Form 10-K
period 1997-12-31
POWER INTEGRATIONS INC
filed 1998-03-24
CIK 833640

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO


                        COMMISSION FILE NUMBER 0-23441

                               ----------------

                           POWER INTEGRATIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                94-3065014
 (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

             477 N. MATHILDA AVENUE, CALIFORNIA       94086
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

                                (408) 523-9200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS       NAME OF EXCHANGE ON WHICH REGISTERED
-------------------       ------------------------------------
       NONE                               NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of registrant's voting and non-voting common equity held by nonaffiliates of registrant, based upon the closing sale price of the common stock on February 27, 1998, as reported on the Nasdaq National Market, was approximately $117,192,870. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  Outstanding shares of registrant's common stock, $.001 par value, as of February 27, 1998: 12,084,240

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the definitive Proxy Statement for registrant's 1998 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  This report includes a number of forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. These factors include, but are not limited to, the Company's ability to maintain and establish strategic partnerships; the risks inherent in the development and delivery of complex technologies; the Company's ability to attract, retain and motivate qualified personnel; the emergence of new markets for the Company's products and services, and the Company's ability to compete in those markets based on timeliness, cost and market demand; and the Company's limited financial resources. A further discussion of these and other risk factors is contained in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and elsewhere in this report.

ITEM 1. BUSINESS

OVERVIEW

  Power Integrations, Inc. (the "Company") designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits ("ICs") for use in AC to DC power conversion. The Company has targeted high-volume power supply markets, including the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer electronics markets. The Company's ICs cost effectively bring the benefits of high levels of integration to AC to DC switching supplies. The Company believes that the products in its TOPSwitch family of high-voltage ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. An enhanced family, TOPSwitch-II, was introduced in April 1997.

INDUSTRY BACKGROUND

  Virtually every electronic device that plugs into a wall socket requires some type of power supply. These power supplies convert incoming high-voltage, alternating current ("AC") provided by electric utilities into low-voltage direct current ("DC") that can be used by electronic devices. Additionally, rechargeable, portable products, such as cellular phones and laptop computers, also need an AC to DC power supply to recharge their batteries.

  Historically, AC to DC power supplies have used large, inefficient transformers which operate at low frequencies to transform high-voltage current to low-voltage current. In the 1970s, the invention of high-voltage discrete semiconductors enabled the development of a new generation of AC to DC power supplies. These new AC to DC "switching" power supplies ("switchers") used a high-voltage discrete semiconductor along with other components to generate high frequency pulses of power enabling the use of smaller, more efficient transformers to lower the voltage. Although these discrete switchers offered advantages over older technologies, over the years they have not kept pace with the rapid integration in the electronic devices they power.

  Recent market trends in electronics have created new requirements for power supplies. The proliferation of portable electronic devices, particularly in wireless communications and mobile computing, has created a global market where consumers demand that new generations of electronic devices become smaller and lighter. This expectation of increasingly compact systems has driven end user demand for smaller, lighter power supplies. Another major trend affecting power supplies is the growing awareness of the financial and environmental costs of excess energy consumption. Growing environmental concerns have resulted in government guidelines, such as the voluntary "Energy Star" rating in the United States, as well as in many foreign countries, which encourage the use of more energy efficient electronic devices from home appliances to personal computers. In addition, manufacturers are aggressively seeking to reduce manufacturing costs and time-to-market by decreasing component count and simplifying system design.

  As the pressures from these market forces have increased, the limitations of discrete switchers have become more pronounced. Discrete switchers require numerous components which limit the power supply designers' ability to reduce the size, increase the functionality and improve the efficiency of switchers while at the same time meeting stringent market cost requirements. In addition, discrete switchers involve a high level of system complexity which limits the scalability of designs and increases time-to-market and development risks for new products.

  Despite these shortcomings, discrete switchers remain in widespread use in the large market for high-voltage switchers within the 0.5 to 150 watt power range. This market includes switchers for cellular phone chargers, personal computers, cable and direct broadcast satellites and numerous other consumer and industrial electronic devices. To address the shortcomings of discrete switchers, attempts have been made to replace discrete switchers with integrated switchers through the use of high-voltage analog ICs. Prior attempts did not achieve widespread acceptance in the marketplace because they were not as cost-effective as discrete alternatives. Consequently, the Company believes that a substantial market opportunity exists for high-voltage ICs that achieve a system cost that is better than or at parity with existing solutions.

THE COMPANY'S HIGHLY INTEGRATED SOLUTION

  The Company has developed a family of high-voltage ICs which the Company believes are the first highly integrated power conversion ICs to achieve widespread market acceptance. Since introducing its TOPSwitch products in 1994, the Company has shipped approximately 86 million TOPSwitch ICs. These patented ICs achieve a high level of system integration by combining a controller, MOSFET and a number of other electronic components into a single analog IC. The Company's TOPSwitch products enable many power supplies in the
0.5 to 150 watt range to have a total cost equal to or lower than discrete switchers. The Company's TOPSwitch products offer the following key benefits to power supplies:

 Fewer Components, Reduced Size and Enhanced Functionality

  The Company's highly integrated TOPSwitch ICs enable the design and production of cost-effective switchers that use up to 50% fewer components and have enhanced functionality compared to discrete-based solutions. For example, the Company's integrated circuits provide thermal and short circuit protection without increasing system cost while discrete switchers must add additional components and cost to provide these functions.

 Improved Efficiency

  The Company's integrated circuit also improves electrical efficiency which reduces power consumption and excess heat generation. The Company's patented low-loss, high-voltage device, combined with its control circuitry, improves overall electrical efficiency during both full operation and stand-by mode.

 Reduced Time-to-Market

  The Company's integrated circuit enables a less complex system architecture that greatly simplifies system design for power supply designers. This allows manufacturers to leverage their existing TOPSwitch designs for new products, which results in shorter time-to-market and reduced product development risk.

 Wide Power Range and Scalability

  Products in the Company's current TOPSwitch families of products share a common proprietary architecture but vary in power capability to address a power range of 0.5 to 150 watts. The Company's scalable architecture allows switcher designers to leverage their existing TOPSwitch-based designs to easily develop a wide range of products to address many different power supply markets.

STRATEGY

  The Company's objective is to be the leading provider of high-voltage power conversion ICs. The Company intends to pursue the following strategies to accelerate adoption of its products:

  Target High-Volume Markets. The Company's strategy is to use its technology and products to deliver cost-effective integrated solutions to high-volume AC to DC switching power supply markets. The Company's proprietary TOPSwitch architecture was designed to be used cost effectively over a wide power range in multiple applications. The scalable TOPSwitch architecture allows the Company to leverage a small number of products across a broad range of high-volume markets, thereby gaining economies of scale and enhancing the Company's competitiveness.

  Focus on Markets that Can Derive Significant Benefits from Integration. The Company is initially focusing its efforts on those markets that are particularly sensitive to size, portability, energy efficiency and time to market issues. The Company achieved early success penetrating the cellular phone fast charger market as the cellular phone industry has moved from stand-alone desktop chargers to more portable travel chargers. The Company has also achieved rapid growth in the desktop PC market due to the market's recent demand for stand-by power capability. As other markets emerge as significant opportunities for the Company's TOPSwitch products, the Company intends to focus its resources on the development and penetration of these markets. See "Risk Factors--Concentration of Applications."

  Deliver Systems Solution and Provide Applications Expertise. To accelerate market adoption of the TOPSwitch products, the Company offers its customers comprehensive application design support. This system level support includes extensive application notes and production-ready reference design boards. The Company provides application engineering support out of the Company's headquarters and through field application engineering labs located in England, India, Japan, Korea, Singapore and Taiwan. The Company has committed substantial resources to system support by dedicating approximately 15% of its workforce to applications engineering. The Company believes its power supply systems expertise and investment in field applications engineering provide it with significant competitive advantages.

  Extend Technological Leadership in High-Voltage Analog ICs. The Company's technology leadership is based on high-voltage analog device structures and wafer fabrication processes coupled with analog circuit designs that have resulted in 22 U.S. patents and 33 foreign patents. These patents, in combination with the Company's other intellectual property, form the basis of the Company's TOPSwitch product families. The Company recently introduced an enhanced TOPSwitch product family that provides improved power capability and system cost advantages while preserving the design simplicity of the Company's original TOPSwitch products. The Company continues to improve its high-voltage analog device structures, wafer fabrication processes and analog circuit designs and seeks to obtain additional patents to protect its intellectual property.

  Leverage Patented Technology in Strategic Partnerships. The Company has established strategic partnerships with Matsushita Electronics Corporation and an affiliate of Matsushita ("MEC"), and OKI Electric Industry Co., Ltd. ("OKI") in order to obtain high volume manufacturing resources, broader market penetration and royalty revenues. The wafer manufacturing relationships with MEC and OKI enable the Company to focus on product design and marketing while minimizing fixed costs and capital expenditures. MEC and OKI also have licensed the right to manufacture products for sale in certain geographic regions and for internal consumption. See "Risk Factors--Dependence on Wafer Suppliers" and "Risk Factors--Risks of Licensing Technology to Third Parties."

PRODUCTS

  The Company has developed a series of product families that utilize its high-voltage analog technology, analog IC design capabilities and power conversion system expertise.

 The TOPSwitch Product Families

  The Company's TOPSwitch high-voltage analog IC products are able to meet the power conversion needs of a wide range of applications within high volume markets. Sales of TOPSwitch products accounted for 79% and 93% of the Company's net revenues in 1996 and 1997, respectively.

  TOPSwitch. The TOPSwitch family consists of 13 products, the first of which was introduced in 1994. The key benefits of the TOPSwitch family compared to discrete switchers are fewer components, reduced size, enhanced functionality and lower cost in many applications. The Company's TOPSwitch products achieve a high level of system integration by combining a PWM controller, a high-voltage MOSFET and a number of other electronic components into a single 3-pin package. The TOPSwitch products are produced in two high-voltage versions--a 350 volt version which is required for the 115VAC switcher markets (e.g. United States and Japan) and a 700 volt version which is required for the 230VAC switcher markets (e.g. Europe and International).

  TOPSwitch II. The TOPSwitch II family currently consists of 11 products, the first of which was introduced in April 1997. The TOPSwitch II products further lower the switcher costs by improving the performance of TOPSwitch and broadening the availability of a low cost package for low power applications. The TOPSwitch II family utilizes the same proprietary architecture used in the original TOPSwitch family, thereby enabling switcher designers experienced with TOPSwitch to take advantage of the TOPSwitch II benefits without implementing a new architecture.

 Other Products

  The Company's products also include the SMP family, the INT family and a limited number of custom products. Sales of these products accounted for 21% and 7% of the Company's net revenues in 1996 and 1997, respectively. The Company expects revenue from these products to continue to decline as a percentage of net revenues.

  SMP. The SMP family is the original line of power conversion products developed by the Company for the AC to DC power supply market. These products are used in applications where switcher designers are willing to pay a premium price for additional features such as variable frequency.

  INT. The INT products are interface drivers for motor control applications which utilize the Company's high-voltage process technology.

  Custom Products. The Company also manufactures a limited number of custom products, including a hook switch for telephones.

MARKETS & CUSTOMERS

  The Company's strategy is to target high-volume power supply markets and to initially focus on those markets that can derive significant benefits from its TOPSwitch products. The following chart shows representative customers, which in some cases are also end users, of the Company's TOPSwitch products in power supplies in several major market segments.

          MARKET SEGMENT                            CUSTOMERS
          --------------                            ---------
Cellular Phones
  Battery Chargers................ Motorola, Inc. and its subsidiaries
                                   ("Motorola"), Nokia, Phihong Enterprises,
                                   Samsung Electronics ("Samsung")
Desktop Computers
  Stand-by Power.................. API (Sun Moon Star), Astec, Delta
                                   Electronics, Intertek, Liteon
Cable and Direct Broadcast
 Satellite
  Set-top Decoders................ Amstrad, API, Grundig, Hughes, Nokia, Pace
                                   Micro Technology, Scientific Atlanta
  Cable Telephone................. ADC Telecom, Alltemated, Phillips, Tellabs
                                   Acer, Lucky Goldstar, Sony

              MARKET SEGMENT                                 CUSTOMERS
              --------------                                 ---------
PC Peripherals
  Multi-media Monitor (Audio).............. Lucky Goldstar, Sony
  Universal Serial Bus..................... Nokia, Philips, Samsung, Sony
  Removable Mass Storage................... Anam Instruments (End User: Iomega)
Consumer
  TV....................................... Daewoo, Samsung, Sony
  VCR...................................... Daewoo
  DVD...................................... Malata, Samsung
Industrial
  Utility Meters........................... General Electronics Corporation,
                                            Schlumberger
  Uninterrupted Power Supply............... Exide Electronics

 Current Primary Markets

  Cellular Phones. Demand in the cellular phone market is driven by low-cost, ease of use, portability and miniaturization. The Company believes that these factors have created a substantial market opportunity for small, efficient power supplies for battery chargers. The Company intends to continue its penetration of this market with its integrated solution which enables a low-cost, compact and efficient power supply.

  Desktop Computers. Desktop computers consume energy while idle and turned on to wait for communication functions such as receiving a fax. As the level of communication functions performed by the computer increases, the computer's power consumption during idle is becoming a significant cost for both users and the economy. Therefore, computer manufacturers and governmental authorities are promoting the use of stand-by power features in new PCs to reduce the PCs' power consumption when idle. The Company's highly efficient TOPSwitch products are currently being used in computers to provide this stand-by power solution and meet the market demand for more energy-efficient computers.

  Cable and Direct Broadcast Satellite. Set-top decoders are rapidly changing as broadcasters are providing more advanced capabilities and a greater number of channels to consumers. This has created an opportunity for a scalable power supply system solution which can be quickly redesigned to keep up with the market's rapidly changing requirements. The scalable architecture of the Company's TOPSwitch products addresses this need for a high-volume, versatile solution.

 Other Markets

  Although the Company is currently focusing on the above key markets, the Company also sells its products into a wide variety of other markets which include PC peripherals, televisions, VCRs, industrial meters and kitchen appliances. As these and other markets emerge as significant opportunities for the Company's TOPSwitch products, the Company intends to focus its resources on the development and penetration of these markets.

SALES, DISTRIBUTION AND MARKETING

  The Company sells its products to OEMs and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors. The Company currently utilizes sales representatives throughout Asia and Europe. The Company's international sales representatives also act as distributors. In the United States, the Company currently utilizes one national distributor and a number of regional sales representatives. The Company has sales offices in Atlanta, Georgia and Newport Beach, California, as well as in England, India, Korea and Taiwan. For the year ended December 31, 1997, direct sales and sales through distributors were approximately equal as a percentage of net revenues. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. The Company's distributors are not subject to minimum purchase requirements and the sales representatives and distributors can discontinue marketing any of the Company's products at any time.

  The Company's products are generally incorporated into a customer's power supply at the design stage. The Company's sales and marketing efforts are focused on facilitating the customer's use of the Company's products in the design of new power supplies for specific applications. An important competitive factor in achieving a design win is the Company's commitment to provide comprehensive application design support. The Company publishes a comprehensive Databook and Design Guide and provides to its current and prospective customers extensive application notes and production-ready reference design boards. In addition, the Company provides application engineering support out of the Company's headquarters, and its field application engineering labs located in England, India, Japan, Korea, Singapore and Taiwan provide local resources to support customers in key geographies. The Company focuses particular efforts on building relationships with and providing support to industry-leading OEMs and merchant power supply manufacturers. The Company has committed substantial resources to system support by dedicating approximately 15% of its workforce to applications engineering.

  The Company's end user base is highly concentrated and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of the Company's revenue in 1996 and 1997. Motorola is presently the Company's largest end user. Although the exact dollar amounts and percentages of sales to Motorola are difficult to ascertain because most of such sales occur through distributors or indirectly through sales to merchant power supply manufacturers which, in turn, sell power supplies to Motorola, the Company estimates that direct and indirect sales to Motorola accounted for approximately 20% of the Company's net revenues for the year ended December 31, 1997. The Company estimates that its top ten customers, including distributors which resell to Motorola and other large OEMs and merchant power supply manufacturers, accounted for 64% and 67% of the Company's net revenues for the years ended December 31, 1996 and 1997, respectively. For fiscal 1995, three customers accounted for approximately 12%, 20% and 21% of net revenues. For fiscal 1996, no individual customer accounted for more than 10% of net revenues. For the year ended December 31, 1997, Maxisum Ltd. and Phihong Enterprise accounted for 21% and 15% of the Company's net revenues, respectively. No other customers accounted for more than 10% of net revenues during 1997. In fiscal 1995, 1996 and 1997, international sales comprised 65%, 72% and 81%, respectively, of the Company's net revenues. See "Risk Factors--Customer Concentration and Competing Products from Customers."

  Sales of the Company's products are generally made pursuant to standard purchase orders, which are frequently revised to reflect changes in the customer's requirements. Product deliveries are scheduled upon the Company's receipt of purchase orders. Generally, these orders allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, the Company believes that purchase orders received, while useful for scheduling production are not necessarily reliable indicators of future revenues. See "Risk Factors--Unpredictable and Fluctuating Operating Results."

  In the Japanese market, the Company has a license agreement with MEC under which MEC sells its versions of the Company's products. While the Company continues to sell its products to its existing Japanese customers, in April 1997, the Company agreed not to pursue new business in Japan until after June 2000. The Company believes that this new arrangement will better meet the Company's market penetration and financial objectives in Japan. The Company supports MEC's sales efforts and the Company's existing Japanese customers through its office in Japan. OKI also has the rights to sell its versions of the Company's products in Japan but is currently not exercising these rights. See "Risk Factors--Risks of Licensing Technology to Third Parties" and "Intellectual Property and Other Proprietary Rights."

TECHNOLOGY

 High-Voltage Transistor Structure and Process Technology

  The Company has developed a proprietary high-voltage, power IC technology which utilizes the Company's MOS transistor structure and proprietary process and has resulted in 7 U.S. patents. The technology enables the

Company to integrate cost effectively on the same monolithic IC, high-voltage n-channel transistors with industry standard CMOS and bipolar components. The IC device structure and the wafer fabrication process both contribute to the cost effectiveness of the Company's high-voltage technology. The device structure results in a transistor conduction capability that is significantly higher than that of competing technologies. The IC device structure can be implemented on low cost silicon wafers using a 3 micron CMOS process when combined with the Company's proprietary implant process step. The Company has focused its efforts on optimizing a single wafer fabrication process for its TOPSwitch products. The same process can be adapted for power conversion products that range from 20 to 800 volts.

 IC Design and System Technology

  The Company's proprietary IC designs combine complex control circuits and high-voltage transistors on the same monolithic IC and have resulted in 15 U.S. patents. The Company's IC design technology takes advantage of the Company's high voltage process to minimize the die size of both the high-voltage device and the control circuits and improve the performance of the Company's ICs versus alternative integration technologies. The combination of the Company's IC design technology and the Company's system level expertise in switchers has enabled the Company to develop the highly integrated TOPSwitch ICs and scalable architecture for integrated switchers.

RESEARCH AND DEVELOPMENT

  The Company's research and development efforts are focused on improving the Company's high-voltage device structures, wafer fabrication processes, analog circuit designs and system level architecture. By these efforts, the Company seeks to further reduce the costs of its products, and improve the cost effectiveness and enhance the functionality of its customers' power supplies. The Company has assembled a multidisciplined team of highly skilled engineers to meet its research and development goals. These engineers bring to the Company expertise in high-voltage structure and process technology, analog design and power supply systems architecture.

  In 1995, 1996 and 1997, the Company spent $2.0 million, $3.5 million and $5.3 million, respectively, on its research and development efforts. The Company expects that it will continue to invest substantial funds in research and development activities. The development of high-voltage analog ICs is highly complex. There can be no assurance that the Company will develop and introduce new products in a timely and cost effective manner or that its development efforts will successfully permit the Company's products to meet changing market demands. See "Risk Factors--New Products and Technological Change."

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  The Company utilizes a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect its intellectual property rights. The Company holds 22 U.S. patents and has generally filed for or received foreign patent protection on these patents resulting in 33 foreign patents and 15 foreign patent applications. The U.S. patents have expiration dates ranging from 2006 to 2016. Seven of the U.S. patents are related to the device structure of the high-voltage transistor, 10 are circuit patents that have been utilized in the Company's products and 3 are circuit patents that provide the foundation for the Company's TOPSwitch products. Two of the U.S. patents cover specific system applications using TOPSwitch. The Company is currently pursuing additional U.S. patent applications relating to improvements and extensions of the Company's products. There can be no assurance that the Company's pending United States or foreign patent applications or any future United States or foreign patent applications will be approved, that any issued patents will protect the Company's intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar or competing technology or design around any patents that may be issued to the Company. The Company also holds nine trademarks, five in the U.S., two in California and two in Japan.

  Certain equipment, processes, information and knowledge developed by the Company and used in the design and manufacture of its products are regarded as proprietary by the Company. The Company's trade secrets include a proprietary high volume production process that produces the Company's patented high-voltage ICs. The Company attempts to protect its trade secrets and other proprietary information through non-disclosure agreements, proprietary information agreements with employees and consultants and other security measures. Despite these efforts, there can be no assurance that others will not gain access to the Company's trade secrets, or that the Company can meaningfully protect its intellectual property. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although the Company intends to protect its rights vigorously, there can be no assurance that such measures will be successful.

  The Company has granted perpetual non-transferable licenses to MEC and OKI to use the Company's semiconductor patents and other intellectual property for the Company's current high-voltage technology, including the Company's TOPSwitch technology, and improvements on the existing technology to manufacture and design products for internal use and for sale or other distribution to Japanese companies and to subsidiaries of Japanese companies in Asia. In the case of OKI, to the extent such products are not based on TOPSwitch technology, sales or other distribution may be on a worldwide basis to any third parties. In the case of MEC, to the extent products are not based on the TOPSwitch technology, sales or other distribution may also be made to Asian companies in Asia. MEC and OKI have granted the Company perpetual cross licenses to the technology developed by MEC or OKI under their license rights. Until after June 2000, the Company has agreed not to license the technology licensed to MEC to other Japanese companies (other than OKI) or their subsidiaries. The Company has also agreed not to sell its products in Japan to new customers. In exchange for their license rights, MEC and OKI have paid and, in the case of MEC, will continue to pay to the Company licensing fees for a fixed period and pay or will pay royalties on products using the licensed technology during fixed periods. In April 1997, the license agreement with MEC was amended to explicitly include high-voltage device technology being developed by the Company in return for an improved royalty structure from MEC. To date, only MEC has sold products to third parties under its license rights.

  The Company also has granted a perpetual, non-transferable license to AT&T Microelectronics to use certain of the Company's IC processes and device technologies in the products AT&T sells. In addition, pursuant to an agreement with MagneTek, Inc., the Company has granted MagneTek an exclusive, perpetual royalty-free license to manufacture lighting products that incorporate certain of the Company's technology.

  The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which would have material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the laws of certain foreign countries in which the Company's technology is or may in the future be licensed may not protect the Company's intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of the Company's intellectual property. See "Risk Factors-- Dependence on Proprietary Technology."

MANUFACTURING

  The Company contracts with MEC and OKI to manufacture its wafers in Japan. The Company's semiconductor products are assembled and packaged by independent subcontractors in China, Malaysia and the Philippines. The Company performs testing, finishing and shipping at its facility in Sunnyvale, California. This fabless manufacturing model enables the Company to focus on its engineering and design strengths, minimize fixed costs on capital expenditures, and still have access to high-volume manufacturing capacity. The Company's products do not require leading edge process geometries for them to be cost-effective and thus, the Company can use MEC's and OKI's older, low-cost fabs for wafer manufacturing. The Company uses a proprietary and sensitive implant process and must interact closely with MEC and OKI to achieve satisfactory yields. Although the Company generally utilizes standard IC packages for assembly, there are some materials and aspects that are specific to the Company. The Company specifies a sole source high-voltage molding compound that is difficult to process. This compound, and its required processes, together with the other non-standard materials and processes needed to assemble the Company's products require a more exacting level of process control than normally required for standard packages. As a result the Company must be involved with its contractors on an active engineering basis to maintain and improve the process. The Company has developed process monitoring equipment to support this effort and must provide adequate engineering resources to provide similar support in the future.

  The Company's wafer supply agreements with MEC and OKI expire in June 2000 and June 1998, respectively. Under the terms of the MEC agreement, minimum annual and monthly purchase and sale commitments are established annually by the mutual agreement of MEC and the Company. Pricing is also established by the good faith agreement of MEC and the Company, subject to the Company's right to most favored pricing. Under the terms of the OKI agreement, OKI has agreed to reserve a specified amount of production capacity and to sell wafers to the Company at fixed prices depending upon volume. The Company's agreements with both MEC and OKI provide for the pricing of wafers in Japanese yen.

  There can be no assurance that the Company will be able to reach an agreement with either MEC or OKI to extend the term of their respective wafer supply agreements. The Company's failure to reach, in a timely fashion, an extension of either agreement or to enter into a wafer supply arrangement with another manufacturer, could result in material disruptions in supply. Certain contractual provisions limit the conditions under which the Company can enter into such arrangements with other Japanese manufacturers or their subsidiaries during the term of the agreement with MEC. In the event of a supply disruption with OKI or MEC, if the Company were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce devices with acceptable manufacturing yields, the Company's business, financial condition and operating results would be materially and adversely affected.

  The Company typically receives shipments from MEC or OKI in approximately 12 to 14 weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, the Company typically needs to receive wafers from MEC and OKI 4 to 6 weeks before the desired ship date to the Company's customers. As a result of these factors and the fact that customers' orders can be made with little advance notice, the Company has only a limited ability to react to fluctuations in demand for its products, which could cause the Company to have at any given time an excess or a shortage of inventory of a particular product. From time to time in the past, the Company has been unable to fully satisfy customer requests as a result of these factors. Any significant disruptions in deliveries would materially and adversely affect the Company's business and operating results.

  The Company depends on MEC and OKI to produce wafers at acceptable yields and to deliver them to the Company in a timely manner. As the Company continues to increase its product output, there can be no assurance that the Company's foundries and assemblers will not experience a decrease in yields. Moreover, there can be no assurance that acceptable yields will be maintainable in the future. See "Risk Factors--Risks of Outside Manufacturing and Assembly; Sole Source Risks."

COMPETITION

  The high-voltage power supply industry is intensely competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for the Company's products is cost effectiveness. The Company's products face competition from alternative technologies, primarily discrete switchers. The Company believes that at current pricing, the TOPSwitch families of products offer favorable cost performance benefits compared to discrete switchers in many high-volume applications over the power range of approximately 0.5 watts to 150 watts. However, any significant erosion in the price of discrete components, such as high-voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of the TOPSwitch products. Also older alternative technologies to switchers are more cost-effective than switchers that use the Company's TOPSwitch products in certain power ranges for certain applications. If power requirements for certain applications in which the Company's products are currently utilized, such as battery chargers for cellular telephones, drop below certain power levels, these older alternative technologies can be used more cost effectively than TOPSwitch-based switchers. The Company is continuing its efforts to use its extensive system level expertise to enhance the cost effectiveness of TOPSwitch-based switchers in the lower power ranges. There can be no assurance that the Company will be successful in these efforts.

  Recently, the Company's TOPSwitch product families have begun to meet additional competition from hybrid and single high-voltage ICs similar to TOPSwitch. These competing products are being developed or have been developed and are being produced by companies such as Motorola, SGS-THOMSON Microelectronics N.V. ("SGS"), Samsung and Sanken Electric Company, Ltd. ("Sanken"). The Company expects competition to increase as Motorola, SGS, Samsung, Sanken and possibly other companies develop and introduce new products. To the extent these competitors' products are lower in cost than the Company's products, the Company's business, financial condition and results of operations could be materially and adversely affected. Many of the Company's emerging competitors, including Motorola, SGS, Samsung and Sanken, have significantly greater financial, technical, manufacturing and marketing resources than the Company. In the context of a market where a high-voltage IC is designed into a customer's product and the provider of such ICs is therefore the sole source of the IC for that product, greater resources and, in particular, greater manufacturing resources, may be a significant factor in the customer's choice of the IC because of the customer's perception of greater certainty in its source of supply. See "Risk Factors--Customer Concentration and Competing Products from Customers."

  The Company's ability to compete in its target markets also depends on such factors as the timing and success of new product introductions by the Company and its competitors, the pace at which the Company's customers incorporate the Company's products into their end user products, availability of wafer fabrication and finished good manufacturing capability, the availability of adequate sources of raw materials, protection of Company products by effective utilization of intellectual property laws and general economic conditions. There can be no assurance that the Company's products will continue to compete favorably or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. Failure of the Company to compete successfully in the high-voltage power supply business would materially and adversely affect the Company's business, financial condition and results of operations. See "Risk Factors--Competition."

EMPLOYEES

  As of December 31, 1997, the Company employed 140 full time personnel, consisting of 58 in manufacturing, 36 in research and development, 35 in sales and marketing and 11 in finance and administration.

EXECUTIVE OFFICERS OF THE REGISTRANT

  As of February 27, 1998, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

          NAME                         POSITION WITH THE COMPANY               AGE
          ----                         -------------------------               ---
Howard F. Earhart....... President, Chief Executive Officer and Director        58
Balu Balakrishnan....... Vice President, Engineering and New Business           43
                         Development
Clements Edward Pausa... Vice President, Operations                             67
Vladimir Rumennik....... Vice President, Technology Development                 52
Daniel M. Selleck....... Vice President, Worldwide Sales                        51
Robert G. Staples....... Chief Financial Officer, Vice President, Finance and   50
                         Administration and Secretary
Clifford J. Walker...... Vice President, Corporate Development                  46
Dr. Edward C.            Chairman of the Board of Directors                     56
 Ross(1)(2).............
Dr. William Davidow(1).. Director                                               62
E. Floyd Kvamme(1)(2)... Director                                               60
Steven J. Sharp......... Director                                               56

--------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

  Howard F. Earhart has served as President, Chief Executive Officer and as a Director of the Company since January 1995. From 1990 to 1995 Mr. Earhart served as an interim Chief Executive Officer for various high technology companies including those discussed below. From July 1994 to March 1995, Mr. Earhart served as Chief Executive Officer of Co-Active Computing, Inc., a personal computer peer-to-peer network adapter company. From July 1994 to January 1995, Mr. Earhart served as Chief Executive Officer of Reach Software, a software company. From December 1993 to April 1994, Mr. Earhart served as Chief Executive Officer of Quorum Software, a software company. From August 1993 to September 1994, Mr. Earhart served as acting Chief Executive Officer of Digital-F/X, a hardware and software company. From September 1992 to April 1993, Mr. Earhart served as an advisor to the Chief Executive Officer of Raster Graphics, an electrostatic plotter company. From August 1990 to January 1992, Mr. Earhart served as Chief Executive Officer of Springer Technologies, a thin film magnetic head company. Mr. Earhart also served as President of the Consumer Products Group of Memorex Corporation.

  Balu Balakrishnan has served as Vice President, Engineering and New Business Development of the Company since September 1997. From September 1994 to September 1997, Mr. Balakrishnan served as Vice President, Engineering and Marketing of the Company. Mr. Balakrishnan served as Vice President, Design Engineering from April 1989 to September 1994. From April 1978 to April 1989, Mr. Balakrishnan served as Design and Development Manager of National Semiconductor's Interface and Advanced Peripherals Group.

  Clements Edward Pausa has served as Vice President, Operations of the Company since June 1997. From October 1994 to June 1997, Mr. Pausa served as a Vice President of Alphatec Group, a semiconductor manufacturing services company. From October 1990 to June 1997, Mr. Pausa served as a director of consulting at Coopers & Lybrand LLP. From August 1969 to October 1990, Mr. Pausa served as a Vice President of National Semiconductor. Mr. Pausa has served as a director of Coopers & Lybrand LLP, since October 1990.

  Vladimir Rumennik has served as Vice President, Technology Development of the Company since April 1991. From February 1990 to March 1991, Mr. Rumennik was Director of Technology Development of the Company. Prior to January 1990, Mr. Rumennik was a manager at Signetics, a semiconductor company and a subsidiary of Philips Semiconductor ("Signetics"). Mr. Rumennik has also held positions at Philips Laboratories and Xerox Microelectronics Center.

  Daniel M. Selleck has served as Vice President, Worldwide Sales of the Company since May 1993. From February 1984 to May 1993, Mr. Selleck held various sales management positions with Philips Semiconductor including European Regional Sales Manager and Western Area Sales Manager in the United States.

  Robert G. Staples has served as Chief Financial Officer, Vice President, Finance and Administration and Secretary of the Company since June 1995. From October 1994 to June 1995, Mr. Staples served as Chief Financial Officer of MIS, a software development company. From October 1993 to October 1994, Mr. Staples served as Chief Financial Officer of Simtec Corporation, a semiconductor company. From April 1988 to October 1993, Mr. Staples served as Chief Financial Officer and Vice President, Finance and Administration of Codar Technology, a defense contracting company.

  Clifford J. Walker has served as Vice President, Corporate Development of the Company since June 1995. From September 1994 to June 1995, Mr. Walker served as Vice President of Reach Software, a software company. From December 1993 to September 1994, Mr. Walker served as President of Morgan Walker, a consulting company. From July 1992 to December 1993, Mr. Walker served as Vice President of Extended Length Flex, a PCB company. From October 1986 to July 1992, Mr. Walker served as Vice President of Springer Technologies, a thin film disk head company.

  Dr. Edward C. Ross has served as a Director of the Company since January 1989 and has served as the Chairman of the Board of Directors since January 1995. From January 1989 to January 1995, Dr. Ross served as President and Chief Executive Officer of the Company. Dr. Ross has served as President, Technology and Manufacturing Group of Cirrus Logic, Inc., a semiconductor company, since September 1995.

  Dr. William Davidow has served as a Director of the Company since its inception. Dr. Davidow has been a general partner of Mohr, Davidow Ventures, a venture capital company since 1985. Dr. Davidow also serves as a director of two public companies, Rambus Inc. and The Vantive Corporation.

  E. Floyd Kvamme has served as a Director of the Company since September 1989. Mr. Kvamme has been a general partner of Kleiner Perkins Caufield & Byers, a venture capital company, since 1984. Mr. Kvamme also serves as a director of four public companies, TriQuint Semiconductor ("TriQuint"), Harmonic Lightwaves, Photon Dynamics and Prism Solutions.

  Steven J. Sharp is a founder of the Company and has served as a Director of the Company since its inception. Mr. Sharp has served as President, Chief Executive Officer and Chairman of the Board of TriQuint since September 1991.

ITEM 2. PROPERTIES.

  The Company's main executive, administrative, manufacturing and technical offices are located in a 30,000 square foot facility in Sunnyvale, California under a lease which expires in October 1998 with a conditional five-year option at fair market value to the year 2003. The Company's manufacturing operations at this facility consist of testing wafers and ICs. While the Company believes that its existing facilities are adequate for its current needs and expects to exercise the lease option, it is exploring the possibility of leasing additional space to accommodate future needs.

ITEM 3. LEGAL PROCEEDINGS.

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  In connection with the Company's initial public offering of common stock on December 12, 1997 ("IPO"), the Company's predecessor-in-interest, Power Integrations, Inc., a California corporation, solicited, by written consent, its shareholders with respect to approving (i) the Company's reincorporation in the State of Delaware, including authorizing a 6.8-to-1 reverse stock split and a reduction in the Company's authorized capital stock,
(ii) the form of the Company's Indemnity Agreement, (iii) amendments to the Company's 1997 Stock Option Plan (the "Option Plan") to provide that the number of shares issuable under the Option Plan be increased on the first day of each fiscal year of the Company beginning on or after January 1, 1999 by a number of shares equal to 5% of the number of shares of the Company's common stock issued and outstanding on the last day of the preceding fiscal year and to make additional clarifying changes to the Option Plan, (iv) the adoption of the Company's 1997 Employee Stock Purchase Plan with a share reserve of 250,000 shares of the Company's common stock and (v) the adoption of the Company's 1997 Outside Directors Stock Option Plan with a share reserve of 200,000 shares of the Company's common stock. Each of the above-referenced matters were approved by the Company's shareholders, effective as of September 30, 1997, as provided below:

  The proposal to approve the Company's reincorporation in the state of Delaware, a 6.8-to-1 reverse stock split and a reduction in the Company's authorized capital stock received the following votes:

   For:      8,703,297
   Against:          0
   Abstain:    663,839

  The proposal to approve the form of the Company's Indemnity Agreement received the following votes:

   For:      8,703,297
   Against:          0
   Abstain:    663,839

  The proposal to amend the Company's 1997 Stock Option Plan received the following votes:

   For:      8,703,297
   Against:          0
   Abstain:    663,839

  The proposal to approve the Company's 1997 Employee Stock Purchase Plan with a share reserve of 250,000 shares of the Company's common stock received the following votes:

   For:      8,703,297
   Against:          0
   Abstain:    663,839

  The proposal to approve the Company's 1997 Outside Directors Stock Option Plan with a share reserve of 200,000 shares of the Company's common stock received the following votes:

   For:      8,703,297
   Against:          0
   Abstain:    663,839

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company effected its IPO on December 12, 1997 with its common stock traded on the Nasdaq National Market under the symbol "POWI." As of December 31, 1997, there were approximately 305 stockholders of record of the Company's common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the quarter indicated, the high and low sales price per share of the Company's common stock as reported on the Nasdaq National Market:

                                                                    PRICE RANGE
                                                                    -------------
                                                                     HIGH   LOW
                                                                    ------- -----
       YEAR ENDED DECEMBER 31, 1997
       Fourth Quarter (since December 12, 1997).................... $ 9 3/8 $  8

  The Company has not paid any cash dividends on its capital stock. The Company currently intends to retain its earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                     1993     1994     1995     1996     1997
                                    -------  -------  -------  -------  -------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Net revenues:
  Product sales...................  $ 1,578  $ 5,027  $17,406  $23,324  $44,827
  License fees and royalties......    4,185    2,099    1,009      619    1,162
                                    -------  -------  -------  -------  -------
    Total net revenues............    5,763    7,126   18,415   23,943   45,989
                                    -------  -------  -------  -------  -------
Cost of revenues..................    3,764    4,324   12,371   15,546   26,291
                                    -------  -------  -------  -------  -------
Gross profit......................    1,999    2,802    6,044    8,397   19,698
                                    -------  -------  -------  -------  -------
Operating expenses:
  Research and development........    2,050    2,366    2,044    3,519    5,253
  Sales and marketing.............    2,158    2,098    2,744    3,905    6,417
  General and administrative......      958    1,061    1,619    1,558    2,053
                                    -------  -------  -------  -------  -------
    Total operating expenses......    5,166    5,525    6,407    8,982   13,723
                                    -------  -------  -------  -------  -------
Income (loss) from operations.....   (3,167)  (2,723)    (363)    (585)   5,975
Interest and other expense, net...      (42)     (23)    (406)    (726)    (683)
                                    -------  -------  -------  -------  -------
Income (loss) before provision for
 income taxes.....................   (3,209)  (2,746)    (769)  (1,311)   5,292
                                    -------  -------  -------  -------  -------
Provision for income taxes........      323        6       34       30      530
                                    -------  -------  -------  -------  -------
Net income (loss).................  $(3,532) $(2,752) $  (803) $(1,341) $ 4,762
                                    =======  =======  =======  =======  =======
Earnings (loss) per share:
  Basic...........................  $(10.80) $ (7.67) $ (1.37) $ (1.57) $  3.22
                                    -------  -------  -------  -------  -------
  Diluted.........................  $(10.80) $ (7.67) $ (1.37) $ (1.57) $  0.49
                                    =======  =======  =======  =======  =======
Shares used in per share
 calculation:
  Basic...........................      327      359      585      856    1,480
                                    -------  -------  -------  -------  -------
  Diluted.........................      327      359      585      856    9,781
                                    =======  =======  =======  =======  =======
                                                 DECEMBER 31,
                                    -------------------------------------------
                                     1993     1994     1995     1996     1997
                                    -------  -------  -------  -------  -------
                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-
 term investments.................  $   898  $ 1,551  $ 3,800  $ 7,692  $29,008
Working capital...................      683    2,580    7,435    9,769   30,131
Total assets......................    2,798    5,371   15,729   19,535   48,559
Long-term debt and capitalized
 lease obligations, net of current
 portion..........................      202      508    2,219    5,499    2,435
Stockholders' equity..............    1,102    3,306    9,512    9,098   33,327

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Risk Factors" and elsewhere in this Form 10-K that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

  The Company designs, develops, manufactures and markets proprietary, high-voltage, analog ICs for use in AC to DC power conversion primarily for the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer electronics markets. From its inception in March 1988 through 1993, the Company developed numerous standard and custom products incorporating high levels of features and functionality, each intended to address the needs of various markets. Although the Company was successful in developing the core of its patented technology during this period, market penetration of its products was low because these products were not as cost-effective as alternative discrete products. The limited product revenue, combined with the high costs of developing and marketing numerous solutions to numerous target markets, prevented the Company from achieving profitability.

  In 1993, the Company changed its strategy to focus on bringing cost-effective, integrated products to the high-voltage AC to DC power supply markets. As a result, in 1994, the Company completed development of the first of its TOPSwitch family of products. The TOPSwitch family of products, with a proprietary integrated architecture, is designed to address with relatively few products broad applications in a number of high-volume, high-voltage AC to DC power supply markets. The initial target markets addressed by TOPSwitch are particularly sensitive to size, portability, energy efficiency and time-to-market. The TOPSwitch products and the solutions enabled by them are significantly lower in costs than the Company's previous products and the solutions enabled by those products. Commercial shipments of TOPSwitch began in May 1994. Primarily as a result of the increasing sales of TOPSwitch products, the Company's net revenues from product sales more than tripled between 1994 and 1995, increasing from $5.0 million to $17.4 million. Net revenues from product sales increased 34% from 1995 to 1996 and 92% from 1996 to 1997.

  By focusing on the TOPSwitch family of products, the Company was able to more effectively utilize its resources and limit the growth of operating expenses in 1994 and 1995. Because of this and the growth in net revenues, operating expenses were reduced from 77.5% of net revenues in 1994 to 34.8% of net revenues in 1995. In response to increasing market acceptance of its TOPSwitch products and faster revenue growth, in 1996 the Company accelerated its investment in research and development and sales and marketing, including technical customer support, and, as a result, operating expenses increased from $6.4 million in 1995 to $9.0 million in 1996 and to $13.7 million in 1997. The Company expects that operating expenses will continue to increase in absolute dollars, but will fluctuate as a percentage of net revenues, as it continues to add resources to research and development, sales and marketing and general and administrative activities.

  The Company has experienced increased net revenues in each of the last six quarters, achieved a positive income from operations in each of the last five quarters, and achieved positive net income in each of the quarters ended June 30, 1997, September 30, 1997, and December 31, 1997. However, the prediction of future operating results is difficult. The Company's future operating results will depend on many factors, including the volume and timing of orders received by the Company from its customers; competitive pressures on selling prices; the volume and timing of orders placed by the Company with its foundries; the availability of raw materials; fluctuations in manufacturing yields, whether resulting from the transition to new foundries or from other factors; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis;

the introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its customers' products; the timing of investments in research and development and sales and marketing; cyclical semiconductor industry conditions; fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen; changes in the international business climate and economic conditions generally. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. See "Risk Factors--Unpredictable and Fluctuating Operating Results."

  The Company licenses certain technologies and grants limited product manufacturing and marketing rights to strategic partners in return for foundry relationships, license fees and product royalty arrangements. Prior to the introduction of TOPSwitch in 1994, the Company's analog ICs generated limited product sales while license fees and prepaid royalties accounted for a significant percentage of the Company's total revenues. In future periods, the Company expects license fees and royalties to consist primarily of royalties on products shipped by licensees incorporating licensed technology, and anticipates that license fees and royalties will account for a small percentage of net revenues. The Company does not expect significant prepaid license fees from future license agreements.

  A significant portion of the Company's cost of revenues consists of the cost of wafers. The Company's contracts for its foundries' services are denominated in Japanese yen. Changes in the exchange rate between the U.S. dollar and the Japanese yen subject the Company's gross profit and operating results to the potential for material fluctuations. From time to time, as the Company's strategic partners close old production lines and move to new fabrication facilities, the Company must absorb a portion of the costs of physically moving the manufacturing of the Company's products to new production lines, including the costs of installation of new process technologies. See "Risk Factors--Dependence on Wafer Suppliers," "Risk Factors--Risks of Foreign Manufacturers and Assemblers," "Business--Sales, Distribution and Marketing" and "Business--Manufacturing."

  Product revenues consist of sales to OEMs and merchant power supply manufacturers and to distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. At that time, the Company provides for estimated sales returns and other allowances related to those sales. Approximately half of the Company's sales are made to distributors under terms allowing certain rights of return and price protection for the Company's products held in the distributors' inventories. Therefore, the Company defers recognition of revenue and the proportionate cost of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The gross profit deferred as a result of this policy is reflected as "deferred income on sales to distributors" on the Company's consolidated balance sheet. See Note 2 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

  The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                         PERCENTAGE OF
                                                      TOTAL NET REVENUES
                                                    YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1995      1996      1997
                                                    -------   -------   -------
Net revenues:
  Product sales....................................    94.5%     97.4%     97.5%
  License fees and royalties.......................     5.5       2.6       2.5
                                                    -------   -------   -------
    Total net revenues.............................   100.0     100.0     100.0
                                                    -------   -------   -------
Cost of revenues...................................    67.2      64.9      57.2
                                                    -------   -------   -------
Gross profit.......................................    32.8      35.1      42.8
                                                    -------   -------   -------
Operating expenses:
  Research and development.........................    11.1      14.7      11.4
  Sales and marketing..............................    14.9      16.3      14.0
  General and administrative.......................     8.8       6.5       4.4
                                                    -------   -------   -------
    Total operating expenses.......................    34.8      37.5      29.8
                                                    -------   -------   -------
Income (loss) from operations......................    (2.0)     (2.4)     13.0
Interest and other expense, net....................    (2.2)     (3.1)     (1.5)
                                                    -------   -------   -------
Income (loss) before provision for income taxes....    (4.2)     (5.5)     11.5
                                                    -------   -------   -------
Provision for income taxes.........................      .2        .1       1.1
                                                    -------   -------   -------
Net income (loss)..................................    (4.4)%    (5.6)%    10.4%
                                                    =======   =======   =======

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1997

  Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of the Company's technology. Net revenues increased 92.1% from $23.9 million in 1996 to $46.0 million in 1997. Net revenues from product sales represented $23.3 million and $44.8 million of net revenues in 1996 and 1997, respectively. The increase in net revenues from product sales was due primarily to increased sales of the Company's TOPSwitch family of products and, to a lesser extent, initial sales of the TOPSwitch-II family of products, which began commercial shipment in April 1997. Net revenues also grew because of an increase in royalty revenues, from $619,000 to $1.2 million in the two periods, respectively.

  International sales increased by $19.4 million in 1997 compared to 1996, growing from approximately 72% of net revenues in 1996 to approximately 81% of net revenues in 1997. Although the power supplies using the Company's products are designed and distributed worldwide, most of such power supplies are manufactured in Asia. As a result, the largest portion of the Company's revenues is derived from sales to this region. The Company expects international revenue to continue to account for a large portion of the Company's net revenues. See "Risk Factors--Risks of International Sales."

  For the year ended December 31, 1997, net revenues from two different customers accounted for approximately 15% and 21% of net revenues. For the year ended December 31, 1996, no individual customers accounted for more than 10% of net revenues. See "Risk Factors--Customer Concentration and Competing Products from Customers" and Note 2 of Notes to Consolidated Financial Statements.

  Gross profit. Gross profit is equal to net revenues less cost of revenues. The Company's cost of revenues consists primarily of costs associated with the purchase of wafers from MEC and OKI, the assembly and packaging of its products, and internal labor and overhead associated with the testing of both wafers and packaged components. These costs include expenses incurred in connection with the physical move of the manufacturing of the Company's products between wafer production lines at both of its foundry suppliers and with the installation of new process technologies at these foundries, which may recur from time to time and adversely effect the Company's cost of revenues.

  Gross profit increased from $8.4 million, or 35.1% of net revenues, to $19.7 million, or 42.8% of net revenues, in 1996 and 1997, respectively, due to the combined effects of the absorption of certain fixed costs over the increased sales volume, lower prices for wafers, partially as a result of favorable foreign exchange rates, and improved packaging costs. During this period the Company experienced an improved foreign exchange rate between the U.S. dollar and the Japanese yen, contributing approximately $895,000, or approximately
4.6 percentage points, of the gross profit. Gross profit in future periods may be influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen.

  Research and development expenses. Research and development expenses consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. The Company also expenses prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses increased by 49.3%, from $3.5 million in 1996 to $5.3 million in 1997. The increase was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials resulting from the transition of foundry manufacturing processes with MEC and OKI. These expenses decreased as a percentage of net revenues from 14.7% in 1996 to 11.4% in 1997 due to increased sales. The Company expects that research and development expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

  Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with the Company's regional sales and support offices. Sales and marketing expenses increased 64.3%, from $3.9 million in 1996 to $6.4 million in 1997, which represented 16.3% and 14.0% of net revenues, respectively. This increase represents the addition of personnel to support international sales and field application engineers. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

  General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, and legal and auditing expenses. In 1996 and 1997, general and administrative expenses were $1.6 million and $2.1 million, respectively, which represented 6.5% and 4.4% of net revenues, respectively. This increase in absolute dollars is attributable to additional headcount to support the growth in the volume of sales. The Company expects that general and administrative expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

  Interest and other expense, net. Interest and other expense, net, of $726,000 and $683,000 in 1996 and 1997, respectively, reflects interest incurred by the Company on its capital equipment lease obligations and on the $3.0 million of subordinated debt originated in the second quarter of 1996, partially offset by interest income earned on its cash and short-term investments. The Company repaid the subordinated debt with proceeds from its initial public offering and expects to continue to utilize term debt to finance its capital equipment needs.

  Provision for income taxes. Provision for taxes for 1996 and 1997 represents Federal, state and foreign taxes. The increase in the effective rate from 2.3% for 1996 to 10.0% for 1997 reflects the profitable results for the 1997 period. The difference between the statutory rate and the Company's effective tax rate for 1997 is due to the impact of benefiting net operating loss carryforwards offset partially by a change in the deferred tax valuation allowance. As of December 31, 1997, the Company had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $14.3 million and $2.5 million, respectively, which expire at various dates through 2011. Utilization of the net operating loss carryforwards will be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. See
Note 7 of Notes to Consolidated Financial Statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1996

  Net Revenues. Net revenues were $18.4 million and $23.9 million in 1995 and 1996, respectively. Net revenues from product sales were $17.4 million and $23.3 million in the same two years, respectively, reflecting the growth in the Company's TOPSwitch family of products, which comprised 68% and 79% of net revenues from product sales in 1995 and 1996, respectively. For 1995, three customers accounted for approximately 12%, 20% and 21% of net revenues. For 1996, no individual customer accounted for more than 10% of net revenues. See
Note 2 of Notes to Consolidated Financial Statements. License fees consisted of payments from foundry and technology licensing agreements with MEC and OKI and a prior foundry. License fees have declined as fees payable pursuant to license agreements executed in June 1990 and June 1993 sequentially declined in accordance with the terms of those agreements. In future periods, the Company expects license fees and royalties to consist primarily of royalties paid on shipments by MEC and OKI of products that incorporate the Company's licensed technologies.

  Gross profit. Gross profit was $6.0 million and $8.4 million, representing 32.8% and 35.1% of net revenues, in 1995 and 1996, respectively. The increase in gross profit in absolute dollars and as a percent of net revenues in 1996 over 1995 continued to reflect the absorption of fixed costs over a larger sales volume and reductions in prices for wafers, partially as a result of favorable exchange rates, and packaged assemblies.

  Research and development expenses. Research and development expenses were $2.0 million and $3.5 million, which represented 11.1% and 14.7% of net revenues, in 1995 and 1996, respectively. Research and development expenses increased 72.2% in 1996 compared to 1995 due to decisions to invest more heavily in the development of the Company's technology to expand the cost effective power range of the Company's TOPSwitch products. However, there can be no assurance that the Company's increased research and development activities will be successful or will lead to increased sales of the Company's current or future products.

  Sales and marketing expenses. Sales and marketing expenses were $2.7 million and $3.9 million, which represented 14.9% and 16.3% of net revenues, in 1995 and 1996, respectively. This increase in absolute dollars reflected the addition of staff in both sales and application engineering to improve the Company's ability to facilitate customers' use of the Company's products in the design of new power supplies for specific applications. The increased spending also reflects higher commissions resulting from the increase in sales volume. The fluctuation in sales and marketing expense as a percentage of net revenues reflects primarily the increase in sales.

  General and administrative expenses. General and administrative expenses were $1.6 million in both 1995 and 1996, which represented 8.8% and 6.5% of net revenues, in 1995 and 1996, respectively. As a percentage of net revenues, general and administrative expenses decreased, reflecting primarily the increase in sales.

  Interest and other expense, net. Interest and other expense, net, was $406,000 and $726,000, representing 2.2% and 3.1% of net revenues, in 1995 and 1996, respectively. The increase reflects increases in borrowings under the Company's capital lease lines, primarily to finance the addition of test equipment to expand capacity to meet the increased volume of sales and, in 1996, the addition of $3.0 million in subordinated debt to provide additional cash to support operations.

  Provision for income taxes. Provision for income taxes during 1995 and 1996 represented Federal and state minimum taxes and foreign taxes. As of December 31, 1996, the Company had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $23.0 million and $6.5 million, respectively, which expire at various dates through 2011. Utilization of the net operating loss carryforwards will be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. See Note 7 of Notes to Consolidated Financial Statements.

SELECTED QUARTERLY RESULTS OF OPERATIONS

  The following tables set forth certain consolidated statement of operations data for each of the quarters in the years ended December 31, 1996 and 1997, as well as the percentage of the Company's net revenues represented by each item. This information has been derived from the Company's unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's annual audited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results for any subsequent period or for the entire fiscal year.

                                                        QUARTER ENDED
                          -------------------------------------------------------------------------
                          MAR. 31, JUNE 30, SEPT. 30, DEC. 31, MAR. 31, JUNE 30, SEPT. 30, DEC. 31,
                            1996     1996     1996      1996     1997     1997     1997      1997
                          -------- -------- --------- -------- -------- -------- --------- --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
 Product sales..........   $6,045   $5,247   $5,354    $6,678   $6,831   $9,878   $12,959  $15,159
 License fees and
  royalties.............       78      127      204       210      235      171       384      372
                           ------   ------   ------    ------   ------   ------   -------  -------
  Total net revenues....    6,123    5,374    5,558     6,888    7,066   10,049    13,343   15,531
                           ------   ------   ------    ------   ------   ------   -------  -------
Cost of revenues........    4,040    3,544    3,740     4,222    4,321    5,789     7,492    8,689
                           ------   ------   ------    ------   ------   ------   -------  -------
Gross profit............    2,083    1,830    1,818     2,666    2,745    4,260     5,851    6,842
                           ------   ------   ------    ------   ------   ------   -------  -------
Operating expenses:
 Research and
  development...........      705      886      968       960    1,077    1,215     1,404    1,557
 Sales and marketing....      805      926    1,015     1,159    1,105    1,464     1,839    2,009
 General and
  administrative........      398      355      439       366      410      430       620      593
                           ------   ------   ------    ------   ------   ------   -------  -------
  Total operating
   expenses.............    1,908    2,167    2,422     2,485    2,592    3,109     3,863    4,159
                           ------   ------   ------    ------   ------   ------   -------  -------
Income (loss) from
 operations.............      175     (337)    (604)      181      153    1,151     1,988    2,683
Interest and other
 expense, net...........     (138)    (189)    (178)     (221)    (214)    (139)     (196)    (134)
                           ------   ------   ------    ------   ------   ------   -------  -------
Income (loss) before
 provision for
 income taxes...........       37     (526)    (782)      (40)     (61)   1,012     1,792    2,549
Provision for income
 taxes..................        2        8        6        14       10       57       306      157
                           ------   ------   ------    ------   ------   ------   -------  -------
Net income (loss).......   $   35   $ (534)  $ (788)   $  (54)  $  (71)  $  955   $ 1,486  $ 2,392
                           ======   ======   ======    ======   ======   ======   =======  =======
Earnings (loss) per
 share
 Basic..................   $ 0.04   $(0.63)  $(0.91)   $(0.06)  $(0.08)  $ 1.08   $  0.91  $  0.95
 Diluted................   $   --   $(0.63)  $(0.91)   $(0.06)  $(0.08)  $ 0.09   $  0.14  $  0.22
Shares used in per share
 calculation
 Basic..................      835      848      866       873      876      886     1,632    2,507
 Diluted................    9,563      848      866       873      876   10,307    10,761   10,852

                                              PERCENTAGE OF TOTAL NET REVENUES
                          ----------------------------------------------------------------------------
                          MAR. 31, JUNE 30,  SEPT. 30, DEC. 31,  MAR. 31,  JUNE 30, SEPT. 30, DEC. 31,
                            1996     1996      1996      1996      1997      1997     1997      1997
                          -------- --------  --------- --------  --------  -------- --------- --------
Net revenues:
 Product sales..........    98.7%    97.6%      96.3%    97.0%     96.7%     98.3%     97.1%    97.6%
 License fees and
  royalties.............     1.3      2.4        3.7      3.0       3.3       1.7       2.9      2.4
                           -----    -----      -----    -----     -----     -----     -----    -----
  Total net revenues....   100.0    100.0      100.0    100.0     100.0     100.0     100.0    100.0
                           -----    -----      -----    -----     -----     -----     -----    -----
Cost of revenues........    66.0     65.9       67.3     61.3      61.2      57.6      56.1     56.0
                           -----    -----      -----    -----     -----     -----     -----    -----
Gross profit............    34.0     34.1       32.7     38.7      38.8      42.4      43.9     44.0
                           -----    -----      -----    -----     -----     -----     -----    -----
Operating expenses:
 Research and
  development...........    11.5     16.5       17.4     13.9      15.2      12.1      10.5     10.0
 Sales and marketing....    13.1     17.2       18.3     16.8      15.6      14.6      13.8     12.9
 General and
  administrative........     6.5      6.7        7.9      5.4       5.9       4.2       4.7      3.8
                           -----    -----      -----    -----     -----     -----     -----    -----
  Total operating
   expenses.............    31.1     40.4       43.6     36.1      36.7      30.9      29.0     26.7
                           -----    -----      -----    -----     -----     -----     -----    -----
Income (loss) from
 operations.............     2.9     (6.3)     (10.9)     2.6       2.1      11.5      14.9     17.3
Interest and other
 expense, net...........    (2.3)    (3.5)      (3.2)    (3.2)     (3.0)     (1.4)     (1.5)    (0.9)
                           -----    -----      -----    -----     -----     -----     -----    -----
Income (loss) before
 provision for income
 taxes..................     0.6     (9.8)     (14.1)    (0.6)     (0.9)     10.1      13.4     16.4
Provision for income
 taxes..................     --       0.1        0.1      0.2       0.1       0.6       2.3      1.0
                           -----    -----      -----    -----     -----     -----     -----    -----
Net income (loss).......     0.6%    (9.9)%    (14.2)%   (0.8)%    (1.0)%     9.5%     11.1%    15.4%
                           =====    =====      =====    =====     =====     =====     =====    =====

  Net revenues in the second and third quarters of 1996 decreased from net revenues in the first quarter of 1996 due primarily to the termination of a significant PC desktop program by one of the Company's end-users. The Company's net revenues increased in each of the six consecutive quarters through the quarter ended December 31, 1997, primarily due to increased shipments of the Company's TOPSwitch family of products. These increased shipments were due to growth in the volume of sales from existing customers, the addition of new customers and, in the second quarter of 1997, the introduction of the TOPSwitch II product family. See "Risk Factors-- Unpredictable and Fluctuating Operating Results."

  The Company's gross profit generally increased as a percentage of net revenues during each of the eight quarters ended December 31, 1997. Gross profit as a percentage of net revenues in the third quarter of 1996 declined due to the lower absorption of manufacturing costs resulting from a reduced level of production as the Company worked off excess inventories.

  Research and development expenses generally increased in absolute terms during the eight quarters presented, primarily due to increased staffing in the areas of new product design and technology development. As a percentage of net revenues, research and development expenses increased in the second and third quarters of 1996 over the first quarter due to an increase in expenses resulting from additional staffing and a lower net revenue base. During the five quarters ended December 31, 1997, research and development expenses fluctuated as a percentage of net revenues. The decline as a percentage of net revenues in each of the quarters ended June 30, 1997, September 30, 1997 and December 31, 1997 was due to an increase in net revenues.

  Sales and marketing expenses generally increased in absolute dollars over the eight quarters presented, primarily due to the additional staffing in sales and application engineering and increased sales commissions due to the increased revenues from product sales.

  General and administrative expenses increased only slightly during the eight quarters and fluctuated overall as a percentage of net revenues as net revenues increased.

  Interest and other expense, net, increased in the third and fourth quarters of 1996 due to the increase in interest expense resulting from increased borrowings under the Company's capital lease lines, and interest expense resulting from the $3.0 million subordinated debt incurred in May of 1996. The fluctuation of interest and other expenses, net, in each of the four quarters of 1997, is due to increased interest income from higher cash balances created by a net positive cash flow and cash proceeds from the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

  In December 1997, the Company completed the initial public offering of its common stock. The Company sold 2,700,000 shares of common stock raising approximately $20.1 million in gross proceeds. Prior to its public offering, the Company financed its operations from revenues from product sales and proceeds from the private sales of preferred and common stock. The Company has also funded operations through the sales of technology licenses and engineering design services, and various capital equipment lease lines with terms extending from thirty-six to forty-eight months, and an $8.0 million revolving line of credit with Imperial Bank. A portion of the credit line is used to back up letters of credit which the Company provides to MEC and OKI prior to the shipment of wafers by the foundries to the Company. The balance of this line is unused and available. The line of credit is secured by substantially all of the Company's assets. The line of credit agreement contains financial covenants and requires that the Company maintain profitability on a quarterly basis and not pay or declare dividends without the bank's consent.

  The Company has financed a significant portion of its machinery and equipment through capital equipment leases. In May 1997, the Company entered into a new capital equipment lease line of credit with Finova Capital Corporation which allows for combined borrowings up to $3.0 million to finance the acquisition of property and equipment. Approximately $1.4 million was available at December 31, 1997 under this line of credit. At

December 31, 1997, the Company owed approximately $4.2 million on its various capital equipment leases. See Note 5 of Notes to Consolidated Financial Statements.

  As of December 31, 1997, the Company had working capital, defined as current assets less current liabilities, of $30.1 million, which was an increase of approximately $20.4 million over December 31, 1996. The increase was primarily due to the cash generated from the Company's initial public offering in December 1997.

  At December 31, 1997, the Company had cash, cash equivalents and short-term investments of $29.0 million and no borrowings outstanding on its bank line of credit. The Company's operating activities generated cash of $1.1 million and $8.1 million in 1996 and 1997, respectively. Cash generated in 1996 reflects an increase in depreciation and amortization and a decrease in accounts receivable and inventories. Cash generated in 1997 was principally the result of net income, depreciation and amortization, and an increase in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories.

  The Company's investing activities used cash of $4.2 million and $484,000 in 1996 and 1997, respectively. In 1996, cash used for investing activities was primarily for purchases of short-term investments and the balance was for purchases of equipment and leasehold improvements. Financing activities provided $3.3 million and $14.7 million of net cash during 1996 and 1997, respectively, primarily due to the issuance of common stock.

  At December 31, 1997, the Company had net operating loss carryforwards for Federal and state tax reporting purposes of approximately $14.3 million and $2.5 million, respectively, expiring at various dates through 2011. The public offering on December 12, 1997 will cause an annual limitation on the Company's use of its net operating loss carryforwards pursuant to the "change in ownership" provisions of Section 382 of the Internal Revenue Code of 1986, as amended. See Note 7 of Notes to Consolidated Financial Statements.

  The Company believes that cash generated from operations, together with its existing sources of liquidity and the net proceeds to the Company from the public offering, will satisfy the Company's projected working capital and other cash requirements for at least the next 12 months.

NEW ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which will be adopted by the Company in the first quarter of 1998, requires companies to report a new measure of income. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income and reflected instead in equity. The Company anticipates that SFAS No. 130 will not have a material impact on its financial statements.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for disclosure of segment information. SFAS No. 131 will be adopted by the Company in the first quarter of 1998. The Company anticipates that SFAS No. 131 will not have a material impact on its financial statement.

RISK FACTORS

  In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating the Company and its business before purchasing shares of the Company's stock.

  Unpredictable and Fluctuating Operating Results. The Company's quarterly and annual revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of the Company's control, and may fluctuate significantly in the future. Although the

Company was profitable in each of the last three quarters in 1997, there can be no assurance that the Company will continue to be profitable in future periods. The Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicative of future operating results. The Company believes that the growth in revenues and operating income in 1997 compared to 1996 resulted in large part from a combination of factors relating to transitions in the Company's strategy, increasing market acceptance of the Company's TOPSwitch products and customer ordering patterns. Similar growth rates are not expected in future periods.

  The Company's revenues and operating results are substantially dependent upon the volume and timing of orders received by the Company from its customers. The Company's lengthy sales cycle limits its visibility regarding future financial performance. The Company is also subject to the risks to which the markets for its customers' or end users' products are subject and to technological or other changes in those markets, which may affect customer buying patterns. In addition, the ordering patterns of some of the Company's existing large customers have been unpredictable in the past, and the Company expects that customer ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers to the Company for planning purposes. The Company's business is characterized by short-term customer orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. The Company has in the past experienced customer cancellations of substantial orders for reasons beyond the Company's control, and significant cancellations could occur again at any time in the future.

  The Company's revenues and operating results are also subject to competitive pressures on selling prices. Historically, average selling prices of products in the semiconductor and the high-voltage AC to DC power supply industries have decreased over the lives of the products. If the Company is unable to successfully introduce new products with higher average selling prices or is unable to reduce manufacturing costs to offset expected decreases in the prices of its existing products, the Company's operating margins will be adversely affected.

  The Company's operating results are also substantially dependent upon the volume and timing of orders placed by the Company with its foundries. Due to the absence of substantial noncancellable backlog, the Company must plan its production and inventory levels based on internal forecasts of customer demand, which is unpredictable and may fluctuate substantially. Because of recent increases in demand for its products, the Company is currently seeking to increase the level of its inventories. If the Company underestimates the number of units required to meet customer demand and fails to maintain adequate inventory levels, the Company may lose significant revenue opportunities and may lose market share to competitors. On the other hand, if the Company overestimates the number of units required to meet customer demand, the Company's operating results may be materially and adversely affected as a result of costs associated with carrying excess inventory and with obsolescence. Excess inventory and obsolescence costs could be further increased by any unestimated returns from the Company's distributors or customers.

  Other factors which may affect the Company's revenues and operating results include the availability of raw materials; fluctuations in manufacturing yields, whether resulting from the transition to new foundries or from other factors; changes in product mix including the impact of new product introduction on existing products; the Company's ability to develop and bring to market new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its customers' products; the timing of investments in research and development and sales and marketing; cyclical semiconductor industry conditions; fluctuations in exchange rates, particularly exchange rates between the U.S. dollar and the Japanese yen; changes in the international business climate; and economic conditions generally.

  The Company's operating results in a future quarter or quarters are likely to fall below the expectations of public market analysts or investors. In such an event, the price of the Company's common stock will likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Limited History of Profitability; Accumulated Deficit. Since inception the Company has incurred significant losses and negative cash flow. At December 31, 1997, the Company had cumulative net losses of $22.0 million, with net losses of $803,000 and $1.3 million for 1995 and 1996 respectively, and a net profit of $4.8 million for 1997. Although the Company achieved a positive net income for the year ended December 31, 1997, there can be no assurance that the Company will achieve profitability in any future quarterly or annual periods, and recent operating results should not be considered indicative of future financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Concentration of Applications. A limited number of applications of the Company's products, primarily in the cellular phone battery chargers and desktop PC stand-by markets, currently account for the majority of the Company's revenues. Although the exact dollar amounts and percentages of sales for use in particular markets are difficult to ascertain because such sales occur through distributors or indirectly through sales to power supply manufacturers, during 1997, approximately 28% of the Company's revenues were attributable to use of the Company's products in power supplies for cellular phone battery chargers and approximately 21% of the Company's revenues were attributable to the use of the Company's products in desktop PC stand-by power supplies. The Company expects that its revenues and operating results will continue to be substantially dependent upon these markets for the foreseeable future. The cellular phone and desktop PC markets can be highly cyclical and have been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production over capacity. The Company may experience substantial period-to-period fluctuations in future operating results due to general conditions of these markets. The Company's revenues and operating results are subject to many of the risks to which the markets for these applications are subject, and may also be impacted by technological or other developments in these markets. In particular, recent advances in battery technology which offer competitive advantages to the OEMs of cellular telephones permit such OEMs, including Motorola, to lower, or consider lowering, the wattage level of the power supplies used to recharge batteries. As the output power drops below approximately 5 watts, older technological alternatives to switchers can be more cost effective than any of the Company's current products. While the Company continues its efforts to enhance the cost effectiveness of TOPSwitch-based switchers, there can be no assurance that the Company will be successful in its efforts, and, in the absence of a successful competitive response by the Company, demand for the Company's products would be materially adversely affected. Similarly, if a competitor of the Company successfully and cost effectively combines desktop PC stand-by power supplies with the main PC desktop power supplies prior to such combination by the Company, demand for the Company's products could be materially adversely affected. The Company believes that its future success will depend in part upon its ability to penetrate additional markets for its products, and there can be no assurance that the Company will be able to overcome the marketing or technological challenges necessary to do so. To the extent that a competitor penetrates additional markets before the Company is able to do so, or takes market share from the Company in its existing markets, the Company's strategy to be the leading provider of high-voltage power conversion ICs, and the Company's revenues, financial condition and operating results would be materially adversely affected. See "Business--Markets & Customers."

  Customer Concentration and Competing Products from Customers. The Company's end user base is highly concentrated and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of the Company's revenue in 1996 and 1997. Motorola is presently the Company's largest end user. Although the exact dollar amounts and percentages of sales to Motorola are difficult to ascertain because most of such sales occur through distributors or indirectly through sales to merchant power supply manufacturers which, in turn, sell power supplies to Motorola, the Company estimates that direct and indirect sales to Motorola accounted for approximately 20% of the Company's net revenues for the year ended December 31, 1997.

  The Company estimates that its top ten customers, including distributors which resell to Motorola and other large OEMs and merchant power supply manufacturers, accounted for 64% and 67% of the Company's net revenues for 1996 and 1997, respectively. The Company expects that it will continue to be dependent upon a relatively limited number of customers for a significant portion of its net revenues in future periods, although no customer is presently obligated either to purchase a specified amount of products or to provide the Company with binding forecasts of product purchases for any period. The Company's products are typically one of many components used in a larger product produced by the Company's customers. Demand for the Company's products is therefore subject to many risks beyond the Company's control, including, among others, competition faced by the Company's customers in their particular end markets, market acceptance of the products of the Company's customers, technical challenges which may or may not be related to the components supplied by the Company, the technical, sales and marketing and management capabilities of the Company's customers and the financial and other resources of the Company's customers. Certain divisions within Motorola have developed products intended to compete with TOPSwitch, as has Samsung, another customer of the Company's products. The Company believes that it has been successful in competing against such internally developed products to date, but there can be no assurance that it will not in the future lose sales as a result of such competing products. The reduction, delay or cancellation of orders from Motorola or one of the Company's other significant customers, or the discontinuance of the Company's products by the Company's end users, could materially and adversely affect the Company's business, financial conditions and results of operations. The Company has experienced such effects in the past and there can be no assurance that any of the Company's customers will not reduce, cancel or delay orders in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Slower Growth Rates in Orders from Significant Customers. As Motorola continues to shift to cellular phone chargers with power ranges below 5 watts and, in certain lower end products, trades form factor and functionality for additional cost savings, Motorola may increase its usage of solutions based on older technologies rather than switchers. As a result of these or other factors, there is no assurance that direct or indirect orders from Motorola will not decline from levels experienced in prior quarters. If the Company's current efforts to enhance the cost-effectiveness of solutions utilizing TOPSwitch and other attempts to offset any reduction in orders from other customers are not successful, the Company's business, financial condition and operating results will be materially and adversely affected.

  Dependence on Wafer Suppliers. The Company outsources all of its semiconductor manufacturing and product assembly except for testing and finishing. The Company has supply arrangements for the production of wafers with MEC and OKI. Although certain aspects of the Company's relationships with MEC and OKI are contractual, many important aspects of these relationships depend on the continued cooperation of these strategic partners and, in many instances, the parties' course of conduct deviates from the literal provisions of the contracts. There can be no assurance that the Company and its strategic partners will continue to work together successfully in the future or that either MEC or OKI will not seek an early termination of its wafer supply agreement with the Company. See "Business--Manufacturing."

  The Company's wafer supply contracts with OKI and MEC terminate in June 1998 and June 2000, respectively. There can be no assurance that the Company will be able to reach an agreement with either company to extend the term of its respective wafer supply agreements. The Company's failure to reach, in a timely fashion, an extension of either agreement or to enter into an arrangement with another manufacturer, could result in material disruptions in supply. Certain contractual provisions limit the conditions under which the Company can enter into such arrangements with other Japanese manufacturers or their subsidiaries during the term of the agreement with MEC. In addition, the Company's products do not require leading edge device process geometries. As device process geometries become increasingly smaller and as demand for such smaller geometries increases, MEC and OKI may decide at some point to convert all of their manufacturing processes to smaller geometries in response to these industry trends. In the event of a supply disruption with OKI or MEC, if the Company were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce wafers with acceptable manufacturing yields, the Company's business, financial condition and operating results would be materially and adversely affected. The Company estimates that it would take between 9 to 12 months from the time an alternate manufacturing source is identified for such source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet the Company's needs. See "Business-- Manufacturing."

  The Company typically receives shipments from MEC or OKI in approximately 12 to 14 weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, the Company typically needs to receive wafers from MEC or OKI 4 to 6 weeks before the desired ship date to the Company's customers. As a result of these factors and the fact that customers' orders can be made with little advance notice, the Company has only a limited ability to react to fluctuations in demand for its products, which could cause the Company to have an excess or a shortage of inventory of a particular product. From time to time in the past, the Company has been unable to fully satisfy customer requests as a result of these factors. Any significant disruptions in deliveries would materially and adversely affect the Company's business and operating results. Although the Company provides OKI and MEC with rolling forecasts of its production requirements, the ability of MEC or OKI to provide wafers to the Company is limited by the available capacity of the foundry in which it manufactures wafers for the Company. An increased need for capacity to meet internal demands or demands of other customers could cause MEC and OKI to reduce capacity available to the Company. MEC and OKI may also require the Company to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require that the Company make other concessions in order to acquire the wafer supply necessary to meet the Company's customers' requirements. Any such concessions could materially adversely affect the Company's business, financial condition or operating results. See "Business-- Manufacturing."

  Risks of Outside Manufacturing and Assembly; Sole Source Risks. The Company depends on MEC and OKI to produce wafers, and independent subcontractors to assemble finished products, at acceptable yields and to deliver them to the Company in a timely manner. The manufacture of the Company's TOPSwitch products utilizes a CMOS process with a proprietary, highly sensitive implant process step. To the extent the wafer foundries do not achieve acceptable manufacturing yields or they experience product shipment delays, the Company's financial condition or results of operations would be materially and adversely affected. The Company's IC assembly process requires a sole source high-voltage molding compound that is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble the Company's products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially and adversely affect yields and cost to manufacture. Good production yields are particularly important to the Company's business and financial results, including its ability to meet customers' demand for products and to maintain profitability. As the Company continues to increase its product output, there can be no assurance that the Company's foundries and assemblers will not experience a decrease in yields. Moreover, there can be no assurance that acceptable yields will be maintainable in the future.

  Risks of Licensing Technology to Third Parties. MEC currently manufactures and sells its versions of the Company's TOPSwitch families of products under the right (exclusive during the term of the contract as to other Japanese companies, except OKI, and their subsidiaries) granted by the Company to manufacture and sell products using the Company's technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. In certain circumstances, these products are redistributed by the Japanese customers to their manufacturing operations in other regions. Beginning in April 1997, the Company agreed not to sell its products in Japan to new customers. The Company receives royalties on sales by MEC, although such royalties are substantially lower than the gross profit the Company would receive on direct sales. In addition, the royalties paid by MEC are denominated in Japanese yen and are subject to risks inherent in exchange rate fluctuations. Although the Company engages in sales, marketing and support activities to encourage sales by MEC, should MEC fail to adequately promote and deliver the Company's products, the Company's ability to take advantage of the potentially large Japanese market for its products could be severely limited. OKI has a similar, non-exclusive license arrangement with the Company but it does not currently manufacture and sell products to third parties. See "Business--Intellectual Property and Other Proprietary Rights." Should the Company fail to negotiate acceptable royalty-bearing extensions to its contracts with MEC or OKI (if OKI begins to actively exercise its license rights), substantial effort and expense would be required for the Company to establish itself in this market directly or though a different partner, and there can be no assurance that customers for MEC's or OKI's products would not be lost to the Company during such a transition. In addition, the licenses to MEC and OKI for many important aspects of the Company's technology are perpetual, and there can be no assurance that MEC or OKI will not use such technology rights, together with the information and expertise it gains in its relationship with the Company, to develop or market competing products following any termination of its relationships with the Company or after termination of its royalty obligations to the Company. See "Business--Sales, Distribution and Marketing."

  Risks of International Sales. Sales to customers outside of the United States were $11.3 million, $16.8 million and $36 million in 1995, 1996 and 1997, respectively, which represented 65%, 72% and 81% of net revenues for such periods. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability, generally longer receivables collection periods, tariffs and other trade barriers and restrictions, and the burdens of complying with a variety of foreign laws. Furthermore, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increase in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. The Company is exposed to additional risks to the extent that the products of its customers are subject to foreign currency or other international risks. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or operating results.

  Dependence on Foreign Manufacturers and Assemblers. Because the Company depends on MEC and OKI, both located in Japan, for the manufacture of all of its finished silicon wafers and on foreign assembly subcontractors of its products, the Company is directly affected by the political and economic conditions of the countries in which its wafers are or are expected to be manufactured. To the extent that these conditions result in any prolonged work stoppages or other inability of the Company to manufacture and assemble its products, the Company's business, financial condition or results of operations could be materially adversely affected. The Company's contracts with MEC and OKI are denominated in Japanese yen, exposing the Company to the risk of increase in the value of the yen against the U.S. dollar resulting in increased costs for finished wafers which could not be readily passed through to the Company's customers.

  New Products and Technological Change. The Company's future success depends in significant part upon its ability to develop new ICs for high-voltage power conversion for existing and new markets, to introduce such products in a timely manner and to have such products selected for design into products of leading manufacturers. The development of these new devices is highly complex, and from time to time the Company has experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including accurate new product definition, timely completion and introduction of new product designs, availability of foundry capacity, achievement of manufacturing yields and market acceptance of the Company's and its customers' products. There can be no assurance that the Company will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, there can be no assurance that the Company will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that such products will achieve market acceptance. The Company's or its customers' failure to develop and introduce new products successfully and in a timely manner would materially adversely affect the Company's business, financial condition or operating results. Certain customers may defer or return orders for existing products in response to the introduction of new products. Although the Company maintains reserves against any such returns, there can be no assurance that such resources will be adequate.

  Lengthy Sales Cycle. The Company's products are generally incorporated into a customer's products at the design stage. However, customer decisions to use the Company's products (design wins), which can often require significant expenditures by the Company without any assurance of success, often precede volume sales, if any, by a year or more. If a customer decides at the design stage not to incorporate the Company's products into its product, the Company will not have another opportunity for a design win with respect to that product for many months or years. Because of such a lengthy sales cycle, the Company may experience a delay between increasing expenses for research and development and its sales and marketing efforts and the generation of volume production revenues, if any, from such expenditures. Moreover, the value of any design win will largely depend upon the commercial success of the customer's product. There can be no assurance that the Company will continue to achieve design wins or that any design win will result in future revenues. Failure by the Company to timely develop and introduce products that are incorporated into its customers' products could have a material adverse effect on the Company's business, financial condition or results of operations.

  Product Quality, Performance and Reliability. The fabrication and assembly of ICs is a highly complex and precise process. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. ICs as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. The Company has from time to time in the past experienced product quality, performance or reliability problems. There can be no assurance that defects or failures will not occur in the future relating to the Company's product quality, performance and reliability that may have a material adverse effect on the Company's operating results. If such defects and failures occur, the Company could experience lost revenue, increased costs (including warranty expense and costs associated with customer support), delays in or cancellations or reschedulings of orders or shipments and product returns or discounts, any of which would have a material adverse effect on the Company's business, financial condition or operating results.

  Competition. The high-voltage power supply industry is intensely competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for the Company's products is cost effectiveness. The Company's products face competition from alternative technologies, primarily discrete switchers. The Company believes that at current pricing, the TOPSwitch families of products offer favorable cost performance benefits compared to discrete switchers in many high-volume applications over the power range of approximately 0.5 watts to 150 watts. However, any significant erosion in the price of discrete components, such as high voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of the TOPSwitch products. Also, older alternative technologies to switchers are more cost-effective than switchers that use the Company's TOPSwitch products in certain power ranges for certain applications. If power requirements for certain applications in which the Company's products are currently utilized, such as battery chargers for cellular telephones, drop below certain power levels, these older alternative technologies can be used more cost effectively than TOPSwitch-based switchers. The Company is continuing its efforts to enhance the cost effectiveness of TOPSwitch-based switchers in the lower power ranges. There can be no assurance that the Company will be successful in these efforts.

  Recently, the Company's TOPSwitch product families have begun to meet additional competition from hybrid and single high-voltage ICs similar to TOPSwitch. These competing products are being developed or have been developed and are being produced by companies such as Motorola, SGS, Samsung and Sanken. The Company expects competition to increase as Motorola, SGS, Samsung, Sanken and possibly other companies develop and introduce new products. To the extent these competitors' products are more cost-effective than the Company's products, the Company's business, financial condition and results of operations could be materially and adversely affected. Many of the Company's emerging competitors, including Motorola, SGS, Samsung and Sanken, have significantly greater financial, technical, manufacturing and marketing resources than the Company. In the context of a market where a high-voltage IC is designed into a customer's product and the provider of such ICs is therefore the sole source of the IC for that product, greater resources and, in particular, greater manufacturing resources, may be a significant factor in the customer's choice of the IC because of the customer's perception of greater certainty in its source of supply. See "Risk Factors--Customer Concentration and Competing Products from Customers."

  The Company's ability to compete in its target markets also depends on such factors as the timing and success of new product introductions by the Company and its competitors, the pace at which the Company's customers incorporate the Company's products into their end user products, availability of wafer fabrication and finished good manufacturing capability, availability of adequate sources of raw materials, protection of Company products by effective utilization of intellectual property laws and general economic conditions. There can be no assurance that the Company's products will continue to compete favorably or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. Failure of the Company to compete successfully in the high-voltage power supply business would materially and adversely affect the Company's business, financial condition and results of operations. See "Business--Competition."

  Dependence on Proprietary Technology. The Company's future success depends in part upon its ability to protect its intellectual property, including patents, trade secrets, and know-how, and to continue its technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

  The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. While the Company has not received formal notice of any infringement of the right of any third party, questions of infringement in the semiconductor field involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and there can be no assurance that the Company would prevail in any future litigation. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which would have material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the laws of certain foreign countries in which the Company's technology is or may in the future be licensed may not protect the Company's intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of the Company's intellectual property.

  Dependence on Key Personnel. The Company's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel, such as experienced systems applications engineers. The competition for such employees is intense. The loss of the services of one or more of the Company's engineers, executive officers or other key personnel or the Company's inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business, financial condition or operating results. The Company does not have long-term employment contracts with any of its employees. The Company does not have in place "key person" life insurance policies on any of its employees. See "Business--Employees" and "Executive Officers of the Registrant."

  Management of Growth. The Company has experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on its resources. To accommodate this growth, the Company will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems, all of which may require substantial management efforts. There can be no assurance that such efforts can be accomplished successfully. In addition, any future periods of rapid growth or expansion could be expected to place a significant strain on the Company's limited managerial, financial, engineering and other resources. Relationships with new customers generally require significant engineering support. As a result, any increases in the number of customers using the Company's technology will increase the strain on the Company's resources, particularly the Company's engineers. Any delays or difficulties in the Company's research and development process caused by these factors or others could make it difficult for the Company to develop future generations of its products and to remain competitive. In addition, the rapid rate of hiring new employees could be disruptive and adversely affect the efficiency of the Company's research and development process. Any failure to improve the Company's operational, financial and management systems, or to hire, train, motivate or manage its employees could have a material adverse effect on the Company's business, financial condition and operating results.

  Year 2000 Compliance. The Company is in the process of defining costs, issues and uncertainties associated with making the Company's internal-use software applications compliant with the Year 2000. In general, the Company expects to resolve the Year 2000 issues through planned replacement upgrades of its software applications. Although management does not expect the Year 2000 issues to have a material impact on the Company's business or future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

  Concentration of Share Ownership and Voting Power; Anti-Takeover
Provisions. Officers, directors and affiliates of the Company beneficially own approximately 27.6% of the Company's outstanding common stock. As a result, these stockholders as a group are able to substantially influence the management and affairs of the Company and, if acting together, would be able to influence most matters requiring the approval by the stockholders of the Company, including election of directors, any merger, consolidation or sale of all or substantially all of the Company's assets and any other significant corporate transactions. The concentration of ownership could have the effect of delaying or preventing a change in control of the Company, reducing the likelihood of any acquisition of the Company at a premium price.

  The Company's Board of Directors ("Board of Directors" or "Board") has the authority to issue up to 3,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present intention to issue shares of preferred stock. In addition, certain provisions of the Company's Amended Certificate of Incorporation may have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the Company's common stock. These provisions provide, among other things, that stockholders may not take action by written consent, that the ability of stockholders to call special meetings of stockholders and to raise matters at meetings of stockholders is restricted and that certain amendments of the Company's Certificate of Incorporation, and all amendments of the Company's Bylaws, require the approval of holders of at least two-thirds of the voting power of all outstanding shares. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company.

  Risks of Additional Shares Sold in the Public Market. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of the common stock. Currently, 4,600,000 shares are freely tradable. Commencing June 12, 1998, 7,102,056 additional shares will become freely tradable upon the expiration of agreements not to sell such shares, subject to compliance with Rule 144 promulgated under the Securities Act of 1933, as amended. An additional 364,980 shares will become freely tradable at various times after June 12, 1998. Hambrecht & Quist LLC may in its sole discretion and at any time without notice, release all or any portion of the securities subject to such agreements. The Company intends to register approximately 1,551,787 shares of the Company's common stock reserved for issuance under its stock option and purchase plans.

  The holders of 6,258,948 shares of the Company's common stock (including 466,055 shares issuable upon exercise of outstanding warrants) will be entitled to certain registration rights with respect to such shares. If such holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, such sales could have an adverse effect on the market price for the Company's common stock. If the Company were required to include in a Company initiated registration shares held by such holders pursuant to the exercise of their piggyback registration rights, such sale might have an adverse effect on the Company's ability to raise needed capital.

  Expected Volatility of Stock Price. The price of the Company's common stock has been, and is likely to be, volatile. Factors such as future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the Company's common stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially adversely affect the market price of the Company's common stock. Moreover, the trading prices of many high technology stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the trading price of the Company's common stock will remain at or near its initial offering price to the public.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  Certain information required by Part III is omitted from this report in that the Company intends to file its definitive proxy statement pursuant to Regulation 14A (the "definitive Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Proposal No. 1--Election of Directors" and in Part I of this Report under the heading "Executive Officers of the Registrant."

  The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Executive Compensation and Other Matters."

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Executive Compensation and Other Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Form:

    1.Financial Statements

                                                                            PAGE
                                                                            ----
      Report of Independent Public Accountants.............................  36
      Consolidated Balance Sheets..........................................  37
      Consolidated Statements of Operations................................  38
      Consolidated Statements of Stockholders' Equity......................  39
      Consolidated Statements of Cash Flows................................  40
      Notes to Consolidated Financial Statements...........................  41

    2.Financial Statement Schedules

      All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

    3.Exhibits

      See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

  (b) Reports on Form 8-K

    None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Power Integrations, Inc.:

  We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. (a Delaware corporation--see Note 6) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 21, 1998

                            POWER INTEGRATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1997
                                                            --------  --------
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................ $  3,282  $ 25,553
  Short-term investments...................................    4,410     3,455
  Accounts receivable, net of allowances of $285 and
   $1,269, respectively....................................    2,777     6,243
  Inventories..............................................    3,938     7,328
  Prepaid expenses and other current assets................      300       349
                                                            --------  --------
    Total current assets...................................   14,707    42,928
                                                            --------  --------
PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment..................................    8,920    11,914
  Leasehold improvements...................................      636       711
                                                            --------  --------
                                                               9,556    12,625
  Less: Accumulated depreciation and amortization..........   (4,728)   (6,994)
                                                            --------  --------
                                                               4,828     5,631
                                                            --------  --------
                                                            $ 19,535  $ 48,559
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of capitalized lease obligations......... $  1,566  $  1,787
  Current portion of note payable to a stockholder.........      251        --
  Accounts payable.........................................    1,476     6,903
  Accrued payroll and related expenses.....................      829     1,685
  Taxes payable and other accrued liabilities..............       82     1,042
  Deferred income on sales to distributors.................      734     1,380
                                                            --------  --------
    Total current liabilities..............................    4,938    12,797
                                                            --------  --------
LONG-TERM DEBT, net of current portion:
  Capitalized lease obligations............................    2,750     2,435
  Note payable to a stockholder............................    2,749       --
                                                            --------  --------
                                                               5,499     2,435
                                                            --------  --------
COMMITMENTS (NOTE 5)
STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, no par value in 1996; $0.001
   par value in 1997
    Authorized--54,000,000 shares at December 31, 1996;
     3,000,000 shares at December 31, 1997
    Outstanding--45,863,796 shares in 1996 and none in 1997
     (Note 6)                                                 35,271       --
  Common Stock, no par value in 1996; $0.001 par value in
   1997
    Authorized--100,000,000 shares at December 31, 1996;
     40,000,000 shares at December 31, 1997
    Outstanding--875,822 shares in 1996 and 12,073,904
     shares in 1997........................................      565        12
  Additional paid-in capital...............................      --     56,220
  Common stock warrants....................................       12        12
  Stockholder notes receivable.............................      --       (405)
  Deferred compensation....................................      --       (461)
  Cumulative translation adjustment........................      (13)      (76)
  Accumulated deficit......................................  (26,737)  (21,975)
                                                            --------  --------
    Total stockholders' equity.............................    9,098    33,327
                                                            --------  --------
                                                            $ 19,535  $ 48,559
                                                            ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            POWER INTEGRATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1996        1997
                                             ----------  ----------  ----------
NET REVENUES:
  Product sales............................. $   17,406  $   23,324  $   44,827
  License fees and royalties................      1,009         619       1,162
                                             ----------  ----------  ----------
    Total net revenues......................     18,415      23,943      45,989
                                             ----------  ----------  ----------
COST OF REVENUES............................     12,371      15,546      26,291
                                             ----------  ----------  ----------
GROSS PROFIT................................      6,044       8,397      19,698
                                             ----------  ----------  ----------
OPERATING EXPENSES:
  Research and development..................      2,044       3,519       5,253
  Sales and marketing.......................      2,744       3,905       6,417
  General and administrative................      1,619       1,558       2,053
                                             ----------  ----------  ----------
    Total operating expenses................      6,407       8,982      13,723
                                             ----------  ----------  ----------
INCOME (LOSS) FROM OPERATIONS...............       (363)       (585)      5,975
                                             ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income...........................         93         204         359
  Interest expense..........................       (183)       (780)       (832)
  Other, net................................       (316)       (150)       (210)
                                             ----------  ----------  ----------
    Total other income (expense)............       (406)       (726)       (683)
                                             ----------  ----------  ----------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES...............................       (769)     (1,311)      5,292
PROVISION FOR INCOME TAXES..................         34          30         530
                                             ----------  ----------  ----------
NET INCOME (LOSS)........................... $     (803) $   (1,341) $    4,762
                                             ==========  ==========  ==========
EARNINGS (LOSS) PER SHARE:
  Basic..................................... $    (1.37) $    (1.57) $     3.22
                                             ==========  ==========  ==========
  Diluted................................... $    (1.37) $    (1.57) $     0.49
                                             ==========  ==========  ==========
SHARES USED IN PER SHARE CALCULATION:
  Basic.....................................        585         856       1,480
                                             ==========  ==========  ==========
  Diluted...................................        585         856       9,781
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                    CONVERTIBLE
                  PREFERRED STOCK    COMMON STOCK   ADDITIONAL          STOCKHOLDER              CUMULATIVE
                  ----------------  --------------   PAID-IN               NOTES      DEFERRED   TRANSLATION ACCUMULATED
                  SHARES   AMOUNT   SHARES AMOUNT    CAPITAL   WARRANTS RECEIVABLE  COMPENSATION ADJUSTMENT    DEFICIT
                  -------  -------  ------ -------  ---------- -------- ----------- ------------ ----------- -----------
BALANCE AT
 DECEMBER 31,
 1994............  34,214  $27,773     382 $    97   $   --      $ 38      $ --        $ --         $ (9)     $(24,593)
 Issuance of
  Series F
  Preferred
  Stock..........   9,091    4,947     --      --        --       --         --          --          --            --
 Issuance of
  Common Stock
  under employee
  stock option
  plan...........     --       --      427     233       --       --         --          --          --            --
 Issuance of
  Common Stock
  upon exercise
  of warrant.....     --       --       22     108       --       (33)       --          --          --            --
 Issuance of
  Series C
  Preferred Stock
  upon exercise
  of warrants....   1,754    1,756     --      --        --        (3)       --          --          --            --
 Expiration of
  unexercised
  warrants to
  purchase Series
  A, C and D
  Preferred
  Stock..........     --         2     --      --        --        (2)       --          --          --            --
 Translation
  adjustment.....     --       --      --      --        --       --         --          --            1           --
 Net loss........     --       --      --      --        --       --         --          --          --           (803)
                  -------  -------  ------ -------   -------     ----      -----       -----        ----      --------
BALANCE AT
 DECEMBER 31,
 1995............  45,059   34,478     831     438       --       --         --          --           (8)      (25,396)
 Issuance of
  Series C
  Preferred Stock
  upon exercise
  of warrants....     805      793     --      --        --       --         --          --          --            --
 Issuance of
  Common Stock
  under employee
  stock option
  plan, net of
  repurchases....     --       --       28      27       --       --         --          --          --            --
 Issuance of
  Common Stock
  upon exercise
  of warrants....     --       --       17     100       --       --         --          --          --            --
 Issuance of
  warrants to
  purchase Common
  Stock..........     --       --      --      --        --        12        --          --          --            --
 Translation
  adjustment.....     --       --      --      --        --       --         --          --           (5)          --
 Net loss........     --       --      --      --        --       --         --          --          --         (1,341)
                  -------  -------  ------ -------   -------     ----      -----       -----        ----      --------
BALANCE AT
 DECEMBER 31,
 1996............  45,864   35,271     876     565       --        12        --          --          (13)      (26,737)
 Issuance of
  Common Stock
  under employee
  stock option
  plan...........     --       --    1,050     982         3      --        (405)        --          --            --
 Issuance of
  Common Stock in
  connection with
  Public
  Offering.......     --       --    2,700       3    18,842      --         --          --          --            --
 Conversion of
  Preferred Stock
  to
  Common Stock... (45,864) (35,271)  7,448       7    35,264      --         --          --          --            --
 Change in par
  value..........     --       --      --   (2,111)    2,111      --         --          --          --            --
 Deferred
  compensation...     --       --      --      566       --       --         --         (566)        --            --
 Amortization of
  deferred
  compensation...     --       --      --      --        --       --         --          105         --            --
 Translation
  adjustment.....     --       --      --      --        --       --         --          --          (63)          --
 Net income......     --       --      --      --        --       --         --          --          --          4,762
                  -------  -------  ------ -------   -------     ----      -----       -----        ----      --------
BALANCE AT
 DECEMBER 31,
 1997............     --   $   --   12,074 $    12   $56,220      $12      $(405)      $(461)       $(76)     $(21,975)
                  =======  =======  ====== =======   =======     ====      =====       =====        ====      ========
                      TOTAL
                  STOCKHOLDERS'
                     EQUITY
                  -------------
BALANCE AT
 DECEMBER 31,
 1994............    $ 3,306
 Issuance of
  Series F
  Preferred
  Stock..........      4,947
 Issuance of
  Common Stock
  under employee
  stock option
  plan...........        233
 Issuance of
  Common Stock
  upon exercise
  of warrant.....         75
 Issuance of
  Series C
  Preferred Stock
  upon exercise
  of warrants....      1,753
 Expiration of
  unexercised
  warrants to
  purchase Series
  A, C and D
  Preferred
  Stock..........        --
 Translation
  adjustment.....          1
 Net loss........       (803)
                  -------------
BALANCE AT
 DECEMBER 31,
 1995............      9,512
 Issuance of
  Series C
  Preferred Stock
  upon exercise
  of warrants....        793
 Issuance of
  Common Stock
  under employee
  stock option
  plan, net of
  repurchases....         27
 Issuance of
  Common Stock
  upon exercise
  of warrants....        100
 Issuance of
  warrants to
  purchase Common
  Stock..........         12
 Translation
  adjustment.....         (5)
 Net loss........     (1,341)
                  -------------
BALANCE AT
 DECEMBER 31,
 1996............      9,098
 Issuance of
  Common Stock
  under employee
  stock option
  plan...........        580
 Issuance of
  Common Stock in
  connection with
  Public
  Offering.......     18,845
 Conversion of
  Preferred Stock
  to
  Common Stock...        --
 Change in par
  value..........        --
 Deferred
  compensation...        --
 Amortization of
  deferred
  compensation...        105
 Translation
  adjustment.....        (63)
 Net income......      4,762
                  -------------
BALANCE AT
 DECEMBER 31,
 1997............    $33,327
                  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1995        1996        1997
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................  $     (803) $   (1,341) $    4,762
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization...........       1,036       1,887       2,265
  Deferred compensation expense...........         --          --          105
  Provision for accounts receivable and
   other allowances.......................          95         143         984
  Change in operating assets and
   liabilities:
    Accounts receivable...................      (1,883)        166      (4,450)
    Inventories...........................      (3,239)        443      (3,390)
    Prepaid expenses and other current
     assets...............................         (80)       (134)        (49)
    Accounts payable......................       1,321        (504)      5,427
    Accrued liabilities...................          23         285       1,754
    Deferred income on sales to
     distributors.........................         592         142         646
                                            ----------  ----------  ----------
      Net cash provided by (used in)
       operating activities...............      (2,938)      1,087       8,054
                                            ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....      (1,316)       (537)     (1,439)
  Purchases of short-term investments.....        (797)     (9,406)    (13,402)
  Proceeds from sales and maturities of
   short-term investments.................         391       5,793      14,357
                                            ----------  ----------  ----------
      Net cash used in investing
       activities.........................      (1,722)     (4,150)       (484)
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred
   stock..................................       6,700         793         --
  Net proceeds from issuance of common
   stock..................................         308         127      19,425
  Net proceeds from issuance of warrants
   to purchase common stock...............         --           12         --
  Principal payments under capitalized
   lease obligations......................        (505)       (590)     (1,724)
  Proceeds (repayment) related to note
   payable to a stockholder...............         --        3,000      (3,000)
                                            ----------  ----------  ----------
      Net cash provided by financing
       activities.........................       6,503       3,342      14,701
                                            ----------  ----------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.       1,843         279      22,271
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD...................................       1,160       3,003       3,282
                                            ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD...................................  $    3,003  $    3,282  $   25,553
                                            ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
  Capitalized lease obligations incurred
   for property and equipment.............  $    2,838  $    1,883  $    1,630
                                            ==========  ==========  ==========
  Conversion of preferred stock to common
   stock..................................  $      --   $      --   $   35,271
                                            ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest..................  $      183  $      780  $      832
                                            ==========  ==========  ==========
  Cash paid for income taxes..............  $        6  $       45  $      164
                                            ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           POWER INTEGRATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. THE COMPANY:

  Power Integrations, Inc. (the "Company"), which was incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997 (see Note 6), designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits for use in AC to DC power conversion primarily for the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer electronics markets.

  The Company is subject to a number of risks including, among others, the volume and timing of orders received by the Company from its customers; competitive pressures on selling prices; the volume and timing of orders placed by the Company with its foundries; the availability of raw materials; fluctuations in manufacturing yields, whether resulting from the transition to new foundries or from other factors; changes in product mix including the impact of new product introductions on existing products; the Company's ability to develop and bring to market new products and technologies on a timely basis; the introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its customers' products; the timing of investments in research and development and sales and marketing; cyclical semiconductor conditions; fluctuations in exchange rates, particularly exchange rates between the U.S. dollar and the Japanese yen; changes in the international business climate and economic conditions; reliance on a limited number of key customers; dependence on key individuals; the ability to secure adequate financing to support future growth, if and when required; and the successful development and marketing of its products in an emerging and rapidly changing market.

  All of the wafers are manufactured by two offshore independent foundries. Although there are a number of other suppliers that could provide similar services, a change in suppliers could cause a delay in manufacturing and possible loss of sales, which could adversely affect operating results.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation and Foreign Currency Translation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances. The functional currencies of the Company's subsidiaries are the local currencies. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Cumulative gains and losses from the translation of the foreign subsidiaries' financial statements have been included in stockholders' equity.

 Cash and Cash Equivalents and Short-Term Investments

  The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of December 31, 1996 and 1997, the Company's short-term investments consist of U.S. Government backed securities, which are classified as held to maturity and are valued using the amortized cost method which approximates market.

 Inventories

  Inventories (which consist of costs associated with the purchases of wafers from offshore foundries and of packaged components from several offshore assembly manufacturers, as well as internal labor and overhead

                           POWER INTEGRATIONS, INC.

associated with the testing of both wafers and packaged components) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consist of the following (in thousands):

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1996   1997
                                                                   ------ ------
     Raw materials................................................ $  264 $3,323
     Work-in-process..............................................  2,451  2,977
     Finished goods...............................................  1,223  1,028
                                                                   ------ ------
                                                                   $3,938 $7,328
                                                                   ====== ======

 Property and Equipment

  Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets over a period of one to four years or over the applicable lease term.

  Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $6.2 million and $7.8 million, as of December 31, 1996 and 1997, respectively. Related accumulated amortization on these leased assets was approximately $2.1 million and $4.0 million, as of December 31, 1996 and 1997, respectively.

 Earnings (Loss) Per Share

  In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants computed using the treasury stock method. As a result, the 1996 net loss per share amounts have been restated and historical per share information has been presented. The effect of this accounting change on previously reported loss per share data was as follows:

                                                                         1996
                                                                        ------
     Pro forma net loss per share as previously reported............... $(0.14)
     Effect of adopting SFAS No. 128...................................  (1.43)
                                                                        ------
       Basic and diluted loss per share................................ $(1.57)
                                                                        ======

                           POWER INTEGRATIONS, INC.

  A summary of the earnings per share calculation for each of the three years ended December 31, 1995, 1996 and 1997 is as follows (in thousands, except per share amounts):

                                                         1995    1996     1997
                                                        ------  -------  ------
Basic earnings (loss) per share:
  Net income (loss).................................... $ (803) $(1,341) $4,762
                                                        ------  -------  ------
  Weighted average common shares.......................    585      856   1,480
                                                        ------  -------  ------
    Basic earnings (loss) per share.................... $(1.37) $ (1.57) $ 3.22
                                                        ======  =======  ======
Diluted earnings (loss) per share:
  Net income (loss).................................... $ (803) $(1,341) $4,762
                                                        ------  -------  ------
  Weighted average common shares.......................    585      856   1,480
  Weighted average common share equivalents:
    Preferred stock....................................    --       --    7,448
    Options............................................    --       --      704
    Warrants...........................................    --       --      149
                                                        ------  -------  ------
  Diluted weighted average common shares...............    585      856   9,781
                                                        ------  -------  ------
      Diluted earnings (loss) per share................ $(1.37) $ (1.57) $ 0.49
                                                        ======  =======  ======

 New Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which will be adopted by the Company in the first quarter of 1998, requires companies to report a new measure of income. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income and reflected instead in equity. The Company anticipates that SFAS No. 130 will not have a material impact on its financial statements.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for disclosure of segment information. SFAS No. 131 will be adopted by the Company in the first quarter of 1998. The Company anticipates that SFAS No. 131 will not have a material impact on its financial statements.

 Revenue Recognition, Significant Customers

  Product revenues consist of sales to OEMs and merchant power supply manufacturers and to distributors. Revenues from product sales to OEM and merchant power supply manufacturers are recognized upon shipment. The Company provides for estimated sales returns and allowances related to such sales at the time of shipment. During 1995, 1996 and 1997, sales to distributors of the Company's products accounted for approximately 54%, 52%, and 45% of net revenues, respectively. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines of the Company's products held by the distributors. Pursuant to the Company's distributor agreements, the Company protects its distributors' exposures related to the impact of price reductions as well as products at distributors that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company's product in the event the agreement with the distributor is terminated. Accordingly, the Company defers recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The margin deferred as a

                           POWER INTEGRATIONS, INC.

result of this policy is reflected as "deferred income on sales to distributors" in the accompanying consolidated balance sheets.

  The Company has entered into separate wafer supply and technology license agreements with three separate unaffiliated companies (the "Foundries"). As of December 31, 1997, all wafers are supplied by two foundries. The wafer supply agreements, which expire in June 1998 and June 2000 are renewable. In connection with the technology license agreements, the Company is entitled to receive a royalty on sales of products by the Foundries which incorporate the Company's technology into their own products. Initial license fees received under the agreements were non-refundable. As of December 31, 1997, only one foundry has sold products to third parties under its license rights. For the years ended December 31, 1995, 1996 and 1997, revenue recognized under these agreements was approximately $1.0 million, $619,000, and $1.2 million, respectively.

  The Company's end user base is highly concentrated and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of the Company's revenue. For the years ended December 31, 1995, 1996, and 1997, ten customers accounted for approximately 77%, 64%, and 67% of net revenues, respectively.

  The following customers accounted for more than 10% of total net revenues:

                                         YEAR ENDED DECEMBER 31,
                                         --------------------------
         CUSTOMER                         1995      1996     1997
         --------                        -------   -------  -------
         A..............................      21%        *        *
         B..............................      20%        *        *
         C..............................      12%        *        *
         D..............................       *         *       15%
         E..............................       *         *       21%

--------
* less than 10% or no sales

 Export Sales

  The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. Export sales, which consist of domestic sales to customers in foreign countries are comprised of the following:

                                         YEAR ENDED DECEMBER 31,
                                         -------------------------
                                          1995     1996     1997
                                         -------  -------  -------
         Japan..........................     28%      16%       5%
         Taiwan.........................     14%      13%      28%
         Hong Kong......................      4%      12%      25%
         Western Europe.................      9%      19%      12%
         Other..........................     10%      12%      11%
                                         -------  -------  -------
           Total foreign................     65%      72%      81%
                                         =======  =======  =======

 Foreign Currency Risk

  During 1995, the Company opened a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the years ended December 31, 1995, 1996, and 1997, the Company realized foreign exchange transaction losses of approximately $164,000,

                           POWER INTEGRATIONS, INC.

$77,000, and $86,000, respectively, which are included in "other income (expense)," in the accompanying consolidated statements of operations.

 Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term, low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. As of December 31, 1996 and 1997, approximately 85% and 71% of accounts receivable, respectively, were concentrated with ten customers.

3. BANK LINE OF CREDIT:

  The Company has an $8.0 million revolving line of credit agreement (the "Agreement") with a bank. Advances under the Agreement bear interest at the bank's prime lending rate (8.5% at December 31, 1997). All advances under the Agreement are limited to 75% of eligible accounts receivable and the lesser of 40% or $4.0 million of eligible domestic finished goods inventory. Additionally, the Agreement contains certain limitations, including an $8.0 million limit on advances for commercial letters of credit and a $3.0 million limit on advances for foreign currency contracts, if any, provided that at no time will the aggregate sum of the limits exceed $8.0 million. As of December 31, 1997, there were outstanding letters of credit totaling 457,895,541 Japanese yen (approximately $3.5 million). The Agreement, which expires August 11, 1998, restricts the Company from entering into certain transactions and contains certain financial covenants. As of December 31, 1997, there were no borrowings outstanding under the Agreement.

4. NOTE PAYABLE TO A STOCKHOLDER:

  In May 1996, the Company issued a $3.0 million note payable to a holder of Series C Preferred Stock, with an original maturity date of October 1999 and an interest rate of 12%. The note, which was subordinated in rights of payment to all existing and future indebtedness of the Company, was repaid to the holder in December 1997.

5. COMMITMENTS:

  The Company leases its facilities under noncancellable operating leases which expire at various dates through August 1999. The lease for the Company's main corporate facilities expires in October 1998 and contains a conditional five-year option at fair market value to the year 2003. While the Company believes that its existing facilities are adequate for its current needs and expects to exercise the lease option, it is exploring the possibility of leasing additional space to accommodate future needs. Rent expense under all operating leases was approximately $159,000, $223,000 and $291,000 in 1995, 1996 and 1997, respectively.

                           POWER INTEGRATIONS, INC.

  A significant portion of the Company's machinery and equipment is leased under agreements accounted for as capital leases. The Company leased approximately $1.9 million and $1.6 million of equipment during 1996 and 1997, respectively, under various capital leasing arrangements. In May 1997, the Company entered into a new capital lease line of credit agreement (the "Capital Leasing Agreement"), which allows for combined borrowings of up to $3.0 million to finance the acquisition of property and equipment. The capital leasing agreement, which expires on March 31, 1998, bears interest at a fixed rate established at the time of borrowing which was approximately 12.0% as of December 31, 1997. Approximately $1.4 million was available under the Capital Leasing Agreement as of December 31, 1997.

  Future minimum lease payments under all noncancellable operating and capital lease agreements as of December 31, 1997 are as follows (dollars in thousands):

   FISCAL YEAR                                               OPERATING CAPITAL
   -----------                                               --------- -------
   1998                                                        $264    $ 2,265
   1999                                                          11      1,771
   2000                                                         --         692
   2001                                                         --          95
                                                               ----    -------
   Total minimum lease payments.............................   $275    $ 4,823
                                                               ====
   Less: Amounts representing interest on capital leases
    (10.5% to 14.9%)........................................              (601)
                                                                       -------
                                                                         4,222
   Less: Current portion....................................            (1,787)
                                                                       -------
   Long-term portion........................................           $ 2,435
                                                                       =======

6. STOCKHOLDERS' EQUITY:

 Reincorporation and Reverse Stock Split

  In September 1997, the Board of Directors approved the reincorporation of the Company in Delaware which became effective in connection with the Company's initial public offering ("IPO"). Upon completion of the IPO in December 1997, the Company was authorized to issue 40,000,000 shares of $0.001 par value common stock.

  In September 1997, the Company's Board of Directors approved a one-for-6.8 reverse split of its common stock. All common and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively to give effect to this reverse stock split.

 Preferred Stock

  With the closing of the Company's IPO in December 1997, all of the outstanding convertible preferred stock automatically converted into 7,447,558 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. As of December 31, 1997, the Company was authorized to issue 3,000,000 shares of new $0.001 par value preferred stock, of which none was outstanding as of December 31, 1997.

 1988 Stock Option Plan

  In June 1988, the Board of Directors approved the 1988 Stock Option Plan (the "1988 Plan"), whereby the Board of Directors may grant options to key employees, directors and consultants to purchase the Company's common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. Options

                           POWER INTEGRATIONS, INC.

expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 50 months. Options granted under the 1988 Plan will remain outstanding in accordance with their terms, but, effective July 1997, the Board of Directors had determined that no further options will be granted under the 1988 Plan.

 1997 Stock Option Plan

  In June 1997, the Board of Directors approved the 1997 Stock Option Plan (the "1997 Plan"), whereby the Board of Directors may grant options to key employees, directors and consultants to purchase the Company's common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. As of December 31, 1997, the 1997 Plan's maximum share reserve is 2,132,227 shares, which is comprised of the sum of (i) 660,745 shares (new shares allocated to the 1997 Plan) and (ii) 1,471,482 (the number of shares subject to outstanding options on December 31, 1997 granted pursuant to the 1988 Plan (the "1988 Plan Options")). The number of shares available for issuance under the 1997 Plan, at any time, is reduced by the number of shares remaining subject to the 1988 Plan Options. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

 1997 Outside Directors Stock Option Plan

  In September 1997, the Board of Directors approved an Outside Directors Stock Option Plan (the "Directors Plan"). A total of 200,000 shares of common stock have been reserved for issuance under the Directors Plan. The Directors Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. The Directors Plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the Board of Directors. The Directors Plan provides that each current and future nonemployee director of the Company will be granted an option to purchase 15,000 shares of common stock on the effective date or the date on which the optionee first becomes a nonemployee director of the Company after the effective date as the case may be (the "Initial Grant"). Thereafter, each nonemployee director who has served on the Board of Directors continuously for 6 months will be granted an additional option to purchase 5,000 shares of common stock (an "Annual Grant"). Subject to an optionee's continuous service with the Company, approximately 1/3rd of an Initial Grant will become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve monthly installments beginning in the 25th month after the date of grant, subject to the optionee's continuous service. The exercise price per share of all options granted under the Directors Plan will equal the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a term of ten years and are non-transferable. In the event of certain changes in control of the Company, options outstanding under the Directors Plan will become immediately exercisable and vested in full.

                           POWER INTEGRATIONS, INC.

  The following table summarizes option activity under the 1988, 1997 and Directors Plans:

                               OPTIONS     OPTIONS     EXERCISE  WEIGHTED AVERAGE
                              AVAILABLE  OUTSTANDING    PRICES   EXERCISE PRICES
                              ---------  -----------  ---------- ----------------
Outstanding at December 31,
 1994........................   86,615      676,941   $  .34-.85      $ .75
  Authorized.................  882,353          --           --         --
  Granted.................... (951,346)     951,346     .51-1.36        .59
  Exercised..................      --      (426,506)     .34-.85        .54
  Canceled...................   69,524      (69,524)     .51-.85        .68
                              --------   ----------   ----------      -----
Outstanding at December 31,
 1995........................   87,146    1,132,257     .34-1.36        .70
  Authorized.................  294,118          --           --         --
  Granted.................... (323,970)     323,970         1.36       1.36
  Exercised..................       --      (27,847)    .51-1.36        .94
  Cancelled..................  131,954     (131,954)    .51-1.36       1.16
                              --------   ----------   ----------      -----
Outstanding at December 31,
 1996........................  189,248    1,296,426     .34-1.36        .80
  Authorized.................  859,775          --           --         --
  Granted.................... (662,432)     662,432    1.36-8.84       2.69
  Exercised..................       --   (1,049,602)    .34-1.70        .55
  Cancelled..................   34,500      (34,500)    .51-1.70       1.42
                              --------   ----------   ----------      -----
Outstanding at December 31,
 1997........................  421,091      874,756   $.51-$8.84      $2.76
                              ========   ==========   ==========      =====
Exercisable at December 31,
 1997........................               237,629   $.51-$5.10      $ .97
                                         ==========   ==========      =====

  Options issued under the 1988 and 1997 Plans may be exercised at any time prior to their expiration. Options issued under the Directors Plan are exercisable upon vesting. In addition, the Company has the right, upon termination of an optionholder's employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1988 and 1997 Plans at the original purchase price. Under the terms of the Plans, an option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 1997, an aggregate of 436,798 shares of common stock issued under the 1988 and 1997 Plans are subject to repurchase by the Company at $.51 to $1.70 per share and a weighted average repurchase price of $1.25 per share.

  The Company accounts for its Plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the Plans been determined under a fair value method consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) would have been decreased (increased) to the following pro forma amounts (in thousands, except per share information):

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1995      1996     1997
                                                     -------  --------  -------
Net income (loss):
  As reported....................................... $  (803) $ (1,341) $ 4,762
  Pro forma......................................... $  (841) $ (1,401) $ 4,427
Basic earnings (loss) per share:
  As reported....................................... $ (1.37) $  (1.57) $  3.22
  Pro forma......................................... $ (1.44) $  (1.64) $  2.99
Diluted earnings (loss) per share:
  As reported....................................... $ (1.37) $  (1.57) $  0.49
  Pro forma......................................... $ (1.44) $  (1.64) $  0.45

                           POWER INTEGRATIONS, INC.

  The weighted-average grant date fair value of options granted during fiscal years 1995, 1996 and 1997 was $.14, $.27 and $1.68, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997: risk-free interest rates of 6.3, 6.2 and 6.2 percent, respectively; expected dividend yields of zero percent; expected lives of 4 years; expected volatility of zero percent for 1995 and 1996 and 70% for 1997.

  The following table summarizes the stock options outstanding at December 31, 1997:

              OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
 -----------------------------------------------------------------------
                   NUMBER     WEIGHTED  WEIGHTED     NUMBER     WEIGHTED
               OUTSTANDING AT  AVERAGE  AVERAGE  EXERCISABLE AT AVERAGE
   EXERCISE     DECEMBER 31,  REMAINING EXERCISE  DECEMBER 31,  EXERCISE
    PRICE           1997        LIFE     PRICE        1997       PRICE
   --------    -------------- --------- -------- -------------- --------
     $.51         166,283       7.36     $0.51       30,033      $0.51
 $.68--$1.36      344,120       7.61     $1.11      182,785      $0.91
    $1.70         164,148       9.35     $1.70       22,935      $1.70
 $5.10--$8.84     200,205       9.66     $8.33        1,876      $5.10
                  -------       ----     -----      -------      -----
 $.51--$8.84      874,756       8.50     $2.76      237,629      $0.97
                  =======       ====     =====      =======      =====

 1997 Employee Stock Purchase Plan

  In September 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). The Company has reserved 250,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase common stock at 85% of the lower of the fair market value of the Company's common stock on the first or the last day of each offering period.

 Stockholder Notes Receivable

  In July 1997, in connection with the purchase of common stock upon exercise of stock options granted to certain officers and employees of the Company, the Company loaned to these officers and employees an aggregate of $405,000, at an interest rate of 6.65% pursuant to Promissory Note and Pledge Agreements (the "Loans"). The Loans, which are secured by 238,231 shares of common stock, are full recourse notes, and are due in full without regard to the value of the Company's common stock in July 2002, or at the Company's option upon (i) termination of employment with the Company, (ii) a default in the payment of any installment or principal and/or interest when due, (iii) a sale of the Pledged Stock or (iv) acceleration being reasonably necessary for the Company to comply with any regulations promulgated by the Board of Governors of the Federal Reserve System affecting the extension of credit in connection with the Company's securities.

 Deferred Compensation

  In connection with the issuance of stock options to employees and consultants, the Company has recorded deferred compensation in the aggregate amount of approximately $566,000, representing the difference between the fair market value of the Company's common stock and the exercise price of the stock options at the date of grant. The Company is amortizing the deferred compensation expense over the shorter of the period in which the employee, director or consultant provides services or the applicable vesting period, which is typically over 48 months. For the year ended December 31, 1997, amortization expense was approximately $105,000. Compensation expense is decreased in the period of forfeiture for any accrued, but unvested compensation arising from the early termination of an option holder's services. No compensation expense related to any other periods presented has been recorded.

                           POWER INTEGRATIONS, INC.

 Warrants

  In connection with an equipment lease agreement entered into during 1988 with a leasing company, the Company issued a warrant for the purchase of up to 22,058 shares of the Company's common stock at an exercise price of $3.40 per share. This warrant was exercised in June 1995. The Company leased additional equipment during 1989 from the same company and, as part of this lease, a warrant for the purchase of up to an additional 16,883 shares of the Company's common stock at an exercise price of $6.80 per share was issued. This warrant was exercised in July 1996.

  In connection with the issuance of Series C Preferred Stock during 1991, the Company issued warrants for the purchase of up to 2,780,968 shares of the Company's Series C Preferred Stock at an exercise price of $1.00 per share. In 1995, warrants to purchase 1,753,188 shares of Series C Preferred Stock were exercised, 222,500 warrants expired during 1995, and the remaining 805,280 warrants were exercised during May 1996.

  In connection with the issuance of Series E Preferred Stock in 1994, the Company issued warrants for the purchase of Series E Preferred Stock, which upon the completion of the IPO and the reincorporation in Delaware, were automatically converted to purchase 20,728 shares of common stock at $5.74 per share. The warrants are currently exercisable and expire the earlier of five years from the date of issuance or 6 months after the closing of the initial public offering.

  In connection with an equipment lease agreement entered into during 1993 with a leasing company, the Company issued a warrant for the purchase of preferred stock, which upon the completion of the IPO and the reincorporation in Delaware, was automatically converted to purchase 16,303 shares of common stock at $3.68 per share. This same warrant provides for the purchase of additional preferred stock, which, upon the completion of the IPO and the reincorporation in Delaware, was automatically converted to purchase 12,551 shares of common stock at $4.78 per share. This warrant is currently exercisable and expires on December 29, 2003. The Company leased additional equipment during 1994 from the same company and, as part of this lease, the Company issued a warrant for the purchase of preferred stock, which upon the completion of the IPO and the reincorporation in Delaware, was automatically converted to purchase 12,551 shares of common stock at $4.78 per share. This warrant is currently exercisable and expires on December 27, 2004. In 1995, the Company leased additional equipment from the same company and issued a warrant to purchase preferred stock, which upon the completion of the IPO and the reincorporation in Delaware, was automatically converted to purchase 24,509 shares of common stock at $3.67 per share. The warrant is currently exercisable and expires on December 27, 2005.

  In connection with an equipment leasing agreement entered into during 1995 with a leasing company, the Company issued a warrant to purchase 41,165 shares of the Company's common stock at $6.34 per share. The warrant is exercisable upon issuance and expires on November 20, 2002.

  In connection with obtaining the revolving line of credit agreement with a bank in 1995 (see Note 3), the Company issued the bank warrants to purchase preferred stock, which upon the completion of the IPO and the reincorporation in Delaware, were automatically converted to purchase 29,956 and 116,830 shares of common stock at $3.67 and $5.01 per share, respectively. The warrants are exercisable upon issuance and expire on February 26, 2002 and August 6, 2002, respectively. In connection with the renewal of the line of credit agreement in 1996, the Company issued the bank a warrant to purchase 23,149 shares of common stock at $6.34 per share. This warrant is exercisable upon issuance and expires on April 14, 2003.

  In connection with the issuance of a note payable to a stockholder in 1996 (see Note 4), the Company issued a warrant to purchase 176,470 shares of the Company's common stock at $1.36 per share. The warrant is exercisable upon issuance and expires on May 22, 2002. This warrant was deemed to have an immaterial value

                           POWER INTEGRATIONS, INC.

at the issuance date, and accordingly, is carried at the amount paid for the warrant in the accompanying consolidated financial statements of $12,000.

 Shares Reserved

  As of December 31, 1997, the Company has shares of common stock reserved for future issuance as follows:

     Stock Option and Stock Purchase Plans............................ 1,545,847
     Warrants to Purchase Common Stock................................   474,212
                                                                       ---------
                                                                       2,020,059
                                                                       =========

7. INCOME TAXES:

  The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 provides for a liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

  The components of the provision for income taxes are as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1995     1996      1997
                                                   -------  -------  ---------
     Current provision:
       Federal.................................... $    14  $     5  $     262
       State......................................      13        3         55
       Foreign....................................       7       22         16
                                                   -------  -------  ---------
                                                        34       30        333
                                                   -------  -------  ---------
     Deferred provision (benefit):
       Federal....................................    (372)    (422)     1,946
       State......................................     403      (68)      (404)
       Foreign....................................     --       --         --
                                                   -------  -------  ---------
                                                        31     (490)     1,542
                                                   -------  -------  ---------
     Net increase (decrease) in valuation
      allowance...................................     (31)     490     (1,345)
                                                   -------  -------  ---------
                                                   $    34  $    30  $     530
                                                   =======  =======  =========

  The provision for income taxes differs from the amount which would result by applying the applicable Federal income tax rate to income (loss) before provision for income taxes as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1995      1996      1997
                                                  -------   -------   -------
     Provision (benefit) computed at Federal
      statutory rate.............................   (34.0)%   (34.0)%    34.0%
     Change in valuation allowance...............    34.0      34.0     (25.4)
     Alternative minimum tax.....................     3.2       0.6       1.1
     Non deductible expenses and other...........     0.2       --        --
     Foreign tax.................................     1.0       1.7       0.3
                                                  -------   -------   -------
                                                      4.4%      2.3%     10.0%
                                                  =======   =======   =======

                           POWER INTEGRATIONS, INC.

  The components of the net deferred income tax asset were as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1997
                                                              --------  -------
Net operating loss carryforwards............................. $  8,215  $ 5,013
Tax credit carryforwards.....................................    1,164    1,651
Inventory reserves...........................................      750    1,543
Accounts receivable allowances...............................      114      509
Accrued vacation.............................................       87      112
Other cumulative temporary differences.......................      190      347
                                                              --------  -------
                                                                10,520    9,175
Valuation allowance..........................................  (10,520)  (9,175)
                                                              --------  -------
                                                              $    --   $   --
                                                              ========  =======

  A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, the variability of operating results and taxable income.

  As of December 31, 1997, the Company has net cumulative operating loss carryforwards for Federal and state income tax reporting purposes of approximately $14.3 million and $2.5 million, respectively. In addition, as of December 31, 1997, the Company has research and development tax credit carryforwards of approximately $1.7 million. These carryforwards expire in various periods from 2004 to 2011. The United States Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards and research and development credits available to be used in any given year upon the occurrence of certain events, including the change in ownership resulting from the IPO completed in December 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          POWER INTEGRATIONS, INC.

Dated: March 24, 1998                              /s/ Howard F. Earhart
                                          By: _________________________________
                                                     Howard F. Earhart
                                            President, Chief Executive Officer
                                                       and Director
                                              (Principal Executive Financial
                                                         Officer)

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears above constitutes and appoints Howard F. Earhart and Robert G. Staples his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Dated: March 24, 1998                              /s/ Howard F. Earhart
                                          By: _________________________________
                                                     Howard F. Earhart
                                            President, Chief Executive Officer
                                                       and Director
                                              (Principal Executive Financial
                                                         Officer)

Dated: March 24, 1998                              /s/ Robert G. Staples
                                          By: _________________________________
                                                     Robert G. Staples
                                            Chief Financial Officer (Principal
                                                         Financial
                                             and Principal Accounting Officer)

Dated: March 24, 1998                             /s/ Dr. Edward C. Ross
                                          By: _________________________________
                                                    Dr. Edward C. Ross
                                                         Director

Dated: March 24, 1998                             /s/ Dr. William Davidow
                                          By: _________________________________
                                                    Dr. William Davidow
                                                         Director

Dated: March 24, 1998                               /s/ E. Floyd Kvamme
                                          By: _________________________________
                                                      E. Floyd Kvamme
                                                         Director

Dated: March 24, 1998                               /s/ Steven J. Sharp
                                          By: _________________________________
                                                      Steven J. Sharp
                                                         Director

                               POWER INTEGRATIONS

                                    EXHIBITS
                                       TO
                            FORM 10-K ANNUAL REPORT

                               FOR THE YEAR ENDED
                               DECEMBER 31, 1997

 EXHIBIT
 NUMBER                DESCRIPTION
 -------               -----------
  24.1   Power of Attorney (See signature page)
  27.1   Financial Data Schedule