Form 10-K/A
period 1997-12-31
POWER INTEGRATIONS INC
filed 1998-03-30
CIK 833640

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                               ----------------

                                  FORM 10-K/A

                         AMENDMENT NO. 1 TO FORM 10-K

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

  This Form 10-K/A amends the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 1998 by the Registrant. The method of calculating common shares and common equivalent shares for purposes of earnings per share calculations has been revised. Affected sections include the following: the cover page; Item 6, Selected Financial Data; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Selected Quarterly Results of Operations; Item 14, Consolidated Statements of Operations; Item 14, Notes 2 and 6 to Consolidated Financial Statements; the signature pages; the Exhibit Index; and Exhibit 27.1, Financial Data Schedule. All other Items, the sections of Items 6, 7 and 14 not specifically mentioned above and Exhibit 24.1 are restated in their entirety as they appeared in the previously filed Annual Report on Form 10-K.

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

                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                     1993     1994     1995     1996     1997
                                    -------  -------  -------  -------  -------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Net revenues:
  Product sales...................  $ 1,578  $ 5,027  $17,406  $23,324  $44,827
  License fees and royalties......    4,185    2,099    1,009      619    1,162
                                    -------  -------  -------  -------  -------
    Total net revenues............    5,763    7,126   18,415   23,943   45,989
                                    -------  -------  -------  -------  -------
Cost of revenues..................    3,764    4,324   12,371   15,546   26,291
                                    -------  -------  -------  -------  -------
Gross profit......................    1,999    2,802    6,044    8,397   19,698
                                    -------  -------  -------  -------  -------
Operating expenses:
  Research and development........    2,050    2,366    2,044    3,519    5,253
  Sales and marketing.............    2,158    2,098    2,744    3,905    6,417
  General and administrative......      958    1,061    1,619    1,558    2,053
                                    -------  -------  -------  -------  -------
    Total operating expenses......    5,166    5,525    6,407    8,982   13,723
                                    -------  -------  -------  -------  -------
Income (loss) from operations.....   (3,167)  (2,723)    (363)    (585)   5,975
Interest and other expense, net...      (42)     (23)    (406)    (726)    (683)
                                    -------  -------  -------  -------  -------
Income (loss) before provision for
 income taxes.....................   (3,209)  (2,746)    (769)  (1,311)   5,292
                                    -------  -------  -------  -------  -------
Provision for income taxes........      323        6       34       30      530
                                    -------  -------  -------  -------  -------
Net income (loss).................  $(3,532) $(2,752) $  (803) $(1,341) $ 4,762
                                    =======  =======  =======  =======  =======
Earnings (loss) per share:
  Basic...........................  $(10.80) $ (7.67) $ (1.37) $ (1.57) $  2.52
                                    -------  -------  -------  -------  -------
  Diluted.........................  $(10.80) $ (7.67) $ (1.37) $ (1.57) $  0.51
                                    =======  =======  =======  =======  =======
Shares used in per share
 calculation:
  Basic...........................      327      359      585      856    1,888
                                    -------  -------  -------  -------  -------
  Diluted.........................      327      359      585      856    9,339
                                    =======  =======  =======  =======  =======
                                                 DECEMBER 31,
                                    -------------------------------------------
                                     1993     1994     1995     1996     1997
                                    -------  -------  -------  -------  -------
                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-
 term investments.................  $   898  $ 1,551  $ 3,800  $ 7,692  $29,008
Working capital...................      683    2,580    7,435    9,769   30,131
Total assets......................    2,798    5,371   15,729   19,535   48,559
Long-term debt and capitalized
 lease obligations, net of current
 portion..........................      202      508    2,219    5,499    2,435
Stockholders' equity..............    1,102    3,306    9,512    9,098   33,327

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

                                                        QUARTER ENDED
                          -------------------------------------------------------------------------
                          MAR. 31, JUNE 30, SEPT. 30, DEC. 31, MAR. 31, JUNE 30, SEPT. 30, DEC. 31,
                            1996     1996     1996      1996     1997     1997     1997      1997
                          -------- -------- --------- -------- -------- -------- --------- --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
 Product sales..........   $6,045   $5,247   $5,354    $6,678   $6,831   $9,878   $12,959  $15,159
 License fees and
  royalties.............       78      127      204       210      235      171       384      372
                           ------   ------   ------    ------   ------   ------   -------  -------
  Total net revenues....    6,123    5,374    5,558     6,888    7,066   10,049    13,343   15,531
                           ------   ------   ------    ------   ------   ------   -------  -------
Cost of revenues........    4,040    3,544    3,740     4,222    4,321    5,789     7,492    8,689
                           ------   ------   ------    ------   ------   ------   -------  -------
Gross profit............    2,083    1,830    1,818     2,666    2,745    4,260     5,851    6,842
                           ------   ------   ------    ------   ------   ------   -------  -------
Operating expenses:
 Research and
  development...........      705      886      968       960    1,077    1,215     1,404    1,557
 Sales and marketing....      805      926    1,015     1,159    1,105    1,464     1,839    2,009
 General and
  administrative........      398      355      439       366      410      430       620      593
                           ------   ------   ------    ------   ------   ------   -------  -------
  Total operating
   expenses.............    1,908    2,167    2,422     2,485    2,592    3,109     3,863    4,159
                           ------   ------   ------    ------   ------   ------   -------  -------
Income (loss) from
 operations.............      175     (337)    (604)      181      153    1,151     1,988    2,683
Interest and other
 expense, net...........     (138)    (189)    (178)     (221)    (214)    (139)     (196)    (134)
                           ------   ------   ------    ------   ------   ------   -------  -------
Income (loss) before
 provision for
 income taxes...........       37     (526)    (782)      (40)     (61)   1,012     1,792    2,549
Provision for income
 taxes..................        2        8        6        14       10       57       306      157
                           ------   ------   ------    ------   ------   ------   -------  -------
Net income (loss).......   $   35   $ (534)  $ (788)   $  (54)  $  (71)  $  955   $ 1,486  $ 2,392
                           ======   ======   ======    ======   ======   ======   =======  =======
Earnings (loss) per
 share
 Basic..................   $ 0.04   $(0.63)  $(0.91)   $(0.06)  $(0.08)  $ 1.08   $  0.91  $  0.58
 Diluted................   $   --   $(0.63)  $(0.91)   $(0.06)  $(0.08)  $ 0.11   $  0.15  $  0.22
Shares used in per share
 calculation
 Basic..................      835      848      866       873      876      886     1,632    4,126
 Diluted................    8,726      848      866       873      876    9,042     9,875   10,840

                                              PERCENTAGE OF TOTAL NET REVENUES
                          ----------------------------------------------------------------------------
                          MAR. 31, JUNE 30,  SEPT. 30, DEC. 31,  MAR. 31,  JUNE 30, SEPT. 30, DEC. 31,
                            1996     1996      1996      1996      1997      1997     1997      1997
                          -------- --------  --------- --------  --------  -------- --------- --------
Net revenues:
 Product sales..........    98.7%    97.6%      96.3%    97.0%     96.7%     98.3%     97.1%    97.6%
 License fees and
  royalties.............     1.3      2.4        3.7      3.0       3.3       1.7       2.9      2.4
                           -----    -----      -----    -----     -----     -----     -----    -----
  Total net revenues....   100.0    100.0      100.0    100.0     100.0     100.0     100.0    100.0
                           -----    -----      -----    -----     -----     -----     -----    -----
Cost of revenues........    66.0     65.9       67.3     61.3      61.2      57.6      56.1     56.0
                           -----    -----      -----    -----     -----     -----     -----    -----
Gross profit............    34.0     34.1       32.7     38.7      38.8      42.4      43.9     44.0
                           -----    -----      -----    -----     -----     -----     -----    -----
Operating expenses:
 Research and
  development...........    11.5     16.5       17.4     13.9      15.2      12.1      10.5     10.0
 Sales and marketing....    13.1     17.2       18.3     16.8      15.6      14.6      13.8     12.9
 General and
  administrative........     6.5      6.7        7.9      5.4       5.9       4.2       4.7      3.8
                           -----    -----      -----    -----     -----     -----     -----    -----
  Total operating
   expenses.............    31.1     40.4       43.6     36.1      36.7      30.9      29.0     26.7
                           -----    -----      -----    -----     -----     -----     -----    -----
Income (loss) from
 operations.............     2.9     (6.3)     (10.9)     2.6       2.1      11.5      14.9     17.3
Interest and other
 expense, net...........    (2.3)    (3.5)      (3.2)    (3.2)     (3.0)     (1.4)     (1.5)    (0.9)
                           -----    -----      -----    -----     -----     -----     -----    -----
Income (loss) before
 provision for income
 taxes..................     0.6     (9.8)     (14.1)    (0.6)     (0.9)     10.1      13.4     16.4
Provision for income
 taxes..................     --       0.1        0.1      0.2       0.1       0.6       2.3      1.0
                           -----    -----      -----    -----     -----     -----     -----    -----
Net income (loss).......     0.6%    (9.9)%    (14.2)%   (0.8)%    (1.0)%     9.5%     11.1%    15.4%
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

                            POWER INTEGRATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1996        1997
                                             ----------  ----------  ----------
NET REVENUES:
  Product sales............................. $   17,406  $   23,324  $   44,827
  License fees and royalties................      1,009         619       1,162
                                             ----------  ----------  ----------
    Total net revenues......................     18,415      23,943      45,989
                                             ----------  ----------  ----------
COST OF REVENUES............................     12,371      15,546      26,291
                                             ----------  ----------  ----------
GROSS PROFIT................................      6,044       8,397      19,698
                                             ----------  ----------  ----------
OPERATING EXPENSES:
  Research and development..................      2,044       3,519       5,253
  Sales and marketing.......................      2,744       3,905       6,417
  General and administrative................      1,619       1,558       2,053
                                             ----------  ----------  ----------
    Total operating expenses................      6,407       8,982      13,723
                                             ----------  ----------  ----------
INCOME (LOSS) FROM OPERATIONS...............       (363)       (585)      5,975
                                             ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest income...........................         93         204         359
  Interest expense..........................       (183)       (780)       (832)
  Other, net................................       (316)       (150)       (210)
                                             ----------  ----------  ----------
    Total other income (expense)............       (406)       (726)       (683)
                                             ----------  ----------  ----------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES...............................       (769)     (1,311)      5,292
PROVISION FOR INCOME TAXES..................         34          30         530
                                             ----------  ----------  ----------
NET INCOME (LOSS)........................... $     (803) $   (1,341) $    4,762
                                             ==========  ==========  ==========
EARNINGS (LOSS) PER SHARE:
  Basic..................................... $    (1.37) $    (1.57) $     2.52
                                             ==========  ==========  ==========
  Diluted................................... $    (1.37) $    (1.57) $     0.51
                                             ==========  ==========  ==========
SHARES USED IN PER SHARE CALCULATION:
  Basic.....................................        585         856       1,888
                                             ==========  ==========  ==========
  Diluted...................................        585         856       9,339
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
                                                                        ------
       Basic and diluted loss per share................................ $(1.57)
                                                                        ======

                           POWER INTEGRATIONS, INC.

  A summary of the earnings per share calculation for each of the three years ended December 31, 1995, 1996 and 1997 is as follows (in thousands, except per share amounts):

                                                         1995    1996     1997
                                                        ------  -------  ------
Basic earnings (loss) per share:
  Net income (loss).................................... $ (803) $(1,341) $4,762
                                                        ------  -------  ------
  Weighted average common shares.......................    585      856   1,888
                                                        ------  -------  ------
    Basic earnings (loss) per share.................... $(1.37) $ (1.57) $ 2.52
                                                        ======  =======  ======
Diluted earnings (loss) per share:
  Net income (loss).................................... $ (803) $(1,341) $4,762
                                                        ------  -------  ------
  Weighted average common shares.......................    585      856   1,888
  Weighted average common share equivalents:
    Preferred stock....................................    --       --    7,039
    Options............................................    --       --      289
    Warrants...........................................    --       --      123
                                                        ------  -------  ------
  Diluted weighted average common shares...............    585      856   9,339
                                                        ------  -------  ------
      Diluted earnings (loss) per share................ $(1.37) $ (1.57) $ 0.51
                                                        ======  =======  ======

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

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1995      1996     1997
                                                     -------  --------  -------
Net income (loss):
  As reported....................................... $  (803) $ (1,341) $ 4,762
  Pro forma......................................... $  (841) $ (1,401) $ 4,427
Basic earnings (loss) per share:
  As reported....................................... $ (1.37) $  (1.57) $  2.52
  Pro forma......................................... $ (1.44) $  (1.64) $  2.34
Diluted earnings (loss) per share:
  As reported....................................... $ (1.37) $  (1.57) $  0.51
  Pro forma......................................... $ (1.44) $  (1.64) $  0.47

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

                                          POWER INTEGRATIONS, INC.

Dated: March 30, 1998                              /s/ Robert G. Staples
                                          By: _________________________________
                                                     Robert G. Staples
                                                  Chief Financial Officer

                               POWER INTEGRATIONS

                                    EXHIBITS
                                       TO
                            FORM 10-K ANNUAL REPORT

                               FOR THE YEAR ENDED
                               DECEMBER 31, 1997

 EXHIBIT
 NUMBER        DESCRIPTION
 -------       -----------
  24.1   Power of Attorney
  27.1   Financial Data Schedule