Form 10-Q
period 1998-03-31
POWER INTEGRATIONS INC
filed 1998-05-12
CIK 833640

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549
                         ____________________________
                                   FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1998
or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______________ to
    ______________

                         Commission File Number 0-23441
                         ______________________________
                            POWER INTEGRATIONS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          94-3065014
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                         Identification No.)

             477 N. MATHILDA AVENUE, SUNNYVALE, CALIFORNIA   94086
             (Address of principal executive offices)   (Zip code)
                                (408) 523-9200
             (Registrant's telephone number, including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class                  Name of Exchange on which registered
    -------------------                  ------------------------------------
          None                                          None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)
                         _____________________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [_]

   The aggregate market value of registrant's voting and non-voting common equity held by nonaffiliates of registrant, based upon the closing sale price of the common stock on April 30, 1998, as reported on the Nasdaq National Market, was approximately $112,782,818. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   Outstanding shares of registrant's common stock, $.001 par value, as of April 30, 1998: 12,086,964

================================================================================

                            POWER INTEGRATIONS, INC.

                               TABLE OF CONTENTS

                                                                                              Page
PART I.     FINANCIAL INFORMATION

       Item 1.  Financial Statements.

                Condensed Consolidated Statements of Operations                                 3

                Condensed Consolidated Balance Sheets                                           4

                Condensed Consolidated Statements of Cash Flows                                 5

                Notes To Condensed Consolidated Financial Statements                            6

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                           9

PART II.    OTHER INFORMATION

       Item 1.  Legal Proceedings                                                              16

       Item 2.  Changes in Securities                                                          16

       Item 3.  Defaults upon Senior Securities                                                16

       Item 4.  Submission of Matters to a Vote of Security Holders                            16

       Item 5.  Other Information                                                              16

       Item 6.  Exhibits and Reports on Form 8-K                                               16

                Signatures                                                                     17

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                               ---------------------
                                                                                                1998           1997
                                                                                               -------       -------
NET REVENUES:
  Product sales.........................................................................       $13,902       $ 6,831
  License fees and royalties............................................................           524           235
                                                                                               -------       -------
     Total net revenues.................................................................        14,426         7,066
                                                                                               -------       -------

COST OF REVENUES........................................................................         7,976         4,321
                                                                                               -------       -------
GROSS PROFIT............................................................................         6,450         2,745
                                                                                               -------       -------
OPERATING EXPENSES:
  Research and development..............................................................         1,559         1,077
  Sales and marketing...................................................................         1,889         1,105
  General and administrative............................................................           548           410
                                                                                               -------       -------
     Total operating expenses...........................................................         3,996         2,592
                                                                                               -------       -------

INCOME FROM OPERATIONS..................................................................         2,454           153
                                                                                               -------       -------

OTHER INCOME (EXPENSE), net.............................................................           187          (214)
                                                                                               -------       -------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES...........................................................................         2,641           (61)

PROVISION FOR INCOME TAXES..............................................................           663            10
                                                                                               -------       -------
NET INCOME (LOSS).......................................................................       $ 1,978       $   (71)
                                                                                               -------       -------
EARNINGS (LOSS) PER SHARE:
  Basic.................................................................................       $  0.16       $ (0.08)
                                                                                               -------       -------
  Diluted...............................................................................       $  0.15       $ (0.08)
                                                                                               -------       -------
SHARES USED IN PER SHARE CALCULATION:
  Basic.................................................................................        12,080           876
                                                                                               -------       -------
  Diluted...............................................................................        13,130           876
                                                                                               =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                           March 31,         December 31,
                                                                                              1998               1997
                                                                                            --------           --------
                                                                                           (unaudited)
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents......................................................          $  5,596           $ 25,553
   Short-term investments.........................................................            23,416              3,455
   Accounts receivable............................................................             6,469              6,243
   Inventories....................................................................             8,646              7,328
   Prepaid expenses and other current assets......................................               486                349
                                                                                            --------           --------
          Total current assets....................................................            44,613             42,928
                                                                                            --------           --------
PROPERTY AND EQUIPMENT, net:......................................................             6,332              5,631
                                                                                            $ 50,945           $ 48,559

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capitalized lease obligations...............................          $  1,858           $  1,787
   Accounts payable...............................................................             6,306              6,903
   Accrued payroll and related expenses...........................................             1,458              1,685
   Taxes payable and other accrued liabilities....................................             1,733              1,042
   Deferred income on sales to distributors.......................................             2,435              1,380
                                                                                            --------           --------
          Total current liabilities...............................................            13,790             12,797
                                                                                            --------           --------
CAPITALIZED LEASE OBLIGATIONS, net of current portion.............................             1,859              2,435
                                                                                            --------           --------
STOCKHOLDERS' EQUITY:
   Common stock...................................................................                12                 12
   Additional paid-in capital.....................................................            56,180             56,220
   Common stock warrants..........................................................                12                 12
   Stockholder notes receivable...................................................              (405)              (405)
   Deferred compensation..........................................................              (426)              (461)
   Cumulative translation adjustment..............................................               (80)               (76)
   Accumulated deficit............................................................           (19,997)           (21,975)
                                                                                            --------           --------
          Total stockholders' equity..............................................            35,296             33,327
                                                                                            --------           --------
                                                                                            $ 50,945           $ 48,559
                                                                                            ========           ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Three Months Ended March 31,
                                                                                         ---------------------------------
                                                                                              1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................................................          $  1,978          $   (71)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization...................................................               701              504
  Deferred compensation expense...................................................                35              --
  Provision for accounts receivable and other allowances..........................               119              (93)
  Change in operating assets and liabilities:
     Accounts receivable..........................................................              (345)             242
     Inventories..................................................................            (1,318)             105
     Prepaid expenses and other current assets....................................              (137)              35
     Accounts payable.............................................................              (597)             332
     Accrued liabilities..........................................................               459             (389)
     Deferred income on sales to distributors.....................................             1,055             (130)
                                                                                            --------          -------
        Net cash provided by operating activities.................................             1,950              535
                                                                                            --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............................................            (1,401)            (212)
  Purchases of short-term investments.............................................           (22,923)          (3,995)
  Proceeds from sales and maturities of short-term investments....................             2,962            3,924
                                                                                            --------          -------
        Net cash used in investing activities.....................................           (21,362)            (283)
                                                                                            --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock......................................               (40)            --
  Principal payments under capitalized lease obligations..........................              (505)            (382)
                                                                                            --------          -------
        Net cash (used in)financing activities....................................              (545)            (382)
                                                                                            --------          -------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........................................           (19,957)            (130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................            25,553            3,282
                                                                                            --------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................          $  5,596          $ 3,152
                                                                                            ========          =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................................................          $    113          $   205
                                                                                            ========          =======
  Cash paid for income taxes......................................................          $    103          $  --
                                                                                            ========          =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            POWER INTEGRATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION:

    The condensed consolidated financial statements include the accounts of Power Integrations, Inc. (the Company), a Delaware corporation, and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

    While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operation for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements for the year ended December 31, 1997 included in its Form 10-K.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Cash and Cash Equivalents and Short-Term Investments

    The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of March 31, 1998, the Company's short-term investments consist of U.S. Government backed securities and commercial paper, which are classified as held to maturity and are valued using the amortized cost method which approximates market.

    Revenue Recognition

    Product revenues consist of sales to OEMs and merchant power supply manufacturers and to distributors. Revenues from product sales to OEM and merchant power supply manufacturers are recognized upon shipment. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by the distributors. As a result of the Company's distributor agreements, the Company defers recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The margin deferred as a result of this policy is reflected as "deferred income on sales to distributors" in the accompanying condensed consolidated balance sheets.

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

    New Accounting Standards

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, requires companies to report a new measure of income. The Company adopted SFAS No. 130 in the first quarter of 1998. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income and reflected instead in equity. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements.

                            POWER INTEGRATIONS, INC.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires companies to report financial and descriptive information about its reportable operating segments. SFAS No. 131 will be adopted by the Company in its 1998 annual consolidated financial statements.

3.  INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        1998            1997
                                                                                    ------------   --------------
   Raw materials..............................................................         $4,173           $3,323
   Work-in-process............................................................          3,228            2,977
   Finished goods.............................................................          1,245            1,028
                                                                                       ------           ------
                                                                                       $8,646           $7,328
                                                                                       ======           ======

4.  SIGNIFICANT CUSTOMERS AND EXPORT SALES:

    Customer Concentration

    The Company's end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company's revenue. For the three months ended March 31, 1998 and 1997, ten customers accounted for approximately 64% and 73% of total net revenues, respectively.

    The following customers accounted for more than 10% of total net revenues:

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                            ---------
Customer                                                                             1998             1997
--------                                                                             ----             ----
     A........................................................................        19%              19%
     B........................................................................        14%               *

__________
*  less than 10% or no sales

    Export Sales

    The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. Export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                                ---------
                                                                                         1998               1997
                                                                                         ----               ----
   Japan......................................................................             4%                 7%
   Taiwan.....................................................................            26%                16%
   Hong Kong..................................................................            20%                19%
   Western Europe.............................................................            16%                16%
   Other......................................................................            12%                14%
                                                                                         ----               ----
           Total foreign......................................................            78%                72%
                                                                                         ====               ====

                            POWER INTEGRATIONS, INC.

5.  EARNINGS PER SHARE:

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

    The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                            1998            1997
                                                                                           -------        --------
Basic earnings (loss) per share:
  Net income (loss)...............................................................         $ 1,978        $    (71)
                                                                                           -------        --------
  Weighted average common shares..................................................          12,080             876
                                                                                           -------        --------
     Basic earnings (loss) per share..............................................         $  0.16        $  (0.08)
                                                                                           -------        --------

Diluted earnings (loss) per share:
  Net income (loss)...............................................................         $ 1,978        $    (71)
                                                                                           -------        --------
  Weighted average common shares..................................................          12,080             876
  Weighted average common share equivalents:
     Options......................................................................             725            --
     Warrants.....................................................................             325            --
                                                                                           -------        --------
  Diluted weighted average common shares..........................................          13,130             876
                                                                                           -------        --------
        Diluted earnings (loss) per share.........................................         $  0.15        $  (0.08)
                                                                                           =======        ========

6.   PROVISION FOR INCOME TAXES:

   Income tax expense for the three month periods ended March 31, 1998 and 1997 include a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors That May Affect Future Results of Operations" and elsewhere in this Form 10-Q that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

   The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K for the year ended December 31, 1997.

OVERVIEW

   Power Integrations, Inc. (the "Company") designs, develops and markets proprietary, high-voltage analog integrated circuits ("ICs") for use in AC to DC power conversion. The Company has targeted high-volume power supply markets, including the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer electronics markets. The Company initially focuses on those markets that are sensitive to size, portability, energy efficiency and time-to-market. The Company believes its patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversions ICs to achieve widespread market acceptance. The Company introduced an enhanced family of ICs, TOPSwitch-II, in April 1997.

RESULTS OF OPERATIONS

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.


                                                                                               PERCENTAGE OF
                                                                                           TOTAL NET REVENUES FOR
                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                          -------------------------
                                                                                           1998               1997
                                                                                          -------            -------
Net revenues:
  Product sales...............................................................              96.4%              96.7%
  License fees and royalties..................................................               3.6                3.3
                                                                                          -------            -------
     Total net revenues.......................................................             100.0              100.0
                                                                                          -------            -------
Cost of revenues..............................................................              55.3               61.2
                                                                                          -------            -------
Gross profit..................................................................              44.7               38.8
                                                                                          -------            -------
Operating expenses:
  Research and development....................................................              10.8               15.2
  Sales and marketing.........................................................              13.1               15.6
  General and administrative..................................................               3.8                5.9
                                                                                          -------            -------
     Total operating expenses.................................................              27.7               36.7
                                                                                          -------            -------
Income from operations........................................................              17.0                2.1
Other income (expense), net...................................................               1.3               (3.0)
                                                                                          -------            -------
Income (loss) before provision for income taxes...............................              18.3               (0.9)
                                                                                          -------            -------
Provision for income taxes....................................................               4.6                0.1
                                                                                          -------            -------
Net income (loss).............................................................              13.7%             (1.0)%
                                                                                          =======            =======

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


   Net revenues.   Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of the Company's technology. Net revenues for the first quarter of 1998 were $14.4 million compared to $7.1 million for the first quarter of 1997, an increase of $7.3 million or 104%. Net revenues from product sales represented $13.9 million and $6.8 million in the first quarter of 1998 and 1997, respectively. The increase in net revenues from product sales was due primarily to higher sales volume of the Company's TOPSwitch family of products across a larger customer base. Net revenues also grew because of an increase in royalty revenues. License fees and royalties were $524,000 for the first quarter of 1998, an increase of $289,000 or 123% from the first quarter of 1997.

   International sales were $11.2 million in the first quarter of 1998 compared to $5.1 million for the same period in 1997, an increase of $6.1 million or 120%. Although the power supplies using the Company's products are designed and distributed worldwide, most of such power supplies are manufactured in Asia. As a result, the largest portion of the Company's net revenues is derived from sales to this region. The Company expects international revenue to continue to account for a large portion of the Company's net revenues.

   For the quarter ended March 31, 1998, net revenues from two different direct customers accounted for approximately 19% and 14% of net revenues. For the quarter ended March 31, 1997, one of those same customers accounted for 19% of net revenues. There were no end customers which accounted for 10% or more of net revenues.

   Cost of revenues; Gross profit.   Gross profit is equal to net revenues less
cost of revenues. The Company's cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of its products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the first quarter of 1998 was $6.5 million, or 44.7% of net revenues, compared to $2.7 million, or 38.8% of net revenues for the same period in 1997. The increase of 5.9 percentage points in gross profit was primarily due to the combined effects of the absorption of certain fixed costs over the increased sales volume, lower prices for wafers, partially as a result of favorable foreign exchange rates, and improved packaging costs. There can be no assurance that these or other factors will have a favorable impact on gross profit in future periods.

   Research and development expenses.   Research and development expenses
consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. The Company also expenses prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the first quarter of 1998 were $1.6 million compared to $1.1 million for the same period in 1997, an increase of $500,000 or 45%. The increase was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials resulting from the transition of foundry manufacturing processes. These expenses, as a percentage of net revenues, were 10.8% in the first quarter of 1998 compared to 15.2% in the first quarter of 1997, primarily due to increased sales. The Company expects that research and development expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

   Sales and marketing expenses.   Sales and marketing expenses consist
primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with the Company's regional sales and support offices. Sales and marketing expenses for the first quarter of 1998 were $1.9 million compared to $1.1 million for the same period in 1997, an increase of $800,000 or 73%, which represented 13.1% and 15.6% of net revenues, respectively. This increase represents the addition of personnel to support international sales and field application engineers. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

   General and administrative expenses.   General and administrative expenses
consist primarily of employee-related expenses for administration, finance, human resources and general management, and legal and auditing expenses. For the quarters ended March 31, 1998 and 1997 general and administrative expenses were $550,000 and $410,000, respectively, which represented 3.8% and 5.9% of net revenues, respectively. This increase in absolute dollars is attributable to additional headcount to support the growth in the volume of sales. The Company expects that general and administrative expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

   Other income (expense), net.   Other income (expense), net, for the first
quarter of 1998 increased by $401,000 over the same period in 1997 due primarily to additional interest income from an increase in short-term investments in 1998 and a reduction in interest expense as a result of the repayment of $3.0 million of subordinated debt in the fourth quarter of 1997. The Company expects to continue to utilize term debt to finance its capital equipment needs.


  Provision for income taxes.   Provision for income taxes represents Federal,
state and foreign taxes. The provision for income taxes was $660,000 for the first quarter of 1998 or an effective tax rate of 25% reflecting the profitable results for the 1998 period. The provision for the same period of 1997 was $10,000 which represented minimum tax. The difference between the statutory rate and the Company's effective tax rate for 1998 is due to the beneficial impact of net operating loss carryforwards, offset partially by a change in the deferred tax valuation allowance. Utilization of the net operating loss carryforwards will be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1998, the Company had approximately $29.0 million in cash, cash equivalents and short-term investments. In addition, under a working capital line of credit agreement with a bank, the Company can borrow up to $8.0 million conditional upon meeting certain financial covenants, including maintaining quarterly profitability and specific financial covenants. As of March 31, 1998, there were no borrowings outstanding under the line of credit agreement. The Company has financed a significant portion of its machinery and equipment through capital equipment leases. At March 31, 1998, approximately $3.7 million was outstanding under various capital equipment leasing agreements.

   As of March 31, 1998, the Company had working capital, defined as current assets less current liabilities, of approximately $30.8 million, which was an increase of approximately $700,000 over December 31, 1997. The increase was primarily due to the net income generated in the first quarter of 1998.

   The nature of the semiconductor industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that its existing cash and cash equivalents, cash generated from operations and existing sources of working capital will be adequate to finance its operations through at least 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

   The Company's future results of operations are dependent upon a number of factors, including those described below. For a complete description of such factors, see the Company's Form 10-K for the year ended December 31, 1997.

   Unpredictable and Fluctuating Operating Results.   The Company's quarterly
revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of the Company's control, and may fluctuate significantly in the future. Although the Company was profitable in the first quarter of 1998, there can be no assurance that the Company will continue to be profitable in future periods. The Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicative of future operating results. The Company believes that the growth in revenues and operating income in the first quarter of 1998 compared to the same period in 1997 resulted in large part from a combination of factors relating to transitions in the Company's strategy, increasing market acceptance of the Company's TOPSwitch products and customer ordering patterns. Similar growth rates are not expected in future periods.

   Factors which may affect the Company's revenues and operating results include the timing and volume of orders received by the Company; competitive pressures on selling prices; the volume and timing of orders placed by the Company with its foundries; the availability of raw materials; fluctuations in manufacturing yields, whether resulting from the transition to new foundries or from other factors; changes in product mix including the impact of new product introduction on existing products; the Company's ability to develop and bring to market new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its customers' products; the timing of investments in research and development and sales and marketing; cyclical semiconductor industry conditions; fluctuations in exchange rates, particularly exchange rates between the U.S. dollar and the Japanese yen; changes in the international business climate; and economic conditions generally.

   The Company's operating results in a future quarter or quarters are likely to fall below the expectations of public market analysts or investors. In such an event, the price of the Company's common stock will likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Concentration of Applications.   A limited number of applications of the
Company's products, primarily in the cellular phone battery chargers and desktop PC stand-by markets, currently account for the majority of the Company's revenues. The Company expects that its revenues and operating results will continue to be substantially dependent upon these markets for the foreseeable future. The cellular phone and desktop PC markets can be highly cyclical and have been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production over capacity. The Company may experience substantial period-to-period fluctuations in future operating results due to general conditions of these markets. The Company's revenues and operating results are subject to many of the risks to which the markets for these applications are subject, and may also be impacted by technological or other developments in these markets. In particular, recent advances in battery technology which offer competitive advantages to the OEMs of cellular telephones permit such OEMs to lower, or consider lowering, the wattage level of the power supplies used to recharge batteries. As the output power drops below approximately 5 watts, older technological alternatives to switchers can be more cost effective than any of the Company's current products. While the Company continues its efforts to enhance the cost effectiveness of TOPSwitch-based switchers, there can be no assurance that the Company will be successful in its efforts, and, in the absence of a successful competitive response by the Company, demand for the Company's products would be materially adversely affected. Similarly, if a competitor of the Company successfully and cost effectively combines desktop PC stand-by power supplies with the main PC desktop power supplies prior to such combination by the Company, demand for the Company's products could be materially adversely affected.

   Customer Concentration and Competing Products from Customers.   The Company's
end user base is highly concentrated and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, account for a significant portion of the Company's net revenues. The Company estimates that its top ten customers, including distributors which resell to large OEMs and merchant power supply manufacturers, accounted for 64% and 73% of the Company's net revenues for the three months ended March 31, 1998 and 1997, respectively. The Company expects that it will continue to be dependent upon a relatively limited number of customers for a significant portion of its net revenues in future periods, although no customer is presently obligated either to purchase a specified amount of products or to provide the Company with binding forecasts of product purchases for any period. The reduction, delay or cancellation of orders from one or more of the Company's significant customers, or the discontinuance of the Company's products by the Company's end users, could materially and adversely affect the Company's business, financial conditions and results of operations. The Company has experienced such effects in the past and there can be no assurance that any of the Company's customers will not reduce, cancel or delay orders in the future.

   Dependence on Wafer Suppliers.   The Company outsources all of its
semiconductor manufacturing and product assembly except for testing and finishing. The Company has supply arrangements for the production of wafers with Matsushita Electronics Corporation and an affiliate of Matsushita ("MEC"), and OKI Electric Industry Co., Ltd. ("OKI"). Although certain aspects of the Company's relationships with MEC and OKI are contractual, many important aspects of these relationships depend on the continued cooperation of these strategic partners and, in many instances, the parties' course of conduct deviates from the literal provisions of the contracts. There can be no assurance that the Company and its strategic partners will continue to work together successfully in the future or that either MEC or OKI will not seek an early termination of its wafer supply agreement with the Company.

   The Company's wafer supply contracts with OKI and MEC terminate in June 1998 and June 2000, respectively. The Company is currently negotiating a renewal of its wafer supply contract with OKI, however there can be no assurance that the Company will be able to reach an agreement with OKI or in the future, with MEC to extend the term of its respective wafer supply agreements. The Company's failure to reach, in a timely fashion, an extension of either agreement or to enter into an arrangement with another manufacturer, could result in material disruptions in supply. Certain contractual provisions limit the conditions under which the Company can enter into such arrangements with other Japanese manufacturers or their subsidiaries during the term of the agreement with MEC. In the event of a supply disruption with OKI or MEC, if the Company were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce wafers with acceptable manufacturing yields, the Company's business, financial condition and operating results would be materially and adversely affected.

   From time to time in the past, the Company has been unable to fully satisfy customer requests for its products. Any significant disruptions in deliveries of the Company's products to its customers would materially and adversely affect the Company's business and operating results.

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

   Risks of International Sales.   Sales to customers outside of the United
States represented 78% and 72% for the three months ended March 31, 1998 and 1997, respectively. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability, generally longer receivables collection periods, tariffs and other trade barriers and restrictions, and the burdens of complying with a variety of foreign laws. Furthermore, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increase in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. The Company is exposed to additional risks to the extent that the products of its customers are subject to foreign currency or other international risks. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or operating results.

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

   Product Quality, Performance and Reliability.   The fabrication and assembly
of ICs is a highly complex and precise process. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. ICs as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. The Company has from time to time in the past experienced product quality, performance or reliability problems. There can be no assurance that defects or failures relating to the Company's product quality, performance and reliability will not occur in the future or that such defects or failures will not have a material adverse effect on the Company's operating results.

   Competition.   The high-voltage power supply industry is intensely
competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for the Company's products is cost effectiveness. The Company's products face competition from alternative technologies, primarily discrete switchers. The Company believes that at current pricing, the TOPSwitch families of products offer favorable cost performance benefits compared to discrete switchers in many high-volume applications. However, any significant erosion in the price of discrete components, such as high voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of the TOPSwitch products. Also, older alternative technologies to switchers are more cost-effective than switchers that use the Company's TOPSwitch products in certain power ranges for certain applications. The Company is continuing its efforts to enhance the cost effectiveness of TOPSwitch-based switchers in the lower power ranges. There can be no assurance that the Company will be successful in these efforts.

   In addition, the Company faces competition from MEC, which currently manufactures and sells its versions of the Company's TOPSwitch families of products under the right (exclusive during the term of the contract as to other Japanese companies, except OKI, and their subsidiaries) granted by the Company to manufacture and sell products using the Company's technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Beginning in April 1997, the Company agreed not to sell its products to new customers in Japan. The Company's TOPSwitch product families have also begun to meet additional competition from hybrid and single high-voltage ICs similar to TOPSwitch. These competing products are being developed or have been developed and are being produced by companies such as Motorola, SGS, Samsung and Sanken. The Company expects competition to increase as Motorola, SGS, Samsung, Sanken and possibly other companies develop and introduce new products.

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

   The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. While the Company has not received formal notice of any infringement of the right of any third party, questions of infringement in the semiconductor field involve highly technical and subjective analyses. Litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and there can be no assurance that the Company would prevail in any future litigation. In addition, the laws of certain foreign countries in which the Company's technology is or may in the future be licensed may not protect the Company's intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of the Company's intellectual property.

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

   Possible Volatility of Stock.   The stock market has from time to time
experienced significant price and volume fluctuations which have particularly affected the market prices of the stock of high technology companies, and which may be unrelated to the operating performance of particular companies. Factors such as technology and product announcements by the Company or by competitors, disputes relating to patents and proprietary rights, and failures or delays in the Company's development program may have a significant effect on the market price of the Company's common stock.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              None.

ITEM 2.  CHANGES IN SECURITIES

              None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.  OTHER INFORMATION

              None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits.

              27.1  Financial Data Schedule.

         b.  Reports on Form 8-K.

             None.

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                  POWER INTEGRATIONS, INC.


                                        /s/   Robert G. Staples
Dated:   May 12, 1998             By: ----------------------------
                                            Robert G. Staples
                                         Chief Financial Officer