Form 10-Q
period 1998-06-30
POWER INTEGRATIONS INC
filed 1998-08-12
CIK 833640

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                --------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                         Commission File Number 0-23441

                                --------------

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

                                --------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]    NO  [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at July 31, 1998
        ----------------------------         ----------------------------
        Common Stock, $.001 par value             12,219,040 shares


================================================================================

                            POWER INTEGRATIONS, INC.

                               TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                            Page

       Item 1.  Financial Statements.

                Condensed Consolidated Balance Sheets                          3

                Condensed Consolidated Statements of Operations                4

                Condensed Consolidated Statements of Cash Flows                5

                Notes To Condensed Consolidated Financial Statements           6


       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           10


PART II.   OTHER INFORMATION

       Item 1.  Legal Proceedings                                             19

       Item 2.  Changes in Securities and Use of Proceeds                     19

       Item 3.  Defaults upon Senior Securities                               19

       Item 4.  Submission of Matters to Vote of Security Holders             19

       Item 5.  Other Information                                             20

       Item 6.  Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                                    21

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            POWER INTEGRATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            June 30,       December 31,
                                                                                              1998             1997
                                                                                            --------         --------
                                                                                           (unaudited)
                                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................................        $  6,481         $ 25,553
   Short-term investments...........................................................          26,177            3,455
   Accounts receivable..............................................................           5,097            6,243
   Inventories......................................................................          10,953            7,328
   Prepaid expenses and other current assets........................................             252              349
                                                                                            --------         --------
       Total current assets.........................................................          48,960           42,928
                                                                                            --------         --------
PROPERTY AND EQUIPMENT, net.........................................................           6,198            5,631
                                                                                            --------         --------
                                                                                            $ 55,158         $ 48,559
                                                                                            ========         ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of capitalized lease obligations.................................        $  2,063         $  1,787
   Accounts payable.................................................................           6,229            6,903
   Accrued payroll and related expenses.............................................           1,812            1,685
   Taxes payable and other accrued liabilities......................................           2,091            1,042
   Deferred income on sales to distributors.........................................           2,871            1,380
                                                                                            --------         --------
   Total current liabilities........................................................          15,066           12,797
                                                                                            --------         --------
CAPITALIZED LEASE OBLIGATIONS, net of current portion...............................           2,608            2,435
                                                                                            --------         --------
STOCKHOLDERS' EQUITY:
   Common stock.....................................................................              12               12
   Additional paid-in capital.......................................................          56,186           56,220
   Common stock warrants............................................................              12               12
   Stockholder notes receivable.....................................................            (405)            (405)
   Deferred compensation............................................................            (391)            (461)
   Cumulative translation adjustment................................................             (86)             (76)
   Accumulated deficit..............................................................         (17,844)         (21,975)
                                                                                            --------         --------
       Total stockholders' equity...................................................          37,484           33,327
                                                                                            --------         --------
                                                                                            $ 55,158         $ 48,559
                                                                                            ========         ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                                  1998            1997             1998            1997
                                                                 -------         -------          -------         -------
NET REVENUES:
  Product sales.........................................         $14,647         $ 9,878          $28,549         $16,709
  Royalties.............................................             466             171              990             406
                                                                 -------         -------          -------         -------
     Total net revenues.................................          15,113          10,049           29,539          17,115
                                                                 -------         -------          -------         -------

COST OF REVENUES........................................           8,254           5,789           16,230          10,110
                                                                 -------         -------          -------         -------

GROSS PROFIT............................................           6,859           4,260           13,309           7,005
                                                                 -------         -------          -------         -------
OPERATING EXPENSES:
  Research and development..............................           1,720           1,215            3,279           2,292
  Sales and marketing...................................           1,724           1,464            3,613           2,569
  General and administrative............................             730             430            1,278             840
                                                                 -------         -------          -------         -------
     Total operating expenses...........................           4,174           3,109            8,170           5,701
                                                                 -------         -------          -------         -------

INCOME FROM OPERATIONS..................................           2,685           1,151            5,139           1,304
                                                                 -------         -------          -------         -------

OTHER INCOME (EXPENSE), net.............................             189            (139)             376            (353)
                                                                 -------         -------          -------         -------

INCOME BEFORE PROVISION FOR
 INCOME TAXES...........................................           2,874           1,012            5,515             951

PROVISION FOR INCOME TAXES..............................             721              57            1,384              67
                                                                 -------         -------          -------         -------
NET INCOME..............................................         $ 2,153         $   955          $ 4,131         $   884
                                                                 -------         -------          -------         -------
EARNINGS PER SHARE:
  Basic.................................................         $  0.18         $  1.08          $  0.34         $  1.00
                                                                 -------         -------          -------         -------
  Diluted...............................................         $  0.16         $  0.11          $  0.31         $  0.09
                                                                 -------         -------          -------         -------
SHARES USED IN PER SHARE CALCULATION:
  Basic.................................................          12,087             886           12,083             881
                                                                 =======         =======          =======         =======
  Diluted...............................................          13,119           9,042           13,123           9,358
                                                                 =======         =======          =======         =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (IN THOUSANDS)

                                                                                       Six Months Ended June 30,
                                                                                    --------------------------------
                                                                                         1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................................        $  4,131          $   884
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization...................................................           1,468            1,032
  Provision for accounts receivable and other allowances..........................              (3)              45
  Deferred compensation expense...................................................              70               35
  Change in operating assets and liabilities:
     Accounts receivable..........................................................           1,149           (2,534)
     Inventories..................................................................          (3,625)              75
     Prepaid expenses and other current assets....................................              97              (34)
     Accounts payable.............................................................            (674)           2,282
     Accrued liabilities..........................................................           1,165             (129)
     Deferred income on sales to distributors.....................................           1,491              466
                                                                                          --------          -------
        Net cash provided by operating activities.................................           5,269            2,122
                                                                                          --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............................................            (595)            (833)
  Purchases of short-term investments.............................................         (29,114)          (5,485)
  Proceeds from sales and maturities of short-term investments....................           6,392            5,410
                                                                                          --------          -------
        Net cash used in investing activities.....................................         (23,317)            (908)
                                                                                          --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock......................................             (34)              37
  Principal payments under capitalized lease obligations..........................            (990)            (675)
                                                                                          --------          -------
        Net cash used in financing activities.....................................          (1,024)            (638)
                                                                                          --------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................         (19,072)             576
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................          25,553            3,282
                                                                                          --------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................        $  6,481          $ 3,858
                                                                                          ========          =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capitalized lease obligations incurred for property and equipment...............        $  1,439          $    --
                                                                                          ========          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................................................        $    213          $   260
                                                                                          ========          =======
  Cash paid for income taxes......................................................        $    449          $     3
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

   While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements for the year ended December 31, 1997 included in its Form 10-K/A.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Cash and Cash Equivalents and Short-Term Investments
 ----------------------------------------------------
   The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of June 30, 1998, the Company's short-term investments consist of U.S. Government backed securities and commercial paper, which are classified as held to maturity and are valued using the amortized cost method which approximates market.

 Revenue Recognition
 -------------------
   Product revenues consist of sales to OEMs and merchant power supply manufacturers and to distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by the distributors. As a result of the Company's distributor agreements, the Company defers recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The margin deferred as a result of this policy is reflected as "deferred income on sales to distributors" in the accompanying condensed consolidated balance sheets.

 Estimates
 ---------
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 New Accounting Standards
 ------------------------
   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive
Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130 requires companies to report a new measure of income. The Company adopted SFAS No. 130 in the first quarter of 1998. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income and reflected instead in equity. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements.

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

3.  INVENTORIES:

   Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                                 June 30,     December 31,
                                                   1998           1997
                                                 --------     -----------

   Raw materials.........................        $ 5,471         $3,323
   Work-in-process.......................          3,140          2,977
   Finished goods........................          2,342          1,028
                                                 -------         ------
                                                 $10,953         $7,328
                                                 =======         ======

4.  SIGNIFICANT CUSTOMERS AND EXPORT SALES:

 Customer Concentration
 ----------------------
   The Company's end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company's net revenues. For the six months ended June 30, 1998 and 1997, ten customers accounted for approximately 65% and 70% of total net revenues, respectively.

   The following customers accounted for more than 10% of total net revenues:

                                                    Six Months Ended
                                                         June 30,
                                            -------------------------------
     Customer                                      1998            1997
     --------                               -------------------------------
     A.................................             21%             19%
     B.................................             13%              *
     C.................................              *              13%
---------
*  less than 10% or no sales

 Export Sales
 ------------
   The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

                                                   Six Months Ended
                                                        JUNE 30,
                                            -------------------------------
                                                  1998            1997
                                            -------------------------------
   Japan.............................              3%              7%
   Taiwan............................             26%             25%
   Hong Kong.........................             23%             24%
   Western Europe....................             16%             13%
   Other.............................             13%             10%
                                                ----            ----
   Total foreign.....................             81%             79%
                                                ====            ====

                            POWER INTEGRATIONS, INC.

5.  EARNINGS PER SHARE:

   In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants computed using the treasury stock method.

   The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                      ---------------------       ---------------------
                                                                       1998           1997          1998          1997
                                                                      -------        ------       -------        ------
Basic earnings per share:
  Net income...................................................       $ 2,153        $  955       $ 4,131        $  884
                                                                      -------        ------       -------        ------
  Weighted average common shares...............................        12,087           886        12,083           881
                                                                      -------        ------       -------        ------
     Basic earnings per share..................................       $  0.18        $ 1.08       $  0.34        $ 1.00
                                                                      -------        ------       -------        ------

Diluted earnings per share:
  Net income...................................................       $ 2,153        $  955       $ 4,131        $  884
                                                                      -------        ------       -------        ------
  Weighted average common shares...............................        12,087           886        12,083           881
  Weighted average common share equivalents:
     Convertible preferred stock...............................            --         7,447            --         7,447
     Options...................................................           719           674           724         1,016
     Warrants..................................................           313            35           316            14
                                                                      -------        ------       -------        ------
  Diluted weighted average common shares.......................        13,119         9,042        13,123         9,358
                                                                      -------        ------       -------        ------
        Diluted earnings per share.............................       $  0.16        $ 0.11       $  0.31        $ 0.09
                                                                      =======        ======       =======        ======

6.  PROVISION FOR INCOME TAXES:

   Income tax expense for the six month periods ended June 30, 1998 and 1997 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year.

7.  LEGAL PROCEEDINGS:

   In July 1998, the Company filed a complaint in the U.S. District Court, Northern District of California against its largest end user, Motorola. The suit alleges that Motorola, Inc. ("Motorola"), has infringed and continues to infringe on one of the Company's TOPSwitch circuit patents and one of the Company's high-voltage semiconductor device patents. The Company seeks, among other things, an order enjoining Motorola from infringing on the Company's patents and an award for damages resulting from the alleged infringement.

   Litigation may be necessary to resolve the claims asserted by the Company against Motorola, and any claims which Motorola may assert in the future against the Company, and to defend, enforce and protect the Company's intellectual property rights. There can be no assurance that the Company will prevail in any litigation with Motorola, or any other party. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's

                            POWER INTEGRATIONS, INC.

business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of certain of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This Management's Discussion and Analysis of Financial Condition and Results
   ----------------------------------------------------------------------------
of Operations includes a number of forward-looking statements which reflect the
-------------------------------------------------------------------------------
Company's current views with respect to future events and financial performance.
-------------------------------------------------------------------------------
These forward-looking statements are subject to certain risks and uncertainties,
-------------------------------------------------------------------------------
including those discussed in the "Factors That May Affect Future Results of
---------------------------------------------------------------------------
Operations" and elsewhere in this Form 10-Q that could cause actual results to
-------------------------------------------------------------------------------
differ materially from historical results or those anticipated. In this report,
-------------------------------------------------------------------------------
the words "anticipates," "believes," "expects," "future," "intends," and similar
-------------------------------------------------------------------------------
expressions identify forward-looking statements. Readers are cautioned not to
-----------------------------------------------------------------------------
place undue reliance on these forward-looking statements, which speak only as of
-------------------------------------------------------------------------------
the date hereof.
---------------

   The following management's discussion and analysis of financial condition and
   -----------------------------------------------------------------------------
results of operations should be read in conjunction with management's discussion
--------------------------------------------------------------------------------
and analysis of financial condition and results of operations included in the
-----------------------------------------------------------------------------
Company's Form 10-K/A for the year ended December 31, 1997.
----------------------------------------------------------

OVERVIEW

   Power Integrations, Inc. (the "Company") designs, develops and markets proprietary, high-voltage analog integrated circuits ("ICs") for use in AC to DC power conversion. The Company has targeted high-volume power supply markets, including the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer and industrial electronics markets. The Company initially focuses on those markets that are sensitive to size, portability, energy efficiency and time-to-market. The Company believes its patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. The Company introduced an enhanced family of ICs, TOPSwitch-II, in April 1997.

RESULTS OF OPERATIONS

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.


                                                                 Percentage of                   Percentage of
                                                             Total Net Revenues for          Total Net Revenues for
                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                             ----------------------          ----------------------
                                                                 1998            1997            1998            1997
                                                                -------         -------         -------         -------
Net revenues:
  Product sales........................................           96.9%           98.3%           96.6%           97.6%
  Royalties............................................            3.1             1.7             3.4             2.4
                                                                -------         -------         -------         -------
     Total net revenues................................          100.0           100.0           100.0           100.0
                                                                -------         -------         -------         -------
Cost of revenues.......................................           54.6            57.6            54.9            59.1
                                                                -------         -------         -------         -------
Gross profit...........................................           45.4            42.4            45.1            40.9
                                                                -------         -------         -------         -------

Operating expenses:
  Research and development.............................           11.4            12.1            11.1            13.4
  Sales and marketing..................................           11.4            14.6            12.2            15.0
  General and administrative...........................            4.8             4.2             4.3             4.9
                                                                -------         -------         -------         -------
     Total operating expenses..........................           27.6            30.9            27.6            33.3
                                                                -------         -------         -------         -------
Income from operations.................................           17.8            11.5            17.5             7.6
Other income (expense), net............................            1.2            (1.4)            1.3            (2.0)
                                                                -------         -------         -------         -------
Income before provision for income taxes...............           19.0            10.1            18.8             5.6
                                                                -------         -------         -------         -------
Provision for income taxes.............................            4.8             0.6             4.7             0.4
                                                                -------         -------         -------         -------
Net income.............................................           14.2%            9.5%           14.1%            5.2%
                                                                =======         =======         =======         =======

   COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

   Net revenues.   Net revenues consist of revenues from product sales, which
   ------------
are calculated net of returns and allowances, plus royalties paid by licensees of the Company's technology. Net revenues for the second quarter ended June 30, 1998 were $15.1 million compared to $10.0 million for the second quarter of 1997, an increase of $5.1 million, or 50%. Net revenues for the six months ended June 30, 1998 were $29.5 million compared to $17.1 million for the comparable period of 1997, an increase of $12.4 million, or 73%.

   Net revenues from product sales represented $14.6 million and $9.9 million in the second quarter of 1998 and 1997, respectively. Net revenues from product sales represented $28.5 million and $16.7 million in the first half of 1998 and 1997, respectively. The increase in net revenues from product sales for the three months and six months ended June 30, 1998 was due primarily to higher sales volume of the Company's TOPSwitch family of products across a larger customer base. Net revenues also grew because of an increase in royalty revenues. Royalties were $466,000 for the second quarter of 1998, an increase of $295,000, or 173%, from the second quarter of 1997. Royalties were $990,000 for the six months ended June 30, 1998, an increase of $584,000, or 144%, from the six months ended June 30, 1997.

   International sales were $12.4 million in the second quarter of 1998 compared to $7.9 million for the same period in 1997, an increase of $4.5 million, or 57%, representing 82% of net revenues compared to 78% in the comparable period of 1997. International sales were $24.0 million for the six months ended June 30, 1998 compared to $12.9 million for the same period in 1997, an increase of $11.1 million, or 86%, representing 81% of net revenues compared to 79% in the comparable period of 1997. Although the power supplies using the Company's products are designed and distributed worldwide, most of such power supplies are manufactured in Asia. As a result, sales to this region were 71% and 70% of product sales for the three months ended June 30, 1998 and 1997, respectively, and 69% and 65% of product sales for the six months ended June 30, 1998 and 1997, respectively. The Company expects international sales to continue to account for a large portion of the Company's net revenues.

   The Company's direct sales are divided approximately 50% to distributors and 50% to OEMs and merchants. For the quarter ended June 30, 1998, net revenues from three customers accounted for 24%, 12% and 10% of net revenues, and for the quarter ended June 30, 1997, two of those same customers accounted for 16% and 17% of net revenues. For the six months ended June 30, 1998, net revenues from two customers accounted for 21% and 13% of net revenues, and for the comparable period ended June 30, 1997, one of those same customers accounted for 19% of net revenues and another customer accounted for 13% of net revenues.

   The exact dollar amounts and percentages of sales to end customers are difficult to ascertain because most of such sales occur through distributors or indirectly through sales to merchant power supply manufacturers which, in turn, sell power supplies to OEMs. However, the Company estimates that direct and indirect sales to Motorola, who is the Company's largest end user, accounted for approximately 13% and 19% of the Company's net revenues for the quarters ended June 30, 1998 and 1997, respectively, and approximately 9% and 16% of the Company's net revenues for the six months ended June 30, 1998 and 1997, respectively. Direct sales to Motorola were approximately 5% and 6% of the Company's net revenues for the quarters ended June 30, 1998 and 1997, respectively, and approximately 4% and 5% of the Company's net revenues for the six months ended June 30,1998 and 1997, respectively.

   Cost of revenues; Gross profit.   Gross profit is equal to net revenues less
   ------------------------------
cost of revenues. The Company's cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of its products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the second quarter of 1998 was $6.9 million, or 45.4%, of net revenues, compared to $4.3 million, or 42.4%, of net revenues for the same period in 1997. Gross profit for the six months ended June 30, 1998 was $13.3 million, or 45.1%, of net revenues, compared to $7.0 million, or 40.9%, of net revenues for the same period in 1997. The increase in gross profit for the three months and six months ended June 30, 1998 was primarily due to the combined effects of the absorption of certain fixed costs over the increased sales volume, lower prices for wafers, which were partially a result of favorable Japanese Yen exchange rates, and better manufacturing yields due to improved test equipment. There can be no assurance that these or other factors will have a favorable impact on gross profit in future periods.

   Research and development expenses.   Research and development expenses
   ---------------------------------
consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. The Company also expenses prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the second quarter of 1998 were $1.7 million compared to $1.2 million for the same period in 1997, an increase of $505,000, or 42%, representing 11.4% and 12.1% of net revenues, respectively. Research and development expenses for the first half of 1998 were $3.3 million compared to $2.3 million for the same period in 1997, an increase of $987,000, or 43%, representing 11.1% and 13.4% of net revenues, respectively. The increase for the three months and six months ended June 30, 1998 was primarily due to increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials resulting from the transition of foundry manufacturing processes. The Company expects that research and development expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

   Sales and marketing expenses.   Sales and marketing expenses consist
   ----------------------------
primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with the Company's regional sales and support offices. Sales and marketing expenses for the second quarter of 1998 were $1.7 million compared to $1.5 million for the same period in 1997, an increase of $260,000, or 18%, representing 11.4% and 14.6% of net revenues, respectively. Sales and marketing expenses for the first half of 1998 were $3.6 million compared to $2.6 million for the same period in 1997, an increase of $1.0 million, or 41%, representing 12.2% and 15.0% of net revenues, respectively. The increase for the three months and six months ended June 30, 1998 was primarily a result of the addition of personnel to support international sales and field application engineers and to staff two new sales offices in Asia which opened in June 1997. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

   General and administrative expenses.   General and administrative expenses
   -----------------------------------
consist primarily of employee-related expenses for administration, finance, human resources, general management and facilities, and consulting, outside services, legal and auditing expenses. For the quarters ended June 30, 1998 and 1997, general and administrative expenses were $730,000 and $430,000, respectively, which represented 4.8% and 4.2% of net revenues, respectively. For the six month periods ended June 30, 1998 and 1997, general and administrative expenses were $1.3 million and $840,000, respectively, which represented 4.3% and 4.9% of net revenues, respectively. This increase in absolute dollars was attributable to additional headcount to support the Company's growth and additional professional and outside services required by the Company as a result of its public reporting obligations. The Company expects that general and administrative expenses will continue to increase in absolute dollars and may increase as a percentage of net revenues, particularly in light of the Company's recently filed patent infringement claim against Motorola.

   Other income (expense), net.   Other income (expense), net, for the second
   ---------------------------
quarter of 1998 increased by $328,000 over the same period in 1997, and for the six months ended June 30, 1998 increased by $729,000 over the same period in 1997. The increase for the three months and six months ended June 30, 1998 was due primarily to additional interest income from an increase in short-term investments in 1998 and a reduction in interest expense as a result of the repayment of $3.0 million of subordinated debt in the fourth quarter of 1997. The Company expects to continue to utilize term debt to finance its capital equipment needs.

   Provision for income taxes.   Provision for income taxes represents Federal,
   --------------------------
state and foreign taxes. The provision for income taxes was $721,000 for the second quarter of 1998 compared to $57,000 for the same period in 1997. The provision for income taxes was $1.4 million for the first half of 1998 compared to $67,000 for the same period in 1997. The Company used an effective tax rate of 25% reflecting the profitable results for the 1998 period, while the provision for 1997 represented minimum tax. The difference between the statutory rate and the Company's effective tax rate for 1998 is primarily due to the beneficial impact of net operating loss carryforwards. Utilization of the net operating loss carryforwards will be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1998, the Company had approximately $32.7 million in cash, cash equivalents and short-term investments. In addition, under a working capital line of credit agreement with a bank, the Company can borrow up to $8.0 million conditional upon meeting certain financial covenants, including maintaining quarterly profitability and specific financial covenants. As of June 30, 1998, there were no borrowings outstanding under the line of credit agreement. The Company has financed a significant portion of its machinery and equipment through capital equipment leases including an additional equipment financing in the amount of $1.4 million during the six months ended June 30, 1998. At June 30, 1998, approximately $4.7 million was outstanding under various capital equipment leasing agreements.

   As of June 30, 1998, the Company had working capital, defined as current assets less current liabilities, of approximately $33.9 million, which was an increase of approximately $3.8 million over December 31, 1997. The Company generated $5.3 million from operating activities during the six months ended June 30, 1998, reflecting net income of $4.1 million, depreciation of $1.5 million and $330,000 provided by the net change in working capital items. The net change in working capital items primarily reflects an increase in inventory of $3.6 million as part of the Company's program to provide shorter lead times to its customers, a decrease in accounts receivable of $1.1 million, and an increase of $1.5 million in deferred revenue.

   The nature of the semiconductor industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that its existing cash, cash equivalents and short-term investments, cash generated from operations and other existing sources of working capital will be adequate to finance its operations through the next twelve months.

NEW ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive
Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130 requires companies to report a new measure of income. The Company adopted SFAS No. 130 in the first quarter of 1998. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income and reflected instead in equity. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires companies to report financial and descriptive information about its reportable operating segments. SFAS No. 131 will be adopted by the Company in its 1998 annual consolidated financial statements. The Company anticipates that SFAS No. 131 will not have a material impact on its financial statements. Factors That May Affect Future Results of Operations

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

   The Company's future results of operations are dependent upon a number of
   -------------------------------------------------------------------------
factors, including those described below. For a complete description of such
----------------------------------------------------------------------------
factors, see the Company's Form 10-K/A for the year ended December 31, 1997.
---------------------------------------------------------------------------

   Unpredictable and Fluctuating Operating Results.   The Company's quarterly
   -----------------------------------------------
net revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of the Company's control, and may fluctuate significantly in the future. Although the Company was profitable in the second quarter of 1998, there can be no assurance that the Company will continue to be profitable in future periods. The Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicative of future operating results.

   Factors which may affect the Company's net revenues and operating results include the timing and volume of orders received by the Company; competitive pressures on selling prices; the volume and timing of orders placed by the Company with its foundries; the availability of raw materials; fluctuations in manufacturing yields, whether resulting from the transition to new foundries or from other factors; changes in product mix including the impact of new product introduction on existing products; the Company's ability to develop and bring to market new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its customers' products; the timing of investments in research and development and sales and marketing; the Company's patent infringement claim against Motorola; cyclical semiconductor industry conditions; fluctuations in exchange rates, particularly exchange rates between the U.S. dollar and the Japanese yen; changes in the international business climate; and economic conditions generally.

   The Company's operating results in a future quarter or quarters are likely to fall below the expectations of public market analysts or investors. In such an event, the price of the Company's common stock will likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Concentration of Applications.   A limited number of applications of the
   -----------------------------
Company's products, primarily in the cellular phone battery chargers and desktop PC stand-by markets, currently account for approximately one-half of the Company's net revenues. The Company expects that its net revenues and operating results will continue to be substantially dependent upon these markets for the foreseeable future. The cellular phone and desktop PC markets can be highly cyclical and have been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production over capacity. The Company may experience substantial period-to-period fluctuations in future operating results due to general conditions of these markets. The Company's net revenues and operating results are subject to many of the risks to which the markets for these applications are subject, and may also be impacted by technological or other developments in these markets. While the Company continues its efforts to enhance the cost effectiveness of TOPSwitch-based switchers, there can be no assurance that the Company will be successful in its efforts, and, in the absence of a successful competitive response by the Company, demand for the Company's products would be materially adversely affected. Similarly, if a competitor of the Company successfully and cost effectively combines desktop PC stand-by power supplies with the main PC desktop power supplies prior to such combination by the Company, demand for the Company's products could be materially adversely affected.

   Customer Concentration and Competing Products from Customers.   The Company's
   ------------------------------------------------------------
end user base is highly concentrated and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, account for a significant portion of the Company's net revenues. The Company estimates that its top ten customers, including distributors which resell to large OEMs and merchant power supply manufacturers, accounted for 65% and 70% of the Company's net revenues for the six months ended June 30, 1998 and 1997, respectively. The Company expects that it will continue to be dependent upon a relatively limited number of customers for a significant portion of its net revenues in future periods, although no customer is presently obligated either to purchase a specified amount of products or to provide the Company with binding forecasts of product purchases for any period. The reduction, delay or cancellation of orders from one or more of the Company's significant customers, or the discontinuance of the Company's products by the Company's end users, could materially and adversely affect the Company's business, financial conditions and results of operations. The Company has experienced such effects in the past and there can be no assurance that any of the Company's customers will not reduce, cancel or delay orders in the future.

   Dependence on Wafer Suppliers.   The Company outsources all of its
   -----------------------------
semiconductor manufacturing and product assembly except for testing and finishing. The Company has supply arrangements for the production of wafers with Matsushita Electronics Corporation and an affiliate of Matsushita ("MEC"), and OKI Electric Industry Co., Ltd. ("OKI"). Although certain aspects of the Company's relationships with MEC and OKI are contractual, many important aspects of these relationships depend on the continued cooperation of these strategic partners and, in many instances, the parties' course of conduct deviates from the literal provisions of the contracts. There can be no assurance that the Company and its strategic partners will continue to work together successfully in the future or that either MEC or OKI will not seek an early termination of its wafer supply agreement with the Company.

   The Company's wafer supply contract with OKI terminates on October 1, 1998. The Company is negotiating a renewal of this contract, however, there can be no assurance that the Company will execute a renewal contract with OKI for the supply of wafers. The Company's wafer supply contract with MEC terminates in June 2000. There can be no assurance that the Company will be able to reach an agreement with MEC to extend the term of its wafer supply agreement. The Company's failure to reach, in a timely fashion, an extension of either agreement or to enter into an arrangement with another manufacturer, could result in material disruptions in supply. Certain contractual provisions limit the conditions under which the Company can enter into such arrangements with other Japanese manufacturers or their subsidiaries during the term of the agreement with MEC. In the event of a supply disruption with OKI or MEC, if the Company were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce wafers with acceptable manufacturing yields, the Company's business, financial condition and operating results would be materially and adversely affected.

   From time to time in the past, the Company has been unable to fully satisfy customer requests for its products. Any significant disruptions in deliveries of the Company's products to its customers would materially and adversely affect the Company's business and operating results.

   Risks of Outside Manufacturing and Assembly; Sole Source Risks.   The Company
   --------------------------------------------------------------
depends on MEC and OKI to produce wafers, and independent subcontractors to assemble finished products, at acceptable yields and to deliver them to the Company in a timely manner. To the extent the wafer foundries do not achieve acceptable manufacturing yields or they experience product shipment delays, the Company's financial condition or results of operations would be materially and adversely affected. The Company's IC assembly process requires a sole source high-voltage molding compound that is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble the Company's products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially and adversely affect yields and cost to manufacture. Good production yields are particularly important to the Company's business and financial results, including its ability to meet customers' demand for products and to maintain profitability. As the Company continues to increase its product output, there can be no assurance that the Company's foundries and assemblers will not experience a decrease in yields. Moreover, there can be no assurance that acceptable yields will be maintainable in the future.

   Risks of International Sales.   Sales to customers outside of the United
   ----------------------------
States represented 81% and 79% for the six months ended June 30, 1998 and 1997, respectively. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability, generally longer receivables collection periods, tariffs and other trade barriers and restrictions, and the burdens of complying with a variety of foreign laws. Furthermore, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increase in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. The Company is exposed to additional risks to the extent that the products of its customers are subject to foreign currency or other international risks. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or operating results.

   New Products and Technological Change.   The Company's future success depends
   -------------------------------------
in significant part upon its ability to develop new ICs for high-voltage power conversion for existing and new markets, to introduce such products in a timely manner and to have such products selected for design into products of leading manufacturers. The development of these new devices is highly complex, and from time to time the Company has experienced delays in completing the development of new products. There can be no assurance that the Company will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, there can be no assurance that the Company will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that such products will achieve market acceptance. The Company's or its customers' failure to develop and introduce new products successfully and in a timely manner would materially adversely affect the Company's business, financial condition or operating results.

   Lengthy Sales Cycle.   The Company's products are generally incorporated into
   -------------------
a customer's products at the design stage. However, customer decisions to use the Company's products (design wins), which can often require significant expenditures by the Company without any assurance of success, often precede volume sales, if any, by a year or more. If a customer decides at the design stage not to incorporate the Company's products into its product, the Company will not have another opportunity for a design win with respect to that product for many months or years. Because of such a lengthy sales cycle, the Company may experience a delay between increasing expenses for research and development and its sales and marketing efforts and the generation of volume production revenues, if any, from such expenditures. Failure by the Company to timely develop and introduce products that are incorporated into its customers' products could have a material adverse effect on the Company's business, financial condition or results of operations.

   Product Quality, Performance and Reliability.   The fabrication and assembly
   --------------------------------------------
of ICs is a highly complex and precise process. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. ICs as complex as those offered by the Company often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. The Company has from time to time in the past experienced product quality, performance or reliability problems. There can be no assurance that defects or failures relating to the Company's product quality, performance and reliability will not occur in the future or that such defects or failures will not have a material adverse effect on the Company's operating results.

   Competition.   The high-voltage power supply industry is intensely
   -----------
competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for the Company's products is cost effectiveness. The Company's products face competition from alternative technologies, primarily discrete switchers. The Company believes that at current pricing, the TOPSwitch families of products offer favorable cost performance benefits compared to discrete switchers in many high-volume applications. However, any significant erosion in the price of discrete components, such as high voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of the TOPSwitch products. Also, older alternative technologies to switchers are more cost-effective than switchers that use the Company's TOPSwitch products in certain power ranges for certain applications. The Company is continuing its efforts to enhance the cost effectiveness of TOPSwitch-based switchers in the lower power ranges. There can be no assurance that the Company will be successful in these efforts.

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

   Dependence on Proprietary Technology.   The Company's future success depends
   ------------------------------------
in part upon its ability to protect its intellectual property, including patents, trade secrets, and know-how, and to continue its technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

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

   Motorola Litigation.   In July 1998, the Company filed a complaint in the
   -------------------
U.S. District Court, Northern District of California against its largest end user, Motorola. The suit alleges that Motorola has infringed and continues to infringe on one of the Company's TOPSwitch circuit patents and one of the Company's high-voltage semiconductor device patents. The Company seeks, among other things, an order enjoining Motorola from infringing on the Company's patents and an award for damages resulting from the alleged infringement.

   Litigation may be necessary to resolve the claims asserted by the Company against Motorola, and any claims which Motorola may assert in the future against the Company, and to defend, enforce and protect the Company's intellectual property rights. There can be no assurance that the Company will prevail in any litigation with Motorola, or any other party. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of certain of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

   Dependence on Key Personnel.   The Company's success depends to a significant
   ---------------------------
extent upon the continued service of its executive officers and other key management and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel, such as experienced systems applications engineers. The loss of the services of one or more of the Company's engineers, executive officers or other key personnel or the Company's inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business, financial condition or operating results. The Company does not have long-term employment contracts with any of its employees.

   Management of Growth.   The Company has experienced a period of rapid growth
   --------------------
and expansion which has placed, and continues to place, a significant strain on its resources. To accommodate this growth, the Company will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems, all of which may require substantial management efforts. There can be no assurance that such efforts can be accomplished successfully.

   Year 2000 Compliance.   The Company is aware of the issues associated with
   --------------------
the programming code in existing computer systems and software products as the year 2000 approaches. Computer programs that are written using two digits rather than four digits to define the applicable year, may have date-sensitive software and, for instance, may recognize a date using 00 as the year 1900 rather than the year 2000 ("Date Code Dependency"). Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is in the process of defining costs, issues and uncertainties associated with making the Company's internal-use software applications compliant with the Year 2000. In general, the Company expects to resolve the Year 2000 issues through planned replacement upgrades of its software applications. Management does not expect the Year 2000 issues to have a material impact on the Company's business or future results of operations. However, if the planned replacement upgrades to its software applications are not made, or are not completed on a timely basis, the Year 2000 issues could have a material impact on the operations of the Company. The Company currently expects that its internal-use software applications will be Year 2000 compliant by no later than June 1999, before any Date Code Dependencies within the Company's internal systems would have a material adverse impact on the Company's operations. The cost of the project and the date on which the Company believes it will complete the Year 2000 upgrades are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

   Possible Volatility of Stock.   The stock market has from time to time
   ----------------------------
experienced significant price and volume fluctuations which have particularly affected the market prices of the stock of high technology companies, and which may be unrelated to the operating performance of particular companies. Factors such as technology and product announcements by the Company or by competitors, disputes relating to patents and proprietary rights, and failures or delays in the Company's development program may have a significant effect on the market price of the Company's common stock.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   In July 1998, the Company filed a complaint in the U.S. District Court, Northern District of California against its largest end user, Motorola. The suit alleges that Motorola has infringed and continues to infringe on one of the Company's TOPSwitch circuit patents and one of the Company's high-voltage semiconductor device patents. The Company seeks, among other things, an order enjoining Motorola from infringing on the Company's patents and an award for damages resulting from the alleged infringement.

   Litigation may be necessary to resolve the claims asserted by the Company against Motorola, and any claims which Motorola may assert in the future against the Company, and to defend, enforce and protect the Company's intellectual property rights. There can be no assurance that the Company will prevail in any litigation with Motorola, or any other party. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of certain of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of Power Integrations, Inc. held on June 1, 1998, the following proposals were adopted by the margins indicated.

Proposal I - To elect two (2) Class I directors to hold office for a three-year term and until their successors are elected and qualified:

                                          Voted For              Withheld
                                        --------------        --------------
Dr. William Davidow................       9,427,825               222,635
Steven J. Sharp....................       9,405,018               245,442


Proposal II - To approve amendments to the Company's 1997 Stock Option Plan which (i) provides that effective January 1, 1999, 600,000 shares which would otherwise only be available for grant under such plan pursuant to nonstatutory stock options may instead be granted pursuant to incentive stock options, and
(ii) limit the number of shares for which options may be granted under such plan to any employee within any fiscal year to 200,000:

                 Voted              Voted
                  For              Against            Abstain
             ------------       ------------       ------------
              8,692,860            939,907             17,693

Proposal III - To ratify the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1998:

                    Voted                 Voted
                     For                 Against            Abstain
                 ------------         ------------       ------------
                  9,624,197              22,558              3,705



ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits.

              The following exhibits are attached hereto and filed herewith:

              10.18 Industrial Building Lease between the Company and Mathilda Development, a California Limited Partnership, dated as of June 3, 1998.

              10.19 Amendment Number Two to Licensing and Wafer Supply Agreement between the Company and OKI, dated as of June 16, 1998.

              10.20* Amendment Number Three to Licensing and Wafer Supply Agreement between the Company and OKI, dated as of August 1,1998.

              27.1    Financial Data Schedule.

         b.   Reports on Form 8-K.

              None.



          * This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                  POWER INTEGRATIONS, INC.



Dated:   August 12, 1998          By:   /s/   Robert G. Staples
                                     --------------------------------------
                                     Robert G. Staples
                                     Chief Financial Officer