Form 10-Q
period 1998-09-30
POWER INTEGRATIONS INC
filed 1998-11-10
CIK 833640

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549
                         ____________________________
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998
or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     ______________

                         Commission File Number 0-23441
                              ____________________
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at October 30, 1998

       -------------------------------        ---------------------------------
        Common Stock, $.001 par value                  12,444,608 shares

================================================================================

                            POWER INTEGRATIONS, INC.

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                            Page

    Item 1.  Financial Statements.

             Condensed Consolidated Balance Sheets                         3

             Condensed Consolidated Statements of Operations               4

             Condensed Consolidated Statements of Cash Flows               5

             Notes To Condensed Consolidated Financial Statements          6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    10


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                            20

     Item 2. Changes in Securities and Use of Proceeds                    20

     Item 3. Defaults upon Senior Securities                              20

     Item 4. Submission of Matters to Vote of Security Holders            20

     Item 5. Other Information                                            20

     Item 6. Exhibits and Reports on Form 8-K                             20

SIGNATURES                                                                21

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            POWER INTEGRATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                    1998              1997
                                                 -------------    ------------
                                                 (unaudited)
                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents..................    $ 10,708         $ 25,553
   Short-term investments.....................      27,493            3,455
   Accounts receivable........................       5,578            6,243
   Inventories................................       9,017            7,328
   Prepaid expenses and other current assets..         440              349
                                                 -------------    ------------
        Total current assets..................      53,236           42,928
                                                 -------------    ------------

PROPERTY AND EQUIPMENT, net...................       6,577            5,631
                                                 -------------    ------------
                                                  $ 59,813         $ 48,559
                                                 =============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capitalized lease
     obligations..............................    $  1,977         $  1,787
   Accounts payable...........................       5,611            6,903
   Accrued payroll and related expenses.......       1,935            1,685
   Taxes payable and other accrued
     liabilities..............................       2,850            1,042
   Deferred income on sales to distributors...       2,746            1,380
                                                 -------------    ------------
        Total current liabilities.............      15,119           12,797
                                                 -------------    ------------
CAPITALIZED LEASE OBLIGATIONS, net of
     current portion..........................       2,141            2,435
                                                 -------------    ------------

STOCKHOLDERS' EQUITY:
   Common stock...............................          12               12
   Additional paid-in capital.................      56,878           56,220
   Common stock warrants......................          12               12
   Stockholder notes receivable...............        (405)            (405)
   Deferred compensation......................        (356)            (461)
   Cumulative translation adjustment..........         (84)             (76)
   Accumulated deficit........................     (13,504)         (21,975)
                                                 -------------    ------------
        Total stockholders' equity............      42,553           33,327
                                                 -------------    ------------
                                                  $ 59,813         $ 48,559
                                                 =============    ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------  -----------------------------------
                                                      1998               1997              1998               1997
                                                -----------------   ---------------  -----------------  ----------------
NET REVENUES:
  Product sales...............................           $19,907           $12,959            $48,456           $29,668
  Royalties...................................               410               384              1,400               790
                                                -----------------   ---------------  -----------------  ----------------
     Total net revenues.......................            20,317            13,343             49,856            30,458
                                                -----------------   ---------------  -----------------  ----------------
COST OF REVENUES..............................            10,635             7,492             26,865            17,602
                                                -----------------   ---------------  -----------------  ----------------
GROSS PROFIT..................................             9,682             5,851             22,991            12,856
                                                -----------------   ---------------  -----------------  ----------------
OPERATING EXPENSES:
  Research and development....................             1,947             1,404              5,226             3,696
  Sales and marketing.........................             2,376             1,839              5,989             4,408
  General and administrative..................             1,067               620              2,345             1,460
                                                -----------------   ---------------  -----------------  ----------------
     Total operating expenses.................             5,390             3,863             13,560             9,564
                                                -----------------   ---------------  -----------------  ----------------
INCOME FROM OPERATIONS........................             4,292             1,988              9,431             3,292
                                                -----------------   ---------------  -----------------  ----------------
OTHER INCOME (EXPENSE), net...................               399              (196)               775              (549)
                                                -----------------   ---------------  -----------------  ----------------
INCOME BEFORE PROVISION FOR
 INCOME TAXES.................................             4,691             1,792             10,206             2,743

PROVISION FOR INCOME TAXES....................               351               306              1,735               373
                                                -----------------   ---------------  -----------------  ----------------
NET INCOME....................................           $ 4,340           $ 1,486            $ 8,471           $ 2,370
                                                -----------------   ---------------  -----------------  ----------------
EARNINGS PER SHARE:
  Basic.......................................             $0.35             $0.91              $0.70             $2.09
                                                -----------------   ---------------  -----------------  ----------------
  Diluted.....................................             $0.33             $0.15              $0.65             $0.26
                                                -----------------   ---------------  -----------------  ----------------
SHARES USED IN PER SHARE CALCULATION:
  Basic.......................................            12,229             1,632             12,133             1,134
                                                -----------------   ---------------  -----------------  ----------------
  Diluted.....................................            13,128             9,875             13,110             9,082
                                                =================   ===============  =================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  --------------------------------------
                                                                                        1998                1997
                                                                                  -------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................          $  8,471              $ 2,370
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization...............................................             2,278                1,613
  Provision for accounts receivable and other allowances......................               (26)                 709
  Deferred compensation expense...............................................               105                   71
  Change in operating assets and liabilities:
     Accounts receivable......................................................               691               (4,844)
     Inventories..............................................................            (1,689)                (662)
     Prepaid expenses and other current assets................................               (91)                 (83)
     Accounts payable.........................................................            (1,292)               2,846
     Accrued liabilities......................................................             2,050                1,103
     Deferred income on sales to distributors.................................             1,366                  827
                                                                                  -------------------  -----------------
        Net cash provided by operating activities.............................            11,863                3,950
                                                                                  -------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.........................................            (1,785)                (712)
  Purchases of short-term investments.........................................           (38,071)              (9,947)
  Proceeds from sales and maturities of short-term investments................            14,033                9,895
                                                                                  -------------------  -----------------
        Net cash used in investing activities.................................           (25,823)                (764)
                                                                                  -------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock..................................               658                  577
  Principal payments under capitalized lease obligations......................            (1,543)              (1,232)
                                                                                  -------------------  -----------------
        Net cash used in financing activities.................................              (885)                (655)
                                                                                  -------------------  -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................           (14,845)               2,531
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............................            25,553                3,282
                                                                                  -------------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................          $ 10,708              $ 5,813
                                                                                  ===================  =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capitalized lease obligations incurred for property and equipment...........          $  1,439              $ 1,253
                                                                                  ===================  =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest......................................................          $    388              $   626
                                                                                  ===================  =================
  Cash paid for income taxes..................................................          $    475              $     7
                                                                                  ===================  =================

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Cash and Cash Equivalents and Short-Term Investments

   The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of September 30, 1998, the Company's short-term investments consist of U.S. Government backed securities and commercial paper, which are classified as held-to-maturity and are valued using the amortized cost method which approximates market.

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

3.  INVENTORIES:

   Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                    1998           1997
                                                                              ------------------------------
   Raw materials..............................................................         $4,064         $3,323
   Work-in-process............................................................          2,997          2,977
   Finished goods.............................................................          1,956          1,028
                                                                                       ------         ------
                                                                                       $9,017         $7,328
                                                                                       ======         ======

4.    SIGNIFICANT CUSTOMERS AND EXPORT SALES:

 Customer Concentration

   The Company's end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company's net revenues. For the nine months ended September 30, 1998 and 1997, ten customers accounted for approximately 67% of total net revenues in each such period.

   The following customers accounted for more than 10% of total net revenues:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    --------------------------
   Customer                                                                            1998            1997
   --------                                                                        ------------   -----------
   A..........................................................................             22%             23%
   B..........................................................................             13%              *
   C..........................................................................              *              16%

------------------------
*   less than 10% or no sales

 Export Sales

   The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    --------------------------
                                                                                        1998            1997
                                                                                    ------------   -----------
   Japan......................................................................              3%              5%
   Taiwan.....................................................................             28%             29%
   Hong Kong..................................................................             23%             27%
   Western Europe.............................................................             16%             11%
   Other......................................................................             12%              9%
                                                                                         -----           -----
                   Total foreign..............................................             82%             81%
                                                                                         =====           =====

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

   The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                    -------------------------   -----------------------
                                                                        1998          1997          1998          1997
                                                                    ------------  -----------   -----------  ----------
Basic earnings per share:
  Net income...................................................       $ 4,340        $1,486       $ 8,471        $2,370
                                                                    ------------  -----------   -----------  ----------
  Weighted average common shares...............................        12,229         1,632        12,133         1,134
                                                                    ------------  -----------   -----------  ----------
     Basic earnings per share..................................       $  0.35        $ 0.91       $  0.70        $ 2.09
                                                                    ============  ===========   ===========  ==========

Diluted earnings per share:
  Net income...................................................       $ 4,340        $1,486       $ 8,471        $2,370
                                                                    ------------  -----------   -----------  ----------
  Weighted average common shares...............................        12,229         1,632        12,133         1,134
  Weighted average common share equivalents:
     Convertible preferred stock...............................            --         7,447            --         7,447
     Options...................................................           647           574           672           398
     Warrants..................................................           252           222           305           103
                                                                    ------------  -----------   -----------  ----------
  Diluted weighted average common shares.......................        13,128         9,875        13,110         9,082
                                                                    ------------  -----------   -----------  ----------
        Diluted earnings per share.............................       $  0.33        $ 0.15       $  0.65        $ 0.26
                                                                    ============  ===========   ===========  ==========

6.  PROVISION FOR INCOME TAXES:

   Income tax expense for the nine month periods ended September 30, 1998 and 1997 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year.

7.  LEGAL PROCEEDINGS:

   In July 1998, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California against its largest end user, Motorola, Inc. ("Motorola"). In August 1998, the Company voluntarily dismissed that complaint, and filed a new complaint in the U.S. District Court, District of Delaware, alleging that Motorola has infringed and continues to infringe on two of the Company's circuit patents. The Company seeks, among other things, an order enjoining Motorola from infringing on the Company's patents and an award for damages resulting from the alleged infringement. In October 1998, Motorola asserted various counterclaims against the Company alleging that the Company is infringing on certain of Motorola's patents. The Company believes that Motorola's counterclaims are without merit and intends to vigorously defend itself against such claims.

   Litigation may be necessary to resolve the claims asserted by the Company against Motorola, and any claims which Motorola may assert in the future against the Company, and to defend, enforce and protect the Company's

                            POWER INTEGRATIONS, INC.

intellectual property rights. There can be no assurance that the Company will prevail in any litigation with Motorola, or any other party. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any litigation between the Company and Motorola could delay the Company's ability to have its products incorporated into a customer's products at the design stage. Delays in customers' decisions to use the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in any litigation could result in the loss of certain of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing and selling certain of its products or licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Form 10-K/A for the year ended December 31, 1997.

OVERVIEW

   Power Integrations, Inc. (the "Company") designs, develops and markets proprietary, high-voltage analog integrated circuits ("ICs") for use in AC to DC power conversion. The Company has targeted high-volume power supply markets, including the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer and industrial electronics markets. The Company initially focuses on those markets that are sensitive to size, portability, energy efficiency and time-to-market. The Company believes its patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. The Company introduced an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, the Company announced the TinySwitch family of integrated circuits for power supplies in a broad range of electronic products. TinySwitch ICs incorporating the Company's new EcoSmart technology enable a new class of light, compact, energy-efficient power supplies. This new family of ICs is designed to reduce energy leakage from power supplies.

RESULTS OF OPERATIONS

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                                    PERCENTAGE OF                   PERCENTAGE OF
                                                                TOTAL NET REVENUES FOR          TOTAL NET REVENUES FOR
                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                               -------------------------     ----------------------------
                                                                   1998          1997            1998            1997
                                                               -----------   -----------     -------------  -------------
Net revenues:
  Product sales........................................           98.0%           97.1%           97.2%           97.4%
  Royalties............................................            2.0             2.9             2.8             2.6
                                                               -----------   -----------     -------------  -------------
     Total net revenues................................          100.0           100.0           100.0           100.0
                                                               -----------   -----------     -------------  -------------
Cost of revenues.......................................           52.3            56.1            53.8            57.8
                                                               -----------   -----------     -------------  -------------
Gross profit...........................................           47.7            43.9            46.2            42.2
                                                               -----------   -----------     -------------  -------------
Operating expenses:
  Research and development.............................            9.6            10.5            10.5            12.1
  Sales and marketing..................................           11.7            13.8            12.0            14.5
  General and administrative...........................            5.3             4.7             4.7             4.8
                                                               -----------   -----------     -------------  -------------
     Total operating expenses..........................           26.6            29.0            27.2            31.4
                                                               -----------   -----------     -------------  -------------
Income from operations.................................           21.1            14.9            19.0            10.8
Other income (expense), net............................            1.9            (1.5)            1.5            (1.8)
                                                               -----------   -----------     -------------  -------------
Income before provision for income taxes...............           23.0            13.4            20.5             9.0
                                                               -----------   -----------     -------------  -------------
Provision for income taxes.............................            1.7             2.3             3.5             1.2
                                                               -----------   -----------     -------------  -------------
Net income.............................................           21.3%           11.1%           17.0%            7.8%
                                                               ===========   ===========     =============  =============

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


   Net revenues.   Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus royalties paid by licensees of the Company's technology. Net revenues for the third quarter ended September 30, 1998 were $20.3 million compared to $13.3 million for the third quarter of 1997, an increase of $7.0 million, or 53%. Net revenues for the nine months ended September 30, 1998 were $49.9 million compared to $30.5 million for the comparable period of 1997, an increase of $19.4 million, or 64%.

   Net revenues from product sales represented $19.9 million and $13.0 million in the third quarter of 1998 and 1997, respectively. Net revenues from product sales represented $48.5 million and $29.7 million in the first nine months of 1998 and 1997, respectively. The increase in net revenues from product sales for the three months and nine months ended September 30, 1998 was due primarily to higher sales volume of the Company's TOPSwitch family of products across a larger customer base. Net revenues also grew because of an increase in royalty revenues. Royalties were $410,000 for the third quarter of 1998, an increase of $26,000, or 7%, from the third quarter of 1997. Royalties were $1.4 million for the nine months ended September 30, 1998, an increase of $610,000, or 77%, from the nine months ended September 30, 1997.

   International sales were $16.7 million in the third quarter of 1998 compared to $10.8 million for the same period in 1997, an increase of $5.9 million, or 55%, representing 82% of net revenues compared to 81% in the comparable period of 1997. International sales were $40.7 million for the nine months ended September 30, 1998 compared to $23.9 million for the same period in 1997, an increase of $16.8 million, or 70%, representing 82% of net revenues compared to 81% in the comparable period of 1997. Although the power supplies using the Company's products are designed and distributed worldwide, most of such power supplies are manufactured in Asia. As a result, sales to this region were 66% and 70% of product sales for the three months ended September 30, 1998 and 1997, respectively, and 65% and 64% of product sales for the nine months ended September 30, 1998 and 1997, respectively. The Company expects international sales to continue to account for a large portion of the Company's net revenues.

   The Company's direct sales are divided approximately 50% to distributors and 50% to OEMs and merchants. For the quarter ended September 30, 1998, sales to two customers accounted for 24% and 13% of net revenues, and for the quarter ended September 30, 1997, one of those same customers accounted for 28% of net revenues and another customer accounted for 16% of net revenues. For the nine months ended September 30, 1998, sales to two customers accounted for 22% and 13% of net revenues, and for the comparable period ended September 30, 1997, one of those same customers accounted for 22% of net revenues and another customer accounted for 15% of net revenues.

   The exact dollar amounts and percentages of sales to end customers are difficult to ascertain because most of such sales occur through distributors or indirectly through sales to merchant power supply manufacturers which, in turn, sell power supplies to OEMs. However, the Company estimates that direct and indirect sales to Motorola, who is the Company's largest end user, accounted for approximately 15% and 22% of the Company's net revenues for the quarters ended September 30, 1998 and 1997, respectively, and approximately 12% and 21% of the Company's net revenues for the nine months ended September 30, 1998 and 1997, respectively. Direct sales to Motorola were approximately 6% and 3% of the Company's net revenues for the quarters ended September 30, 1998 and 1997, respectively, and approximately 5% and 4% of the Company's net revenues for the nine months ended September 30, 1998 and 1997, respectively.

   Cost of revenues; Gross profit.   Gross profit is equal to net revenues less
cost of revenues. The Company's cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of its products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the third quarter of 1998 was $9.7 million, or 47.7%, of net revenues, compared to $5.9 million, or 43.9%, of net revenues for the same period in 1997. Gross profit for the nine months ended September 30, 1998 was $23.0 million, or 46.2%, of net revenues, compared to $12.9 million, or 42.2%, of net revenues for the same period in 1997. The increase in gross profit for the three months and nine months ended September 30, 1998 was primarily due to the combined effects of the absorption of certain fixed costs over the increased sales volume, lower prices for wafers, favorable Japanese Yen exchange rates and better manufacturing yields due to improved test equipment. There can be no assurance that these or other factors will have a favorable impact on gross profit in future periods.

   Research and development expenses.   Research and development expenses
consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. The Company also expenses prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the third quarter of 1998 were $1.9 million compared to $1.4 million for the same period in 1997, an increase of $500,000, or 36%, representing 9.6% and 10.5% of net revenues, respectively. Research and development expenses for the first nine months of 1998 were $5.2 million compared to $3.7 million for the same period in 1997, an increase of $1.5 million, or 40%, representing 10.5% and 12.1% of net revenues, respectively. The increase for the three months and nine months ended September 30, 1998 was primarily due to increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials resulting from the transition of foundry manufacturing processes. The Company expects that research and development expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

   Sales and marketing expenses.   Sales and marketing expenses consist
primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with the Company's regional sales and support offices. Sales and marketing expenses for the third quarter of 1998 were $2.4 million compared to $1.8 million for the same period in 1997, an increase of $600,000, or 33%, representing 11.7% and 13.8% of net revenues, respectively. Sales and marketing expenses for the first nine months of 1998 were $6.0 million compared to $4.4 million for the same period in 1997, an increase of $1.6 million, or 36%, representing 12.0% and 14.5% of net revenues, respectively. The increase for the three months and nine months ended September 30, 1998 was primarily a result of the addition of personnel to support international sales and field application engineers and to staff two new sales offices in Asia which opened in June 1997. The Company expects that sales and marketing expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

   General and administrative expenses.   General and administrative expenses
consist primarily of employee-related expenses for administration, finance, human resources, general management and facilities, and consulting, outside services, legal and auditing expenses. For the quarters ended September 30, 1998 and 1997, general and administrative expenses were $1.1 million and $620,000, respectively, which represented 5.3% and 4.7% of net revenues, respectively. For the nine month periods ended September 30, 1998 and 1997, general and administrative expenses were $2.3 million and $1.5 million, respectively, which represented 4.7% and 4.8% of net revenues, respectively. This increase in absolute dollars was attributable to additional headcount to support the Company's growth and additional professional and outside services required by the Company as a result of its public reporting obligations. The Company expects that general and administrative expenses will continue to increase in absolute dollars and may increase as a percentage of net revenues, particularly in light of the Company's recently filed patent infringement claim against Motorola.

   Other income (expense), net.   Other income (expense), net, for the third
quarter of 1998 increased by $595,000 over the same period in 1997, and for the nine months ended September 30, 1998 increased by $1.3 million over the same period in 1997. The increase for the three months and nine months ended September 30, 1998 was due primarily to additional interest income from an increase in short-term investments in 1998 and a reduction in interest expense as a result of the repayment of $3.0 million of subordinated debt in the fourth quarter of 1997. The Company expects to continue to utilize term debt to finance its capital equipment needs.

   Provision for income taxes.   Provision for income taxes represents Federal,
state and foreign taxes. The provision for income taxes was $351,000 for the third quarter of 1998 compared to $306,000 for the same period in 1997. The provision for income taxes was $1.7 million for the first nine months of 1998 compared to $373,000 for the same period in 1997. The Company is using an effective tax rate of 17% reflecting the profitable results for the 1998 period, while the provision for 1997 represented minimum tax. The difference between the statutory rate and the Company's effective tax rate for 1998 is primarily due to the beneficial impact of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1998, the Company had approximately $38.2 million in cash, cash equivalents and short-term investments. In addition, under a working capital line of credit agreement with a bank, the Company can borrow up to $8.0 million conditional upon meeting certain financial covenants, including maintaining quarterly profitability and specific financial covenants. As of September 30, 1998, there were no borrowings outstanding under the line of credit agreement. The Company has financed a significant portion of its machinery and equipment through capital equipment leases including an additional equipment financing in the amount of $1.4 million during the nine months ended September 30, 1998. At September 30, 1998, approximately $4.1 million was outstanding under various capital equipment leasing agreements.

   As of September 30, 1998, the Company had working capital, defined as current assets less current liabilities, of approximately $38.1 million, which was an increase of approximately $8.0 million over December 31, 1997. The Company generated $11.9 million from operating activities during the nine months ended September 30, 1998, reflecting net income of $8.5 million, depreciation of $2.3 million and $1.1 million provided by the net change in working capital items. The net change in working capital items primarily reflects an increase in inventory of $1.7 million as part of the Company's program to provide shorter lead times to its customers, a decrease in accounts payable of $1.3 million, an increase in other liabilities of $2.0 million, and an increase of $1.4 million in deferred revenue.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

   The Company's future results of operations are dependent upon a number of factors, including those described below. For a complete description of such factors, see the Company's Form 10-K/A for the year ended December 31, 1997.

   Unpredictable and Fluctuating Operating Results.   The Company's quarterly
net revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of the Company's control, and may fluctuate significantly in the future. Although the Company was profitable in the third quarter of 1998, there can be no assurance that the Company will continue to be profitable in future periods. The Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicative of future operating results.

   Factors which may affect the Company's net revenues and operating results include the timing and volume of orders received by the Company; competitive pressures on selling prices; the volume and timing of orders placed by the Company with its foundries; the availability of raw materials; fluctuations in manufacturing yields, whether resulting from the transition to new foundries or from other factors; changes in product mix including the impact of new product introduction, such as the Tiny Switch ICs, on existing products; the Company's ability to develop and bring to market new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its customers' products; the timing of investments in research and development and sales and marketing; the Company's patent infringement claim against Motorola; cyclical semiconductor industry conditions; fluctuations in exchange rates, particularly exchange rates between the U.S. dollar and the Japanese yen; changes in the international business climate; and economic conditions generally.

   Many computer systems were not designed to handle any dates beyond the year 1999, and therefore, computer hardware and software for virtually all businesses will need to be modified prior to the year 2000 in order to remain functional. The Company is concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming Year 2000 problem. This expense may result in spending being diverted from ICs for use in AC to DC power conversion in the near future. The Company is still assessing the impact of the Year 2000 issue on its internal information systems and has begun, and in many cases completed, corrective efforts in these areas. The Company has evaluated the functionality of its current products with respect to any Year 2000 problems and has determined that its current products have no Year 2000 problems. The Company does not anticipate that addressing the Year 2000 problem for its internal information systems and future products will have a material impact on its operations or financial results. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any Year 2000 problems could occur. The Year 2000 issue could lower demand for the Company's products while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's financial results.

   The Company has certain key relationships with suppliers. If these suppliers fail to adequately address the Year 2000 issue for the products they provide to the Company, this could have a material adverse impact on the Company's operations and financial results. The Company is still assessing the effect the Year 2000 issue will have on its suppliers and at this time, cannot determine the impact it will have. Contingency plans will be developed if it appears the Company or its key suppliers will not be Year 2000 compliant, and such noncompliance is expected to have a material adverse impact on the Company's operations.

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

   Customer Concentration and Competing Products from Customers.   The Company's
end user base is highly concentrated and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, account for a significant portion of the Company's net revenues. The Company estimates that its top ten customers, including distributors which resell to large OEMs and merchant power supply manufacturers, accounted for approximately 67% of the Company's net revenues for both of the nine month periods ended September 30, 1998 and 1997. The Company expects that it will continue to be dependent upon a relatively limited number of customers for a significant portion of its net revenues in future periods, although no customer is presently obligated either to purchase a specified amount of products or to provide the Company with binding forecasts of product purchases for any period. The reduction, delay or cancellation of orders from one or more of the Company's significant customers, or the discontinuance of the Company's products by the Company's end users, could materially and adversely affect the Company's business, financial conditions and results of operations. The Company has experienced such effects in the past and there can be no assurance that any of the Company's customers will not reduce, cancel or delay orders in the future.

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

   The Company's wafer supply contract with OKI was renewed on October 1, 1998. The term of this contract is for five years, expiring in September 2003. There can be no assurance that the Company at that time will be able to reach an agreement with OKI to extend the term of its wafer supply agreement. The Company's wafer supply contract with MEC terminates in June 2000. There can be no assurance that the Company will be able to reach an agreement with MEC to extend the term of its wafer supply agreement. The Company's failure to reach, in a timely fashion, an extension of either agreement or to enter into an arrangement with another manufacturer, could result in material disruptions in supply. Certain contractual provisions limit the conditions under which the Company can enter into such arrangements with other Japanese manufacturers or their subsidiaries during the term of the agreement with MEC. In the event of a supply disruption with OKI or MEC, if the Company were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or if such sources were unable to produce wafers with acceptable manufacturing yields, the Company's business, financial condition and operating results would be materially and adversely affected.

   From time to time in the past, the Company has been unable to fully satisfy customer requests for its products. Any significant disruptions in deliveries of the Company's products to its customers would materially and adversely affect the Company's business and operating results.

   Risks of Outside Manufacturing and Assembly; Sole Source Risks.   The Company
depends on MEC and OKI to produce wafers, and independent subcontractors to assemble finished products, at acceptable yields and to deliver them to the Company in a timely manner. To the extent the wafer foundries do not achieve acceptable manufacturing yields or they experience product shipment delays, the Company's financial condition or results of operations would be materially adversely affected. The Company's IC assembly process requires a sole source high-voltage molding compound that is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble the Company's products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially adversely affect yields and cost to manufacture. Good production yields are particularly important to the Company's business and financial results, including its ability to meet customers' demand for products and to maintain profitability. As the Company continues to increase its product output, there can be no assurance that the Company's foundries and assemblers will not experience a decrease in yields. Moreover, there can be no assurance that acceptable yields will be maintainable in the future.

   Risks of International Sales.   Sales to customers outside of the United
States represented 82% and 81% for the nine months ended September 30, 1998 and 1997, respectively. These sales involve a number of inherent risks, including imposition of government controls, currency exchange fluctuations, potential insolvency of international distributors and representatives, reduced protection for intellectual property rights in some countries, the impact of recessionary environments in economies outside the United States, political instability, generally longer receivables collection periods, tariffs and other trade barriers and restrictions, and the burdens of complying with a variety of foreign laws. Furthermore, because substantially all of the Company's foreign sales are denominated in U.S. dollars, increase in the value of the dollar would increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. The Company is exposed to additional risks to the extent that the products of its customers are subject to foreign currency or other international risks. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or operating results.

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

   Competition.   The high-voltage power supply industry is intensely
competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for the Company's products is cost effectiveness. The Company's products face competition from alternative technologies, primarily discrete switchers. The Company believes that at current pricing, the TOPSwitch families of products offer favorable cost performance benefits compared to discrete switchers in many high-volume applications. However, any significant erosion in the price of discrete components, such as high voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of the TOPSwitch products. Also, older alternative technologies to switchers are more cost-effective than switchers that use the Company's TOPSwitch products in certain power ranges for certain applications. In the Company's continuing efforts to enhance the cost effectiveness of its solutions in the lower power range for power supplies, it announced the TinySwitch family of ICs in September 1998. TinySwitch ICs are primarily targeted at the sub 10 watt power range and incorporate the Company's new EcoSmart technology which is designed to reduce energy leakage from power supplies. There can be no assurance that the Company will be successful in these efforts.

   In addition, the Company faces competition from MEC, which currently manufactures and sells its versions of the Company's TOPSwitch families of products under the right (exclusive during the term of the contract as to other Japanese companies, except OKI, and their subsidiaries) granted by the Company to manufacture and sell products using the Company's technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Beginning in April 1997, the Company agreed not to sell its products to new customers in Japan. The Company's TOPSwitch product families have also begun to meet additional competition from hybrid and single high-voltage ICs similar to TOPSwitch. These competing products are being developed or have been developed and are being produced by companies such as Motorola, STMicroelectronics, Samsung and Sanken. The Company expects competition to increase as Motorola, STMicroelectronics, Samsung, Sanken and possibly other companies develop and introduce new products.

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

   Motorola Litigation.   In July 1998, the Company filed a complaint for patent
infringement in the U.S. District Court, Northern District of California against its largest end user, Motorola. In August 1998, the Company voluntarily dismissed that complaint, and filed a new complaint in the U.S. District Court, District of Delaware, alleging that Motorola has infringed and continues to infringe on two of the Company's circuit patents. The Company seeks, among other things, an order enjoining Motorola from infringing on the Company's patents and an award for damages resulting from the alleged infringement. In October 1998, Motorola asserted various counterclaims against the Company alleging that the Company is infringing on certain of Motorola's patents. The Company believes that Motorola's counterclaims are without merit and intends to vigorously defend itself against such claims.

   Litigation may be necessary to resolve the claims asserted by the Company against Motorola, and any claims which Motorola may assert in the future against the Company, and to defend, enforce and protect the Company's intellectual property rights. There can be no assurance that the Company will prevail in any litigation with Motorola, or any other party. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any litigation between the Company and Motorola could delay the Company's ability to have its products incorporated into a customer's products at the design stage. Delays in customers' decisions to use the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in any litigation could result in the loss of certain of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing and selling certain of its products or licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Year 2000 Compliance.   The Company is aware of the issues associated with
the programming code in existing computer systems and software products as the year 2000 approaches. Computer programs that are written using two digits rather than four digits to define the applicable year, may have date-sensitive software and, for instance, may recognize a date using 00 as the year 1900 rather than the year 2000 ("Date Code Dependency"). Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is in the process of defining costs, issues and uncertainties associated with making the Company's internal-use software applications compliant with the Year 2000. In general, the Company expects to resolve the Year 2000 issues through planned replacement upgrades of its software applications.

   The Company has evaluated the functionality of its products with respect to Year 2000 Date Code Dependencies and has determined that its products have no Date Code Dependencies. The Company's ICs are installed by third party manufacturers in their products. Accordingly, if any of those products have Date Code Dependencies, there could be unforeseen Year 2000 compliance problems with some of the Company's customers products, which could result in such customers ordering less products from the Company. Any such decrease in customers' orders would have a material adverse effect on the Company's operating results and financial condition. In addition, some of the Company's customers may experience Date Code Dependency problems that result in disruption of their internal operations, which could delay their purchases of the Company's products, and result in a material adverse effect on the Company's operating results and financial condition.

   The Company also is subject to risks to the extent that suppliers of products, services and systems to the Company have business systems or products that have Date Code Dependencies. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that suppliers are not Year 2000 compliant, the Company will seek to qualify alternative sources of supplies. In the event the Company's current suppliers are not Year 2000 compliant, or the Company is unable to qualify in a timely manner suppliers that are Year 2000 compliant, the Company's results of operations and financial condition could be materially adversely affected. Additionally, litigation may arise from situations in which the Company has minimum purchase commitment contracts with suppliers that are not Year 2000 compliant. If any such third party suppliers are unable to provide the Company with products, services or systems that meet Year 2000 requirements in a timely manner, the Company's operating results and financial condition could be materially adversely affected.

   Management does not expect the Year 2000 issues to have a material impact on the Company's business or future results of operations. Management also believes that the total costs to become Year 2000 compliant will be immaterial to the Company's financial condition or results of operations. However, if the planned replacement upgrades to its software applications are not made, or are not completed on a timely basis, the Year 2000 issues could have a material impact on the operations of the Company. The Company currently expects that its internal-use software applications will be Year 2000 compliant by no later than June 1999, before any Date Code Dependencies within the Company's internal systems would have a material adverse impact on the Company's operations. The cost of the project and the date on which the Company believes it will complete the Year 2000 upgrades are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

   Year 2000 compliance is an issue for virtually all businesses, whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems spending to fund such upgrades and modifications and divert spending away from ICs for use in AC to DC power conversion. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results and financial condition.

   Possible Volatility of Stock.   The stock market has from time to time
experienced significant price and volume fluctuations which have particularly affected the market prices of the stock of high technology companies, and which may be unrelated to the operating performance of particular companies. Since its initial public offering in December 1997, the market price of the Company's common stock has ranged from a high of $18.50 to a low of $7.75 per share. Factors such as technology and product announcements by the Company or by competitors, disputes relating to patents and proprietary rights, and failures or delays in the Company's development program may have a significant effect on the market price of the Company's common stock.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   In July 1998, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California against its largest end user, Motorola. In August 1998, the Company voluntarily dismissed that complaint, and filed a new complaint in the U.S. District Court, District of Delaware, alleging that Motorola has infringed and continues to infringe on two of the Company's circuit patents. The Company seeks, among other things, an order enjoining Motorola from infringing on the Company's patents and an award for damages resulting from the alleged infringement. In October 1998, Motorola asserted various counterclaims against the Company alleging that the Company is infringing on certain of Motorola's patents. The Company believes that Motorola's counterclaims are without merit and intends to vigorously defend itself against such claims.

   Litigation may be necessary to resolve the claims asserted by the Company against Motorola, and any claims which Motorola may assert in the future against the Company, and to defend, enforce and protect the Company's intellectual property rights. There can be no assurance that the Company will prevail in any litigation with Motorola, or any other party. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any litigation between the Company and Motorola could delay the Company's ability to have its products incorporated into a customer's products at the design stage. Delays in customers' decisions to use the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in any litigation could result in the loss of certain of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing and selling certain of its products or licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits.

            The following exhibits are attached hereto and filed herewith:

            10.21* Wafer Supply Agreement  between the Company and OKI, dated
                   October 1, 1998.

            10.22 Master Equipment Lease Agreement between the Company and Metlife Capital Limited Partnership, dated July 31, 1998.

            27.1   Financial Data Schedule.

               * This Exhibit has been filed separately with the Commission pursuant to an application for confidential teatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

      b. Reports on Form 8-K.

         None.

                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                  POWER INTEGRATIONS, INC.


                                            /s/   ROBERT G. STAPLES
Dated:   November 10, 1998        By: ____________________________________
                                               Robert G. Staples
                                           Chief Financial Officer