Form 10-K
period 1998-12-31
POWER INTEGRATIONS INC
filed 1999-03-16
CIK 833640

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 _____________
                                   FORM 10-K
(MarK One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998
                                       or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                        Commission File Number 0-23441

                                 _____________
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

                                 _____________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES [X]      NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of registrant's voting and non-voting common equity held by nonaffiliates of registrant, based upon the closing sale price of the common stock on February 26, 1999, as reported on the Nasdaq National Market, was approximately $241,292,267. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $.001 par value, as of February 26, 1999: 12,747,252

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for registrant's 1999 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report.

================================================================================

                                    PART I

     This report includes a number of forward-looking statements. Such statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from what we say in this report. These factors include, but are not limited to, our ability to maintain and establish strategic partnerships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; and our limited financial resources. We more fully discuss these and other risk factors in "Item 7--Management's Discussion and Analysis of Financial Condition and Operating results--Risk Factors" and elsewhere in this report.

ITEM 1.  BUSINESS

OVERVIEW

     We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, commonly referred to as ICs, for use in alternating current to direct current (AC to DC) power conversion. We have targeted high-volume power supply markets. Our primary markets include:

     .    the cellular telephone market;

     .    the personal computer market; and

     .    various consumer and industrial electronics markets.

     Our ICs cost-effectively bring the benefits of high levels of integration to AC to DC switching supplies. We believe that the products in our TOPSwitch family of high-voltage ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced TOPSwitch II, an enhanced family of our ICs, in April 1997 and TinySwitch, a family of more energy-efficient power conversion ICs, in September 1998.

INDUSTRY BACKGROUND

     Virtually every electronic device that plugs into a wall socket requires some type of power supply. These power supplies convert incoming high-voltage, alternating current, or AC, provided by electric utilities into low-voltage direct current, or DC, that can be used by electronic devices. Additionally, rechargeable, portable products, such as cellular phones and laptop computers, also need an AC to DC power supply to recharge their batteries.

     Historically, AC to DC power supplies have used large, inefficient transformers which operate at low frequencies to transform high-voltage current to low-voltage current. In the 1970s, the invention of high-voltage discrete semiconductors enabled the development of a new generation of AC to DC power supplies. These new AC to DC "switching" power supplies, also known as switchers, used a high-voltage discrete semiconductor along with other components to generate high frequency pulses of power enabling the use of smaller, more efficient transformers to lower the voltage. Although these discrete switchers offered advantages over older technologies, over the years they have not kept pace with the technological advances made in the electronic devices they power.

     Recent market trends in electronics have created new requirements for power supplies. The proliferation of portable electronic devices, particularly in wireless communications such as cellular phones and mobile computing, has created a global market where consumers demand that new generations of electronic devices become smaller and lighter. This expectation of increasingly compact systems has driven end user demand for smaller, lighter power supplies. Another major trend affecting power supplies is the increased awareness of the financial and environmental costs of excess energy consumption. Growing environmental concerns have resulted in government guidelines, such as the voluntary "Energy Star" rating in the United States, as well as in many foreign countries, which encourage the use of more energy efficient electronic devices from home appliances to personal computers. In addition, manufacturers are aggressively seeking to reduce manufacturing costs and time-to-market by decreasing component count and simplifying system design.

     As the pressures from these market forces have increased, the limitations of discrete switchers have become more pronounced. Discrete switchers require numerous components which limit the power supply designers' ability to reduce the size, increase the functionality and improve the efficiency of switchers while at the same time meeting stringent market cost and energy efficiency requirements. In addition, discrete switchers involve a high level of system complexity, which limits the scalability of designs and increases time-to-market and development risks for new products.

     Despite these shortcomings, discrete switchers remain in widespread use in the large market for high-voltage switchers within the 0.5 to 150-watt power range. This market includes switchers for cellular phone chargers, personal computers, televisions, VCRs, cable and direct broadcast satellite decoder boxes and many other consumer and industrial electronic devices. Attempts to address the shortcomings of discrete switchers by replacing discrete switchers with integrated switchers through the use of high-voltage analog ICs did not achieve widespread acceptance in the marketplace because they were not cost-effective. Consequently, we believe that a substantial market opportunity exists for high-voltage ICs that are cost effective, and combine the benefits of integration that existing solutions lack.

OUR HIGHLY INTEGRATED SOLUTION

     We have developed a family of high-voltage ICs, which we believe are the first highly integrated power conversion ICs to achieve widespread market acceptance. Since introducing our TOPSwitch products in 1994, we have shipped approximately 175 million TOPSwitch ICs, 89 million of which were shipped in 1998 alone. These patented ICs achieve a high level of system integration by combining a number of electronic components into a single IC. Our TOPSwitch products enable many power supplies in the 0.5 to 150-watt power range to have a total cost equal to or lower than discrete switchers. Our TOPSwitch products offer the following key benefits to power supplies:

     .    Fewer Components, Reduced Size and Enhanced Functionality

          Our highly integrated TOPSwitch ICs enable the design and production of cost-effective switchers that use up to 50% fewer components and have enhanced functionality compared to discrete-based solutions. For example, our ICs provide thermal and short circuit protection without increasing system cost while discrete switchers must add additional components and cost to provide these functions.

     .    Improved Efficiency

          Our integrated circuit also improves electrical efficiency, which reduces power consumption and excess heat generation. Our patented low-loss, high-voltage device, combined with its control circuitry, improves overall electrical efficiency during both full operation and stand-by mode.

     .    Reduced Time-to-Market

          Our integrated circuit makes power supply design simpler and once customers have created designs using our ICs, they can apply that design to new products, resulting in a shorter time-to-market and reduced product development risk.

        .   Wide Power Range and Scalability

            Products in our current TOPSwitch families can address a power range of 0.5 to 150 watts. The scalable architecture of these ICs allows switcher designers to adapt their existing TOPSwitch-based designs to a wide range of products to address many different power supply markets.

STRATEGY

     Our objective is to be the leading provider of high-voltage power conversion ICs. We intend to pursue the following strategies to accelerate adoption of our products:

        .   Target High-Volume Markets

            Because of our products' scalability and ability to address a wide power range, a small number of products address a wide variety of customer needs, allowing us to take advantage of economies of scale and making us more competitive.

        .   Focus on Markets that Can Derive Significant Benefits from
            Integration

            We are initially focusing our efforts on those markets that are particularly sensitive to size, portability, energy efficiency and time to market issues. We achieved early success in the cellular phone fast charger market, as cellular phone customers demanded more portable travel chargers instead of stand-alone desktop chargers. We have also achieved some success in the desktop PC market due to the market's recent demand for stand-by power capability. As other markets emerge as significant opportunities for our TOPSwitch products, we intend to focus our resources on the development and penetration of those markets.

        .   Deliver Systems Solution and Provide Applications Expertise

            To help potential customers decide to purchase our TOPSwitch products, we offer comprehensive application design support. We provide extensive application notes and production-ready reference design boards. We also provide application-engineering support out of our headquarters and through field application engineering labs located in England, India, Japan, Korea, Singapore and Taiwan. We have committed substantial resources to system support by dedicating approximately 15% of our workforce to applications engineering. We believe our power supply systems expertise and investment in field applications engineering provide us significant competitive advantages.

        .   Extend Technological Leadership in High-Voltage Analog ICs

            Our proprietary device structures and fabrication processes as well as analog circuit designs have resulted in 22 U.S. patents and 33 foreign patents. These patents, in combination with our other intellectual property, form the basis of our TOPSwitch product families. We recently introduced an enhanced TOPSwitch product family that provides improved power capability and system cost advantages while preserving the design simplicity of our original TOPSwitch products. We continue to improve our device structures, wafer fabrication processes and analog circuit designs and seek to obtain additional patents to protect our intellectual property.

        .   Leverage Patented Technology in Strategic Partnerships

            We have established relationships with Matsushita Electronics Corporation, and with OKI Electric Industry in order to take advantage of these companies' high volume manufacturing resources, achieve broader market penetration and in the case of Matsushita generate royalty revenues. Our wafer manufacturing relationships with Matsushita and OKI enable us to focus on fundamental high-voltage silicon technology, product design and marketing while minimizing fixed costs and capital expenditures. Matsushita also has licensed the right to manufacture our products for sale in certain geographic regions and for use in its own products.

PRODUCTS

     Below is a brief description of our products:

        .   The TOPSwitch Product Families

            Our TOPSwitch high-voltage analog IC products are able to meet the power conversion needs of a wide range of applications within high volume markets. Sales of TOPSwitch products accounted for 93% and 95% of our net revenues in 1997 and 1998, respectively.

               *    TOPSwitch

                    The TOPSwitch family consists of 13 products, the first of which was introduced in 1994. The key benefits of the TOPSwitch family compared to discrete switchers include fewer components, reduced size, enhanced functionality and lower cost in many applications. Our TOPSwitch products integrate a PWM controller, a high-voltage MOSFET and a number of other electronic components into a single 3-pin IC. These products are produced in two high-voltage versions--a 350-volt version for the 115VAC-switcher markets, including the United States and Japan, and a 700-volt version for the 230VAC-switcher markets, including Europe.

               *    TOPSwitch II

                    The TOPSwitch II family currently consists of 11 products, the first of which was introduced in April 1997. The TOPSwitch II products further lower the switcher costs by improving the performance of TOPSwitch and addressing low power applications. The TOPSwitch II family uses the same proprietary architecture as the original TOPSwitch family, enabling switcher designers experienced with TOPSwitch to take advantage of the TOPSwitch II benefits without implementing a new architecture.

               *    TinySwitch

                    The TinySwitch family currently consists of 5 products, the first of which was introduced in September 1998. The TinySwitch family of high voltage ICs is the first of our new generation chips based on our new EcoSmart technology. We developed our EcoSmart technology to enable a new class of light, compact, energy-efficient power supplies to address the growing global demand to reduce energy waste in a wide range of electronic products. The TinySwitch product line topology was specifically designed to address low power applications (less than 10 watts).

        .   Other Products

            Our products also include our SMP family, our INT family and a limited number of custom products. Sales of these products accounted for 7% and 5% of our net revenues in 1997 and 1998, respectively. We expect revenue from these products to continue to decline as a percentage of net revenues.

               *    SMP

                    The SMP family is the original line of power conversion products, which we developed for the AC to DC power supply market. These products are used in applications where switcher designers are willing to pay a premium price for additional features such as variable frequency.

               *    INT

                    The INT products are interface drivers for motor control applications, which utilize our high-voltage process technology.

               *    Custom Products

                    We also manufacture a limited number of custom products, including a hook switch for telephones.

MARKETS AND CUSTOMERS

     Our strategy is to target high-volume power supply markets and to initially focus on markets that can benefit the most from our highly integrated power conversion ICs. The following chart shows representative customers, who in some cases are also end users of our products in power supplies in several major market segments.

           MARKET SEGMENT                                   CUSTOMERS
------------------------------------------------  ------------------------------
        .  Cellular Phones

               Battery Chargers                   ICC, Motorola and its
                                                  subsidiaries, Nokia, Phihong
                                                  Enterprises, Samsung
                                                  Electronics

        .  Desktop Computers

               Stand-by Power                     Acbel (API), Astec, Compac,
                                                  Delta Electronics, Hipro,
                                                  Intertek, Liteon, Minebia,
                                                  Magnetek, SPI

        .  Cable and Direct Broadcast
           Satellite

               Set-top Decoders                   Acbel (API), Amstrad, General
                                                  Instruments, Grundig, Hughes,
                                                  Nokia, Pace, Scientific
                                                  Atlanta

        .  PC Peripherals

               Multi-media Monitor & Audio        Logitech, Lucky Goldstar, Sony
               Universal Serial Bus               Nokia, Philips, Samsung, Sony
               Removable Mass Storage             Anam Instr. (End User:
                                                  Iomega), Electronique D2,
                                                  Imation

        .  Consumer

               TV                                 Philips, Samsung, Sony,
                                                  Tatung, Vestel, Zenith
               VCR                                Daewoo, Sony
               DVD                                Sony, General Instruments

        .  Industrial

               Utility Meters                     Landis & Gyr, MTC,
                                                  Schlumberger, Siemens
               Uninterrupted Power Supply         APC, Exide Electronics, HTM

Description of Our Primary Markets

        .    Cellular Phone Chargers

             In the cellular phone market, size, portability and more recently, energy efficiency are key market drivers for these products. We believe a substantial market opportunity exists for small, energy efficient power supplies for battery chargers. We estimate the total available annual market for cell phone chargers was approximately 170 million units in 1998.

        .    Desktop Computer Standby Power Supplies

             Desktop computers use energy while idle and turned on to wait for communication functions such as receiving a fax. As the level of communication functions performed by the computer increases, the computer's power consumption during idle is becoming a significant cost for both users and the economy. Therefore, computer manufacturers and governmental authorities are promoting the use of stand-by power features in new PCs to reduce the PCs' power consumption when idle. Our TOPSwitch products are currently being used in computers to reduce the power consumed when idle and meet the market demand for more energy-efficient computers. We estimate that the annual market for standby power supplies for desktop PCs was approximately 60 million units in 1998.

        .    Other Markets

             Although we currently focus on the above key markets, we also sell products into a wide variety of other markets, which include PC peripherals, televisions, VCRs, industrial meters and kitchen appliances. As these and other markets emerge as significant opportunities for our TOPSwitch products, we intend to focus our resources on the development and penetration of these markets.

SALES, DISTRIBUTION AND MARKETING

     We sell our products to OEMs and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors. We use sales representatives throughout Asia and Europe. Our international sales representatives also act as distributors. In the United States, we use one national distributor and a number of regional sales representatives. We have sales offices in Marietta, Georgia and Laguna Beach, California, as well as in England, India, Korea and Taiwan. For 1998, direct sales to OEMs and merchant power supply manufacturers represented approximately 50 percent of our net revenues while sales through distributors accounted for the remaining 50 percent. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and the sales representatives and distributors can discontinue marketing any of our products at any time.

     Our products are generally incorporated into a customer's power supply at the design stage. Our sales and marketing efforts are focused on facilitating the customer's use of our products in the design of new power supplies for specific applications. An important competitive factor in determining whether a customer decides to use our products in its designs is our commitment to provide comprehensive application design support. We publish comprehensive databooks and design guides and provide to our current and prospective customers extensive application notes and production-ready reference design boards. In addition, we provide application-engineering support out of our headquarters, and our field application engineering labs provide local resources to support customers in key geographies. We focus particular efforts on building relationships with, and providing support to, industry-leading OEMs and merchant power supply manufacturers. We have committed substantial resources to system support by dedicating approximately 15% of our workforce to applications engineering.

     Our end user base is highly concentrated, and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of our revenue in 1997 and 1998. Motorola is presently our largest end user. Although the exact dollar amounts and percentages of sales to

Motorola are difficult to ascertain because most of such sales occur through distributors or indirectly through sales to merchant power supply manufacturers which, in turn, sell power supplies to Motorola, we estimate that direct and indirect sales to Motorola accounted for approximately 14% of our net revenues for 1998. We estimate that our top ten customers, including distributors which resell to Motorola and other large OEMs and merchant power supply manufacturers, accounted for 64%, 67% and 67% of our net revenues for 1996, 1997 and 1998, respectively. For 1996, no individual customer accounted for more than 10% of our net revenues. For 1997, Maxisum (Insight), a distributor, and Phihong Enterprise, a merchant, accounted for 21% and 15% of our net revenues, respectively. For 1998, Maxisum (Insight) and Synnex Technologies, a distributor, accounted for 22% and 13% of our net revenues, respectively. No other customers accounted for more than 10% of net revenues during 1997 and 1998. In 1996, 1997 and 1998, international sales comprised 72%, 81% and 83%, respectively, of our net revenues.

     Sales of our products are generally made pursuant to standard purchase orders, which are frequently revised to reflect changes in the customer's requirements. Product deliveries are scheduled upon our receipt of purchase orders. Generally, these orders allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, we believe that purchase orders received, while useful for scheduling production, are not necessarily reliable indicators of future revenues.

     In the Japanese market, we have a license agreement with Matsushita under which Matsushita sells its versions of our products. While we continue to sell products to our existing Japanese customers, in April 1997, we agreed not to pursue new business in Japan until after June 2000. We believe that this arrangement will better meet our market penetration and financial objectives in Japan. We support Matsushita's sales efforts and our existing Japanese customers through our office in Japan.

TECHNOLOGY

        .    High-Voltage Transistor Structure and Process Technology

             We have developed a proprietary high-voltage, power IC technology, which uses our MOS transistor structure and proprietary process and has resulted in 7 U.S. patents. The technology enables us to integrate cost effectively on the same monolithic IC, high-voltage n-channel transistors with industry standard CMOS and bipolar components. The IC device structure and the wafer fabrication process both contribute to the cost effectiveness of our high-voltage technology. The device structure results in a transistor conduction capability that is significantly higher than that of competing technologies. The IC device structure can be implemented on low cost silicon wafers using a 3 micron CMOS process when combined with our proprietary implant process step.

        .    IC Design and System Technology

             Our proprietary IC designs combine complex control circuits and high-voltage transistors on the same monolithic IC and have resulted in 15 U.S. patents. Our IC design technology takes advantage of our high-voltage process to minimize the die size of both the high-voltage device and control circuits and improve the performance of our ICs versus alternative integration technologies. The combination of our IC design technology and our system level expertise in switchers has enabled us to develop the highly integrated TOPSwitch ICs and scalable architecture for integrated switchers.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on improving our high-voltage device structures, wafer fabrication processes, analog circuit designs and system level architecture. By these efforts, we seek to further reduce the costs of our products, and improve the cost effectiveness and enhance the functionality of our customers' power supplies. We have assembled a multidisciplined team of highly skilled engineers to meet our research and development goals. These engineers bring expertise in high-voltage structure and process technology, analog design and power supply systems architecture.

     In 1996, 1997 and 1998, we spent $3.5 million, $5.3 million and $7.2 million, respectively, on research and development efforts. We expect to continue to invest substantial funds in research and development activities. The development of high-voltage analog ICs is highly complex. We cannot guarantee that we will develop and introduce new products in a timely and cost-effective manner or that our development efforts will successfully permit our products to meet changing market demands.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. We hold 22 U.S. patents and have generally filed for or received foreign patent protection on these patents resulting in 33 foreign patents and 15 foreign patent applications. The U.S. patents have expiration dates ranging from 2006 to 2016. Seven of the U.S. patents are related to the device structure of the high-voltage transistor, 10 are circuit patents that have been used in our products and 3 are circuit patents that provide the foundation for our TOPSwitch products. Two of the U.S. patents cover specific system applications using TOPSwitch. We are currently pursuing additional U.S. patent applications relating to improvements and extensions of our products. We cannot guarantee that our pending United States or foreign patent applications or any future United States or foreign patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, we cannot guarantee that others will not independently develop similar or competing technology or design around any of our patents. We also hold nine trademarks, five in the U.S., two in California and two in Japan.

     We regard as proprietary certain equipment, processes, information and knowledge that we have developed and used in the design and manufacture of our products. Our trade secrets include a proprietary high volume production process that produces our patented high-voltage ICs. We attempt to protect our trade secrets and other proprietary information through non-disclosure agreements, proprietary information agreements with employees and consultants and other security measures. Despite these efforts, we cannot guarantee that others will not gain access to our trade secrets, or that we can meaningfully protect our intellectual property. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, we cannot assure that such measures will be completely successful.

     We have granted a perpetual non-transferable license to Matsushita to use our semiconductor patents and other intellectual property for our current high-voltage technology, including our TOPSwitch technology, and improvements on the existing technology to manufacture and design products for internal use and for sale or other distribution to Japanese companies and to subsidiaries of Japanese companies in Asia. To the extent products are not based on the TOPSwitch technology, Matsushita may make sales or other distribution to Asian companies in Asia. Matsushita has granted us perpetual cross licenses to the technology developed by them under their license rights. We have agreed not to license the technology licensed to Matsushita to other Japanese companies or their subsidiaries prior to June 2000. We have also agreed not to sell our products in Japan to new customers. In exchange for its license rights, Matsushita has paid and will continue to pay to us licensing fees for a fixed period and has paid or will pay royalties on products using the licensed technology during fixed periods. In April 1997, we amended our license agreement with Matsushita to explicitly include high-voltage device technology being developed by us in return for an improved royalty structure from Matsushita.

     We have also granted a perpetual, non-transferable license to AT&T Microelectronics to use certain of our IC processes and device technologies in the products AT&T sells. In addition, pursuant to an agreement with MagneTek, Inc., we have granted MagneTek an exclusive, perpetual royalty-free license to manufacture lighting products that incorporate certain of our technology.

     In July 1998, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against our largest end user, Motorola. In August 1998, we voluntarily dismissed the complaint, and filed a new complaint in the U.S. District Court, District of Delaware, alleging that Motorola has infringed and continues to infringe on two of our circuit patents. We seek, among other things, an order enjoining Motorola from infringing on our patents and an award for damages resulting from the alleged infringement. In October

1998, Motorola asserted various counterclaims against us alleging that we are infringing on certain of Motorola's patents. We believe that Motorola's counterclaims are without merit and intend to vigorously defend ourselves against these claims. Litigation may be necessary to resolve the claims we have asserted against Motorola and to resolve the claims Motorola has asserted against us. There can be no assurance that we would prevail in any future litigation. Any litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which would have a material adverse effect on our business, financial condition and operating results. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results. Moreover, the laws of certain foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of our intellectual property.

MANUFACTURING

     We contract with Matsushita and OKI to manufacture our wafers in foundries located in Japan. Our semiconductor products are assembled and packaged by independent subcontractors in China, Malaysia and the Philippines. We perform testing, finishing and shipping at our facility in Sunnyvale, California. This fabless manufacturing model enables us to focus on our engineering and design strengths, minimize fixed costs on capital expenditures, and still have access to high-volume manufacturing capacity. Our products do not require leading edge process geometries for them to be cost-effective, and thus we can use Matsushita's and OKI's older, low-cost facilities for wafer manufacturing. We use a proprietary and sensitive implant process and must interact closely with Matsushita and OKI to achieve satisfactory yields. Although we generally utilize standard IC packages for assembly, some materials and aspects of assembly are specific to our products. We require our manufacturers to use a high-voltage molding compound available from only one supplier, that is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. As a result we must be involved with our contractors on an active engineering basis to maintain and improve the process. We have developed process monitoring equipment to support this effort and must provide adequate engineering resources to provide similar support in the future.

     Our wafer supply agreements with Matsushita and OKI expire in June 2000 and September 2003, respectively. Under the terms of our agreement with Matsushita, we establish minimum annual and monthly purchase and sale commitments annually with the mutual agreement of Matsushita. We also establish pricing by good faith agreement, subject to our right to most favored pricing. Under the terms of the OKI agreement, OKI has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices. Our agreements with both Matsushita and OKI provide for the purchase of wafers in Japanese yen.

     We cannot assure you that we will be able to reach an agreement with Matsushita to extend the term of its wafer supply agreement. Failure to reach, in a timely fashion, an extension of our agreement with Matsushita or to enter into an arrangement with another manufacturer could result in material disruptions in supply. Certain contractual provisions limit the conditions under which we can enter into such arrangements with other Japanese manufacturers or their subsidiaries during the term of the agreement with Matsushita. In the event of a supply disruption with OKI or Matsushita, and we were unable to quickly qualify alternative manufacturing sources for existing or new products or if such sources were unable to produce wafers with acceptable manufacturing yields, our business, financial condition and operating results would be materially adversely affected.

     We typically receive shipments from Matsushita or OKI in approximately 8 to 10 weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers from Matsushita and OKI 4 to 6 weeks before the desired ship date to our customers. As a result of these factors and the fact that customers' orders can be made with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. This could cause us to have an excess or a shortage of inventory of a particular product. From time to time in the past we have been unable to fully satisfy customer requests as a result of these factors. Any significant disruptions in deliveries would materially adversely affect our business and operating results. We carry a substantial amount of inventory of tested wafers to help offset these factors to better serve our markets and meet customer demand.

COMPETITION

     The high-voltage power supply industry is intensely competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for our products is cost effectiveness. Our products face competition from alternative technologies, including traditional linear transformers and discrete switcher power supplies. We believe that at current pricing, our families of high-voltage power conversion ICs offer favorable cost-performance benefits compared to linear and discrete switcher supplies in many high-volume applications. However, there has been sizeable over capacity of discrete components, which resulted in significant price erosion for these products during 1998. A continuation of the price decline of discrete components, such as high-voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of the TOPSwitch products. Also older alternative technologies like linear transformers are more cost-effective than discrete switchers and integrated switchers that use our ICs in certain power ranges for certain applications. If power requirements for certain applications in which our products are currently utilized, such as battery chargers for cellular telephones, drop below certain power levels, these older alternative technologies can be used more cost effectively than switchers. Our newly introduced TinySwitch IC family was specifically designed to enhance the cost effectiveness of our integrated switcher solutions in the low power range. However, we cannot guarantee that our efforts in this area will be successful.

     Recently, our TOPSwitch product families have begun to meet increased competition from hybrid and single high-voltage ICs similar to TOPSwitch. These competing products are being developed or have been developed and are being produced by companies such as Motorola, STMicroelectronics, Samsung and Sanken Electric Company. We expect competition to increase as companies like these see the success we have had in converting older technologies to the integrated solutions enabled by our product offerings. To the extent these competitors' products are more cost effective than our products, our business, financial condition and operating results could be materially adversely affected. Many of our emerging competitors, including Motorola, STMicroelectronics, Samsung and Sanken, have significantly greater financial, technical, manufacturing and marketing resources than do we. In the context of a market where a high-voltage IC is designed into a customer's product and the provider of such ICs is therefore the sole source of the IC for that product, greater manufacturing resources may be a significant factor in the customer's choice of the IC because of the customer's perception of greater certainty in its source of supply.

     Our ability to compete in our target markets also depends on such factors as:

     . timing and success of new product introductions by us and our competitors;

     . the pace at which our customers incorporate our products into their end user products;

     . availability of wafer fabrication and finished good manufacturing capability;

     .    availability of adequate sources of raw materials;

     . protection of our products by effective utilization of intellectual property laws; and

     .    general economic conditions.

     We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. Our failure to compete successfully in the high-voltage power supply business would materially adversely affect our business, financial condition and operating results.

EMPLOYEES

     As of December 31, 1998, we employed 178 full time personnel, consisting of 78 in manufacturing, 41 in research and development, 47 in sales and marketing and 12 in finance and administration.

EXECUTIVE OFFICERS OF POWER INTEGRATIONS

     As of February 26, 1999, our executive officers, which are elected by and serve at the discretion of the board of directors, were as follows:

                 NAME                                   POSITION WITH POWER INTEGRATIONS                      AGE
--------------------------------------  -----------------------------------------------------------------  --------
Howard F. Earhart                       President, Chief Executive Officer and Director                        59

Balu Balakrishnan                       Vice President, Engineering and New Business Development               44

Joyce Engberg                           Vice President, Information Technology                                 49

Clements Edward Pausa                   Vice President, Operations                                             68

Vladimir Rumennik                       Vice President, Technology Development                                 53

Daniel M. Selleck                       Vice President, Worldwide Sales                                        52

Robert G. Staples                       Chief Financial Officer, Vice President, Finance and                   51
                                        Administration and Secretary

Clifford J. Walker                      Vice President, Corporate Development                                  47

Dr. Edward C. Ross(1)(2)                Chairman of the Board of Directors                                     57

Dr. William Davidow(1)                  Director                                                               63

E. Floyd Kvamme(1)(2)                   Director                                                               61

Steven J. Sharp                         Director                                                               57

_____________

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

     Howard F. Earhart has served as our President, Chief Executive Officer and as a Director since January 1995. From 1990 to 1995 Mr. Earhart served as an interim Chief Executive Officer for various high technology companies including those discussed below. From July 1994 to March 1995, Mr. Earhart served as Chief Executive Officer of Co-Active Computing, a personal computer peer-to-peer network adapter company. From July 1994 to January 1995, Mr. Earhart served as Chief Executive Officer of Reach Software, a software company. From December 1993 to April 1994, Mr. Earhart served as Chief Executive Officer of Quorum Software, a software company. From August 1993 to September 1994, Mr. Earhart served as acting Chief Executive Officer of Digital-F/X, a hardware and software company. From September 1992 to April 1993, Mr. Earhart served as an advisor to the Chief Executive Officer of Raster Graphics, an electrostatic plotter company. Mr. Earhart also served as President of the Consumer Products Group of Memorex Corporation.

     Balu Balakrishnan has served as our Vice President, Engineering and New Business Development since September 1997. From September 1994 to September 1997, Mr. Balakrishnan served as our Vice President, Engineering and Marketing. Mr. Balakrishnan served as Vice President, Design Engineering from April 1989 to September 1994.

     Joyce Engberg has served as our Vice President, Information Technology since February 1999. From January 1996 to January 1999, Ms. Engberg served as Chief Information Officer of Spectrian, a manufacturer of RF power amplifiers. From January 1993 to January 1996, Ms. Engberg served as Director of Technical Services of Consilium, a software company.

     Clements Edward Pausa has served as our Vice President, Operations since June 1997. From October 1994 to June 1997, Mr. Pausa served as a Vice President of Alphatec Group, a semiconductor manufacturing services company. From October 1990 to June 1997, Mr. Pausa served as a director of consulting at Coopers & Lybrand LLP. Mr. Pausa has served as a director of Coopers & Lybrand LLP, since October 1990.

     Vladimir Rumennik has served as our Vice President, Technology Development since April 1991. From February 1990 to March 1991, Mr. Rumennik was our Director of Technology Development. Prior to January 1990, Mr. Rumennik was a manager at Signetics, a semiconductor company and a subsidiary of Philips Semiconductor.

     Daniel M. Selleck has served as our Vice President, Worldwide Sales since May 1993. From February 1984 to May 1993, Mr. Selleck held various sales management positions with Philips Semiconductor including European Regional Sales Manager and Western Area Sales Manager in the United States.

     Robert G. Staples has served as our Chief Financial Officer, Vice President, Finance and Administration and Secretary since June 1995. From October 1994 to June 1995, Mr. Staples served as Chief Financial Officer of MIS, a software development company. From October 1993 to October 1994, Mr. Staples served as Chief Financial Officer of Simtec Corporation, a semiconductor company. From April 1988 to October 1993, Mr. Staples served as Chief Financial Officer and Vice President, Finance and Administration of Codar Technology, a defense contracting company.

     Clifford J. Walker has served as our Vice President, Corporate Development since June 1995. From September 1994 to June 1995, Mr. Walker served as Vice President of Reach Software, a software company. From December 1993 to September 1994, Mr. Walker served as President of Morgan Walker, a consulting company. From July 1992 to December 1993, Mr. Walker served as Vice President of Extended Length Flex, a PCB company.

     Dr. Edward C. Ross has served as a member of the board of directors since January 1989 and has served as the Chairman of the Board of Directors since January 1995. From January 1989 to January 1995, Dr. Ross served as our President and Chief Executive Officer. From September 1995 to July 1998, Dr. Ross served as President, Technology and Manufacturing Group of Cirrus Logic, a semiconductor company. Dr. Ross has served as Senior Vice President and General Manager, Professional Services Group of Synopsys, Inc., an electronic design automation company, since July 1998.

     Dr. William Davidow has served as a member of the board of directors since its inception. Dr. Davidow has been a general partner of Mohr, Davidow Ventures, a venture capital company since 1985. Dr. Davidow also serves as a director of two public companies, Rambus Inc. and The Vantive Corporation.

     E. Floyd Kvamme has served as a member of the board of directors since September 1989. Mr. Kvamme has been a general partner of Kleiner Perkins Caufield & Byers, a venture capital company, since 1984. Mr. Kvamme also serves as a director of four public companies, TriQuint Semiconductor, Harmonic Lightwaves, Photon Dynamics and Prism Solutions.

     Steven J. Sharp is one of our founders and has served as a member of the board of directors since our inception. Mr. Sharp has served as President, Chief Executive Officer and Chairman of the Board of TriQuint since September 1991.

ITEM 2.   PROPERTIES.

     Our main executive, administrative, manufacturing and technical offices are located in a 30,000 square foot facility in Sunnyvale, California under a lease which expires in October 2003 with a conditional five-year option at fair market value to the year 2008. Our manufacturing operations at this facility consist of testing wafers and ICs. We are exploring the possibility of leasing additional space to accommodate near term and future requirements.

ITEM 3.   LEGAL PROCEEDINGS.

     In July 1998, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against our largest end user, Motorola. In August 1998, we voluntarily dismissed the complaint, and filed a new complaint in the U.S. District Court, District of Delaware, alleging that Motorola has infringed and continues to infringe on two of our circuit patents. We seek, among other things, an order enjoining Motorola from infringing on our patents and an award for damages resulting from the alleged infringement. In October 1998, Motorola asserted various counterclaims against us alleging that we are infringing on certain of Motorola's patents. We believe that Motorola's counterclaims are without merit and intend to vigorously defend ourselves against these claims.

     Litigation may be necessary to resolve the claims we have asserted against Motorola and to resolve the claims Motorola has asserted against us. There can be no assurance that we would prevail in any future litigation. Any litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which would have a material adverse effect on our business, financial condition and operating results. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results. Moreover, the laws of certain foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of our intellectual property.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR POWER INTEGRATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     We consummated our initial public offering, or "IPO," on December 12, 1997. Our common stock trades on the Nasdaq National Market under the symbol "POWI." As of February 26, 1999, there were approximately 172 stockholders of record. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the quarter indicated, the high and low sales price per share of our common stock as reported on the Nasdaq National Market:

                                                     PRICE RANGE
                                                  -----------------
        Year Ended December 31, 1998                HIGH      LOW
        ----------------------------              --------  -------
        Fourth quarter                            $27.125   $11.250
        Third quarter                             $13.563   $ 8.500
        Second quarter                            $14.375   $ 8.125
        First quarter                             $14.250   $ 9.375
        Year Ended December 31, 1997                HIGH      LOW
        ----------------------------              --------  -------
        Fourth quarter                            $ 9.375   $ 8.000

*We consummated our IPO on December 12, 1997.


     We have not paid any cash dividends on our capital stock. We currently intend to retain our earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                                                                               YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------------------------
                                                               1998        1997         1996         1995          1994
                                                             ---------  ----------   ----------   ----------   -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues:
     Product sales........................................     $68,206     $44,827      $23,324      $17,406      $ 5,027
     License fees and royalties...........................       1,802       1,162          619        1,009        2,099
                                                               -------     -------      -------      -------      -------
          Total net revenues..............................      70,008      45,989       23,943       18,415        7,126
                                                               -------     -------      -------      -------      -------
Cost of revenues..........................................      36,638      26,291       15,546       12,371        4,324
                                                               -------     -------      -------      -------      -------
Gross profit..............................................      33,370      19,698        8,397        6,044        2,802
                                                               -------     -------      -------      -------      -------
Operating expenses:
     Research and development.............................       7,231       5,253        3,519        2,044        2,366
     Sales and marketing..................................       8,468       6,417        3,905        2,744        2,098
     General and administrative...........................       3,641       2,053        1,558        1,619        1,061
                                                               -------     -------      -------      -------      -------
          Total operating expenses........................      19,340      13,723        8,982        6,407        5,525
                                                               -------     -------      -------      -------      -------
Income (loss) from operations.............................      14,030       5,975         (585)        (363)      (2,723)
Interest and other income (expense), net..................       1,248        (683)        (726)        (406)         (23)
                                                               -------     -------      -------      -------      -------
Income (loss) before provision for income taxes...........      15,278       5,292       (1,311)        (769)      (2,746)
                                                               -------     -------      -------      -------      -------
Provision for income taxes................................       2,600         530           30           34            6
                                                               -------     -------      -------      -------      -------
Net income (loss).........................................     $12,678     $ 4,762      $(1,341)     $  (803)     $(2,752)
                                                               =======     =======      =======      =======      =======
Earnings (loss) per share:
     Basic................................................     $  1.04     $  2.52      $ (1.57)     $ (1.37)     $ (7.67)
                                                               -------     -------      -------      -------      -------
     Diluted..............................................     $  0.96     $  0.51      $ (1.57)     $ (1.37)     $ (7.67)
                                                               =======     =======      =======      =======      =======
Shares used in per share calculation:
     Basic................................................      12,213       1,888          856          585          359
                                                               -------     -------      -------      -------      -------
     Diluted..............................................      13,226       9,339          856          585          359
                                                               =======     =======      =======      =======      =======
                                                                                    DECEMBER 31,
                                                            --------------------------------------------------------------
                                                               1998        1997         1996         1995          1994
                                                             ---------  ----------   ----------   ----------   -----------
                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments.........     $44,418     $29,008      $ 7,692      $ 3,800      $ 1,551
Working capital...........................................      42,988      30,131        9,769        7,435        2,580
Total assets..............................................      65,054      48,559       19,535       15,279        5,371
Long-term debt and capitalized lease obligations, net of
  current portion.........................................       1,963       2,435        5,499        2,219          508
Stockholders' equity......................................      47,364      33,327        9,098        9,512        3,306

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS.

     This Management's Discussion and Analysis of Financial Condition and Operating results includes a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Risk Factors" and elsewhere in this report that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

OVERVIEW

     We design, develop, manufacture and market proprietary, high-voltage, analog ICs for use in AC to DC power conversion primarily for the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer electronics markets. From our inception in March 1988 through 1993, we developed numerous standard and custom products incorporating high levels of features and functionality, each intended to address the needs of various markets. Although we succeeded in developing the core of our patented technology during this period, market penetration of our products was low because these products were not as cost-effective as alternative products. Limited product revenue and the high costs associated with developing and marketing numerous solutions to numerous target markets resulted in our being unprofitable.

     In 1993, we changed our strategy to focus on bringing cost-effective, integrated products to the high-voltage AC to DC power supply markets. As a result, in 1994, we completed development of TOPSwitch, the first in our family of cost effective, high voltage, power conversion ICs. The TOPSwitch family of products, with its proprietary integrated architecture, is designed to address with relatively few products broad applications in a number of high-volume, high-voltage AC to DC power supply markets. The initial target markets served by TOPSwitch are particularly sensitive to size, portability, energy efficiency and time-to-market. The TOPSwitch products and the solutions enabled by them are significantly lower in cost than our previous products and the solutions enabled by those products. Commercial shipments of TOPSwitch began in May 1994. Primarily as a result of the increasing sales of TOPSwitch products, our net revenues from product sales more than tripled between 1994 and 1995, increasing from $5.0 million to $17.4 million. Net revenues from product sales increased sequentially by 34% in 1996, 92% in 1997 and 52% in 1998.

     By focusing on the TOPSwitch family of products, we were able to more effectively utilize our resources and limit the growth of operating expenses in 1994 and 1995. Because of this and the growth in net revenues, operating expenses were reduced from 77.5% of net revenues in 1994 to 34.8% of net revenues in 1995. In response to increasing market acceptance of our TOPSwitch products and faster revenue growth in 1996, we accelerated our investment in research and development and sales and marketing, including technical customer support. As a result, operating expenses were $9.0 million in 1996, $13.7 million in 1997 and $19.3 million in 1998. We expect that operating expenses will continue to increase in absolute dollars, but will fluctuate as a percentage of net revenues, as we continue to add resources to research and development, sales and marketing and general and administrative activities.

     We have experienced increased net revenues in each of the last eight quarters when compared to the same quarters of the prior year, achieved a positive income from operations in each of those quarters, and achieved positive net income in each of the quarters since June 30, 1997. However, the prediction of future operating results is difficult. Our future operating results will depend on many factors, including:

        .    the volume and timing of orders received from customers;

        .    competitive pressures on selling prices;

        .    the volume and timing of orders placed by us with our foundries;

        .    the availability of raw materials;

        . fluctuations in manufacturing yields, whether resulting from the transition to new foundries or from other factors;

        . changes in product mix including the impact of new product introduction on existing products;

        . our ability to develop and bring to market new products and technologies on a timely basis;

        .    the introduction of products and technologies by our competitors;

        .    market acceptance of ours and our customers' products;

        . the timing of investments in research and development and sales and marketing;

        .    cyclical semiconductor industry conditions;

        . fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen;

        .    changes in the international business climate; and

        .    economic conditions generally.

     We cannot assure you that we will be able to sustain profitability on a quarterly or annual basis.

     We license certain technologies and grant limited product manufacturing and marketing rights to strategic partners in return for foundry relationships, license fees and product royalty arrangements. Prior to the introduction of TOPSwitch in 1994, our analog ICs generated limited product sales while license fees and prepaid royalties accounted for a significant percentage of our total revenues. In future periods, we expect license fees and royalties to consist primarily of royalties on products shipped by licensees incorporating licensed technology, and anticipate that license fees and royalties will account for a small percentage of net revenues. We do not expect significant prepaid license fees from future license agreements.

     A portion of our cost of revenues consists of the cost of wafers. The contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen. Changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations. From time to time, as our strategic partners close old production lines and move to new fabrication facilities, we must absorb a portion of the costs of physically moving the manufacturing of our products to new production lines, including the costs of installation of new process technologies.

     Product revenues consist of sales to OEMs and merchant power supply manufacturers and to distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. At that time, we provide for estimated sales returns and other allowances related to those sales. Approximately half of our sales are made to distributors under terms allowing certain rights of return and price protection for our products held in the distributors' inventories. Therefore, we defer recognition of revenue and the proportionate cost of revenues derived from sales to distributors until such distributors resell our products to their customers. The gross profit deferred as a result of this policy is reflected as "deferred income on sales to distributors" on our consolidated balance sheet. See note 2 of notes to consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                                                           PERCENTAGE OF
                                                                                        TOTAL NET REVENUES
                                                                                      YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                  1998         1997         1996
                                                                               -----------  -----------  -----------
Net revenues:
     Product sales...........................................................        97.4%        97.5%        97.4%
     License fees and royalties..............................................         2.6          2.5          2.6
                                                                                    -----        -----        -----
          Total net revenues.................................................       100.0        100.0        100.0
                                                                                    -----        -----        -----
Cost of revenues.............................................................        52.3         57.2         64.9
                                                                                    -----        -----        -----
Gross profit.................................................................        47.7         42.8         35.1
                                                                                    -----        -----        -----
Operating expenses:
     Research and development................................................        10.3         11.4         14.7
     Sales and marketing.....................................................        12.1         14.0         16.3
     General and administrative..............................................         5.2          4.4          6.5
                                                                                    -----        -----        -----
          Total operating expenses...........................................        27.6         29.8         37.5
                                                                                    -----        -----        -----
Income (loss) from operations................................................        20.1         13.0         (2.4)
Interest and other income (expense), net.....................................         1.8         (1.5)        (3.1)
                                                                                    -----        -----        -----
Income (loss) before provision for income taxes..............................        21.9         11.5         (5.5)
                                                                                    -----        -----        -----
Provision for income taxes...................................................         3.7          1.1           .1
                                                                                    -----        -----        -----
Net income (loss)............................................................        18.2%        10.4%        (5.6)%
                                                                                    =====        =====        =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1998

     Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues increased 52.2% from $46.0 million in 1997 to $70.0 million in 1998. Net revenues from product sales represented $44.8 million and $68.2 million of net revenues in 1997 and 1998, respectively. The increase in net revenues from product sales was due primarily to increased sales of our TOPSwitch family of products, which represented 95% of product sales in 1998. The migration from TOPSwitch to TOPSwitch II continued with TOPSwitch II accounting for 45% of product revenue in 1998 compared to 15% for 1997. We began commercial shipment of TOPSwitch II in April 1997. Net revenues also grew because of an increase in royalty revenues, from $1.2 million to $1.8 million in the two periods, respectively.

     International sales increased by $20.9 million in 1998 compared to 1997, growing from approximately 81% of net revenues in 1997 to approximately 83% of net revenues in 1998. Although the power supplies using our products are designed and distributed worldwide, most of such power supplies are manufactured in Asia. As a result, the largest portion of our net revenues is derived from sales to this region. We expect international sales to continue to account for a large portion of our net revenues.

     In 1998, two separate customers accounted for approximately 22% and 13% of net revenues. In 1997, one of the same customers and one different customer accounted for approximately 21% and 15% of net revenues, respectively. See note 2 of notes to consolidated financial statements.

     Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from Matsushita and OKI, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. These costs include expenses incurred in connection with the physical move of the manufacturing of our products between wafer production lines at both of our foundry suppliers and with the installation of new process technologies at these foundries. This may recur from time to time and adversely affect our cost of revenues.

     Gross profit increased from $19.7 million, or 42.8% of net revenues, to $33.4 million, or 47.7% of net revenues, in 1997 and 1998, respectively. Efficiencies realized from higher volumes, reductions in both wafers and packaging costs, improved test yields, and a favorable foreign exchange rate between the U.S. dollar and the Japanese yen through most of the year contributed to the improvement in gross profit. Gross profit in future periods may be influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen.

     Research and development expenses. Research and development expenses consist primarily of employee-related expenses, and expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses increased by approximately 37.7%, from $5.3 million in 1997 to $7.2 million in 1998. The increase was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials resulting from the transition of foundry manufacturing processes with Matsushita and OKI. These expenses decreased as a percentage of net revenues from 11.4% in 1997 to 10.3% in 1998 due to increased sales. We expect that research and development expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses increased approximately 32%, from $6.4 million in 1997 to $8.5 million in 1998, which represented 14.0% and 12.1% of net revenues, respectively. This increase represents the addition of personnel to support international sales and field application engineers. We expect that sales and marketing expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

     General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, and legal and auditing expenses. In 1997 and 1998, general and administrative expenses were $2.1 million and $3.6 million, respectively, which represented 4.4% and 5.2% of net revenues, respectively. This increase in absolute dollars is primarily attributable to increased professional and legal expenses related to our patent infringement lawsuit filed against Motorola. We expect general and administrative expenses to continue to increase in absolute dollars, and may increase as a percentage of net revenues while our patent infringement lawsuit against Motorola continues.

     Interest and other income (expense), net. Interest and other income (expense), net, was $683,000 net expense in 1997 and $1.2 million net income in 1998. The net expense in 1997 reflects interest incurred on capital equipment lease obligations and on $3.0 million of subordinated debt, which originated in the second quarter of 1996, partially offset by interest income earned on cash and short-term investments. The net income in 1998 reflects an increase in interest income due to the increase in cash and short-term investments from 1997 to 1998, and the reduction in interest expense due to the repayment of the subordinated debt in 1997.

     Provision for income taxes. Provision for income taxes for 1997 and 1998 represents Federal, state and foreign taxes. The effective tax rate was 10% for 1997 and 17% for 1998 reflecting the profitable results for both years. The difference between the statutory rate and our effective tax rate for 1997 and 1998 is due to the impact of benefiting net operating loss carryforwards, offset by a change in the deferred tax valuation allowance. See note 7 of notes to consolidated financial statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1997

     Net revenues. Net revenues increased 92.1% from $23.9 million in 1996 to $46.0 million in 1997. Net revenues from product sales represented $23.3 million and $44.8 million of net revenues in 1996 and 1997, respectively. The increase in net revenues from product sales was due primarily to increased sales of our TOPSwitch family of products and, to a lesser extent, initial sales of the TOPSwitch II family of products, which began commercial shipment in April 1997. Net revenues also grew because of an increase in royalty revenues, from $619,000 to $1.2 million in the two periods, respectively.

     International sales increased by $19.4 million in 1997 compared to 1996, growing from approximately 72% of net revenues in 1996 to approximately 81% of net revenues in 1997. Although the power supplies using our products are designed and distributed worldwide, most of such power supplies are manufactured in Asia. As a result, the largest portion of our revenues is derived from sales to this region.

     In 1997, net revenues from two different customers accounted for approximately 15% and 21% of net revenues. For the year ended December 31, 1996, no individual customers accounted for more than 10% of net revenues. See note 2 of notes to consolidated financial statements.

     Gross profit. Gross profit increased from $8.4 million, or 35.1% of net revenues, to $19.7 million, or 42.8% of net revenues, in 1996 and 1997, respectively, due to the combined effects of the absorption of certain fixed costs over the increased sales volume, lower prices for wafers, partially as a result of favorable foreign exchange rates, and improved packaging costs. During this period we experienced an improved foreign exchange rate between the U.S. dollar and the Japanese yen, contributing approximately $895,000, or approximately 4.6 percentage points, of the gross profit.

     Research and development expenses. Research and development expenses increased by 49.3%, from $3.5 million in 1996 to $5.3 million in 1997. The increase was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials resulting from the transition of foundry manufacturing processes with Matsushita and OKI. These expenses decreased as a percentage of net revenues from 14.7% in 1996 to 11.4% in 1997 due to increased sales.

     Sales and marketing expenses. Sales and marketing expenses increased 64.3%, from $3.9 million in 1996 to $6.4 million in 1997, which represented 16.3% and 14.0% of net revenues, respectively. This increase represents the addition of personnel to support international sales and field application engineers. We expect that sales and marketing expenses will continue to increase in absolute dollars but will fluctuate as a percentage of net revenues.

     General and administrative expenses. In 1996 and 1997, general and administrative expenses were $1.6 million and $2.1 million, respectively, which represented 6.5% and 4.4% of net revenues, respectively. This increase in absolute dollars is attributable to additional headcount to support the growth in the volume of sales.

     Interest and other expense, net. Interest and other expense, net, of $726,000 and $683,000 in 1996 and 1997, respectively, reflects interest incurred on capital equipment lease obligations and on the $3.0 million of subordinated debt originated in the second quarter of 1996, partially offset by interest income earned on cash and short-term investments. We repaid the subordinated debt with proceeds from our initial public offering and expect to continue to utilize term debt to finance capital equipment needs.

     Provision for income taxes. Provision for income taxes for 1996 and 1997 represents Federal, state and foreign taxes. The increase in the effective rate from 2.3% for 1996 to 10.0% for 1997 reflects the profitable results for the 1997 period. The difference between the statutory rate and our effective tax rate for 1997 is due to the impact of benefiting net operating loss carryforwards, offset by a change in the deferred tax valuation allowance. As of December 31, 1997, we had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $14.3 million and $2.5 million, respectively, which expire at various dates through 2011. See note 7 of notes to consolidated financial statements.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth certain consolidated statement of operations data for each of the quarters in the years ended December 31, 1997 and 1998 as well as the percentage of our net revenues represented by each item. This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any subsequent period or for the entire fiscal year.

                                                                                  QUARTER ENDED
                                               ------------------------------------------------------------------------------------
                                               MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,
                                                 1997       1997        1997       1997       1998      1998      1998       1998
                                               ---------  ---------  ----------  ---------  --------  --------  ---------  --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues:
 Product sales...............................    $6,831    $ 9,878     $12,959    $15,159    $13,902   $14,647    $19,907   $19,750
 License fees and royalties..................       235        171         384        372        524       466        410       402
                                                 ------    -------     -------    -------    -------   -------    -------   -------
   Total net revenues........................     7,066     10,049      13,343     15,531     14,426    15,113     20,317    20,152
                                                 ------    -------     -------    -------    -------   -------    -------   -------
Cost of revenues.............................     4,321      5,789       7,492      8,689      7,976     8,254     10,635     9,773
                                                 ------    -------     -------    -------    -------   -------    -------   -------
Gross profit.................................     2,745      4,260       5,851      6,842      6,450     6,859      9,682    10,379
                                                 ------    -------     -------    -------    -------   -------    -------   -------
Operating expenses:
 Research and development....................     1,077      1,215       1,404      1,557      1,559     1,720      1,947     2,005
 Sales and marketing.........................     1,105      1,464       1,839      2,009      1,889     1,724      2,376     2,479
 General and administrative..................       410        430         620        593        548       730      1,067     1,296
                                                 ------    -------     -------    -------    -------   -------    -------   -------
   Total operating expenses..................     2,592      3,109       3,863      4,159      3,996     4,174      5,390     5,780
                                                 ------    -------     -------    -------    -------   -------    -------   -------
Income  from operations......................       153      1,151       1,988      2,683      2,454     2,685      4,292     4,599
Interest and other income (expense), net.....      (214)      (139)       (196)      (134)       187       189        399       473
                                                 ------    -------     -------    -------    -------   -------    -------   -------
Income (loss) before provision for
 income taxes................................       (61)     1,012       1,792      2,549      2,641     2,874      4,691     5,072
Provision for income taxes...................        10         57         306        157        663       721        351       865
                                                 ------    -------     -------    -------    -------   -------    -------   -------
Net income (loss)............................    $  (71)   $   955     $ 1,486    $ 2,392    $ 1,978   $ 2,153    $ 4,340   $ 4,207
                                                 ======    =======     =======    =======    =======   =======    =======   =======
Earnings (loss) per share
 Basic.......................................    $(0.08)   $  1.08     $  0.91    $  0.58    $  0.16   $  0.18    $  0.35   $  0.34
 Diluted.....................................    $(0.08)   $  0.11     $  0.15    $  0.22    $  0.15   $  0.16    $  0.33   $  0.31
Shares used in per share calculation
 Basic.......................................       876        886       1,632      4,126     12,080    12,087     12,229    12,452
 Diluted.....................................       876      9,042       9,875     10,840     13,130    13,119     13,128    13,537

                                                                           PERCENTAGE OF TOTAL NET REVENUES
                                               -------------------------------------------------------------------------------------

                                               MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,
                                                 1997       1997       1997        1997       1998      1998      1998       1998
                                               --------   --------   ---------   --------   --------  --------  ---------  --------
Net revenues:
 Product sales...............................     96.7%      98.3%      97.1%      97.6%      96.4%      96.9%     98.0%     98.0%
 License fees and royalties..................      3.3        1.7        2.9        2.4        3.6        3.1       2.0       2.0
                                                 -----      -----      -----      -----      -----      -----     -----     -----
   Total net revenues........................    100.0      100.0      100.0      100.0      100.0      100.0     100.0     100.0
                                                 -----      -----      -----      -----      -----      -----     -----     -----
Cost of revenues.............................     61.2       57.6       56.1       56.0       55.2       54.6      52.3      48.5
                                                 -----      -----      -----      -----      -----      -----     -----     -----
Gross profit.................................     38.8       42.4       43.9       44.0       44.8       45.4      47.7      51.5
                                                 -----      -----      -----      -----      -----      -----     -----     -----
Operating expenses:
 Research and development....................     15.2       12.1       10.5       10.0       10.8       11.4       9.6       9.9
 Sales and marketing.........................     15.6       14.6       13.8       12.9       13.1       11.4      11.7      12.3
 General and administrative..................      5.9        4.2        4.7        3.8        3.8        4.8       5.3       6.4
                                                 -----      -----      -----      -----      -----      -----     -----     -----
   Total operating expenses..................     36.7       30.9       29.0       26.7       27.7       27.6      26.6      28.6
                                                 -----      -----      -----      -----      -----      -----     -----     -----
Income from operations.......................      2.1       11.5       14.9       17.3       17.1       17.8      21.1      22.9
Interest and other income (expense), net.....     (3.0)      (1.4)      (1.5)      (0.9)       1.3        1.2       1.9       2.4
                                                 -----      -----      -----      -----      -----      -----     -----     -----
Income (loss) before provision for income
 taxes.......................................     (0.9)      10.1       13.4       16.4       18.4       19.0      23.0      25.3
Provision for income taxes...................      0.1        0.6        2.3        1.0        4.6        4.8       1.7       4.3
                                                 -----      -----      -----      -----      -----      -----     -----     -----
Net income (loss)............................     (1.0)%      9.5%      11.1%      15.4%      13.8%      14.2%     21.3%     21.0%
                                                 =====      =====      =====      =====      =====      =====     =====     =====

     Net revenues increased in each of the four consecutive quarters through the quarter ended December 31, 1997 and were up sequentially in the second and third quarters of 1998, primarily due to increased shipments of our TOPSwitch family of products. Sequential net revenues were down in the first and fourth quarters of 1998 due, we believe, to the seasonal nature of some of our markets. Increased shipments were due to growth in the volume of sales from existing customers, the addition of new customers and, in the second quarter of 1997, the introduction of the TOPSwitch II product family.

     Our gross profit increased as a percentage of net revenues during each of the eight quarters ended December 31, 1998. The gross profit improvements generally were due to efficiencies realized from higher volumes, reductions in material costs, improved test yields and a favorable yen exchange rate.

     Research and development expenses increased in absolute terms during the eight quarters presented, primarily due to increased staffing in the areas of new product design and technology development. Research and development expenses fluctuated as a percentage of net revenues, but primarily trended downward due to increases in net revenues.

     Sales and marketing expenses generally increased in absolute dollars over the eight quarters presented, primarily due to the additional staffing in sales and application engineering and increased sales commissions due to the increased revenues from product sales. Sales expenses were down in the first and second quarters of 1998 due to reduced commissions because of lower seasonal net revenues.

     General and administrative expenses increased only slightly during the first six quarters presented and increased more in the third and fourth quarters of 1998 primarily due to increased legal expense related to our patent infringement lawsuit filed against Motorola.

     Interest and other income (expense), net, was a net expense in the four quarters of 1997 primarily due to interest expense resulting from increased borrowings under our capital lease lines, and from the $3.0 million subordinated debt incurred in May 1996. In the four quarters of 1998, interest and other income (expense), net, was a net income primarily from increased interest income from higher cash balances created by a net positive cash flow as well as cash proceeds from our initial public offering in December 1997. In addition, the repayment of the subordinated debt in December 1997 reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     In December 1997, we completed the initial public offering of our common stock. We sold 2,700,000 shares of common stock raising approximately $20.1 million in gross proceeds. Prior to this public offering, we financed our operations from revenues from product sales and proceeds from the private sales of preferred and common stock. We have also funded operations through the sales of technology licenses and engineering design services, and various capital equipment lease lines with terms extending from thirty-six to forty-eight months, and an $8.0 million revolving line of credit with Imperial Bank. The line of credit with Imperial Bank has since expired. In October 1998, we established a new revolving line of credit with Union Bank of California in the amount of $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by the foundries to us. The balance of this credit line is unused and available. The line of credit agreement contains financial covenants and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent.

     We have financed a significant portion of our machinery and equipment through capital equipment leases. In 1998, we entered into a new capital equipment lease line of credit with GE Capital Corporation which allows for combined borrowings of up to $4.4 million to finance the acquisition of property and equipment. Approximately $2.6 million was available at December 31, 1998 under this line of credit. At December 31, 1998, we owed approximately $3.9 million on our various capital equipment leases. See note 5 of notes to consolidated financial statements.

  As of December 31, 1998, we had working capital, defined as current assets less current liabilities, of $43 million, which was an increase of approximately $12.9 million over December 31, 1997. The increase was primarily due to net income of $12.7 million in 1998.

  At December 31, 1998, we had cash, cash equivalents and short-term investments of $44.4 million and no borrowings outstanding on our bank line of credit. Our operating activities generated cash of $8.1 million and $18.5 million in 1997 and 1998, respectively. Cash generated in 1997 was principally the result of net income, depreciation and amortization, and an increase in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories. Cash generated in 1998 was principally the result of net income, depreciation and amortization, increases in deferred income and accrued liabilities and a decrease in accounts receivable, partially offset by an increase in inventories.

  Our investing activities were a net transfer from cash to short-term investments of $484,000 and $18.7 million in 1997 and 1998, respectively. Financing activities provided $14.7 million of net cash during 1997 and used $1.1 million in 1998. The cash provided from financing activities in 1997 was primarily due to the issuance of common stock and the cash used in 1998 was primarily for payments on capital lease obligations.

  We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

YEAR 2000 ISSUES

  Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "year 2000 problem."

  Assessment. The year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Accordingly, we have organized a program team responsible for monitoring the assessment and remediation status of our year 2000 projects and reporting such status to our board of directors. This project team is currently assessing the potential effect and costs of remediating the year 2000 problem for our internal systems. To date, we have not obtained verification or validation from any independent third parties of our processes to assess and correct any of our year 2000 problems or the costs associated with these activities.

  Internal Infrastructure. We believe that we have identified most of the major computers, software applications, and related equipment used in connection with our internal operations that will need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. Upon completion of this evaluation, which we expect to occur by the end of March 1999, we will complete the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected. We expect to complete this process, which began in 1998, before the occurrence of any material disruption of our business.

  Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems, and other common devices may be affected by the year 2000 problem. We are currently assessing the potential effect and costs of remediating the year 2000 problem on our office, equipment and our facilities in Sunnyvale, California.

  We estimate the total cost to us of completing any required modifications, upgrades or replacements of our internal systems, beyond expenditures planned to meet the needs for managing our growth, to be approximately $250,000, almost all of which we believe will be incurred during 1999. This estimate is being monitored and we will revise it, as additional information becomes available.

  Based on the activities described above, we do not believe that the year 2000 problem will have a material adverse effect on our business or operating results. In addition, we have not deferred any material information technology projects as a result of our year 2000 problem activities.

  Suppliers. We are in the process of contacting third-party suppliers of components used in the manufacture of our products to identify and, to the extent possible, resolve issues involving the year 2000 problem. However, we have limited or no control over the actions of these third-party suppliers. Thus, while we expect that we will be able to resolve any significant year 2000 problems with these third parties, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to resolve year 2000 problems with their systems, on a timely basis, could have a material adverse effect on our business, operating results and financial condition.

  Customers. We are in the process of contacting our customers and, to the extent possible, determining their year 2000 readiness and to ensure that our revenue flow will not be substantially impacted by their inability to take delivery of planned product shipments. However, we have limited or no control over the actions of these customers. Thus, while we expect that we will be able to resolve any significant year 2000 problems with them, there can be no assurance that these customers will resolve any or all year 2000 problems before the occurrence of a material reduction in the sale of our products. Any failure of these customers to resolve year 2000 problems with their systems, on a timely basis, could have a material adverse effect on our business, operating results and financial condition.

  Most Likely Consequences of Year 2000 Problems. We expect to identify and resolve all year 2000 problems that could materially adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, we believe that the following consequences are possible:

     . a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert management's time and attention and financial and human resources from ordinary business activities;

     . several business disputes and claims for pricing adjustments or penalties due to year 2000 problems by our customers, which we believe will be resolved in the ordinary course of business; and

     . a few serious business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

  Contingency Plans. We are currently developing contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. We expect to complete our contingency plans by the end of June 1999. Depending on the systems affected, these plans could include:

     .  accelerated replacement of affected equipment or software;

     .  short- to medium-term use of backup equipment and software;

     .  increased work hours for our personnel; and

     . use of contract personnel on an accelerated schedule to correct any year 2000 problems that arise or to provide manual workarounds for information systems.

  Our implementation of any of these contingency plans could have a material adverse effect on our business, operating results and financial condition.

  Disclaimer. The discussion of our efforts and expectations relating to year 2000 compliance are forward-looking statements. Our ability to achieve year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

NEW ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. We adopted SFAS No. 130, which requires companies to report a new measure of income, in the first quarter of 1998. Comprehensive income is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income and reflected instead in equity. SFAS No. 130 did not have a material impact on our financial statements.

  During 1998, we adopted Statement of Financial Accounting Standards SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, we are organized and operate as one business segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog circuits used for the AC to DC power conversion market. As a result, the adoption of SFAS 131 had no impact on our disclosures or financial statements.

RISK FACTORS

  In addition to the other information in this Report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock.

  Our Operating Results Fluctuate and Are Unpredictable. Our quarterly and annual revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of our control, and may fluctuate significantly in the future. Although we were profitable in each of the last eight quarters, there can be no assurance that we will continue to be profitable in future periods. We believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicative of future operating results. We believe that the growth in revenues and operating income in 1998 compared to 1997 resulted in large part from a combination of factors, including increased market acceptance of our TOPSwitch product and customer ordering patterns. We cannot assure you of similar growth rates in future periods.

  .       Our Operating Results Depend on the Volume and Timing of Orders
     Received. Our revenues and operating results are substantially dependent upon the volume and timing of orders received from our customers. We have historically experienced lengthy sales cycles which limit our visibility regarding future financial performance. We are also subject to the risks to which the markets for our customers' or end users' products are subject, and to technological or other changes in those markets which may affect customer-buying patterns. In addition, the ordering patterns of some of our existing large customers have been unpredictable in the past, and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. Our business is characterized by short-term customer orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. We have in the past experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time in the future.

  .       Our Operating Results Are Subject to Competitive Pressures on Selling
     Prices. Our revenues and operating results are also subject to competitive pressures on selling prices. Historically, average selling prices of products in the semiconductor and the high-voltage AC to DC power supply industries have decreased over the lives of the products. If we are unable to successfully introduce new products with higher average selling prices or are unable to reduce manufacturing costs to offset expected decreases in the prices of our existing products, our operating margins will be adversely affected.

  .       Our Operating Results Are Dependent Upon the Volume and Timing of Our
     Orders With Our Foundries. Our operating results are also substantially dependent upon the volume and timing of orders that we place with our foundries. Due to the absence of substantial noncancellable backlog, we must plan our production and inventory levels based on internal forecasts of customer demand, which is unpredictable and may fluctuate substantially. If we underestimate the number of units required to meet customer demand and fail to maintain adequate inventory levels, we may lose significant revenue opportunities and market share to competitors. On the other hand, if we overestimate the number of units required to meet customer demand, our operating results may be materially adversely affected as a result of costs associated with carrying excess inventory and with obsolescence. Excess inventory and obsolescence costs could be further increased by any unestimated returns from our distributors or customers.

  .       Other Factors Which May Affect Our Operating Results.  Other factors which may affect our revenues and operating results include the following:

          .    availability of raw materials;

          . fluctuations in manufacturing yields, whether resulting from the transition to new foundries or from other factors;

          . changes in product mix, including the impact of new product introduction on existing products;

          . our ability to develop and bring to market new products and technologies on a timely basis;

          .    the introduction of products and technologies by our competitors;

          .    market acceptance of our and our customers' products;

          . the timing of investments in research and development and sales and marketing;

          .    cyclical semiconductor industry conditions;

          . fluctuations in exchange rates, particularly exchange rates between the U.S. dollar and the Japanese yen;

          .    changes in the international business climate; and

          .    economic conditions generally.

  Our operating results in a future quarter or quarters are likely to fall below the expectations of public market analysts or investors. In such an event, the price of our common stock will likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Operating Results."

  We Have A Limited History of Profitability and an Accumulated Deficit. Since our inception we have incurred significant losses and negative cash flow. At December 31, 1998, we had cumulative net losses of $9.3 million, with a net loss of $1.3 million for 1996 and net profits of $4.8 million and $12.7 million for 1997 and 1998, respectively. Although we achieved positive net incomes for 1997 and 1998, we cannot assure you that we will achieve profitability in any future quarterly or annual periods, and recent operating results should not be considered indicative of future financial performance.

  We Depend on the Cellular Phone Battery Charger and Desktop PC Stand-By Markets for a Majority of Our Revenues. A limited number of applications of our products, primarily in the cellular phone battery chargers and desktop PC stand-by markets, currently account for the majority of our revenues. The exact dollar amounts and percentages of sales for use in particular markets are difficult to ascertain because such sales occur through distributors or indirectly through sales to power supply manufacturers. During 1998 we estimate that approximately 26% of our revenues were attributable to use of our products in power supplies for cellular phone battery chargers and approximately 28% of our revenues were attributable to the use of our products in desktop PC stand-by power supplies. We expect that our revenues and operating results will continue to be substantially dependent upon these markets for the foreseeable future. The cellular phone and desktop PC markets can be highly cyclical and have been subject to significant economic downturns at various times.

  We may experience substantial period-to-period fluctuations in future operating results due to general conditions of these markets. Our revenues and operating results are subject to many of the risks to which the markets for these applications are subject, and may also be impacted by technological or other developments in these markets. In particular, recent advances in battery technology which offer competitive advantages to the OEMs of cellular telephones permit such OEMs, including our largest end user, Motorola, to lower, or consider lowering, the wattage level of the power supplies used to recharge batteries. As the output power has dropped below 5 watts for some slow or trickle chargers, older alternative technologies have been substituted for switchers by some OEMs. Although this has not had any significant impact on our business to date, it could in the future if these older technological alternatives are more cost effective than our current and future product offerings. While we continue our efforts to enhance the cost effectiveness of integrated switchers based on our high-voltage ICs, we cannot guarantee we will be successful in our efforts, and, in the absence of a successful competitive response, demand for our products would be materially adversely affected. Similarly, if a competitor successfully and cost-effectively combines desktop PC stand-by power supplies with the main PC desktop power supplies before we do, demand for our products could be materially adversely affected.

  We believe that our future success will depend in part upon our ability to penetrate additional markets for our products, and we cannot assure you that we will be able to overcome the marketing or technological challenges necessary to do so. To the extent that a competitor penetrates additional markets before we do, or takes market share from us in our existing markets, our revenues, financial condition and operating results would be materially adversely affected.

  We Are Highly Dependent on a Limited Number of Customers. Our end user base is highly concentrated, and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of our revenue in 1996, 1997 and 1998. Motorola is presently our largest end user. The exact dollar amounts and percentages of sales to Motorola are difficult to ascertain because most of such sales occur through distributors or indirectly through sales to merchant power supply manufacturers which, in turn, sell power supplies to Motorola. We estimate that direct and indirect sales to Motorola accounted for approximately 14% of our net revenues for 1998.

  We estimate that our top 10 customers, including distributors which resell to Motorola and other large OEMs and merchant power supply manufacturers, accounted for 64%, 67% and 67% of our net revenues for 1996, 1997 and 1998, respectively. We expect to continue to be dependent upon a relatively limited number of customers for a significant portion of our net revenues in future periods. Also, no customer is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period. Our products are typically one of many components used in a larger product produced by our customers. Demand for our products is therefore subject to many risks beyond our control, including, among others:

  .  competition faced by our customers in their particular end markets;

  .  market acceptance of the products of our customers;

  . technical challenges which may or may not be related to the components supplied by us; and

  . the technical, sales and marketing and management capabilities of our customers and the financial and other resources of our customers.

  Certain divisions within Motorola have developed products intended to compete with us, as has Samsung, another customer of our products. We believe that we have been successful in competing against such internally developed products to date, but in the future we may lose sales as a result of such competing products. The reduction, delay or cancellation of orders from Motorola or one of our other significant customers, or the discontinuance of our products by our end users, could materially adversely affect our business, financial conditions and operating results. We have experienced such effects in the past and we cannot assure you that any of our customers will not reduce, cancel or delay orders in the future.

  We Are Dependent on Our Wafer Suppliers. We outsource all of our semiconductor manufacturing and product assembly, except for testing and finishing. We have supply arrangements for the production of wafers with Matsushita and OKI. Although certain aspects of our relationships with Matsushita and OKI are contractual, many important aspects of these relationships depend on the continued cooperation of these strategic partners and, in many instances, the parties' course of conduct deviates from the literal provisions of the contracts. We cannot assure you that our strategic partners and we will continue to work together successfully in the future or that either Matsushita or OKI will not seek an early termination of its wafer supply agreement with us.

  Our wafer supply contracts with Matsushita and OKI terminate in June 2000 and September 2003, respectively. We cannot assure you that we will be able to reach an agreement with Matsushita to extend the term of its wafer supply agreement. Failure to reach, in a timely fashion, an extension of our agreement with Matsushita or to enter into an arrangement with another manufacturer could result in material disruptions in supply. Certain contractual provisions limit the conditions under which we can enter into such arrangements with other Japanese manufacturers or their subsidiaries during the term of our agreement with Matsushita. In addition, our products do not require leading edge device process geometries. As device process geometries become increasingly smaller and as demand for such smaller geometries increases, Matsushita and OKI may decide at some point to convert all of their manufacturing processes to smaller geometries in response to these industry trends. In the event of a supply disruption with OKI or Matsushita, if we were unable to quickly qualify alternative manufacturing sources for existing or new products or if such sources were unable to produce wafers with acceptable manufacturing yields, our business, financial condition and operating results would be materially adversely affected. We estimate that it would take between 9 to 12 months from the time an alternate manufacturing source is identified for that source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

  We typically receive shipments from Matsushita or OKI in approximately 8 to 10 weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers from Matsushita or OKI 4 to 6 weeks before the desired ship date to our customers. As a result of these factors and the fact that customers' orders can be made with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. This could cause us to have an excess or a shortage of inventory of a particular product. From time to time in the past we have been unable to fully satisfy customer requests as a result of these factors. Any significant disruptions in deliveries would materially adversely affect our business and operating results. Although we provide OKI and Matsushita with rolling forecasts of our production requirements, the ability of Matsushita or OKI to provide wafers to us is limited by the available capacity of the foundry in which it manufactures wafers for us. An increased need for capacity to meet internal demands or demands of other customers could cause Matsushita and OKI to reduce capacity available to us. Matsushita and OKI may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers' requirements. Any of these concessions could materially adversely affect our business, financial condition or operating results. We carry a substantial amount of inventory of tested wafers to help offset these factors to better serve our markets and meet customer demand.

  We Rely on Our Contracted Foundries and Independent Subcontractors to Produce Wafers and Assemble Finished Products at Acceptable Yields. We depend on Matsushita and OKI to produce wafers, and independent subcontractors to assemble finished products, at acceptable yields and to deliver them to us in a timely manner. The manufacture of our TOPSwitch products utilizes a CMOS process with a proprietary, highly sensitive implant process step. To the extent the wafer foundries do not achieve acceptable manufacturing yields or they experience product shipment delays, our financial condition or operating results would be materially adversely affected. Our IC assembly process also requires our manufacturers to use a high-voltage molding compound available from only one vendor, which is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially adversely affect yields and cost to manufacture. Good production yields are particularly important to our business and financial results, including our ability to meet customers' demand for products and to maintain profitability. As we continue to increase our product output, our foundries and assemblers may experience a decrease in yields. We cannot assure you that acceptable yields will be maintainable in the future.

  Matsushita and OKI Have Certain Licenses to Our Technology Which They May Use to Our Detriment. Matsushita currently manufactures and sells its versions of our TOPSwitch families of products under the right, exclusive during the term of the contract as to other Japanese companies, except OKI and their subsidiaries, granted by us to manufacture and sell products using our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. In certain circumstances, these products are redistributed by the Japanese customers to their manufacturing operations in other regions. Beginning in April 1997, we agreed not to sell our products in Japan to new customers. We receive royalties on sales by Matsushita, although such royalties are substantially lower than the gross profit we would receive on direct sales. In addition, the royalties paid by Matsushita are denominated in Japanese yen and are subject to risks inherent in exchange rate fluctuations. Although we engage in sales, marketing and support activities to encourage sales by Matsushita, should Matsushita fail to adequately promote and deliver our products, our ability to take advantage of the potentially large Japanese market for our products could be severely limited. Should we fail to negotiate acceptable royalty-bearing extensions to our contract with Matsushita, we would need to expend substantial effort and expense to establish ourselves in this market directly or through a different partner. There can be no assurance that we would not lose customers for Matsushita's products during such a transition. In addition, the licenses to Matsushita and OKI for many important aspects of our technology are perpetual. We cannot assure you that Matsushita or OKI will not use these technology rights to develop or market competing products following any termination of their relationships with us or after termination of Matsushita's royalty obligation to us.

  Our International Sales Subject Us to Substantial Risks. Sales to customers outside of the United States were $16.8 million, $36.0 million and $58.1 million in 1996, 1997 and 1998, respectively, which represented 72%, 81% and 83% of our net revenues for such periods. These sales involve a number of inherent risks, including:

  .  imposition of government controls;

  .  currency exchange fluctuations;

  .  potential insolvency of international distributors and representatives;

  .  reduced protection for intellectual property rights in some countries;

  . the impact of recessionary environments in economies outside the United States;

  .  political instability;

  .  generally longer receivables collection periods;

  .  tariffs and other trade barriers and restrictions; and

  .  the burdens of complying with a variety of foreign laws.

  Furthermore, because substantially all of our foreign sales are denominated in U.S. dollars, increase in the value of the dollar would increase the price in local currencies of our products in foreign markets and make our products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. We are exposed to additional risks to the extent that the products of our customers are subject to foreign currency or other international risks. These factors may have a material adverse effect on our future international sales and, consequently, on our business, financial condition or operating results.

  We Are Dependent on Foreign Manufacturers and Assemblers for the Manufacture of Our Wafers. Because we depend on Matsushita and OKI, both located in Japan, for the manufacture of all of our finished silicon wafers and on foreign assembly subcontractors of our products, we are directly affected by the political and economic conditions of the countries in which our wafers are or are expected to be manufactured. To the extent that these conditions result in any prolonged work stoppages or other inability to manufacture and assemble our products, our business, financial condition or operating results could be materially adversely affected. Our contracts with Matsushita and OKI are denominated in Japanese yen, exposing us to the risk of increased costs for finished wafers, which increase we could not readily pass through to our customers.

  New Products and Technological Change May Render Our and Our Customers' Products Out of Date. Our future success depends in significant part upon our ability to develop new ICs for high-voltage power conversion for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into products of leading manufacturers. The development of these new devices is highly complex, and from time to time we have experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including:

  .  accurate new product definition;

  .  timely completion and introduction of new product designs;

  .  availability of foundry capacity;

  .  achievement of acceptable manufacturing yields; and

  .  market acceptance of our and our customers' products.

  We cannot be sure that we will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot assure you that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that such products will achieve market acceptance. Our or our customers' failure to develop and introduce new products successfully and in a timely manner would materially adversely affect our business, financial condition and operating results. Certain customers may defer or return orders for existing products in response to the introduction of new products. Although we maintain reserves against any such returns, there can be no assurance that these reserves will be adequate.

  We Have Historically Experienced a Lengthy Sales Cycle. Our products are generally incorporated into a customer's products at the design stage. However, customer decisions to use our products, commonly referred to as design wins, which can often require us to expend significant resources without any assurance of success, often precede volume sales, if any, by a year or more. If a customer decides at the design stage not to incorporate our products into its product, we may not have another opportunity for a design win with respect to that product for many months or years. Because of such a lengthy sales cycle, we may experience a delay between increasing expenses for research and development and our sales and marketing efforts and the generation of volume production revenues, if any, from such expenditures. Moreover, the value of any design win will largely depend upon the commercial success of the customer's product. We cannot assure you that we will continue to achieve design wins or that any design win will result in future revenues. Our failure to timely develop and introduce products that are incorporated into our customers' products could materially adversely affect our business, financial condition and operating results.

  Our Products Must Meet Exacting Specifications, and Undetected Defects and Failures May Occur. The fabrication and assembly of ICs is a highly complex and precise process. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that our products must meet. ICs as complex as those we sell often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. We have from time to time in the past experienced product quality, performance or reliability problems. We cannot guarantee that defects or failures will not occur in the future relating to our product quality, performance and reliability that may have a material adverse effect on our operating results. If such defects and failures occur, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or reschedulings of orders or shipments and product returns or discounts, any of which would materially adversely affect our business, financial condition or operating results.

  The High-Voltage Power Supply Industry is Extremely Competitive and Highly Price-Sensitive. The high-voltage power supply industry is intensely competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for our products is cost effectiveness. Our products face competition from alternative technologies, including traditional linear transformers and discrete switcher power supplies. We believe that at current pricing, our high-voltage power conversion IC families of products offer favorable cost-performance benefits compared to the competition. However, there has been sizeable over capacity of discrete components, which resulted in significant price erosion for these products during 1998. Continued significant erosion in the price of competing products, such as high-voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of our products. Also, older alternative technologies to switchers are more cost-effective than discrete switchers and integrated switchers that use our products in certain power ranges for certain applications. If power requirements for certain applications in which our products are currently utilized, such as battery chargers for cellular telephones, drop below certain power levels, these older alternative technologies can be used more cost effectively than TOPSwitch-based switchers. We are continuing our efforts to enhance the cost effectiveness of integrated switchers in the lower power ranges but we cannot guarantee that we will be successful in these efforts.

  Recently, our TOPSwitch product families have begun to meet additional competition from hybrid and single high-voltage ICs similar to TOPSwitch. These competing products are being developed or have been developed and are being produced by companies such as Motorola, STMicroelectronics, Samsung and Sanken. We expect competition to increase as companies like these see the success we have had in converting older technologies to the integrated solutions used in our product offerings. To the extent these competitors' products are more cost effective than our products, our business, financial condition and operating results could be materially adversely affected. Many of our emerging competitors, including Motorola, STMicroelectronics, Samsung and Sanken, have significantly greater financial, technical, manufacturing and marketing resources than we do. In the context of a market where a high-voltage IC is designed into a customer's product and the provider of such ICs is therefore the sole source of the IC for that product, greater manufacturing resources may be a significant factor in the customer's choice of the IC because of the customer's perception of greater certainty in its source of supply.

  Our ability to compete in our target markets also depends on such factors as:

  .  timing and success of new product introductions by us and our competitors;

  . the pace at which our customers incorporate our products into their end user products;

  . availability of wafer fabrication and finished good manufacturing capability;

  .  availability of adequate sources of raw materials;

  . protection of our products by effective utilization of intellectual property laws; and

  .  general economic conditions.

  We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. Our failure to compete successfully in the high-voltage power supply business would materially adversely affect our business, financial condition and operating results.

  We Must Protect Our Intellectual Property And Have Sued, And Have Been Sued, By Our Largest End User, Motorola, Regarding Certain Patents. Our future success depends upon our ability to protect our intellectual property, including patents, trade secrets, and know-how, and to continue our technological innovation. We cannot assure you that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

  In July 1998, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against our largest end user, Motorola. In August 1998, we voluntarily dismissed the complaint, and filed a new complaint in the U.S. District Court, District of Delaware, alleging that Motorola has infringed and continues to infringe on two of our circuit patents. We seek, among other things, an order enjoining Motorola from infringing on our patents and an award for damages resulting from the alleged infringement. In October 1998, Motorola asserted various counterclaims against us alleging that we are infringing on certain of Motorola's patents. We believe that Motorola's counterclaims are without merit and intend to vigorously defend ourselves against these claims.

  Litigation may be necessary to resolve the claims we have asserted against Motorola and to resolve the claims Motorola has asserted against us. There can be no assurance that we would prevail in any future litigation. Any litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which would have a material adverse effect on our business, financial condition and operating results. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results. Moreover, the laws of certain foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of our intellectual property.

  We Depend on a Few Key Personnel. Our success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, such as experienced systems applications engineers. The competition for these employees is intense, particularly in Silicon Valley. The loss of the services of one or more of our engineers, executive officers or other key personnel or our inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition or operating results. We do not have long-term employment contracts with, and we do not have in place "key person" life insurance policies on, any of our employees.

  Our Future Success Depends On Our Successful Management of Growth. We have experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. To accommodate this growth, we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our internal management systems, which may require substantial management efforts. Such efforts may not be accomplished successfully. In addition, any future periods of rapid growth or expansion could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Relationships with new customers generally require significant engineering support. As a result, any increase in the number of customers using our technology will increase the strain on our resources, particularly our engineers. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our products and to remain competitive. In addition, the rapid rate of hiring new employees could be disruptive and adversely affect the efficiency of our research and development process. Any failure to improve our operational, financial and management systems, or to hire, train, motivate or manage our employees, could have a material adverse effect on our business, financial condition and operating results.

     Arrival of the Year 2000 May Create Unforeseen Difficulties. Many computer systems were not designed to handle any dates beyond the year 1999, and therefore, computer hardware and software for virtually all businesses will need to be modified prior to the year 2000 in order to remain functional. We are concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem. This expense may result in spending being diverted from ICs for use in AC to DC power conversion in the near future. We are still assessing the impact of the year 2000 issue on our internal information systems and have begun, and in many cases completed, corrective efforts in these areas. We have evaluated the functionality of our current products with respect to any year 2000 problems and have determined that our current products have no year 2000 problems. We do not anticipate that addressing the year 2000 problem for our internal information systems and future products will have a material impact on our operations or financial results. However, we cannot assure you that these costs will not be greater than anticipated, or that we will complete the corrective actions we have undertaken before any year 2000 problems could occur. The year 2000 issue could lower demand for our products while increasing our costs. These combining factors, while not quantified, could have a material adverse impact on our operations and financial results.

  We have certain relationships with key suppliers. If these suppliers fail to adequately address the year 2000 issue for the products they provide to us, this could have a material adverse impact on our operations and financial results. We are still assessing the effect the year 2000 issue will have on our suppliers and at this time we cannot determine the impact it will have. Contingency plans will be developed if it appears we or our key suppliers will not be year 2000 compliant. Any such noncompliance could have a material adverse impact on our operations.

  We Have Adopted Certain Anti-Takeover Measures Which May Make it More Difficult for a Third Party to Acquire Us. Our board of directors has the authority to issue up to 3,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intention to issue shares of preferred stock. In addition, certain provisions of our certificate of incorporation may have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock. These provisions provide, among other things, that:

  .  stockholders may not take action by written consent;

  . the ability of stockholders to call special meetings and to raise matters at stockholders' meetings is restricted; and

  . certain amendments of our certificate of incorporation, and all amendments of our bylaws, require the approval of holders of at least two-thirds of the voting power of all outstanding shares.

  In addition, we are subject to the anti-takeover provisions of section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of section 203 also could have the effect of delaying or preventing a change of control.

  Our Stock Price Has Been Volatile. Our common stock has been, and is likely to be, volatile. Factors such as future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially adversely affect the market price of our common stock. Moreover, the trading prices of many high technology stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms. We cannot assure you that the trading price of our common stock will remain at or near the price at which you may have purchased it.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

  Interest Rate Risk. Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

  The table below presents principal amounts and related weighted average interest rates for our investment portfolio at December 31, 1998. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)
                                                                                                     AVERAGE
                                                                                       CARRYING      INTEREST
                                                                                        AMOUNT         RATE
                                                                                      -----------  ------------
Cash Equivalents:
  U.S. corporate securities.........................................................      $15,596         5.32%
                                                                                          -------         ----

       Total cash equivalents.......................................................       15,596         5.32%
                                                                                          -------         ----

Short-term Investments:
  U.S. corporate securities.........................................................       14,881         5.72%
  U.S. Government securities........................................................          959         5.16%
  Foreign securities................................................................        3,922         6.60%
                                                                                          -------         ----

       Total short-term investments.................................................       19,762         5.87%
                                                                                          -------         ----

       Total investment securities..................................................      $35,358         5.63%
                                                                                          =======         ====

  Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Japan and Western Europe. Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts as the foreign currency transactions and risks to date have not been significant.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Financial Statements and Supplementary Data required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  The SEC allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called "Incorporation by Reference." We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Proposal No. 1--Election of Directors" and in Part I of this report under the heading "Executive Officers of the Registrant."

  The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Executive Compensation and Other Matters."

ITEM 11.  EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Executive Compensation and Other Matters."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Form:


     1.   Financial Statements

                                                                                                                 Page
                                                                                                                 -----
          Report of Independent Public Accountants...........................................................     38

          Consolidated Balance Sheets........................................................................     39

          Consolidated Statements of Operations..............................................................     40

          Consolidated Statements of Stockholders' Equity....................................................     41

          Consolidated Statements of Cash Flows..............................................................     42

          Notes to Consolidated Financial Statements.........................................................     43

     2.  Financial Statement Schedules

         All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.


     3.  Exhibits

         See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

 (b) Reports on Form 8-K

     None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Power Integrations, Inc.:

  We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                  ARTHUR ANDERSEN LLP

San Jose, California
January 18, 1999

                           POWER INTEGRATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1998 AND 1997

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                            1998             1997
                                                                                        ------------     -----------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................................       $24,176        $ 25,553
  Short-term investments.............................................................        20,242           3,455
  Accounts receivable, net of allowances of $1,293 and $1,269, respectively..........         4,640           6,243
  Inventories........................................................................         8,845           7,328
  Prepaid expenses and other current assets..........................................           812             349
                                                                                            -------        --------
     Total current assets............................................................        58,715          42,928
                                                                                            -------        --------
PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment............................................................        14,716          11,914
  Leasehold improvements.............................................................         1,158             711
                                                                                            -------        --------
                                                                                             15,874          12,625
  Less: Accumulated depreciation and amortization....................................        (9,535)         (6,994)
                                                                                            -------        --------
                                                                                              6,339           5,631
                                                                                            -------        --------
                                                                                            $65,054        $ 48,559
                                                                                            =======        ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capitalized lease obligations...................................       $ 1,950        $  1,787
  Accounts payable...................................................................         5,866           6,903
  Accrued payroll and related expenses...............................................         2,394           1,685
  Taxes payable and other accrued liabilities........................................         2,951           1,042
  Deferred income on sales to distributors...........................................         2,566           1,380
                                                                                            -------        --------
     Total current liabilities.......................................................        15,727          12,797
                                                                                            -------        --------

CAPITALIZED LEASE OBLIGATIONS, net of current portion................................         1,963           2,435

COMMITMENTS (NOTE 5)

STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $0.001 par value
     Authorized--3,000,000 shares
     Outstanding--none                                                                           --              --
  Common Stock, $0.001 par value
     Authorized-- 40,000,000 shares
     Outstanding--12,497,064 shares in 1998 and 12,073,904 shares in 1997............            12              12
  Additional paid-in capital.........................................................        57,289          56,220
  Common stock warrants..............................................................            12              12
  Stockholder notes receivable.......................................................          (274)           (405)
  Deferred compensation..............................................................          (321)           (461)
  Cumulative translation adjustment..................................................           (57)            (76)
  Accumulated deficit................................................................        (9,297)        (21,975)
                                                                                            -------        --------
     Total stockholders' equity......................................................        47,364          33,327
                                                                                            -------        --------
                                                                                            $65,054        $ 48,559
                                                                                            =======        ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                           POWER INTEGRATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 1998            1997            1996
                                                                            -------------    ------------    ------------
NET REVENUES:
  Product sales...........................................................        $68,206         $44,827         $23,324
  License fees and royalties..............................................          1,802           1,162             619
                                                                                  -------         -------         -------
     Total net revenues...................................................         70,008          45,989          23,943
                                                                                  -------         -------         -------

COST OF REVENUES..........................................................         36,638          26,291          15,546
                                                                                  -------         -------         -------
GROSS PROFIT..............................................................         33,370          19,698           8,397
                                                                                   ------          ------         -------

OPERATING EXPENSES:
  Research and development................................................          7,231           5,253           3,519
  Sales and marketing.....................................................          8,468           6,417           3,905
  General and administrative..............................................          3,641           2,053           1,558
                                                                                  -------         -------         -------
     Total operating expenses.............................................         19,340          13,723           8,982
                                                                                  -------         -------         -------
INCOME (LOSS) FROM OPERATIONS.............................................         14,030           5,975            (585)
                                                                                  -------         -------         -------
OTHER INCOME (EXPENSE):
  Interest income.........................................................          1,801             359             204
  Interest expense........................................................           (432)           (832)           (780)
  Other, net..............................................................           (121)           (210)           (150)
                                                                                  -------         -------         -------
     Total other income (expense).........................................          1,248            (683)           (726)
                                                                                  -------         -------         -------

INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES..........................................................         15,278           5,292          (1,311)

PROVISION FOR INCOME TAXES................................................          2,600             530              30
                                                                                  -------         -------         -------
NET INCOME (LOSS).........................................................        $12,678         $ 4,762         $(1,341)
                                                                                  =======         =======         =======

EARNINGS (LOSS) PER SHARE:
  Basic...................................................................        $  1.04         $  2.52         $ (1.57)
                                                                                  =======         =======         =======
  Diluted.................................................................        $  0.96         $  0.51         $ (1.57)
                                                                                  =======         =======         =======

SHARES USED IN PER SHARE CALCULATION:
  Basic...................................................................         12,213           1,888             856
                                                                                  =======         =======         =======
  Diluted.................................................................         13,226           9,339             856
                                                                                  =======         =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           POWER INTEGRATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                (IN THOUSANDS)

                                         CONVERTIBLE                        ADDITIONAL             STOCKHOLDER
                                       PREFERRED STOCK      COMMON STOCK      PAID-IN                 NOTES        DEFERRED
                                   -----------------------------------------
                                      Shares    AMOUNT    SHARES   AMOUNT     CAPITAL    Warrants   RECEIVABLE   COMPENSATION
                                     --------  ---------  ------  --------  -----------  --------  ------------  -------------
BALANCE AT
 DECEMBER 31, 1995.................   45,059   $ 34,478      831  $   438      $    --   $     --  $        --   $         --
 Issuance of Series C
  Preferred Stock upon
  exercise of warrants.............      805        793       --       --           --         --           --             --
 Issuance of Common
  Stock under employee
  stock option plan, net
  of repurchases...................       --         --       28       27           --         --           --             --
 Issuance of Common
  Stock upon exercise of
  warrants.........................       --         --       17      100           --         --           --             --
 Issuance of warrants to
  purchase Common
  Stock............................       --         --       --       --           --         12           --             --
 Translation adjustment............       --         --       --       --           --         --           --             --
 Net loss..........................       --         --       --       --           --         --           --             --
                                     -------   --------   ------  -------      -------   --------  -----------   ------------
BALANCE AT
 DECEMBER 31, 1996.................   45,864     35,271      876      565           --         12           --             --
 Issuance of Common
  Stock under employee
  stock option plan................       --         --    1,050      982            3         --         (405)            --
 Issuance of Common
  Stock in connection
  with Public Offering.............       --         --    2,700        3       18,842         --           --             --
 Conversion of Preferred
  Stock to
  Common Stock.....................  (45,864)   (35,271)   7,448        7       35,264         --           --             --
 Change in par value...............       --         --       --   (2,111)       2,111         --           --             --
 Deferred compensation.............       --         --       --      566           --         --           --           (566)
 Amortization of deferred
  compensation.....................       --         --       --       --           --         --           --            105
 Translation adjustment............       --         --       --       --           --         --           --             --
 Net income........................       --         --       --       --           --         --           --             --
                                     -------   --------   ------  -------      -------   --------  -----------   ------------
BALANCE AT
 DECEMBER 31, 1997.................       --         --   12,074       12       56,220         12         (405)          (461)
 Issuance of Common
  Stock under employee
  stock option plan, net of
          repurchases..............       --         --      137       --          247         --           --             --
 Issuance of Common
  Stock under employee
  stock purchase plan..............       --         --       92       --          627         --           --             --
 Exercise of warrants, net.........       --         --      194       --           46         --           --             --
 Proceeds of stockholder
  note repayment...................       --         --       --       --           --         --          131             --
 Income tax benefit from
  Employee stock option plan.......       --         --       --       --          240         --           --             --
 Additional IPO costs..............       --         --       --       --          (91)        --           --             --
 Amortization of deferred
  compensation.....................       --         --       --       --           --         --           --            140
 Translation adjustment............       --         --       --       --           --         --           --             --
 Net income........................       --         --       --       --           --         --           --             --
                                     -------   --------   ------  -------      -------   --------  -----------   ------------
BALANCE AT DECEMBER 31, 1998.......       --   $     --   12,497  $    12      $57,289   $     12  $      (274)  $       (321)
                                     =======   ========   ======  =======      =======   ========  ===========   ============
                                                      CUMULATIVE                     TOTAL
                                                     TRANSLATION   ACCUMULATED   STOCKHOLDERS'
                                                      ADJUSTMENT     DEFICIT         EQUITY
                                                     ------------  ------------  -------------
BALANCE AT
 DECEMBER 31, 1995.................                         $ (8)     $(25,396)        $ 9,512
 Issuance of Series C
  Preferred Stock upon
  exercise of warrants.............                           --            --             793
 Issuance of Common
  Stock under employee
  stock option plan, net
  of repurchases...................                           --            --              27
 Issuance of Common
  Stock upon exercise of
  warrants.........................                           --            --             100
 Issuance of warrants to
  purchase Common
  Stock............................                           --            --              12
 Translation adjustment............                           (5)           --              (5)
 Net loss..........................                           --        (1,341)         (1,341)
                                                         -------      --------         -------
BALANCE AT
 DECEMBER 31, 1996.................                          (13)      (26,737)          9,098
 Issuance of Common
  Stock under employee
  stock option plan................                           --            --             580
 Issuance of Common
  Stock in connection
  with Public Offering.............                           --            --          18,845
 Conversion of Preferred
  Stock to
  Common Stock.....................                           --            --              --
 Change in par value...............                           --            --              --
 Deferred compensation.............                           --            --              --
 Amortization of deferred
  compensation.....................                           --            --             105
 Translation adjustment............                          (63)           --             (63)
 Net income........................                           --         4,762           4,762
                                                         -------      --------         -------
BALANCE AT
 DECEMBER 31, 1997.................                          (76)      (21,975)         33,327
 Issuance of Common
  Stock under employee
  stock option plan, net of
          repurchases..............                           --            --             247
 Issuance of Common
  Stock under employee
  stock purchase plan..............                           --            --             627
 Exercise of warrants, net.........                           --            --              46
 Proceeds of stockholder
  note repayment...................                           --            --             131
 Income tax benefit from
  Employee stock option plan.......                           --            --             240
 Additional IPO costs..............                           --            --             (91)
 Amortization of deferred
  compensation.....................                           --            --             140
 Translation adjustment............                           19            --              19
 Net income........................                           --        12,678          12,678
                                                         -------      --------         -------
BALANCE AT  DECEMBER 31, 1998......                         $(57)     $ (9,297)        $47,364
                                                         =======      ========         =======

The accompanying notes are an integral part of these consolidated financial statements.

                           POWER INTEGRATIONS, INC.
                    CONSOLIDATED STATEMENTS OF C  ASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                (IN THOUSANDS)

                                                                                  1998            1997           1996
                                                                              -------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................................      $ 12,678        $  4,762        $(1,341)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization.............................................         3,034           2,265          1,887
  Deferred compensation expense.............................................           140             105             --
  Provision for accounts receivable and other allowances....................            24             984            143
  Change in operating assets and liabilities:
     Accounts receivable....................................................         1,579          (4,450)           166
     Inventories............................................................        (1,517)         (3,390)           443
     Prepaid expenses and other current assets..............................          (463)            (49)          (134)
     Accounts payable.......................................................        (1,036)          5,427           (504)
     Accrued liabilities....................................................         2,877           1,754            285
     Deferred income on sales to distributors...............................         1,186             646            142
                                                                                  --------        --------        -------
        Net cash provided by operating activities...........................        18,502           8,054          1,087
                                                                                  --------        --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................................        (1,956)         (1,439)          (537)
  Purchases of short-term investments.......................................       (47,904)        (13,402)        (9,406)
  Proceeds from sales and maturities of short-term investments..............        31,117          14,357          5,793
                                                                                  --------        --------        -------
        Net cash used in investing activities...............................       (18,743)           (484)        (4,150)
                                                                                  --------        --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock.............................            --              --            793
  Net proceeds from issuance of common stock................................           828          19,425            127
  Proceeds from stockholder note repayment..................................           131              --             --
  Net proceeds from issuance of warrants to purchase common stock...........            --              --             12
  Principal payments under capitalized lease obligations....................        (2,095)         (1,724)          (590)
  Proceeds (repayment) related to note payable to a stockholder.............            --          (3,000)         3,000
                                                                                  --------        --------        -------
        Net cash provided by (used in) financing activities.................        (1,136)         14,701          3,342
                                                                                  --------        --------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................        (1,377)         22,271            279
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................        25,553           3,282          3,003
                                                                                  --------        --------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................      $ 24,176        $ 25,553        $ 3,282
                                                                                  ========        ========        =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Capitalized lease obligations incurred for property and equipment.........      $  1,786        $  1,630        $ 1,883
                                                                                  ========        ========        =======
  Conversion of preferred stock to common stock.............................      $     --        $ 35,271        $    --
                                                                                  ========        ========        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................................      $    445        $    832        $   780
                                                                                  ========        ========        =======
   Cash paid for income taxes................................................     $    714        $    164        $    45
                                                                                  ========        ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           POWER INTEGRATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1.  THE COMPANY:

     Power Integrations, Inc. (the "Company"), which was incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997 (see Note 6), designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits for use in AC to DC power conversion primarily for the cellular telephone, personal computer and various consumer electronics markets.

     The Company is subject to a number of risks including, among others, the volume and timing of orders received by the Company from its customers; competitive pressures on selling prices; the volume and timing of orders placed by the Company with its foundries; the availability of raw materials; fluctuations in manufacturing yields, whether resulting from the transition to new foundries or from other factors; changes in product mix, including the impact of new product introductions on existing products; the Company's ability to develop and bring to market new products and technologies on a timely basis; the introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its customers' products; the timing of investments in research and development and sales and marketing; cyclical semiconductor industry conditions; fluctuations in exchange rates, particularly exchange rates between the U.S. dollar and the Japanese yen; and changes in the international business climate and economic conditions.

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

  Cash and Cash Equivalents and Short-Term Investments

     The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but less than one year are classified as short-term investments. As of December 31, 1998 and 1997, the Company's short-term investments consist of U.S. Government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which are classified as held to maturity and are valued using the amortized cost method which approximates market.

  Inventories

     Inventories (which consist of costs associated with the purchases of wafers from offshore foundries and of packaged components from several offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components) are stated at the lower of cost (first-in, first-

                           POWER INTEGRATIONS, INC.

out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consist of the following (in thousands):

                                                                                             DECEMBER 31,
                                                                                      -------------------------
                                                                                          1998           1997
                                                                                      ----------     ----------
           Raw materials............................................................      $3,132         $3,323
           Work-in-process..........................................................       2,901          2,977
           Finished goods...........................................................       2,812          1,028
                                                                                          ------         ------
                                                                                          $8,845         $7,328
                                                                                          ======         ======


  Property and Equipment

     Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets over a period of one to four years or over the applicable lease term.

     Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $8.2 million and $7.8 million, as of December 31, 1998 and 1997, respectively. Related accumulated amortization on these leased assets was approximately $4.7 million and $4.0 million, as of December 31, 1998 and 1997, respectively.

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

     A summary of the earnings per share calculation for each of the three years ended December 31, 1998, 1997 and 1996 is as follows (in thousands, except per share amounts):

                                                                                   1998        1997        1996
                                                                                ----------  ----------  -----------
Basic earnings (loss) per share:
     Net income (loss)........................................................    $ 12,678      $4,762     $(1,341)
                                                                                   -------      ------     -------
     Weighted average common shares...........................................      12,213       1,888         856
                                                                                   -------      ------     -------
          Basic earnings (loss) per share.....................................    $   1.04      $ 2.52     $ (1.57)
                                                                                   =======      ======     =======
Diluted earnings (loss) per share:
     Net income (loss)........................................................    $ 12,678      $4,762     $(1,341)
                                                                                   -------      ------     -------
     Weighted average common shares...........................................      12,213       1,888         856
     Weighted average common share equivalents:
          Preferred stock.....................................................          --       7,039          --
          Options.............................................................         723         289          --
          Employee stock purchase plan........................................           5          --          --
          Warrants............................................................         285         123          --
                                                                                   -------      ------     -------
  Diluted weighted average common shares......................................      13,226       9,339         856
                                                                                   -------      ------     -------
          Diluted earnings (loss) per share...................................    $   0.96      $ 0.51     $ (1.57)
                                                                                   =======      ======     =======

                           POWER INTEGRATIONS, INC.

  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. SFAS No. 130, which was adopted by the Company in the first quarter of 1998, requires companies to report a new measure of income. "Comprehensive Income" is to include foreign currency translation gains and losses and other unrealized gains and losses that have historically been excluded from net income and reflected instead in equity. SFAS No. 130 did not have a material impact on the Company's financial statements.

     During 1998, the Company adopted Statement of Financial Accounting Standards SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog circuits used for the AC to DC power conversion market. As a result, the adoption of SFAS 131 had no impact on the Company's disclosures or financial statements.

  Revenue Recognition, Significant Customers

     Product revenues consist of sales to OEMs and merchant power supply manufacturers and to distributors. Revenues from product sales to OEM and merchant power supply manufacturers are recognized upon shipment. The Company provides for estimated sales returns and allowances related to such sales at the time of shipment. During 1998, 1997 and 1996, sales to distributors of the Company's products accounted for approximately 48%, 45% and 52% of net revenues, respectively. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines of the Company's products held by the distributors. Pursuant to the Company's distributor agreements, the Company protects its distributors' exposures related to the impact of price reductions as well as products at distributors that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company's product in the event the agreement with the distributor is terminated. Accordingly, the Company defers recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The margin deferred as a result of this policy is reflected as "deferred income on sales to distributors" in the accompanying consolidated balance sheets.

     The Company has entered into separate wafer supply and technology license agreements with two separate unaffiliated wafer foundries. The wafer supply agreements, which expire in June 2000 and September 2003, are renewable. In connection with the technology license agreements, the Company is entitled to receive a royalty on sales of products by the foundries, which incorporate the Company's technology into their own products. Initial license fees received under the agreements were non-refundable. As of December 31, 1998, only one foundry has sold products to third parties under its license rights. For the years ended December 31, 1998, 1997 and 1996, revenue recognized under these agreements was approximately $1.8 million, $1.2 million and $619,000, respectively.

                           POWER INTEGRATIONS, INC.

     The Company's end user base is highly concentrated and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of the Company's revenue. For the years ended December 31, 1998, 1997 and 1996, ten customers accounted for approximately 67%, 67% and 64% of net revenues, respectively.

     The following customers accounted for more than 10% of total net revenues:

                                                                           YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
           Customer                                                  1998            1997            1996
           --------                                              ----------      ----------      ----------
           A.....................................................        22%             21%              *
           B.....................................................         *              15%              *
           C.....................................................        13%              *               *

----------------
* less than 10% or no sales to the customer

  Export Sales

     The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. Export sales, which consist of domestic sales to customers in foreign countries are comprised of the following:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                         1998            1997            1996
                                                                      ----------      ----------      ----------
           Japan.................................................         3%              5%             16%
           Taiwan................................................        26%             28%             13%
           Hong Kong.............................................        26%             25%             12%
           Western Europe........................................        15%             12%             19%
           Other.................................................        13%             11%             12%
                                                                       ----            ----            ----
               Total foreign.....................................        83%             81%             72%
                                                                       ====            ====            ====

  Foreign Currency Risk

     During 1995, the Company opened a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the years ended December 31, 1997 and 1996, the Company realized foreign exchange transaction losses of approximately $86,000 and $77,000, respectively. For the year ended December 31, 1998, the Company realized a foreign exchange transaction gain of approximately $35,000. These amounts are included in "other income (expense)," in the accompanying consolidated statements of operations.

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

                           POWER INTEGRATIONS, INC.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term, low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. As of December 31, 1998 and 1997, approximately 67% and 71% of accounts receivable, respectively, were concentrated with ten customers.

3.  BANK LINE OF CREDIT:

     The Company entered into a $10.0 million revolving line of credit agreement with a bank in October 1998. Advances under the agreement bear interest at a fixed rate of the bank's LIBOR rate plus 1.5% per annum or at the bank's variable interest rate. The Company has the option to choose between the two rates. The agreement covers advances for commercial letters of credit and standby letters of credit, provided that at no time will the aggregate sum of all advances exceed $10.0 million. As of December 31, 1998, there were outstanding letters of credit totaling 382,478,000 Japanese yen (approximately $3.4 million). The agreement, which expires on November 30, 2000, restricts the Company from entering into certain transactions and contains certain financial covenants. As of December 31, 1998, there were no borrowings outstanding under the agreement. The Company previously had an $8.0 million revolving line of credit agreement with another bank, which expired on October 10, 1998.

4.  NOTE PAYABLE TO A STOCKHOLDER:

     In May 1996, the Company issued a $3.0 million note payable to a holder of Series C Preferred Stock, with an original maturity date of October 1999 and an interest rate of 12%. The note, which was subordinated in rights of payment to all existing and future indebtedness of the Company, was repaid to the holder in December 1997.

5.  COMMITMENTS:

     The Company leases its facilities under noncancellable operating leases, which expire at various dates through October 2003. The lease for the Company's main corporate facilities expires in October 2003 and contains a conditional five-year option at fair market value to the year 2008. The Company is currently exploring the possibility of leasing additional space to accommodate near term and future requirements. Rent expense under all operating leases was approximately $500,000, $291,000 and $223,000 in 1998, 1997 and 1996,
respectively.

     A significant portion of the Company's machinery and equipment is leased under agreements accounted for as capital leases. The Company leased approximately $1.8 million and $1.6 million of equipment during 1998 and 1997, respectively, under various capital leasing arrangements. In 1998, the Company entered into a new capital lease line of credit agreement, which allows for combined borrowings of up to $4.4 million to finance the acquisition of property and equipment. The capital leasing agreement, which expires on June 30, 1999, bears interest at a fixed rate established at the time of borrowing, which ranged from approximately 6.3% to 7.1% as of December 31, 1998. Approximately $2.6 million was available under this capital leasing agreement as of December 31, 1998.

                           POWER INTEGRATIONS, INC.

     Future minimum lease payments under all noncancellable operating and capital lease agreements as of December 31, 1998 are as follows (dollars in thousands):

     FISCAL YEAR                                                                         OPERATING     CAPITAL
     -----------                                                                         ---------     -------
       1999                                                                                 $  882      $ 2,235
       2000                                                                                    812        1,215
       2001                                                                                    769          571
       2002                                                                                    755          291
       Thereafter                                                                              626           68
                                                                                            ------      -------

        Total minimum lease payments...................................................     $3,844        4,380
                                                                                            ======
        Less: Amounts representing interest on capital leases (6.3% to 14.9%)..........                    (467)
                                                                                                        -------
                                                                                                          3,913
        Less: Current portion..........................................................                  (1,950)
                                                                                                        -------
        Long-term portion..............................................................                 $ 1,963
                                                                                                        =======


6.  STOCKHOLDERS' EQUITY:

  Reincorporation and Reverse Stock Split

     In September 1997, the board of directors approved the reincorporation of the Company in Delaware, which became effective in connection with the Company's initial public offering ("IPO"). Upon completion of the IPO in December 1997, the Company was authorized to issue 40,000,000 shares of $0.001 par value common stock.

     In September 1997, the Company's board of directors approved a one-for-6.8 reverse split of its common stock. All common and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively to give effect to this reverse stock split.

  Preferred Stock

     With the closing of the Company's IPO in December 1997, all of the outstanding convertible preferred stock automatically converted into 7,447,558 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. As of December 31, 1998, the Company was authorized to issue 3,000,000 shares of new $0.001 par value preferred stock, of which none was outstanding as of December 31, 1998.

  1988 Stock Option Plan

     In June 1988, the board of directors approved the 1988 Stock Option Plan (the "1988 Plan"), whereby the board of directors may grant options to key employees, directors and consultants to purchase the Company's common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 50 months. Options granted under the 1988 Plan will remain outstanding in accordance with their terms, but effective July 1997, the board of directors had determined that no further options would be granted under the 1988 Plan.

                           POWER INTEGRATIONS, INC.

  1997 Stock Option Plan

     In June 1997, the board of directors approved the 1997 Stock Option Plan (the "1997 Plan"), whereby the board of directors may grant options to key employees, directors and consultants to purchase the Company's common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. As of December 31, 1998, the 1997 Plan's maximum share reserve is 2,132,227 shares, which is comprised of the sum of (i) 660,745 shares (new shares allocated to the 1997 Plan) and (ii) 1,471,482 shares granted pursuant to the 1988 Plan (the "1988 Plan Options"). The number of shares available for issuance under the 1997 Plan, at any time, is reduced by the number of shares remaining subject to the 1988 Plan Options. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

  1997 Outside Directors Stock Option Plan

     In September 1997, the board of directors approved an Outside Director Stock Option Plan (the "Directors Plan"). A total of 200,000 shares of common stock have been reserved for issuance under the Directors Plan. The Directors Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. The Directors Plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the board of directors. The Directors Plan provides that each current and future nonemployee director of the Company will be granted an option to purchase 15,000 shares of common stock on the effective date or the date on which the optionee first becomes a nonemployee director of the Company after the effective date as the case may be (the "Initial Grant"). Thereafter, each nonemployee director who has served on the board of directors continuously for 6 months will be granted an additional option to purchase 5,000 shares of common stock (an "Annual Grant"). Subject to an optionee's continuous service with the Company, approximately 1/3rd of an Initial Grant will become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve monthly installments beginning in the 25th month after the date of grant, subject to the optionee's continuous service. The exercise price per share of all options granted under the Directors Plan will equal the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a term of ten years and are non-transferable. In the event of certain changes in control of the Company, options outstanding under the Directors Plan will become immediately exercisable and vested in full.

  1998 Nonstatutory Stock Option Plan

     In July 1998, the board of directors approved the 1998 Nonstatutory Stock Option Plan (the "1998 Plan"), whereby the board of directors may grant nonstatutory options to employees and consultants to purchase the Company's common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. As of December 31, 1998, the maximum share reserve under this plan was 500,000 shares. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

                           POWER INTEGRATIONS, INC.

     The following table summarizes option activity under the 1988, 1997, 1998 and Directors Plans:

     (prices are weighted average prices)

                                                                 YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------------------
                                             1998                         1997                         1996
                                  ---------------------------  ---------------------------  ---------------------------
                                     SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                                  -------------  ------------  -------------  ------------  -------------  ------------
Options outstanding,
    beginning of year...........       874,756         $ 2.76     1,296,426          $0.80     1,132,257          $0.70
      Granted...................       658,650          10.15       662,432           2.69       323,970           1.36
      Exercised.................      (137,738)          1.77    (1,049,602)           .55       (27,847)           .94
      Cancelled.................       (62,457)          6.56       (34,500)          1.42      (131,954)          1.16
                                     ---------         ------    ----------          -----     ---------          -----
Options outstanding,
    end of year.................     1,333,211         $ 6.21       874,756          $2.76     1,296,426          $0.80
                                     =========         ======    ==========          =====     =========          =====
Exercisable, end of year........       363,674         $ 2.21       237,629          $0.97       527,782          $0.75
                                     =========         ======    ==========          =====     =========          =====

     Options issued under the 1988, 1997 and 1998 Plans may be exercised at any time prior to their expiration. Options issued under the Directors Plan are exercisable upon vesting. In addition, the Company has the right, upon termination of an optionholder's employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1988, 1997 and 1998 Plans at the original purchase price. Under the terms of the Plans, an option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 1998, an aggregate of 275,579 shares of common stock issued under the 1988, 1997 and 1998 Plans are subject to repurchase by the Company at $.51 to $1.70 per share and a weighted average repurchase price of $1.45 per share.

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

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1998       1997        1996
                                                                                  ---------  ---------  ----------
Net income (loss):
     As reported................................................................    $12,678     $4,762    $(1,341)
     Pro forma..................................................................    $11,599     $4,427    $(1,401)
Basic earnings (loss) per share:
     As reported................................................................    $  1.04     $ 2.52    $ (1.57)
     Pro forma..................................................................    $  0.95     $ 2.34    $ (1.64)
Diluted earnings (loss) per share:
     As reported................................................................    $  0.96     $ 0.51    $ (1.57)
     Pro forma..................................................................    $  0.88     $ 0.47    $ (1.64)

                           POWER INTEGRATIONS, INC.

     The weighted-average grant date fair value of options granted during fiscal years 1998, 1997 and 1996 was $10.15, $1.68 and $0.27, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: risk-free interest rates of 5.25, 6.2 and 6.2 percent, respectively; expected dividend yields of zero percent; expected lives of 1.5 years for 1998 and 4 years for 1997 and 1996; expected volatility of 73%, 70% and zero percent for 1998, 1997 and 1996, respectively.

     The following table summarizes the stock options outstanding at December 31, 1998:

                            OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
---------------------------------------------------------------------------  ---------------------------------------
                           NUMBER            WEIGHTED          WEIGHTED             NUMBER             WEIGHTED
                       OUTSTANDING AT         AVERAGE           AVERAGE         EXERCISABLE AT          AVERAGE
      EXERCISE          DECEMBER 31,         REMAINING         EXERCISE          DECEMBER 31,          EXERCISE
       PRICE                1998               LIFE              PRICE               1998                PRICE
--------------------  -----------------  -----------------  ---------------  --------------------  -----------------
   $ .51--$1.36              407,725               6.08           $ 0.94               265,973              $0.83
   $1.70--$8.50              220,015               8.59           $ 3.89                64,648              $4.02
       $8.75                 503,400               9.50           $ 8.75                    --                 --
   $8.84--$25.06             202,071               9.28           $13.08                33,053              $9.76
                           ---------               ----           ------               -------              -----
   $ .51--$25.06           1,333,211               8.27           $ 6.21               363,674              $2.21
                           =========               ====           ======               =======              =====

  1997 Employee Stock Purchase Plan

     Under the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), 250,000 shares of common stock are reserved for issuance to eligible employees. The Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15 percent of an employee's compensation, at 85% of the lower of the fair market value of the Company's common stock on the first or the last day of each offering period. As of December 31, 1998, 92,127 shares had been purchased and 157,873 shares were reserved for future issuance under the Purchase Plan.

  Stockholder Notes Receivable

     In July 1997, in connection with the purchase of common stock upon exercise of stock options granted to certain officers and employees of the Company, the Company loaned to these officers and employees an aggregate of $405,000, at an interest rate of 6.65% pursuant to Promissory Note and Pledge Agreements. These loans, which are secured by 238,231 shares of common stock, are full recourse notes, and are due in full without regard to the value of the Company's common stock in July 2002, or at the Company's option upon (i) termination of employment with the Company, (ii) a default in the payment of any installment or principal and/or interest when due, (iii) a sale of the pledged stock or (iv) acceleration being reasonably necessary for the Company to comply with any regulations promulgated by the Board of Governors of the Federal Reserve System affecting the extension of credit in connection with the Company's securities. As of December 31, 1998, the unpaid principal portion of these loans was $274,000.

  Deferred Compensation

     In connection with the issuance of stock options to employees and consultants prior to December 1997, the Company recorded deferred compensation in the aggregate amount of approximately $566,000, representing the difference between the fair market value of the Company's common stock and the exercise price of the stock options at the date of grant. The Company is amortizing the deferred compensation expense over the shorter of the period in which the employee, director or consultant provides services or the applicable vesting period, which is typically over 48 months. For the year ended December 31, 1998 and 1997, amortization expense was

                           POWER INTEGRATIONS, INC.

approximately $140,000 and $105,000, respectively. Compensation expense is decreased in the period of forfeiture for any accrued, but unvested compensation arising from the early termination of an option holder's services. No compensation expense related to any other periods presented has been recorded.

  Warrants

     In connection with the issuance of Series E Preferred Stock in 1994, the Company issued warrants for the purchase of Series E Preferred Stock, which upon the completion of the IPO and the reincorporation in Delaware, were automatically converted to purchase 20,728 shares of common stock at $5.74 per share. These warrants were exercised in 1998.

     In connection with an equipment lease agreement entered into during 1993 with a leasing company, the Company issued a warrant for the purchase of preferred stock. Upon the completion of the IPO and the reincorporation in Delaware, the warrant was automatically converted to purchase 16,303 shares of common stock at $3.68 per share. This same warrant provides for the purchase of additional preferred stock, which, upon the completion of the IPO and the reincorporation in Delaware, was automatically converted to purchase 12,551 shares of common stock at $4.78 per share. This warrant is currently exercisable and expires on December 29, 2003. The Company leased additional equipment during 1994 from the same company and, as part of this lease, the Company issued a warrant for the purchase of preferred stock. Upon the completion of the IPO and the reincorporation in Delaware, the warrant automatically converted into a warrant to purchase 12,551 shares of common stock at $4.78 per share. This warrant is currently exercisable and expires on December 27, 2004. In 1995, the Company leased additional equipment from the same company and issued a warrant to purchase preferred stock, which upon the completion of the IPO and the reincorporation in Delaware, automatically converted into a warrant to purchase 24,509 shares of common stock at $3.67 per share. The warrant is currently exercisable and expires on December 27, 2005.

     In connection with an equipment leasing agreement entered into during 1995 with a leasing company, the Company issued a warrant to purchase 41,165 shares of the Company's common stock at $6.34 per share. This warrant was exercised in 1998.

     In connection with obtaining the revolving line of credit agreement with a bank in 1995 (see Note 3), the Company issued the bank warrants to purchase preferred stock. Upon the completion of the IPO and the reincorporation in Delaware, the preferred stock was automatically converted to purchase 146,786 shares of common stock at $3.67 per share. These warrants were exercised in 1998. In connection with the renewal of the line of credit agreement in 1996, the Company issued the bank a warrant to purchase 23,149 shares of common stock at $6.34 per share. This warrant was exercised in 1998.

     In connection with the issuance of a note payable to a stockholder in 1996 (see Note 4), the Company issued a warrant to purchase 176,470 shares of the Company's common stock at $1.36 per share. The warrant may be exercised at any time and expires on May 22, 2002. This warrant was deemed to have an immaterial value at the issuance date, and accordingly, is carried at the amount paid for the warrant in the accompanying consolidated financial statements.

  Shares Reserved

     As of December 31, 1998, the Company had shares of common stock reserved for future issuance as follows:

   Stock Option and Stock Purchase Plans..................................................    1,804,436
   Warrants to Purchase Common Stock......................................................      185,914
                                                                                              ---------
                                                                                              1,990,350
                                                                                              =========

                           POWER INTEGRATIONS, INC.

7.  INCOME TAXES:

     The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 provides for a liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

     The components of the provision for income taxes are as follows (in thousands):

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------
                                                                                     1998         1997         1996
                                                                                  -----------  -----------  -----------
             Current provision:
                Federal.........................................................     $ 1,886      $   262        $   5
                State...........................................................         694           55            3
                Foreign.........................................................          20           16           22
                                                                                     -------      -------        -----
                                                                                       2,600          333           30
                                                                                     -------      -------        -----
             Deferred provision (benefit):
                Federal.........................................................       4,136        1,946         (422)
                State...........................................................        (103)        (404)         (68)
                Foreign.........................................................          --           --           --
                                                                                     -------      -------        -----
                                                                                       4,033        1,542         (490)
                                                                                     -------      -------        -----
             Net increase (decrease) in valuation allowance.....................      (4,033)      (1,345)         490
                                                                                     -------      -------        -----
                                                                                     $ 2,600      $   530        $  30
                                                                                     =======      =======        =====

     The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income (loss) before provision for income taxes as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ----------------------------------
                                                                                     1998        1997        1996
                                                                                  ----------  ----------  ----------
           Provision (benefit) computed at Federal statutory rate...............       35.0%       34.0%      (34.0)%
           Change in valuation allowance........................................      (23.0)      (25.4)       34.0
           Alternative minimum tax..............................................         --         1.1         0.6
           Non deductible expenses and other....................................        4.9          --          --
           Foreign tax..........................................................        0.1         0.3         1.7
                                                                                      -----       -----      ------
                                                                                       17.0%       10.0%        2.3%
                                                                                      =====       =====      ======


            The components of the net deferred income tax asset were as follows (in thousands):

                                                                                                   DECEMBER 31,
                                                                                            --------------------------
                                                                                                1998          1997
                                                                                            -------------  -----------
        Net operating loss carryforwards..................................................       $    --      $ 5,013
        Tax credit carryforwards..........................................................         1,128        1,651
        Inventory reserves................................................................         2,283        1,543
        Accounts receivable allowances....................................................           527          509
        Accrued vacation..................................................................           132          112
        Other cumulative temporary differences............................................         1,072          347
                                                                                                 -------      -------
                                                                                                   5,142        9,175
        Valuation allowance...............................................................        (5,142)      (9,175)
                                                                                                 -------      -------
                                                                                                 $    --      $    --
                                                                                                 =======      =======

                           POWER INTEGRATIONS, INC.

     A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance, the variability of operating results and taxable income.

     As of December 31, 1998, the Company had research and development tax credit carryforwards of approximately $1.0 million. These carryforwards expire in various periods from 2007 to 2018. The United States Tax Reform Act of 1986 contains provisions that limit research and development credits available to be used in any given year upon the occurrence of certain events.

8.  LEGAL PROCEEDINGS:

     In July 1998, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against its largest end user, Motorola. In August 1998, the Company voluntarily dismissed the complaint, and filed a new complaint in the U.S. District Court, District of Delaware, alleging that Motorola has infringed and continues to infringe on two of the Company's circuit patents. The Company seeks, among other things, an order enjoining Motorola from infringing on the Company's patents and an award for damages resulting from the alleged infringement. In October 1998, Motorola asserted various counterclaims against the Company alleging that the Company is infringing on certain of Motorola's patents. The Company believes that Motorola's counterclaims are without merit and intends to vigorously defend itself against such claims.

     Litigation may be necessary to resolve the claims asserted by the Company against Motorola, and to resolve the claims Motorola has asserted against the Company. There can be no assurance that the Company would prevail in any future litigation. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which would have a material adverse effect on the Company's business, financial condition and operating results. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and operating results. Moreover, the laws of certain foreign countries in which the Company's technology is or may in the future be licensed may not protect its intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of the Company's intellectual property.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POWER INTEGRATIONS, INC.



Dated: March 16, 1999                   By: /s/  Robert G. Staples
                                           -------------------------------------
                                                 Robert G. Staples
                                              Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard F. Earhart and Robert G. Staples his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                            /s/ HOWARD F. EARHART
Dated: March 16, 1999                   By:-------------------------------
                                            Howard F. Earhart
                                            President, Chief Executive Officer
                                            and Director (Principal Executive
                                            Officer)

                                            /s/ ROBERT G. STAPLES
Dated: March 16, 1999                   By:-------------------------------
                                            Robert G. Staples
                                            Chief Financial Officer
                                            (Principal Financial and Principal
                                                          Accounting Officer)

                                            /s/ Dr. EDWARD C. ROSS
Dated: March 16, 1999                   By:-------------------------------
                                            Dr. Edward C. Ross
                                            Director

                                            /s/ DR. WILLIAM DAVIDOW
Dated: March 16, 1999                   By:-------------------------------
                                            Dr. William Davidow
                                            Director

                                            /s/ E. FLOYD KVAMME
Dated: March 16, 1999                   By:-------------------------------
                                            E. Floyd Kvamme
                                            Director

                                            /s/ STEVEN J. SHARP
Dated: March 16, 1999                   By:-------------------------------
                                            Steven J. Sharp
                                            Director

                            POWER INTEGRATIONS, INC

                                   EXHIBITS
                                      TO
                            FORM 10-K ANNUAL REPORT

                              FOR THE YEAR ENDED
                               DECEMBER 31, 1998


EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------

       3.1 Restated Certificate of Incorporation (we also filed in our Current Report on Form 8-K filed with the SEC on March 12, 1999, a Certificate of Designation which amends this Restated Certificate).

       3.2*++       By-Laws, as amended February 24, 1999.

       4.1* Fifth Amended and Restated Rights Agreement dated April 27, 1995, as amended, by and among us and certain of our investors.

       4.2* Investors' Rights Agreement dated as of May 22, 1996 between us and Hambrecht & Quist Transition Capital, LLC.

      10.1* Form of Indemnification Agreement for directors and officers.

      10.2*         1988 Stock Option Plan and forms of agreements thereunder.

      10.3*         1997 Stock Option Plan and forms of agreements thereunder.

      10.4* 1997 Outside Directors Stock Option Plan and forms of agreements thereunder.

      10.5* 1997 Employee Stock Purchase Plan and forms of agreements thereunder.

      10.6* Amended Technology License Agreement dated as of June 29, 1995, as amended on April 1, 1997 between us and Matsushita.

      10.7* Amended Wafer Foundry Agreement dated as of June 29, 1997, between us and Matsushita.

      10.9* Master Equipment Lease Agreement dated as of February 11, 1997 among us and Finova Technology Finance, Inc.

      10.10* Master Lease Agreement dated as of September 3, 1996 between us and Leasing Technologies International, Inc.

      10.11* Master Equipment Lease Agreement dated as of November 17, 1995 between us and Lighthouse Capital Partners, L.P.

      10.12* Master Equipment Lease Agreement dated as of December 29, 1993, as amended, between us and MMC/GATX Partnership No. 1.

      10.14*        Founder Stock Purchase Agreement between us and Steven J.
                    Sharp dated as of April 13, 1988.

      10.15*        Founder Stock Purchase Agreement between us and Klas H.
                    Eklund dated as of April 13, 1988.

      10.16*        Founder Stock Purchase Agreement between us and Arthur E.
                    Fury dated as of April 13, 1988.

      10.18** Industrial Building Lease between us and Mathilda Development, a California limited partnership, dated as of June 3, 1998.

      10.21+ Wafer Supply Agreement between us and OKI, dated as of October 1, 1998.

      10.22+ Master Equipment Lease Agreement between us and Metlife Capital Limited Partnership, dated as of July 31, 1998.

      10.23 Loan Agreement between us and Union Bank of California, N.A., dated as of October 16, 1998.

      11.1 Statements of Computation of Pro Forma Common Shares and Equivalents (see footnote 2 to our consolidated financial statements).

      21.1*         List of subsidiaries.

      23.1          Consent of Independent Public Accountants.

      24.1          Power of Attorney (See signature page).

      27.1          Financial Data Schedule.

     _____________
     * As filed with the SEC in our Registration Statement on Form S-1 on September 11, 1997.

     ** As filed with the SEC in our quarterly report on Form 10-Q on August 12, 1998.

     + As filed with the SEC in our quarterly report on Form 10-Q on November 10, 1998.

     ++ We filed an amendment to the Bylaws with the SEC in our Current Report on Form 8-K on March 12, 1999.