Form 10-Q
period 1999-03-31
POWER INTEGRATIONS INC
filed 1999-05-10
CIK 833640

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ____________________
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999
or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________
     to ______________
                         Commission File Number 0-23441
                         _____________________________
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at April 30, 1999
        -----------------------------            ------------------------------
        Common Stock, $.001 par value                    12,844,299 shares



================================================================================

                            POWER INTEGRATIONS, INC.

                               TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                          Page

      Item 1. Financial Statements.

              Condensed Consolidated Balance Sheets                          3

              Condensed Consolidated Statements of Operations                4

              Condensed Consolidated Statements of Cash Flows                5

              Notes To Condensed Consolidated Financial Statements           6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     10


PART II.   OTHER INFORMATION

      Item 1. Legal Proceedings                                             24

      Item 2. Changes in Securities and Use of Proceeds                     24

      Item 3. Defaults upon Senior Securities                               24

      Item 4. Submission of Matters to Vote of Security Holders             24

      Item 5. Other Information                                             24

      Item 6. Exhibits and Reports on Form 8-K                              24

SIGNATURES                                                                  26

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            POWER INTEGRATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        March 31,     December 31,
                                                                                           1999            1998
                                                                                      -----------     -----------
                                                                                      (unaudited)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................................     $ 11,436        $ 24,176
   Short-term investments...........................................................       37,419          20,242
   Accounts receivable..............................................................        6,021           4,640
   Inventories......................................................................        8,242           8,845
   Prepaid expenses and other current assets........................................        2,222             812
                                                                                      -----------     -----------
           Total current assets.....................................................       65,340          58,715
                                                                                      -----------     -----------

PROPERTY AND EQUIPMENT, net.........................................................        6,948           6,339
                                                                                      -----------     -----------
                                                                                         $ 72,288        $ 65,054
                                                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of capitalized lease obligations.................................     $  1,801        $  1,950
   Accounts payable.................................................................        6,618           5,866
   Accrued payroll and related expenses.............................................        1,887           2,394
   Taxes payable and other accrued liabilities......................................        5,031           2,951
   Deferred income on sales to distributors.........................................        2,266           2,566
                                                                                      -----------     -----------
           Total current liabilities................................................       17,603          15,727
                                                                                      -----------     -----------

CAPITALIZED LEASE OBLIGATIONS, net of current portion...............................        1,655           1,963
                                                                                      -----------     -----------

STOCKHOLDERS' EQUITY:
   Common stock.....................................................................           13              12
   Additional paid-in capital.......................................................       58,055          57,289
   Common stock warrants............................................................           12              12
   Stockholder notes receivable.....................................................         (269)           (274)
   Deferred compensation............................................................         (286)           (321)
   Cumulative translation adjustment................................................          (92)            (57)
   Accumulated deficit..............................................................       (4,403)         (9,297)
                                                                                      -----------     -----------
           Total stockholders' equity...............................................       53,030          47,364
                                                                                      -----------     -----------
                                                                                         $ 72,288        $ 65,054
                                                                                      ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (In thousands, except per share amounts)


                                              Three Months Ended
                                                   March 31,
                                             --------------------
                                               1999         1998
                                             --------    --------
NET REVENUES:
  Product sales.............................  $20,446     $13,902
  License fees and royalties................      375         524
                                             --------    --------
     Total net revenues.....................   20,821      14,426
                                             --------    --------

COST OF REVENUES............................    9,467       7,976
                                             --------    --------

GROSS PROFIT................................   11,354       6,450
                                             --------    --------

OPERATING EXPENSES:
  Research and development..................    2,336       1,559
  Sales and marketing.......................    2,475       1,889
  General and administrative................    1,369         548
                                             --------    --------
     Total operating expenses...............    6,180       3,996
                                             --------    --------

INCOME FROM OPERATIONS......................    5,174       2,454
                                             --------    --------

OTHER INCOME, net...........................      584         187
                                             --------    --------

INCOME BEFORE PROVISION FOR
 INCOME TAXES...............................    5,758       2,641

PROVISION FOR INCOME TAXES..................      864         663
                                             --------    --------

NET INCOME..................................  $ 4,894     $ 1,978
                                             --------    --------

EARNINGS PER SHARE:
  Basic.....................................    $0.39       $0.16
                                             --------    --------
  Diluted...................................    $0.36       $0.15
                                             --------    --------

SHARES USED IN PER SHARE CALCULATION:
  Basic.....................................   12,641      12,080
                                             --------    --------
  Diluted...................................   13,757      13,130
                                             ========    ========
  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (In thousands)

                                                                                       Three Months Ended March 31,
                                                                                     ------------------------------
                                                                                          1999            1998
                                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................................       $  4,894         $  1,978
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization...................................................            751              701
  Deferred compensation expense...................................................             35               35
  Provision for accounts receivable and other allowances..........................            107              119
  Deferred tax provision..........................................................         (1,440)              --
  Change in operating assets and liabilities:
     Accounts receivable..........................................................         (1,488)            (345)
     Inventories..................................................................            603           (1,318)
     Prepaid expenses and other current assets....................................             30             (137)
     Accounts payable.............................................................            752             (597)
     Accrued liabilities..........................................................          1,538              459
     Deferred income on sales to distributors.....................................           (300)           1,055
                                                                                     -------------    -------------
        Net cash provided by operating activities.................................          5,482            1,950
                                                                                     -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............................................         (1,360)          (1,401)
  Purchases of short-term investments.............................................        (23,843)         (22,923)
  Proceeds from sales and maturities of short-term investments....................          6,666            2,962
                                                                                     -------------    -------------
        Net cash used in operating activities.....................................        (18,537)         (21,362)
                                                                                     -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock......................................            767              (40)
  Proceeds from stockholder note repayment........................................              5               --
  Principal payments under capitalized lease obligations..........................           (457)            (505)
                                                                                     -------------    -------------
        Net cash provided by (used in) financing activities.......................            315             (545)
                                                                                     -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.........................................        (12,740)         (19,957)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................         24,176           25,553
                                                                                     -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................       $ 11,436         $  5,596
                                                                                     =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................................................       $     85         $    113
                                                                                     =============    =============
  Cash paid for income taxes......................................................       $    282         $    103
                                                                                     =============    =============

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

   While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements for the year ended December 31, 1998 included in its Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Cash and Cash Equivalents and Short-Term Investments

   The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of March 31, 1999, the Company's short-term investments consisted of U.S. Government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held to maturity and were valued using the amortized cost method which approximates market.

  Revenue Recognition

   Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by the distributors. As a result of the Company's distributor agreements, the Company defers recognition of revenue and the proportionate costs of revenues derived from sales to distributors until the distributors resell the Company's products to their customers. The margin deferred as a result of this policy is reflected as "deferred income on sales to distributors" in the accompanying condensed consolidated balance sheets.

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

  Segment Reporting

   During 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog circuits for use in the AC to DC power conversion market.

                            POWER INTEGRATIONS, INC.

  New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial statements.

3. INVENTORIES:

   Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                              March 31,    December 31,
                                1999           1998
                        ------------------------------
   Raw materials........      $ 2,102        $ 3,132
   Work-in-process......        2,406          2,901
   Finished goods.......        3,734          2,812
                               ------         ------
                              $ 8,242        $ 8,845
                               ======         ======

4. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

  Customer Concentration

   The Company's end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company's net revenues. For the three months ended March 31, 1999 and 1998, ten customers accounted for approximately 71% and 66% of total net revenues, respectively.

   The following customers accounted for more than 10% of total net revenues:

                                           Three Months Ended
                                               March 31,
                                         ----------------------
                  Customer                1999            1998
                  --------               ----------------------
                  A.............           23%             19%
                  B.............            *              14%
                  C.............           12%              *

----------------
*  less than 10% or no sales

                            POWER INTEGRATIONS, INC.

  Export Sales

   The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

                               Three Months Ended
                                   March 31,
                            -----------------------
                              1999            1998
                            -----------------------
   Japan...............         3%              4%
   Taiwan..............        12%             26%
   Hong Kong/China.....        25%             20%
   Korea...............        17%              6%
   Western Europe......        16%             16%
   Other...............         8%              6%
                              ----            ----
   Total foreign.......        81%             78%
                              ====            ====


5. EARNINGS PER SHARE:

   Earnings per share are calculated in accordance with SFAS No. 128 "Earnings per Share". SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants computed using the treasury stock method.

   The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                         Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                         1999          1998
                                                      -----------------------

Basic earnings per share:
  Net income.......................................    $ 4,894       $ 1,978
                                                      ---------     ---------
  Weighted average common shares...................     12,641        12,080
                                                      ---------     ---------
     Basic earnings per share......................    $  0.39       $  0.16
                                                      =========     =========

Diluted earnings per share:
  Net income.......................................    $ 4,894       $ 1,978
                                                      ---------     ---------
  Weighted average common shares...................     12,641        12,080
  Weighted average common share equivalents:
     Options.......................................        921           725
     Employee stock purchase plan..................         22            --
     Warrants......................................        173           325
                                                      ---------     ---------
  Diluted weighted average common shares...........     13,757        13,130
                                                      ---------     ---------
        Diluted earnings per share.................    $  0.36       $  0.15
                                                      =========     =========

                            POWER INTEGRATIONS, INC.

6. PROVISION FOR INCOME TAXES:

   Income tax expense for the three-month periods ended March 31, 1999 and 1998 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company's effective tax rate for the quarter ended March 31, 1999 is primarily due to the beneficial impact of deferred taxes resulting from a reduction in the valuation allowance of $1.4 million.

7. LEGAL PROCEEDINGS:

   In July 1998, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against its largest end user, Motorola. In August 1998, the Company voluntarily dismissed the complaint, and filed a new complaint in the U.S. District Court, District of Delaware, alleging that Motorola has infringed and continues to infringe on two of the Company's circuit patents. The Company seeks, among other things, an order enjoining Motorola from infringing on the Company's patents and an award for damages resulting from the alleged infringement. In October 1998, Motorola asserted various counterclaims against the Company, alleging that the Company is infringing on certain of Motorola's patents. The Company believes that Motorola's counterclaims are without merit and intends to vigorously defend itself against such claims. The trial is currently scheduled to commence in October 1999.

   Litigation may be necessary to resolve the claims asserted by the Company against Motorola, and to resolve the claims Motorola has asserted against the Company. There can be no assurance that the Company will prevail in any future litigation. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's business, financial condition and operating results. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This Management's Discussion and Analysis of Financial Condition and Operating results includes a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Risk Factors" and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

   The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 1998.

Overview

   We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use in AC to DC power conversion markets. We have targeted high-volume power supply markets, including the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer and industrial electronics markets. Our initial focus is on those markets that are sensitive to size, portability, energy efficiency and time-to-market. We believe our patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, we announced the TinySwitch family of integrated circuits for power supplies used in a broad range of electronic products. TinySwitch ICs incorporating our new EcoSmart technology enable a new class of light, compact, energy-efficient power supplies. This new family of ICs is designed to reduce energy leakage from power supplies.

Results of Operations

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                        Percentage of
                                                    Total Net Revenues for
                                                      Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                     1999            1998
                                                  ----------      ---------
Net revenues:
  Product sales...............................         98.2%          96.4%
  Royalties...................................          1.8            3.6
                                                  ----------      ---------
     Total net revenues.......................        100.0          100.0
                                                  ----------      ---------
Cost of revenues..............................         45.5           55.3
                                                  ----------      ---------
Gross profit..................................         54.5           44.7
                                                  ----------      ---------
Operating expenses:
  Research and development....................         11.2           10.8
  Sales and marketing.........................         11.9           13.1
  General and administrative..................          6.6            3.8
                                                  ----------      ---------
     Total operating expenses.................         29.7           27.7
                                                  ----------      ---------
Income from operations........................         24.8           17.0
Other income, net.............................          2.8            1.3
                                                  ----------      ---------
Income before provision for income taxes......         27.6           18.3
                                                  ----------      ---------
Provision for income taxes....................          4.1            4.6
                                                  ----------      ---------
Net income....................................         23.5%          13.7%
                                                  ==========      =========

Comparison of the Three Months Ended March 31, 1999 and 1998


   Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the first quarter ended March 31, 1999 were $20.8 million compared to $14.4 million for the first quarter of 1998, an increase of $6.4 million, or 44%.

   Net revenues from product sales represented $20.4 million and $13.9 million in the first quarter of 1999 and 1998, respectively. The increase in net revenues from product sales for the three months ended March 31, 1999 was due primarily to strong demand for our products in the cellular phone charger market, which has historically shown weakness in the first quarter of the year. Higher sales volume of the TOPSwitch family of products across a larger customer base also contributed to the increase. In total, sales of our TOPSwitch and TinySwitch products accounted for 96% of net product revenues in the quarter. Revenue from royalties was $375,000 for the first quarter of 1999, compared to $524,000 for the first quarter of 1998.

   International sales were $16.8 million in the first quarter of 1999 compared to $11.2 million for the same period in 1998, an increase of $5.6 million, or 50%, which represented 81% of our net revenues compared to 78% in the comparable period of 1998. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 64% and 66% of product sales for the three months ended March 31, 1999 and 1998, respectively. We expect international sales to continue to account for a large portion of our net revenues.

   Direct sales for the first quarter of 1999 were divided approximately 45% to distributors and 55% to OEMs and power supply merchants, compared to approximately 48% to distributors and 52% to OEMs and power supply merchants for the same quarter in 1998. For the quarter ended March 31, 1999, sales to two customers accounted for 23% and 12% of net revenues, and for the quarter ended March 31, 1998, one of the same customers accounted for 19% of net revenues and another customer accounted for 14% of net revenues.

   The exact dollar amounts and percentages of sales to end customers are difficult to ascertain because most of those sales occur through distributors or indirectly through sales to merchant power supply manufacturers which, in turn, sell power supplies to OEMs. However, we estimate that direct and indirect sales to Motorola, who is our largest end user, accounted for approximately 17% and 6% of net revenues for the quarters ended March 31, 1999 and 1998, respectively. Direct sales to Motorola were approximately 12% and 3% of our net revenues for the quarters ended March 31, 1999 and 1998, respectively.

   Cost of revenues; Gross profit.   Gross profit is equal to net revenues less
cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the first quarter of 1999 was $11.4 million, or 54.5%, of net revenues, compared to $6.5 million, or 44.7%, of net revenues for the same period in 1998. The increase in gross profit for the three months ended March 31, 1999 was primarily due to efficiencies achieved from increased sales volume, lower prices for wafers, weaker Japanese yen and better manufacturing yields due to improved test equipment. There can be no assurance that these or other factors will have a favorable impact on our gross profit in future periods.

   Research and development expenses.   Research and development expenses
consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the first quarter of 1999 were $2.3 million compared to $1.6 million for the same period in 1998, an increase of $700,000, or 50%, which represented 11.2% and 10.8% of our net revenues, respectively. The increase for the three months ended March 31, 1999 was primarily due to increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials caused by the transition of foundry manufacturing processes. We expect research and development expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

   Sales and marketing expenses.   Sales and marketing expenses consist
primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses for the first quarter of 1999 were $2.5 million compared to $1.9 million for the same period in 1998, an increase of $600,000, or 31%, which represented 11.9% and 13.1% of our net revenues, respectively. The increase for the three months ended March 31, 1999 was primarily a result of the addition of personnel to support increased sales, and to increase the availability of field application engineers. We expect that sales and marketing expenses will continue to increase in absolute dollars, but will fluctuate as a percentage of our net revenues.

   General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources, and general management, and consulting, outside services, legal and auditing expenses. For the quarters ended March 31, 1999 and 1998, general and administrative expenses were $1.4 million and $548,000, respectively, which represented 6.6% and 3.8% of our net revenues, respectively. This increase in spending is primarily attributable to increased professional and legal expenses related to our patent infringement lawsuit filed against Motorola. We expect general and administrative expenses to continue to increase in absolute dollars, and may increase as a percentage of our net revenues depending on our patent infringement lawsuit against Motorola.

   Other income, net.   Other income, net, for the first quarter of 1999
increased by $397,000 over the same period in 1998. The increase for the three months ended March 31, 1999 was due primarily to additional interest income from an increase in short-term investments in 1999.

   Provision for income taxes.   Provision for income taxes represents Federal,
state and foreign taxes. The provision for income taxes was $864,000 for the first quarter of 1999 compared to $663,000 for the same period in 1998. The estimated effective tax rate for 1999 is 15% compared to 25% used in the same quarter for 1998. The difference between the statutory rate and our effective tax rate for 1999 is primarily due to the beneficial impact of deferred taxes resulting from a reduction in the valuation allowance.

Liquidity and Capital Resources

   At March 31, 1999, we had approximately $48.9 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by the foundries to us. The balance of this credit line is unused and available. The line of credit agreement contains financial covenants and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent. We have financed a significant portion of our machinery and equipment through capital equipment leases. There was no additional equipment financing during the three months ended March 31, 1999.

   As of March 31, 1999, we had working capital, defined as current assets less current liabilities, of approximately $47.7 million, which was an increase of approximately $4.7 million over December 31, 1998. Our operating activities generated cash of $5.5 million and $2.0 million in the quarters ended March 31, 1999 and 1998, respectively. Cash generated in the first quarter of 1999 was principally the result of net income in the amount of $4.9 million, depreciation and amortization, and an increase in accrued liabilities, partially offset by increases in accounts receivable and deferred tax provision. Cash generated in the first quarter of 1998 was principally the result of net income and an increase in deferred revenue; offset by increases in accounts receivable and inventories.

   Our investing activities were a net transfer from cash and cash equivalents to short-term investments of $17.2 million and $20 million in the quarters ended March 31, 1999 and 1998, respectively.

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

   Assessment. The year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Accordingly, we have organized a program team responsible for monitoring the assessment and remediation status of our year 2000 projects and reporting such status to our board of directors. This project team is currently assessing the potential effect and costs of remediating the year 2000 problem for our internal systems. To date, we have not obtained verification or validation from any independent third parties of our processes to assess and correct any of our year 2000 problems or the costs associated with these activities. We do not believe that the scope of our program warrants this time and expense.

   Products. We have evaluated the functionality of our past and present products with respect to any year 2000 problems and have determined that none of our past or present products utilize date-related functions and, therefore, have no year 2000 problems.

   Internal Infrastructure. We have completed an inventory of our computers, software applications, and production equipment used in connection with our internal operations and we have categorized such systems as critical or non-critical. We expect to complete the process of modifying, upgrading, and replacing non-compliant systems categorized as critical, which began during 1998, during the first half of 1999.

   Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems, and other common devices may be affected by the year 2000 problem. We expect to have identified relevant year 2000 issues for such systems and equipment and to have completed the necessary upgrading during the first half of 1999.

   We estimate the total cost to us of completing any required modifications, upgrades or replacements of our internal systems, beyond expenditures planned to meet the needs for managing our growth, to be approximately 350,000, almost all of which we believe will be incurred during 1999. This estimate is being monitored and we will revise it, as additional information becomes available.

   Based on the activities described above, we do not believe that the year 2000 problem will have a material adverse effect on our business or operating results. In addition, we have not deferred any material information technology projects as a result of our year 2000 problem activities.

   Suppliers. We are in the process of contacting third-party suppliers of components used in the manufacture of our products to identify and, to the extent possible, resolve issues involving the year 2000 problem. We have categorized our suppliers as critical or non-critical and we intend to verify the status of the materials, parts or products from all critical suppliers as well as their continued performance into the year 2000 during the third quarter of 1999. However, we have limited or no control over the actions of these third-party suppliers. Thus, while we expect that we will be able to resolve any significant year 2000 problems with these third parties, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to resolve year 2000 problems with their systems, on a timely basis, could have a material adverse effect on our business, operating results and financial condition.

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

   Worst case year 2000 scenario. While it is impossible to evaluate every aspect of year 2000 compliance, we believe the worst case scenario related to year 2000 compliance issues would be the failure of a sole or limited source supplier to be year 2000 compliant. The failure of one of these suppliers to be year 2000 compliant could seriously interrupt the flow of materials into the manufacturing process and therefore delay the manufacture and sale of our products. However, due to the general uncertainty inherent in the year 2000 computer problem resulting from the uncertainty of the year 2000 readiness of third-party suppliers, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our business.

   Contingency Plans. We are currently developing contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. We expect to complete the development of our contingency plans during the third quarter of 1999. Depending on the systems affected, these plans could include:

   .  accelerated replacement of affected equipment or software;

   .  short-to medium-term use of backup equipment and software;

   .  increased work hours for our personnel; and

   . use of contract personnel on an accelerated schedule to correct any year 2000 problems that arise or to provide manual workarounds for information systems.

   Our implementation of any of these contingency plans could have a material adverse effect on our business, operating results and financial condition.

   Disclaimer. The discussion of our efforts and expectations relating to year 2000 compliance are forward-looking statements. Our ability to achieve year 2000 compliance and the level of incremental costs associated therewith could be adversely affected by, among other things, the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We do not expect that the adoption of SFAS No. 133 will have a material impact on our financial statements.

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

   The table below presents principal amounts and related weighted average interest rates for our investment portfolio at March 31, 1999. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

                                                             Average
                                               Carrying      Interest
                                                Amount         Rate
                                             -----------   -----------
Cash Equivalents:
  U.S. corporate securities...............     $  2,008         5.32%
                                             -----------   -----------

       Total cash equivalents.............        2,008         5.32%
                                             -----------   -----------

Short-term Investments:
  U.S. corporate securities...............       31,694         5.72%
  U.S. Government securities..............          959         5.16%
  Foreign securities......................        4,096         6.60%
                                             -----------   -----------

       Total short-term investments.......       36,749         5.87%
                                             -----------   -----------

       Total investment securities........     $ 38,757         5.63%
                                             ===========   ===========

   Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Japan and Western Europe. Currently, we dot not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts as the foreign currency transactions and risks to date have not been significant.

Factors That May Affect Future Results of Operations

   Our future results of operations are dependent upon a number of factors, including those described below. For a complete description of such factors, see our Form 10-K for the year ended December 31, 1998.

   Our Operating Results Fluctuate and Are Unpredictable. Our net revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of our control, and may fluctuate significantly in the future.

   .    Our Operating Results Depend on the Volume and Timing of Orders
     Received. Our revenues and operating results are substantially dependent upon the volume and timing of orders received from our customers. We have historically experienced lengthy sales cycles, which limit our visibility regarding future financial performance. We are also subject to the risks to which the markets for our customers' or end users' products are subject, and to technological or other changes in those markets which may affect customer-buying patterns. In addition, the ordering patterns of some of our existing large customers have been unpredictable in the past, and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. Our business is characterized by short-term customer orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. We have in the past experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time in the future.

   .    Our Operating Results Are Subject to Competitive Pressures on Selling
     Prices. Our revenues and operating results are also subject to competitive pressures on selling prices. Historically, average selling prices of products in the semiconductor and the high-voltage AC to DC power supply industries have decreased over the lives of the products. If we are unable to successfully introduce new products with higher average selling prices or are unable to reduce manufacturing costs to offset expected decreases in the prices of our existing products; our operating margins will be adversely affected.

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

  We Are Highly Dependent on a Limited Number of Customers. Our end user base is highly concentrated, and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, account for a significant portion of our revenue. We expect to continue to be dependent upon a relatively limited number of customers for a significant portion of our net revenues in future periods. Also, no customer is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period. Our products are typically one of many components used in a larger product produced by our customers. Demand for our products is therefore subject to many risks beyond our control, including, among others:

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

   Matsushita Has Certain Licenses to Our Technology Which They May Use to Our Detriment. Matsushita currently manufactures and sells its versions of our TOPSwitch families of products under the right, exclusive during the term of the contract as to other Japanese companies, except OKI and their subsidiaries, granted by us to manufacture and sell products using our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. In certain circumstances, these products are redistributed by the Japanese customers to their manufacturing operations in other regions. Beginning in April 1997, we agreed not to sell our products in Japan to new customers. We receive royalties on sales by Matsushita, although such royalties are substantially lower than the gross profit we would receive on direct sales. In addition, the royalties paid by Matsushita are denominated in Japanese yen and are subject to risks inherent in exchange rate fluctuations. Although we engage in sales, marketing and support activities to encourage sales by Matsushita, should Matsushita fail to adequately promote and deliver our products, our ability to take advantage of the potentially large Japanese market for our products could be severely limited. Should we fail to negotiate acceptable royalty-bearing extensions to our contract with Matsushita, we would need to expend substantial effort and expense to establish ourselves in this market directly or through a different partner. There can be no assurance that we would not lose customers for Matsushita's products during such a transition. In addition, the licenses to Matsushita for many important aspects of our technology are perpetual. We cannot assure you that Matsushita will not use these technology rights to develop or market competing products following any termination of their relationships with us or after termination of Matsushita's royalty obligation to us.

   Our International Sales Subject Us to Substantial Risks. Sales to customers outside of the United States account for a large portion of our net revenues. These sales involve a number of inherent risks, including:

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

   Our Products Must Meet Exacting Specifications, and Undetected Defects and Failures May Occur. The fabrication and assembly of ICs is a highly complex and precise process. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that our products must meet. ICs as complex as those we sell often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. We have from time to time in the past experienced product quality, performance or reliability problems. We cannot guarantee that defects or failures will not occur in the future relating to our product quality, performance and reliability that may have a material adverse effect on our operating results. If such defects and failures occur, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would materially adversely affect our business, financial condition or operating results.

   The High-Voltage Power Supply Industry is Extremely Competitive and Highly Price-Sensitive. The high-voltage power supply industry is intensely competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for our products is cost effectiveness. Our products face competition from alternative technologies, including traditional linear transformers and discrete switcher power supplies. We believe that at current pricing, our high-voltage power conversion IC families of products offer favorable cost-performance benefits compared to the competition. However, there has recently been sizeable over capacity of discrete components, which resulted in significant price erosion for these products. Continued significant erosion in the price of competing products, such as high-voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of our products. Also, older alternative technologies to switchers are more cost-effective than discrete switchers and integrated switchers that use our products in certain power ranges for certain applications. If power requirements for certain applications in which our products are currently utilized, such as battery chargers for cellular telephones, drop below certain power levels, these older alternative technologies can be used more cost effectively than TOPSwitch-based switchers. We are continuing our efforts to enhance the cost effectiveness of integrated switchers in the lower power ranges but we cannot guarantee that we will be successful in these efforts.

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

   In July 1998, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against our largest end user, Motorola. In August 1998, we voluntarily dismissed the complaint, and filed a new complaint in the U.S. District Court, District of Delaware, alleging that Motorola has infringed and continues to infringe on two of our circuit patents. We seek, among other things, an order enjoining Motorola from infringing on our patents and an award for damages resulting from the alleged infringement. In October 1998, Motorola asserted various counterclaims against us, alleging that we are infringing on certain of Motorola's patents. We believe that Motorola's counterclaims are without merit and intend to vigorously defend ourselves against these claims. The trial is currently scheduled to commence in October 1999.

   Litigation may be necessary to resolve the claims we have asserted against Motorola and to resolve the claims Motorola has asserted against us. There can be no assurance that we will prevail in any future litigation. Any litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which could have a material adverse effect on our business, financial condition and operating results. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results.

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

   Our Future Success Depends On Our Successful Management of Growth. We have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on our resources. To accommodate this growth, we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our internal management systems, which may require substantial management efforts. Such efforts may not be accomplished successfully. In addition, any future periods of rapid growth or expansion could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Relationships with new customers generally require significant engineering support. As a result, any increase in the number of customers using our technology will increase the strain on our resources, particularly our engineers. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our products and to remain competitive. In addition, the rapid rate of hiring new employees could be disruptive and adversely affect the efficiency of our research and development process. Any failure to improve our operational, financial and management systems, or to hire, train, motivate or manage our employees, could have a material adverse effect on our business, financial condition and operating results.

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

   We Have Adopted Certain Anti-Takeover Measures Which May Make it More Difficult for a Third Party to Acquire Us. Our board of directors has the authority to issue up to 3,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intention to issue shares of preferred stock. Further, on February 24, 1999, our board of directors adopted a preferred stock purchase rights plan intended to guard against certain takeover tactics. The adoption of this plan was not in response to any proposal to acquire us, and the board is not aware of any such effort. The existence of this plan could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, certain provisions of our certificate of incorporation may have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock. These provisions provide, among other things, that:

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

   Our Stock Price Has Been Volatile. Our common stock has been, and is likely to be, volatile. Factors such as future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons, which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts may materially adversely affect the market price of our common stock. Moreover, the trading prices of many high technology stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms. We cannot assure you that the trading price of our common stock will remain at or near the price at which you may have purchased it.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   In July 1998, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against our largest end user, Motorola. In August 1998, we voluntarily dismissed the complaint, and filed a new complaint in the U.S. District Court, District of Delaware, alleging that Motorola has infringed and continues to infringe on two of our circuit patents. We seek, among other things, an order enjoining Motorola from infringing on our patents and an award for damages resulting from the alleged infringement. In October 1998, Motorola asserted various counterclaims against us, alleging that we are infringing on certain of Motorola's patents. We believe that Motorola's counterclaims are without merit and intend to vigorously defend ourselves against these claims. The trial is currently scheduled to commence in October 1999.

   Litigation may be necessary to resolve the claims we have asserted against Motorola and to resolve the claims Motorola has asserted against us. There can be no assurance that we will prevail in any future litigation. Any litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which could have a material adverse effect on our business, financial condition and operating results. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results.

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

               The following exhibits are attached hereto and filed herewith:

               10.24* Amendment Number One, dated as of February 26, 1999, to the Wafer Supply Agreement between the Company and OKI, dated as of October 1, 1998.

               27.1  Financial Data Schedule.


       b.   Reports on Form 8-K.

       Form 8-K filed on March 12, 1999 with the Securities and Exchange Commission.

       Form 8-K/A filed on March 22, 1999 with the Securities and Exchange Commission.

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



                                  POWER INTEGRATIONS, INC.


                                     /s/   Robert G. Staples
Dated:   May 10, 1999             By:__________________________
                                     Robert G. Staples
                                     Chief Financial Officer