Form 10-Q
period 1999-06-30
POWER INTEGRATIONS INC
filed 1999-08-10
CIK 833640

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                          ____________________________
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999
or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________
     to ______________
                         Commission File Number 0-23441
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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at July 31, 1999
      ---------------------------------   ------------------------------------
        Common Stock, $.001 par value                 13,155,875 shares

================================================================================

                            POWER INTEGRATIONS, INC.

                               TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION                                                                                             Page

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets                                                                              3


                Condensed Consolidated Statements of Operations                                                                    4


                Condensed Consolidated Statements of Cash Flows                                                                    5


                Notes To Condensed Consolidated Financial Statements                                                               6


       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                                             10


       Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                        24


PART II.      OTHER INFORMATION

       Item 1.  Legal Proceedings                                                                                                 25


       Item 2.  Changes in Securities and Use of Proceeds                                                                         25


       Item 3.  Defaults upon Senior Securities                                                                                   25


       Item 4.  Submission of Matters to Vote of Security Holders                                                                 25


       Item 5.  Other Information                                                                                                 26


       Item 6.  Exhibits and Reports on Form 8-K                                                                                  26


SIGNATURES                                                                                                                        27


TOPSwitch, TinySwitch and EcoSmart are trademarks of Power Integrations, Inc.

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            POWER INTEGRATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                         June 30,      December 31,
                                                                                           1999            1998
                                                                                      -------------   --------------

                                                                                      (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................................        $ 7,882         $24,176
   Short-term investments...........................................................         43,632          20,242
   Accounts receivable..............................................................          7,700           4,640
   Inventories......................................................................          8,284           8,845
   Prepaid expenses and other current assets........................................          3,953             812
                                                                                      -------------   --------------

         Total current assets.......................................................         71,451          58,715
                                                                                      -------------   --------------


PROPERTY AND EQUIPMENT, net.........................................................          8,065           6,339
                                                                                      -------------   --------------

                                                                                            $79,516         $65,054
                                                                                      =============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capitalized lease obligations.................................        $ 1,699         $ 1,950
   Accounts payable.................................................................          7,245           5,866
   Accrued payroll and related expenses.............................................          2,573           2,394
   Taxes payable and other accrued liabilities......................................          1,625           2,951
   Deferred income on sales to distributors.........................................          2,566           2,566
                                                                                      -------------   --------------

         Total current liabilities..................................................         15,708          15,727
                                                                                      -------------   --------------

CAPITALIZED LEASE OBLIGATIONS, net of current portion...............................          1,944           1,963
                                                                                      -------------   --------------
STOCKHOLDERS' EQUITY:
   Common stock.....................................................................             13              12
   Additional paid-in capital.......................................................         61,539          57,289
   Common stock warrants............................................................            --               12
   Stockholder notes receivable.....................................................           (264)           (274)
   Deferred compensation............................................................           (251)           (321)
   Cumulative translation adjustment................................................            (70)            (57)
   Retained earnings ( deficit).....................................................            897          (9,297)
                                                                                      -------------   --------------

         Total stockholders' equity.................................................         61,864          47,364
                                                                                      -------------   --------------

                                                                                            $79,516         $65,054
                                                                                      =============   ==============


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (In thousands, except per share amounts)

                                                            Three Months Ended June 30,     Six Months Ended June 30,
                                                           -----------------------------  -----------------------------
                                                                   1999           1998           1999           1998
                                                           ---------------    ----------  --------------   ------------
NET REVENUES:
  Product sales...........................................        $22,655        $14,647        $43,101        $28,549
  License fees and royalties..............................            324            466            699            990
                                                           ---------------    ----------  --------------   ------------
     Total net revenues...................................         22,979         15,113         43,800         29,539
                                                           ---------------    ----------  --------------   ------------
COST OF REVENUES..........................................         10,482          8,254         19,949         16,230
                                                           ---------------    ----------  --------------   ------------
GROSS PROFIT..............................................         12,497          6,859         23,851         13,309
                                                           ---------------    ----------  --------------   ------------
OPERATING EXPENSES:
  Research and development................................          2,535          1,720          4,871          3,279
  Sales and marketing.....................................          2,729          1,724          5,204          3,613
  General and administrative..............................          1,427            730          2,796          1,278
                                                           ---------------    ----------  --------------   ------------
     Total operating expenses.............................          6,691          4,174         12,871          8,170
                                                           ---------------    ----------  --------------   ------------
INCOME FROM OPERATIONS....................................          5,806          2,685         10,980          5,139
                                                           ---------------    ----------  --------------   ------------
OTHER INCOME, net.........................................            433            189          1,017            376
                                                           ---------------    ----------  --------------   ------------
INCOME BEFORE PROVISION FOR
 INCOME TAXES.............................................          6,239          2,874         11,997          5,515

PROVISION FOR INCOME TAXES................................            939            721          1,803          1,384
                                                           ---------------    ----------  --------------   ------------
NET INCOME................................................        $ 5,300        $ 2,153        $10,194        $ 4,131
                                                           ===============    ==========  ==============   ============
EARNINGS PER SHARE:
  Basic...................................................          $0.41          $0.18          $0.80          $0.34
                                                           ===============    ==========  ==============   ============
  Diluted.................................................          $0.38          $0.16          $0.73          $0.31
                                                           ===============    ==========  ==============   ============
SHARES USED IN PER SHARE CALCULATION:
  Basic...................................................         12,903         12,087         12,773         12,083
                                                           ===============    ==========  ==============   ============
  Diluted.................................................         14,092         13,119         13,908         13,123
                                                           ===============    ==========  ==============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (In thousands)

                                                                                       Six Months Ended June 30,
                                                                                    --------------------------------
                                                                                         1999             1998
                                                                                    ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................................        $ 10,194         $  4,131
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization...................................................           1,559            1,468
  Deferred compensation expense...................................................              70               70
  Deferred income taxes...........................................................          (2,957)             --
  Tax benefit associated with employee stock plans................................           3,006              --
  Change in operating assets and liabilities:
     Accounts receivable..........................................................          (3,060)           1,146
     Inventories..................................................................             561           (3,625)
     Prepaid expenses and other current assets....................................            (184)              97
     Accounts payable.............................................................           1,379             (674)
     Accrued liabilities..........................................................          (1,160)           1,165
     Deferred income on sales to distributors.....................................             --             1,491
                                                                                    ---------------    -------------
        Net cash provided by operating activities.................................           9,408            5,269
                                                                                    ---------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.............................................          (2,513)            (595)
  Purchases of short-term investments.............................................         (40,072)         (29,114)
  Proceeds from sales and maturities of short-term investments....................          16,682            6,392
                                                                                    ---------------    -------------
        Net cash used in operating activities.....................................         (25,903)         (23,317)
                                                                                    ---------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock......................................           1,233              (34)
  Proceeds from stockholder note repayment........................................              10              --
  Principal payments under capitalized lease obligations..........................          (1,042)            (990)
                                                                                    ---------------    -------------
        Net cash provided by (used in) financing activities.......................             201           (1,024)
                                                                                    ---------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........................................         (16,294)         (19,072)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................          24,176           25,553
                                                                                    ---------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................        $  7,882         $  6,481
                                                                                    ===============    =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capitalized lease obligations incurred for property and equipment...............        $    772         $  1,439
                                                                                    ===============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................................................        $    173         $    213
                                                                                    ===============    =============
  Cash paid for income taxes......................................................        $  3,161         $    449
                                                                                    ===============    =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            POWER INTEGRATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. BASIS OF PRESENTATION:

   The condensed consolidated financial statements include the accounts of Power Integrations, Inc. (the Company), a Delaware corporation, and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Cash and Cash Equivalents and Short-Term Investments

   The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of June 30, 1999, the Company's short-term investments consisted of U.S. Government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held to maturity and were valued using the amortized cost method which approximates market.

 Revenue Recognition

   Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company's products held by the distributors. As a result of the Company's distributor agreements, the Company defers recognition of revenue and the proportionate costs of revenues derived from sales to distributors until the distributors resell the Company's products to their customers. The margin deferred as a result of this policy is reflected as "deferred income on sales to distributors" in the accompanying condensed consolidated balance sheets.

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

 Segment Reporting

   During 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC to DC power conversion markets.

                            POWER INTEGRATIONS, INC.

 New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial statements.

3. INVENTORIES:

   Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                                                                   June 30,     December 31,
                                                                                      1999           1998
                                                                              ------------------------------
        Raw materials.........................................................         $1,692         $3,132
        Work-in-process.......................................................          2,912          2,901
        Finished goods........................................................          3,680          2,812
                                                                                       ------         ------
                                                                                       $8,284         $8,845
                                                                                       ======         ======

4. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

 Customer Concentration

   The Company's end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company's net revenues. For the six months ended June 30, 1999 and 1998, ten customers accounted for approximately 70% and 65% of total net revenues, respectively.

   The following customers accounted for more than 10% of total net revenues:

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                     --------------------------
        Customer                                                                        1999            1998
        --------                                                                     --------------------------
        A.....................................................................             17%             21%
        B.....................................................................             11%             13%
        C.....................................................................             11%              *

------------------
*  less than 10% or no sales

                            POWER INTEGRATIONS, INC.

 Export Sales

   The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   ---------------------------
                                                                                      1999             1998
                                                                                   ---------------------------
   Japan......................................................................              3%              3%
   Taiwan.....................................................................             17%             26%
   Hong Kong/China............................................................             20%             23%
   Korea......................................................................             14%              7%
   Western Europe.............................................................             16%             16%
   Other......................................................................              8%              6%
                                                                                          ----            ----
             Total foreign....................................................             78%             81%
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

   The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                   ------------------------    ------------------------
                                                                     1999          1998          1999          1998
                                                                   -----------   ----------    ----------   -----------
Basic earnings per share:
  Net income...................................................       $ 5,300       $ 2,153       $10,194       $ 4,131
                                                                   -----------   ----------    ----------   -----------
  Weighted average common shares...............................        12,903        12,087        12,773        12,083
                                                                   -----------   ----------    ----------   -----------
     Basic earnings per share..................................       $  0.41       $  0.18       $  0.80       $  0.34
                                                                   -----------   ----------    ----------   -----------
Diluted earnings per share:
  Net income...................................................       $ 5,300       $ 2,153       $10,194       $ 4,131
                                                                   -----------   ----------    ----------   -----------
  Weighted average common shares...............................        12,903        12,087        12,773        12,083
  Weighted average common share equivalents:
     Options...................................................         1,070           719           985           724
     Employee stock purchase plan..............................            42                          34
     Warrants..................................................            77           313           116           316
                                                                   -----------   ----------    ----------   -----------
  Diluted weighted average common shares.......................        14,092        13,119        13,908        13,123
                                                                   -----------   ----------    ----------   -----------
        Diluted earnings per share.............................       $  0.38       $  0.16       $  0.73       $  0.31
                                                                   ===========   ==========    ==========   ===========

                            POWER INTEGRATIONS, INC.

6. PROVISION FOR INCOME TAXES:

   Income tax expense for the six-month periods ended June 30, 1999 and 1998 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company's effective tax rate for the six months ended June 30, 1999 is primarily due to the beneficial impact of deferred taxes resulting from a reduction in the valuation allowance of $3.0 million.

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

   Litigation may be necessary to resolve the claims asserted by the Company against Motorola, and to resolve the claims Motorola has asserted against the Company. There can be no assurance that the Company will prevail in any future litigation. Any such litigation whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's business, financial condition and operating results. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

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

Overview

   We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use primarily in AC to DC power conversion markets. We have targeted high-volume power supply markets, including the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer and industrial electronics markets. Our initial focus is on those markets that are sensitive to size, portability, energy efficiency, time-to-market and benefits of integrated power supplies. We believe our patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, we announced the TinySwitch family of integrated circuits that incorporates our new EcoSmart technology. This new family of ICs is designed to enable a new class of light, compact, energy-efficient power supplies.

Results of Operations

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.


                                                                 Percentage of                   Percentage of
                                                             Total Net Revenues for          Total Net Revenues for
                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                           ----------------------------   -----------------------------
                                                              1999            1998            1999            1998
                                                           -------------   ------------   -------------      ----------
Net revenues:
  Product sales........................................           98.6%           96.9%           98.4%           96.6%
  Royalties............................................            1.4             3.1             1.6             3.4
                                                           -------------   ------------   -------------      ----------
     Total net revenues................................          100.0           100.0           100.0           100.0
                                                           -------------   ------------   -------------      ----------
Cost of revenues.......................................           45.6            54.6            45.5            54.9
                                                           -------------   ------------   -------------      ----------
Gross profit...........................................           54.4            45.4            54.5            45.1
                                                           -------------   ------------   -------------      ----------
Operating expenses:
  Research and development.............................           11.0            11.4            11.1            11.1
  Sales and marketing..................................           11.9            11.4            11.9            12.2
  General and administrative...........................            6.2             4.8             6.4             4.3
                                                           -------------   ------------   -------------      ----------
     Total operating expenses..........................           29.1            27.6            29.4            27.6
                                                           -------------   ------------   -------------      ----------
Income from operations.................................           25.3            17.8            25.1            17.5
Other income, net......................................            1.9             1.2             2.3             1.3
                                                           -------------   ------------   -------------      ----------
Income before provision for income taxes...............           27.2            19.0            27.4            18.8
                                                           -------------   ------------   -------------      ----------
Provision for income taxes.............................            4.1             4.8             4.1             4.7
                                                           -------------   ------------   -------------      ----------
Net income ............................................           23.1%           14.2%           23.3%           14.1%
                                                           =============   ============   =============      ==========

Comparison of the Three and Six Months Ended June 30, 1999 and 1998


   Net revenues.   Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the second quarter ended June 30, 1999 were $23.0 million compared to $15.1 million for the second quarter of 1998, an increase of $7.9 million, or 52.1%. Net revenues for the six months ended June 30, 1999 were $43.8 million compared to $29.5 million for the comparable period of 1998, an increase of $14.3 million, or 48.3%.

   Net revenues from product sales represented $22.7 million and $14.6 million in the second quarter of 1999 and 1998, respectively. Net revenues from product sales represented $43.1 million and $28.5 million in the first half of 1999 and 1998, respectively. The increase in net revenues from product sales for the three months and six months ended June 30, 1999 was due primarily to strong demand for our products across all of our major markets and geographies. In total, sales of our TOPSwitch and TinySwitch products accounted for 96.0% of net product revenues both for the quarter and the six months ended June 30, 1999. Net revenues from royalties were $324,000 for the second quarter of 1999, compared to $466,000 for the second quarter of 1998, and $699,000 for the six months ended June 30, 1999, compared to $990,000 for the same period in 1998.

   International sales were $17.6 million in the second quarter of 1999 compared to $12.4 million for the same period in 1998, an increase of $5.2 million, or 41.0%, which represented 76.4% of net revenues compared to 82.4% in the comparable period of 1998. International sales were $34.3 million for the six months ended June 30, 1999 compared to $24.0 million for the same period in 1998, an increase of $10.3 million, or 42.7%, which represented 78.3% of net revenues compared to 81.4% in the comparable period of 1998. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 59.6% and 70.7% of product sales for the three months ended June 30, 1999 and 1998, respectively, and 61.6% and 69.2% of product sales for the six months ended June 30, 1999 and 1998, respectively. We expect international sales to continue to account for a large portion of our net revenues.

   Direct sales for the second quarter of 1999 were divided 43.0% to distributors and 57.0% to original equipment manufacturers, or OEMs, and power supply merchants, compared to 51.3% to distributors and 48.7% to OEMs and power supply merchants for the same quarter in 1998. For the six months ended June 30, 1999, direct sales were divided 44.1% to distributors and 55.9% to OEMs and power supply merchants, compared to 49.8% to distributors and 50.2% to OEMs and power supply merchants for the same period in 1998. For the quarter ended June 30, 1999, sales to three customers accounted for 12.3%, 14.4% and 10.4% of net revenues, and for the quarter ended June 30, 1998, two of the same customers accounted for 24.3% and 11.5% of net revenues, and another customer accounted for 10.3% of net revenues. For the six months ended June 30, 1999, sales to three customers accounted for 17.1%, 11.0% and 10.9% of net revenues, and for the six months ended June 30, 1998, two of the same customers accounted for 21.1% and 12.8% of net revenues.

   The exact dollar amounts and percentages of sales to end customers are difficult to ascertain because most of those sales occur through distributors or indirectly through sales to merchant power supply manufacturers which, in turn, sell power supplies to OEMs. However, we estimate that direct and indirect sales to Motorola, who is our largest end user, accounted for approximately 23% and 13% of net revenues for the quarters ended June 30, 1999 and 1998, respectively, and approximately 20% and 9% of net revenues for the six months ended June 30, 1999 and 1998, respectively. Direct sales to Motorola were 11.6% and 4.7% of net revenues for the quarters ended June 30, 1999 and 1998, respectively, and 12.1% and 4.0% of net revenues for the six months ended June 30, 1999 and 1998, respectively.

   Cost of revenues; Gross profit.   Gross profit is equal to net revenues less
cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the second quarter of 1999 was $12.5 million, or 54.4%, of net revenues, compared to $6.9 million, or 45.4%, of net revenues for the same period in 1998. Gross profit for the six months ended June 30, 1999 was $23.9 million, or 54.5%, of net revenues, compared to $13.3 million, or 45.1%, of net revenues for the same period in 1998. The increase in gross profit for the three months and six months ended June 30, 1999 was primarily due to efficiencies achieved from increased sales volume, lower prices for wafers and better manufacturing yields due to improved test equipment. We cannot assure you that these or other factors will have a favorable impact on our gross profit in future periods.

   Research and development expenses.   Research and development expenses
consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the second quarter of 1999 were $2.5 million compared to $1.7 million for the same period in 1998, an increase of $815,000, or 47.4%, which represented 11.0% and 11.4% of our net revenues in each period, respectively. Research and development expenses for the first half of 1999 were $4.9 million compared to $3.3 million for the same period in 1998, an increase of $1.6 million, or 48.6%, which represented 11.1% of net revenues for both periods. The increase for the three months and six months ended June 30, 1999 was primarily due to increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials caused by the transition of foundry manufacturing processes, and bringing newly developed products into manufacturing. We expect research and development expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

   Sales and marketing expenses.   Sales and marketing expenses consist
primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses for the second quarter of 1999 were $2.7 million compared to $1.7 million for the same period in 1998, an increase of $1.0 million, or 58.3%, which represented 11.9% and 11.4% of our net revenues, respectively. Sales and marketing expenses for the first half of 1999 were $5.2 million compared to $3.6 million for the same period in 1998, an increase of $1.6 million, or 44.0%, which represented 11.9% and 12.2% of our net revenues, respectively. The increase for the three months and six months ended June 30, 1999 was primarily a result of the addition of personnel to support increased sales, and to increase the availability of field application engineers. We expect sales and marketing expenses to continue to increase in absolute dollars, but will fluctuate as a percentage of our net revenues.

   General and administrative expenses.   General and administrative expenses
consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. For the quarters ended June 30, 1999 and 1998, general and administrative expenses were $1.4 million and $730,000, respectively, which represented 6.2% and 4.8% of our net revenues. For the six months ended June 30, 1999 and 1998, general and administrative expenses were $2.8 million and $1.3 million, respectively, which represented 6.4% and 4.3% of our net revenues. This increase in spending was primarily attributable to increased professional and legal expenses related to our patent infringement lawsuit filed against Motorola. While the lawsuit against Motorola continues, we expect general and administrative expenses to continue to increase in absolute dollars, and as a percentage of our net revenues.

   Other income, net.   Other income, net, for the second quarter of 1999
increased by $244,000 over the same period in 1998, and for the six months ended June 30, 1999, it increased by $641,000 over the same period in 1998. The increase for the three month and six month periods ended June 30, 1999 was due primarily to additional interest income from an increase in short-term investments in 1999.

   Provision for income taxes.   Provision for income taxes represents Federal,
state and foreign taxes. The provision for income taxes was $939,000 for the second quarter of 1999 compared to $721,000 for the same period in 1998. The provision for income taxes was $1.8 million for the first half of 1999 compared to $1.4 million for the same period in 1998. Our estimated effective tax rate for 1999 is 15% compared to 25% used in the same period for 1998. The difference between the statutory rate and our effective tax rate for 1999 is primarily due to the beneficial impact of deferred taxes resulting from a reduction in the valuation allowance.

Liquidity and Capital Resources

   At June 30, 1999, we had approximately $51.5 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by those foundries to us. The balance of this credit line is unused and available. The line of credit agreement contains financial covenants and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent. We have financed a significant portion of our machinery and equipment through capital equipment leases. We financed additional equipment during the six months ended June 30, 1999 in the amount of $772,000. We do not expect to obtain any additional financing for equipment purchases during the balance of 1999.

   As of June 30, 1999, we had working capital, defined as current assets less current liabilities, of approximately $55.7 million, which was an increase of approximately $12.7 million over December 31, 1998. Our operating activities generated cash of $9.4 million and $5.3 million in the six months ended June 30, 1999 and 1998, respectively. Cash generated in the first half of 1999 was principally the result of net income in the amount of $10.2 million, depreciation and amortization, tax benefits from employee stock plans and an increase in accounts payable, partially offset by increases in accounts receivable and deferred income taxes. Cash generated in the first half of 1998 was principally the result of net income, increases in deferred revenue and accrued liabilities, and a decrease in accounts receivables, offset by an increase in inventories.

   Our investing activities were a net transfer from cash and cash equivalents to short-term investments of $23.4 million and $22.7 million in the six months ended June 30, 1999 and 1998, respectively.

   We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Year 2000 Issues

   Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the year 2000 problem.

   Assessment. The year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Accordingly, we have organized a program team responsible for monitoring the assessment and remediation status of our year 2000 projects and reporting such status to our board of directors. This project team is currently assessing the potential effect and costs of remediating the year 2000 problem for our internal systems. As of June 30, 1999, our year 2000 project plan had been reviewed by an independent consulting firm as to completeness and progress. There were no major omissions identified. The primary recommendations focus on the importance of expediting testing and contingency planning activities. The review recommendations have been incorporated into the plan.

   Products. We have evaluated the functionality of our past and present products with respect to any year 2000 problems and have determined that none of our past or present products utilize date-related functions and, therefore, have no year 2000 problems.

   Internal Infrastructure. We have completed an inventory of our computers, software applications, and production equipment used in connection with our internal operations and we have categorized those systems as critical or non-critical. We expect to complete the process of modifying, upgrading, or replacing non-compliant systems categorized as critical, which began during 1998, during the third quarter of 1999.

   Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, including fax machines, telephone switches, security systems, and other common devices, may be affected by the year 2000 problem. As of June 30, 1999, we had completed remediation of critical office and facilities equipment with the exception of our telephone equipment, which will be replaced during the third quarter of 1999 in response to corporate growth requirements.

   We estimate the total cost to us of completing any required modifications, upgrades or replacements of our internal systems, beyond expenditures planned to meet the needs for managing our growth, to be approximately $350,000, almost all of which we believe will be incurred during 1999. This estimate is being monitored and we will revise it, as additional information becomes available.

   Based on the activities described above, we do not believe that the year 2000 problem will have a material adverse effect on our business or operating results. In addition, we have not deferred any material information technology projects as a result of our year 2000 problem activities.

   Suppliers. We are in the process of contacting third-party suppliers of components used in the manufacture of our products to identify and, to the extent possible, resolve issues involving the year 2000 problem. We have categorized our suppliers as critical or non-critical and we intend to verify the status of the materials, parts or products from all critical suppliers as well as their continued performance into the year 2000 during the third quarter of 1999. However, we have limited or no control over the actions of these third-party suppliers. Thus, while we expect that we will be able to resolve any significant year 2000 problems with these third parties, we cannot assure you that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to resolve year 2000 problems with their systems, on a timely basis, could have a material adverse effect on our business, operating results and financial condition.

   Customers. We are in the process of contacting our customers and, to the extent possible, determining their year 2000 readiness and ensuring that their inability to take delivery of planned product shipments will not substantially impact our revenue flow. However, we have limited or no control over the actions of these customers. Thus, while we expect that we will be able to resolve any significant year 2000 problems with them, we cannot ensure you that these customers will not materially reduce their purchases from us in order to resolve their year 2000 problems. Any failure of these customers to resolve year 2000 problems with their systems on a timely basis, could have a material adverse effect on our business, operating results and financial condition.

   Most Likely Consequences of Year 2000 Problems. We expect to identify and resolve all year 2000 problems that could materially adversely affect our business operations prior to the times when these problems could cause disruptions to our business. However, we believe that it is not possible to determine with complete certainty that we have identified or corrected all year 2000 problems affecting us. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many year 2000 problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable failures. As a result, we believe that the following consequences are possible:

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

   Contingency Plans. We are currently developing contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. We expect to complete our contingency plans during the third quarter of 1999. Depending on the systems affected, these plans could include:

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

New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect that the adoption of SFAS No. 133 will have a material impact on our financial statements.

Factors That May Affect Future Results of Operations

   Our future results of operations are dependent upon a number of factors, including those described below. For a complete description of these factors, see our Form 10-K for the year ended December 31, 1998.

   Our Operating Results Fluctuate and Are Unpredictable. Our net revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of our control, and may fluctuate significantly in the future. As a result, our operating results in a future quarter or quarters could fall below the expectations of public market analysts or investors. If that occurs, the price of our stock may decline.

   Some of the reasons our operating results may fluctuate in the future include the following:

   .    Our Operating Results Depend on the Volume and Timing of Orders
     Received. Our net revenues and operating results are substantially dependent upon the volume and timing of orders received from our customers. We have historically experienced lengthy sales cycles, which limit our visibility regarding future financial performance. We are also subject to the risks to which the markets for our customers' or end users' products are subject, and to technological or other changes in those markets which may affect customer-buying patterns. In addition, the ordering patterns of some of our existing large customers have been unpredictable in the past, and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. Our business is characterized by short-term customer orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. We have in the past experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time in the future.

   .    Our Operating Results Are Subject to Competitive Pressures on Selling
     Prices. Our net revenues and operating results are also subject to competitive pressures on selling prices. Historically, average selling prices of products in the semiconductor and the high-voltage AC to DC power supply industries have decreased over the lives of the products. If we are unable to successfully introduce new products with higher average selling prices or are unable to reduce manufacturing costs to offset expected decreases in the prices of our existing products, our operating margins will be adversely affected.

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

   . Our net revenues and operating results may also fluctuate because of the following:

          .      unavailability of raw materials;

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

          . the timing of investments in research and development and sales and marketing; and

          . fluctuations in exchange rates, particularly exchange rates between the U.S. dollar and the Japanese yen.

  We Depend on the Cellular Phone Battery Charger and Desktop PC Stand-By Markets for a Majority of Our Net Revenues. A limited number of applications of our products, primarily in the cellular phone battery chargers and desktop PC stand-by markets, currently account for the majority of our net revenues. We expect that our net revenues and operating results will continue to be substantially dependent upon these markets for the foreseeable future. The cellular phone and desktop PC markets can be highly cyclical and have been subject to significant economic downturns at various times. Any significant downturn in these markets could cause a decline in our net revenues and a reduction in the price of our stock.

  Our net revenues and operating results are subject to many of the risks to which the cellular phone battery charger and desktop PC stand-by markets for these applications are subject, and may also be impacted by technological or other developments in these markets. In particular, recent advances in battery technology which offer competitive advantages to the OEMs of cellular telephones permit these OEMs, including our largest end user,

Motorola, to lower, or consider lowering, the wattage level of the power supplies used to recharge batteries. As the output power has dropped below 5 watts for some slow or trickle chargers, some OEMs have substituted older alternative technologies for switchers. Although this has not had any significant impact on our business to date, it could in the future if these older technological alternatives are more cost effective than our current and future product offerings. While we continue our efforts to enhance the cost effectiveness of integrated switchers based on our high-voltage ICs, we cannot guarantee we will be successful in our efforts, and, in the absence of a successful competitive response, demand for our products would be materially adversely affected. Similarly, if a competitor successfully and cost-effectively combines desktop PC stand-by power supplies with the main PC desktop power supplies before we do, demand for our products could be materially adversely affected.

  We believe that our future success will depend in part upon our ability to penetrate additional markets for our products, and we cannot assure you that we will be able to overcome the marketing or technological challenges necessary to do so. To the extent that a competitor penetrates additional markets before we do, or takes market share from us in our existing markets, our net revenues and financial condition could be materially adversely affected.

   We Are Highly Dependent on a Limited Number of Customers. Our end user base is highly concentrated, and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, account for a significant portion of our revenue. Accordingly, if one of these OEMs significantly reduces its purchases from us, our net revenues may decline. We have experienced these effects in the past and we cannot assure you that our customers will not reduce, cancel or delay orders in the future.

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

   Motorola's Semiconductor Components Group, or SCG, has developed products intended to compete with us. Although we have been successful in competing against internally developed products in the past, we have been forced to reduce IC prices and have lost sales because of SCG's sale of certain ICs that are the subject of our patent infringement lawsuit with Motorola. Motorola's Energy Systems Group, or ESG, informed us, in the second quarter of 1999, of their intent to move a high volume charger program to another solution. As a result of this decision, our direct sales to ESG over the next few quarters may be significantly reduced.

   We Are Dependent on Our Wafer Suppliers. We outsource all of our semiconductor manufacturing and product assembly, except for testing and finishing. We have supply arrangements for the production of wafers with Matsushita and OKI. Although certain aspects of our relationships with Matsushita and OKI are contractual, many important aspects of these relationships depend on the continued cooperation of these strategic partners and, in many instances, the parties' course of conduct deviates from the literal provisions of the contracts. We cannot assure you that our strategic partners and we will continue to work together successfully in the future or that either Matsushita or OKI will not seek an early termination of its wafer supply agreement with us. If we were unable to obtain wafers from Matsushita and OKI and could not timely qualify another supplier, we would not be able to supply our customers with the products they require, which would cause our net revenues to decline.

   Our wafer supply contracts with Matsushita and OKI terminate in June 2000 and September 2003, respectively. We cannot assure you that we will be able to reach an agreement with Matsushita to extend the term of its wafer supply agreement. Failure to reach, in a timely fashion, an extension of our agreement with Matsushita or to enter into an arrangement with another manufacturer could result in material disruptions in supply. Any disruption in our supply of wafers would adversely impact our ability to sell our product and would cause a decline in our net revenues.

   Certain contractual provisions limit the conditions under which we can enter into similar arrangements with other Japanese manufacturers or their subsidiaries during the term of our agreement with Matsushita. In addition, our products do not require leading edge device process geometries. As device process geometries become increasingly smaller and as demand for such smaller geometries increases, Matsushita and OKI may decide at some point to convert all of their manufacturing processes to smaller geometries in response to these industry trends. We estimate that it would take between 9 to 12 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

   We typically receive shipments from Matsushita or OKI in approximately 8 to 10 weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers from Matsushita or OKI 4 to 6 weeks before the desired ship date to our customers. As a result of these factors and the fact that customers' orders can be made with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. This could cause us to have an excess or a shortage of inventory of a particular product. From time to time in the past we have been unable to fully satisfy customer requests as a result of these factors. Any significant disruptions in deliveries would materially adversely affect our business and operating results. Although we provide OKI and Matsushita with rolling forecasts of our production requirements, the ability of Matsushita or OKI to provide wafers to us is limited by the available capacity of the foundry in which it manufactures wafers for us. An increased need for capacity to meet internal demands or demands of other customers could cause Matsushita and OKI to reduce capacity available to us. Matsushita and OKI may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers' requirements. Any of these concessions could materially adversely affect our business. We carry a substantial amount of inventory of tested wafers to help offset these factors to better serve our markets and meet customer demand.

   We Rely on Our Contracted Foundries and Independent Subcontractors to Produce Wafers and Assemble Finished Products at Acceptable Yields. We depend on Matsushita and OKI to produce wafers, and independent subcontractors to assemble finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of Matsushita or OKI to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues. The manufacture of our TOPSwitch products utilizes a CMOS process with a proprietary, highly sensitive implant process step. To the extent the wafer foundries do not achieve acceptable manufacturing yields or they experience product shipment delays, our financial condition and operating results would be materially adversely affected. Our IC assembly process also requires our manufacturers to use a high-voltage molding compound available from only one vendor, which is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially adversely affect yields and cost to manufacture. Good production yields are particularly important to our business and financial results, including our ability to meet our customers' demand for products and to maintain profitability. As we continue to increase our product output, our foundries and assemblers may experience a decrease in yields. We cannot assure you that acceptable yields will be maintainable in the future.

   Matsushita Has Licenses to Our Technology Which It May Use to Our Detriment. Matsushita manufactures and sells its versions of our TOPSwitch families of products under the right, exclusive during the term of the contract as to other Japanese companies, except OKI and their subsidiaries, granted by us to manufacture and sell products using our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Some of these products are redistributed by the Japanese customers to their manufacturing operations in other regions. Beginning in April 1997, we agreed not to sell our products in Japan to new customers. We receive royalties on Matsushita's sales, although these royalties are substantially lower than the gross profit we would receive on direct sales. In addition, the royalties Matsushita pays are denominated in Japanese yen and are subject to risks inherent in exchange rate fluctuations. Although we engage in sales, marketing and support activities to encourage sales by Matsushita, our ability to take advantage of the potentially large Japanese market for our products is largely dependent on Matsushita and its ability to promote and deliver our products. Should we fail to negotiate acceptable royalty-bearing extensions to our contract with Matsushita, we would need to expend substantial effort and expense to establish ourselves in this market directly or through a different partner. We cannot assure you that we would not lose customers for Matsushita's products during any transition. Furthermore, the licenses to Matsushita for many important aspects of our technology are perpetual. We cannot assure you that Matsushita will not use these technology rights to develop or market competing products following any termination of its relationship with us or after termination of Matsushita's royalty obligation to us.

   Our International Sales Subject Us to Substantial Risks. Sales to customers outside of the United States account for a large portion of our net revenues. These sales involve a number of risks to us, including:

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

   Furthermore, because substantially all of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar would increase the price in local currencies of our products in foreign markets and make our products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. Our failure to adequately address these risks could reduce our international sales, which would materially adversely affect our operating results.

   We Are Dependent on Foreign Manufacturers and Assemblers for the Manufacture of Our Wafers. Because we depend on Matsushita and OKI, both located in Japan, for the manufacture of all of our finished silicon wafers and on foreign assembly subcontractors of our products, we are directly affected by the political and economic conditions of the countries in which our wafers are or are expected to be manufactured. To the extent that these countries experience prolonged work stoppages or other inability to manufacture and assemble our products, our business, financial condition or operating results could be materially adversely affected. Our contracts with Matsushita and OKI are denominated in Japanese yen, which exposes us to the risk of increased costs for finished wafers. We do not believe we could readily pass this increase through to our customers.

   New Products and Technological Change May Render Our and Our Customers' Products Out of Date. Our future success depends in significant part upon our ability to develop new ICs for high-voltage power conversion for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into products of leading manufacturers. If we fail to develop and sell new products in a timely manner, our net revenues could decline.

   The development of new devices is highly complex, and from time to time we have experienced delays in completing the development of new products. Successful product development and introduction depends on a number of factors, including:

   .  accurate new product definition;

   .  timely completion and introduction of new product designs;

   .  availability of foundry capacity;

   .  achievement of acceptable manufacturing yields; and

   .  market acceptance of our and our customers' products.

   We cannot be sure that we will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot assure you that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that such products will achieve market acceptance. Our or our customers' failure to develop and introduce new products successfully and in a timely manner would materially adversely affect our business, financial condition and operating results. In addition, customers may defer or return orders for existing products in response to the introduction of new products. Although we maintain reserves against returns, we cannot assure you that these reserves will be adequate.

   We Have Historically Experienced a Lengthy Sales Cycle. Our products are generally incorporated into a customer's products at the design stage. However, customer decisions to use our products, commonly referred to as design wins, which can often require us to expend significant resources without any assurance of success, often precede volume sales, if any, by a year or more. If a customer decides at the design stage not to incorporate our products into its product, we may not have another opportunity for a design win with respect to that product for many months or years. Because of this lengthy sales cycle, we may experience a delay between increasing expenses for research and development and our sales and marketing efforts and the generation of volume production revenues, if any, from these expenditures. Moreover, the value of any design win will largely depend upon the commercial success of the customer's product. We cannot assure you that we will continue to achieve design wins or that any design win will result in future revenues. Our failure to timely develop and introduce products that are incorporated into our customers' products could significantly reduce our net revenues and adversely affect our operating results.

   Our Products Must Meet Exacting Specifications, and Undetected Defects and Failures May Occur. The fabrication and assembly of ICs is a highly complex and precise process. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that our products must meet. ICs as complex as those we sell often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. We have from time to time in the past experienced product quality, performance or reliability problems. We cannot guarantee that defects or failures will not occur in the future relating to our product quality, performance and reliability that may have a material adverse effect on our operating results. If these defects and failures occur, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our operating results.

   The High-Voltage Power Supply Industry is Extremely Competitive and Highly Price-Sensitive. The high-voltage power supply industry is intensely competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for our products is cost effectiveness. Our products face competition from alternative technologies, including traditional linear transformers and discrete switcher power supplies. We believe that at current pricing, our high-voltage power conversion IC families of products offer favorable cost-performance benefits compared to the competition. However, there has recently been over capacity of discrete components, which has resulted in significant price erosion for these products. Continued significant erosion in the price of competing products, including high-voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of our products. Also, older alternative technologies to switchers are more cost-effective than discrete switchers and integrated switchers that use our products in certain power ranges for some applications. If power requirements for applications in which our products are currently utilized, including battery chargers for cellular telephones, drop below certain power levels, these older alternative technologies can be used more cost effectively than our TOPSwitch-based switchers. We are continuing our efforts to enhance the cost effectiveness of integrated switchers in the lower power ranges but we cannot guarantee that we will be successful in these efforts.

   Recently, our TOPSwitch product families have begun to meet additional competition from hybrid and single high-voltage ICs similar to TOPSwitch. Fairchild Semiconductor, Motorola, STMicroelectronics and Sanken are developing or producing these competing products. We expect competition to increase as companies like these see the success we have had in converting older technologies to the integrated solutions used in our product offerings. To the extent these competitors' products are more cost effective than our products, our operating results could be materially adversely affected. Many of our emerging competitors, including Fairchild Semiconductor, Motorola, STMicroelectronics and Sanken, have significantly greater financial, technical, manufacturing and marketing resources than we do. In a market where a high-voltage IC is designed into a customer's product and the provider of the IC is therefore the sole source of the IC for that product, greater manufacturing resources may be a significant factor in the customer's choice of the IC because of the customer's perception of greater certainty in its source of supply.

   Our ability to compete in our target markets also depends on these factors:

   . the timing and success of new product introductions by us and our competitors;

   . the pace at which our customers incorporate our products into their end user products;

   . the availability of wafer fabrication and finished good manufacturing capability;

   .  availability of adequate sources of raw materials; and

   . the protection of our products by effective utilization of intellectual property laws.

   We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business would materially reduce our operating results.

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

   Litigation may be necessary to resolve the claims we have asserted against Motorola and to resolve the claims Motorola has asserted against us. There can be no assurance that we will prevail in any future litigation. Any litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which could materially adversely affect our operating results. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results.

   Moreover, the laws of some foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of our intellectual property.

   We Depend on a Few Key Personnel. Our success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, such as experienced systems applications engineers. The competition for these employees is intense, particularly in Silicon Valley. The loss of the services of one or more of our engineers, executive officers or other key personnel or our inability to recruit replacements for these individuals or to otherwise attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition or operating results. We do not have long-term employment contracts with, and we do not have in place "key person" life insurance policies on, any of our employees.

   Our Future Success Depends On Our Successful Management of Growth. We have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on our resources. To accommodate this growth, we will be required to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our internal management systems, which may require substantial management efforts. These efforts if not accomplished successfully, could adversely affect our business and cause our net revenues to decline. In addition, any future periods of rapid growth or expansion could be expected to place a significant strain on our limited managerial, financial, engineering and other resources.

   Relationships with new customers generally require significant engineering support. As a result, any increase in the number of customers using our technology will increase the strain on our resources, particularly our engineers. These strains may result in delays or difficulties in our research and development process, which could make it difficult for us to develop future generations of our products and to remain competitive. In addition, the rapid rate of hiring new employees could be disruptive and adversely affect the efficiency of our research and development process.

   Arrival of the Year 2000 May Create Unforeseen Difficulties. Many computer systems were not designed to handle any dates beyond the year 1999, and therefore, computer hardware and software for virtually all businesses will need to be modified prior to the year 2000 in order to remain functional. We are concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem. This expense may result in spending being diverted from ICs for use in AC to DC power conversion in the near future. We are still assessing the impact of the year 2000 issue on our internal information systems and have begun, and in many cases completed, corrective efforts in these areas. We have evaluated the functionality of our current products with respect to any year 2000 problems and have determined that our current products have no year 2000 problems. We do not anticipate that addressing the year 2000 problem for our internal information systems and future products will have a material impact on our operations or financial results. However, we cannot assure you that these costs will not be greater than anticipated, or that we will complete the corrective actions we have undertaken before any year 2000 problems could occur. The year 2000 issue could lower demand for our products while increasing our costs. These factors, while not quantified, could have a material adverse impact on our operations and financial results.

   We have relationships with key suppliers, who are our single source or one of a limited number of providers of certain materials used in our products. If these suppliers fail to adequately address the year 2000 issue for the products they provide to us, we may not be able to manufacture our ICs, which would harm our business. We are still assessing the effect the year 2000 issue will have on our suppliers and at this time we cannot determine the impact it will have. We will develop contingency plans if it appears we or our key suppliers will not be year 2000 compliant. However, we cannot assure you that any contingency plans we develop will be adequate to resolve the year 2000 problems we may encounter.

   We Have Adopted Anti-Takeover Measures Which May Make it More Difficult for a Third Party to Acquire Us. Our board of directors has the authority to issue up to 3,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intention to issue shares of preferred stock.

   In February 1999, our board of directors adopted a preferred stock purchase rights plan intended to guard against certain takeover tactics. The adoption of this plan was not in response to any proposal to acquire us, and the board is not aware of any such effort. The existence of this plan could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

   In addition, provisions of our certificate of incorporation may have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock. These provisions provide, among other things, that:

   .  stockholders may not take action by written consent;

   . the ability of stockholders to call special meetings and to raise matters at stockholders' meetings is restricted; and

   . certain amendments of our certificate of incorporation, and all amendments of our bylaws, require the approval of holders of at least two-thirds of the voting power of all outstanding shares.

   We are also subject to the anti-takeover provisions of section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of section 203 also could have the effect of delaying or preventing a change of control.

   Our Stock Price Has Been Volatile. Our common stock has been, and is likely to be, volatile. We cannot assure you that the trading price of our common stock will remain at or near the price at which you may have purchased it. Factors including future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, proprietary rights or other litigation, changes in earnings estimates by analysts and other factors could cause the market price of our common stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons, which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts may materially adversely affect the market price of our common stock. Moreover, the trading prices of many high technology stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

   There has not been a material change in our exposure to interest rate and foreign currency risks since the date of the 1998 Form 10-K.

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

   The table below presents principal amounts and related weighted average interest rates for our investment portfolio at June 30, 1999. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

                                                                                                     Average
                                                                                       Carrying      Interest
                                                                                        Amount         Rate
                                                                                      -----------   -----------
Cash Equivalents:
  U.S. corporate securities.........................................................      $ 2,004         5.27%
  Tax-exempt securities.............................................................        1,000         3.83%
                                                                                      -----------   -----------
       Total cash equivalents.......................................................        3,004         4.79%
                                                                                      -----------   -----------
Short-term Investments:
  U.S. corporate securities.........................................................       38,812         5.59%
  U.S. Government securities........................................................          959         5.16%
  Foreign securities................................................................        3,079         7.43%
                                                                                      -----------   -----------
       Total short-term investments.................................................       42,850         5.71%
                                                                                      -----------   -----------
       Total investment securities..................................................      $45,854         5.65%
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

   Litigation may be necessary to resolve the claims we have asserted against Motorola and to resolve the claims Motorola has asserted against us. There can be no assurance that we will prevail in any future litigation. Any litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which could hurt our business. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of Power Integrations, Inc. held on June 3, 1999, the following proposals were adopted by the margins indicated.

Proposal I - To elect the following person as a Class II director to hold office for a three-year term and until his successor is elected and qualified:

                                         Voted For              Withheld
                                     ---------------        ---------------
E. Floyd Kvamme                         10,728,640               110,823

Proposal II - To approve an amendment to our 1997 Stock Option Plan which provides that effective January 1, 2000, 620,000 shares which would otherwise only be available for grant under such plan pursuant to nonstatutory stock options may instead be granted pursuant to incentive stock options:


                                    Voted               Voted
                                     For               Against          Abstain
                               -------------       -------------       ---------
                                   7,378,797           3,457,465         3,201

Proposal III - To approve an increase in the number of shares reserved for issuance under our 1997 Employee Stock Purchase Plan from 250,000 to 500,000 shares of common stock:


                                    Voted               Voted
                                     For               Against          Abstain
                               -------------       -------------       ---------
                                 10,590,231            247,546           1,686


Proposal IV - To ratify the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending December 31, 1999:


                                    Voted               Voted
                                     For               Against           Abstain
                               -------------        -------------      ---------
                                 10,825,722              4,180           9,561


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a.   Exhibits.


                The following exhibits are attached hereto and filed herewith:

                27.1  Financial Data Schedule.


        b.  Reports on Form 8-K.

                None

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  POWER INTEGRATIONS, INC.


                                     /s/   Robert G. Staples
Dated:   August 10, 1999          By:__________________________________
                                     Robert G. Staples
                                     Chief Financial Officer