Form 10-Q
period 1999-09-30
POWER INTEGRATIONS INC
filed 1999-11-09
CIK 833640

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                        ____________________________
                                  FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999
or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     ______________

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



                         _____________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES  [x]    NO  [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                                              Outstanding at October 29, 1999
---------------------------------------------                       ------------------------------------
        Common Stock, $.001 par value                                         13,219,342 shares

                           POWER INTEGRATIONS, INC.

                               TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION                                             Page

        Item 1.    Financial Statements

                   Condensed Consolidated Balance Sheets                               3

                   Condensed Consolidated Statements of Operations                     4

                   Condensed Consolidated Statements of Cash Flows                     5

                   Notes To Condensed Consolidated Financial Statements                6

        Item 2.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                              10

        Item 3.    Quantitative and Qualitative Disclosures About Market Risk         24

PART II.      OTHER INFORMATION

        Item 1.    Legal Proceedings                                                  25

        Item 2.    Changes in Securities and Use of Proceeds                          25

        Item 3.    Defaults upon Senior Securities                                    25

        Item 4.    Submission of Matters to Vote of Security Holders                  25

        Item 5.    Other Information                                                  25

        Item 6.    Exhibits and Reports on Form 8-K                                   25

SIGNATURES                                                                            26

TOPSwitch, TinySwitch and EcoSmart are trademarks of Power Integrations, Inc.

                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           POWER INTEGRATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                                      September 30,    December 31,
                                                                                           1999            1998
                                                                                      -------------    ------------
                                                                                      (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................................        $25,971         $24,176
   Short-term investments...........................................................         34,846          20,242
   Accounts receivable..............................................................          9,474           4,640
   Inventories......................................................................          7,021           8,845
   Prepaid expenses and other current assets........................................          4,828             812
                                                                                            -------         -------
           Total current assets.....................................................         82,140          58,715
                                                                                            -------         -------

PROPERTY AND EQUIPMENT, net.........................................................          8,801           6,339
                                                                                            -------         -------
                                                                                            $90,941         $65,054
                                                                                            =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capitalized lease obligations.................................        $ 1,456         $ 1,950
   Accounts payable.................................................................          6,970           5,866
   Accrued payroll and related expenses.............................................          2,860           2,394
   Taxes payable and other accrued liabilities......................................          4,536           2,951
   Deferred income on sales to distributors.........................................          2,866           2,566
                                                                                            -------         -------
           Total current liabilities................................................         18,688          15,727
                                                                                            -------         -------

CAPITALIZED LEASE OBLIGATIONS, net of current portion...............................          1,668           1,963
                                                                                            -------         -------

STOCKHOLDERS' EQUITY:
   Common stock.....................................................................             13              12
   Additional paid-in capital.......................................................         63,495          57,289
   Common stock warrants............................................................             --              12
   Stockholder notes receivable.....................................................           (264)           (274)
   Deferred compensation............................................................           (216)           (321)
   Cumulative translation adjustment................................................           (108)            (57)
   Retained earnings ( deficit).....................................................          7,665          (9,297)
                                                                                            -------         -------
           Total stockholders' equity...............................................         70,585          47,364
                                                                                            -------         -------
                                                                                            $90,941         $65,054
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

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (In thousands, except per share amounts)

                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                                -----------------------       ----------------------
                                                                   1999           1998           1999           1998
                                                               ----------     ----------     ----------     ----------
NET REVENUES:
  Product sales...........................................        $29,829        $19,907        $72,930        $48,456
  License fees and royalties..............................            311            410          1,010          1,400
                                                                  -------        -------        -------        -------
     Total net revenues...................................         30,140         20,317         73,940         49,856
                                                                  -------        -------        -------        -------
COST OF REVENUES..........................................         12,667         10,635         32,616         26,865
                                                                  -------        -------        -------        -------
GROSS PROFIT..............................................         17,473          9,682         41,324         22,991
                                                                  -------        -------        -------        -------

OPERATING EXPENSES:
  Research and development................................          2,813          1,947          7,684          5,226
  Sales and marketing.....................................          2,893          2,376          8,097          5,989
  General and administrative..............................          4,324          1,067          7,120          2,345
                                                                  -------        -------        -------        -------
     Total operating expenses.............................         10,030          5,390         22,901         13,560
                                                                  -------        -------        -------        -------
INCOME FROM OPERATIONS....................................          7,443          4,292         18,423          9,431
                                                                  -------        -------        -------        -------
OTHER INCOME, net.........................................            510            399          1,527            775
                                                                  -------        -------        -------        -------

INCOME BEFORE PROVISION FOR
 INCOME TAXES.............................................          7,953          4,691         19,950         10,206

PROVISION FOR INCOME TAXES................................          1,185            351          2,988          1,735
                                                                  -------        -------        -------        -------
NET INCOME................................................        $ 6,768        $ 4,340        $16,962        $ 8,471
                                                                  =======        =======        =======        =======

EARNINGS PER SHARE:
  Basic...................................................          $0.52          $0.35          $1.32          $0.70
                                                                  =======        =======        =======        =======
  Diluted.................................................          $0.47          $0.33          $1.22          $0.65
                                                                  =======        =======        =======        =======

SHARES USED IN PER SHARE CALCULATION:
  Basic...................................................         13,138         12,229         12,898         12,133
                                                                  =======        =======        =======        =======
  Diluted.................................................         14,295         13,128         13,954         13,110
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

                           POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                (In thousands)

                                                                                   Nine Months Ended September 30,
                                                                                  ---------------------------------
                                                                                        1999              1998
                                                                                  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................         $ 16,962          $  8,471
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization.................................................            2,368             2,278
  Deferred compensation expense.................................................              105               105
  Deferred income taxes.........................................................           (3,600)               --
  Tax benefit associated with employee stock plans..............................            3,825                --
  Change in operating assets and liabilities:
     Accounts receivable........................................................           (4,834)              665
     Inventories................................................................            1,824            (1,689)
     Prepaid expenses and other current assets..................................             (416)              (91)
     Accounts payable...........................................................            1,104            (1,292)
     Accrued liabilities........................................................            2,000             2,050
     Deferred income on sales to distributors...................................              300             1,366
                                                                                         --------          --------
        Net cash provided by operating activities...............................           19,638            11,863
                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...........................................           (4,058)           (1,785)
  Purchases of short-term investments...........................................          (47,072)          (38,071)
  Proceeds from sales and maturities of short-term investments..................           32,468            14,033
                                                                                         --------          --------
        Net cash used in operating activities...................................          (18,662)          (25,823)
                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock....................................            2,370               658
  Proceeds from stockholder note repayment......................................               10                --
  Principal payments under capitalized lease obligations........................           (1,561)           (1,543)
                                                                                         --------          --------
        Net cash provided by (used in) financing activities.....................              819              (885)
                                                                                         --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................            1,795           (14,845)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................           24,176            25,553
                                                                                         --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................         $ 25,971          $ 10,708
                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capitalized lease obligations incurred for property and equipment.............         $    772          $  1,439
                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest........................................................         $    246          $    388
                                                                                         ========          ========
  Cash paid for income taxes....................................................         $  3,212          $    475
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Cash and Cash Equivalents and Short-Term Investments

     The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of September 30, 1999, the Company's short-term investments consisted of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held to maturity and were valued using the amortized cost method which approximates market.

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

3.   INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                                                                September 30,  December 31,
                                                                                    1999           1998
                                                                              ------------------------------
   Raw materials..............................................................         $1,675         $3,132
   Work-in-process............................................................          2,961          2,901
   Finished goods.............................................................          2,385          2,812
                                                                                       ------         ------
                                                                                       $7,021         $8,845
                                                                                       ======         ======

4.   SIGNIFICANT CUSTOMERS AND EXPORT SALES:

   Customer Concentration

     The Company's end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company's net revenues. For the nine months ended September 30, 1999 and 1998, ten customers accounted for approximately 68% and 67% of total net revenues, respectively.

     The following customers accounted for more than 10% of total net revenues:

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                            -------------------
     Customer                                                                               1999           1998
     --------                                                                               ----           ----
     A..........................................................................             16%             22%
     B..........................................................................             11%             13%

   Export Sales


     The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                            -------------------
                                                                                            1999           1998
                                                                                            ----           ----
     Japan......................................................................              2%              3%
     Taiwan.....................................................................             19%             28%
     Hong Kong/China............................................................             19%             23%
     Korea......................................................................             14%              6%
     Western Europe.............................................................             16%             16%
     Other......................................................................              8%              6%
                                                                                           ----            ----
              Total foreign.....................................................             78%             82%
                                                                                           ====            ====

                           POWER INTEGRATIONS, INC.

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

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                     Three Months Ended          Nine Months Ended
                                                                       September 30,               September 30,
                                                                     ------------------          ------------------
                                                                       1999      1998              1999      1998
                                                                     --------  --------          --------  --------
Basic earnings per share:
  Net income...................................................       $ 6,768       $ 4,340       $16,962       $ 8,471
                                                                      -------       -------       -------       -------
  Weighted average common shares...............................        13,138        12,229        12,898        12,133
                                                                      -------       -------       -------       -------
     Basic earnings per share..................................       $  0.52       $  0.35       $  1.32       $  0.70
                                                                      -------       -------       -------       -------

Diluted earnings per share:
  Net income...................................................       $ 6,768       $ 4,340       $16,962       $ 8,471
                                                                      -------       -------       -------       -------
  Weighted average common shares...............................        13,138        12,229        12,898        12,133
  Weighted average common share equivalents:
     Options...................................................         1,134           647         1,024           672
     Employee stock purchase plan..............................            23            --            32            --
     Warrants..................................................            --           252            --           305
                                                                      -------       -------       -------       -------
  Diluted weighted average common shares.......................        14,295        13,128        13,954        13,110
                                                                      -------       -------       -------       -------
        Diluted earnings per share.............................       $  0.47       $  0.33       $  1.22       $  0.65
                                                                      =======       =======       =======       =======

6.   PROVISION FOR INCOME TAXES:

     Income tax expense for the nine-month periods ended September 30, 1999 and 1998 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company's effective tax rate for the nine months ended September 30, 1999 is primarily due to the beneficial impact of deferred taxes resulting from a reduction in the valuation allowance of $3.6 million.

7.   LEGAL PROCEEDINGS:

     In July 1998, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against its largest end user, Motorola. In August 1998, the Company voluntarily dismissed the complaint, and filed a new complaint in the U.S. District Court, District of Delaware, alleging that Motorola has infringed and continues to infringe two of the Company's circuit patents. In October 1998, Motorola asserted various counterclaims against the Company, alleging that the Company is infringing certain of Motorola's patents.

     Trial of this action was held in October 1999. On October 15, 1999, a unanimous jury returned a verdict in favor of the Company. The jury determined that Motorola had willfully infringed one of the Company's patents and awarded the Company $32.3 million in compensatory damages. The jury also found that the Company had not infringed any of the asserted Motorola patents and that two of the Motorola patents were invalid.

                            POWER INTEGRATIONS, INC.

Proceedings in this matter are continuing. The Company anticipates that Motorola will seek to have the jury verdict overturned. If the verdict were overturned, the Company might not ultimately prevail in this litigation and this litigation could have a material adverse effect on the Company's business, financial condition and operating results.

8.   SUBSEQUENT EVENT

     On October 20, 1999, the Company's Board of Directors approved a two-for-one split of the Company's common stock in the form of a 100 percent stock dividend. This stock split will be effective for shareholders of record at the close of business on November 8, 1999 and distribution is expected to be made on November 22, 1999. Share and per-share data have not been adjusted to give effect to the split.

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


                                                                     Percentage of                   Percentage of
                                                                Total Net Revenues for          Total Net Revenues for
                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
                                                                ----------------------          ----------------------
                                                                  1999          1998              1999          1998
                                                                ---------   ----------          ---------   ----------
Net revenues:
  Product sales........................................           99.0%           98.0%           98.6%           97.2%
  License fees and royalties...........................            1.0             2.0             1.4             2.8
                                                                 -----           -----           -----           -----
     Total net revenues................................          100.0           100.0           100.0           100.0
                                                                 -----           -----           -----           -----
Cost of revenues.......................................           42.0            52.3            44.1            53.8
                                                                 -----           -----           -----           -----
Gross profit...........................................           58.0            47.7            55.9            46.2
                                                                 -----           -----           -----           -----
Operating expenses:
  Research and development.............................            9.4             9.6            10.4            10.5
  Sales and marketing..................................            9.6            11.7            11.0            12.0
  General and administrative...........................           14.3             5.3             9.6             4.7
                                                                 -----           -----           -----           -----
     Total operating expenses..........................           33.3            26.6            31.0            27.2
                                                                 -----           -----           -----           -----
Income from operations.................................           24.7            21.1            24.9            19.0
Other income, net......................................            1.7             1.9             2.0             1.5
                                                                 -----           -----           -----           -----
Income before provision for income taxes...............           26.4            23.0            26.9            20.5
                                                                 -----           -----           -----           -----
Provision for income taxes.............................            3.9             1.7             4.0             3.5
                                                                 -----           -----           -----           -----
Net income ............................................           22.5%           21.3%           22.9%           17.0%
                                                                 =====           =====           =====           =====

Comparison of the Three and Nine Months Ended September 30, 1999 and 1998


   Net revenues.   Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by a licensee of our technology. Net revenues for the third quarter ended September 30, 1999 were $30.1 million compared to $20.3 million for the third quarter of 1998, an increase of $9.8 million, or 48.3%. Net revenues for the nine months ended September 30, 1999 were $73.9 million compared to $49.9 million for the comparable period of 1998, an increase of $24.1 million, or 48.3%.

   Net revenues from product sales represented $29.8 million and $19.9 million in the third quarter of 1999 and 1998, respectively. Net revenues from product sales represented $72.9 million and $48.5 million in the nine months ended September 30, 1999 and 1998, respectively. The increase in net revenues from product sales for the three months and nine months ended September 30, 1999 was due primarily to strong demand for our products across all of our major markets and geographies. In particular, sales to the cellular phone market increased approximately 50% for the quarter and 120% for the nine months ended September 30, 1999 compared to the same periods of the prior year. In total, sales of our TOPSwitch and TinySwitch products accounted for 97.8% and 97.2% of net revenues from product sales for the three months ended September 30, 1999 and 1998, respectively, and 96.7% and 94.4% for the nine months ended September 30, 1999 and 1998, respectively. Net revenues from royalties were $311,000 for the third quarter of 1999, compared to $410,000 for the third quarter of 1998, and $1.0 million for the nine months ended September 30, 1999, compared to $1.4 million for the same period in 1998. We expect net revenues from royalties to continue to decline and account for a small percentage of our net revenues.

   International sales were $23.2 million in the third quarter of 1999 compared to $16.7 million for the same period in 1998, an increase of $6.5 million, or 39.1%, which represented 77.0% of net revenues compared to 82.1% in the comparable period of 1998. International sales were $56.8 million for the nine months ended September 30, 1999 compared to $40.7 million for the same period in 1998, an increase of $16.1 million, or 39.6%, which represented 76.9% of net revenues compared to 81.7% in the comparable period of 1998. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 61.9% and 65.6% of our product sales for the three months ended September 30, 1999 and 1998, respectively, and 61.7% and 64.7% of our product sales for the nine months ended September 30, 1999 and 1998, respectively. We expect international sales to continue to account for a large portion of our net revenues.

   Direct sales for the third quarter of 1999 were divided 39.0% to distributors and 61.0% to original equipment manufacturers, or OEMs, and power supply merchants, compared to 50% to distributors and 50% to OEMs and power supply merchants for the same quarter in 1998. For the nine months ended September 30, 1999, direct sales were divided 41.5% to distributors and 58.5% to OEMs and power supply merchants, compared to 52.9% to distributors and 47.1% to OEMs and power supply merchants for the same period in 1998. For the quarter ended September 30, 1999, sales to two customers accounted for 14.1% and 11.3% of net revenues, and for the quarter ended September 30, 1998, those same two customers accounted for 23.8% and 13.3% of net revenues. For the nine months ended September 30, 1999, sales to two customers accounted for 15.9% and 11.1% of net revenues, and for the nine months ended September 30, 1998, those same two customers accounted for 22.1% and 13.0% of net revenues.

   The exact dollar amounts and percentages of sales to end customers are difficult to ascertain because most of those sales occur through distributors or indirectly through sales to merchant power supply manufacturers, which in turn sell power supplies to OEMs. However, we estimate that direct and indirect sales to Motorola, who is our largest end user, accounted for approximately 23% and 15% of net revenues for the quarters ended September 30, 1999 and 1998, respectively, and approximately 22% and 12% of net revenues for the nine months ended September 30, 1999 and 1998, respectively. Direct sales to Motorola were 6.7% and 5.9% of net revenues for the quarters ended September 30, 1999 and 1998, respectively, and 9.7% and 4.7% of net revenues for the nine months ended September 30, 1999 and 1998, respectively.

   Cost of revenues; Gross profit.   Gross profit is equal to net revenues less
cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the third quarter of 1999 was $17.5 million, or 58.0%, of net revenues, compared to $9.7 million, or 47.7%, of net revenues for the same period in 1998. Gross profit for the nine months ended September 30, 1999 was $41.3 million, or 55.9%, of net revenues, compared to $23.0 million, or 46.2%, of net revenues for the same period in 1998. The increase in gross profit for the three months and nine months ended September 30, 1999 was primarily due to efficiencies achieved from increased sales volume, lower prices for wafers and better manufacturing yields due to improved test equipment. Gross profit also benefited from a one-time credit from one of our suppliers in the amount of $1.2 million recorded in the third quarter of 1999. The credit resulted in gross profit improvement of 4.0% for the quarter and 1.6% for the nine months ended September 30, 1999. We cannot assure you that these or other factors will have a favorable impact on our gross profit in future periods.

   Research and development expenses.   Research and development expenses
consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the third quarter of 1999 were $2.8 million compared to $1.9 million for the same period in 1998, an increase of $866,000, or 44.5%, which represented 9.3% and 9.6% of our net revenues in each period, respectively. Research and development expenses for the first nine months of 1999 were $7.7 million compared to $5.2 million for the same period in 1998, an increase of $2.5 million, or 47.0%, which represented 10.4% and 10.5% of net revenues in each period, respectively. The increase for the three months and nine months ended September 30, 1999 was primarily due to increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials caused by the transition of foundry manufacturing processes, and bringing newly developed products into manufacturing. We expect research and development expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

   Sales and marketing expenses.   Sales and marketing expenses consist
primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses for the third quarter of 1999 were $2.9 million compared to $2.4 million for the same period in 1998, an increase of $517,000, or 21.8%, which represented 9.6% and 11.7% of our net revenues in each period, respectively. Sales and marketing expenses for the first nine months of 1999 were $8.1 million compared to $6.0 million for the same period in 1998, an increase of $2.1 million, or 35.2%, which represented 11.0% and 12.0% of our net revenues in each period, respectively. The increase for the three months and nine months ended September 30, 1999 was primarily a result of the addition of personnel to support increased sales, and to increase the availability of field application engineers. We expect sales and marketing expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

   General and administrative expenses.   General and administrative expenses
consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. For the quarters ended September 30, 1999 and 1998, general and administrative expenses were $4.3 million and $1.1 million, respectively, which represented 14.3% and 5.3% of our net revenues in each period. For the nine months ended September 30, 1999 and 1998, general and administrative expenses were $7.1 million and $2.3 million, respectively, which represented 9.6% and 4.7% of our net revenues in each period. This increase in spending was primarily attributable to increased professional and legal expenses related to our patent infringement lawsuit filed against Motorola.

   Other income, net.   Other income, net, for the third quarter of 1999
increased by $111,000 over the same period in 1998, and for the nine months ended September 30, 1999, it increased by $752,000 over the same period in 1998. The increase for the three month and nine month periods ended September 30, 1999 was due primarily to additional interest income from an increase in short-term investments in 1999.

   Provision for income taxes.   Provision for income taxes represents Federal,
state and foreign taxes. The provision for income taxes was $1.2 million for the third quarter of 1999 compared to $351,000 for the same period in 1998. The provision for income taxes was $3.0 million for the first nine months of 1999 compared to $1.7 million for the same period in 1998. Our estimated effective tax rate for 1999 is 15% compared to 17% used in the same period for 1998. The difference between the statutory rate and our effective tax rate for 1999 is primarily due to the beneficial impact of deferred taxes resulting from a reduction in the valuation allowance.

Liquidity and Capital Resources

   At September 30, 1999, we had approximately $60.8 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by those foundries to us. The balance of this credit line is unused and available. The line of credit agreement contains financial covenants and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent. We have financed a significant portion of our machinery and equipment through capital equipment leases. We financed additional equipment during the nine months ended September 30, 1999 in the amount of $772,000. We do not expect to obtain any additional financing for equipment purchases during the balance of 1999.

   As of September 30, 1999, we had working capital, defined as current assets less current liabilities, of approximately $63.2 million, which was an increase of approximately $20.4 million over December 31, 1998. Our operating activities generated cash of $19.6 million and $11.9 million in the nine months ended September 30, 1999 and 1998, respectively. Cash generated in the first nine months of 1999 was principally the result of net income in the amount of $17.0 million, depreciation and amortization, tax benefits from employee stock plans and increases in accounts payable and accrued liabilities with a reduction in inventory. This was partially offset by increases in accounts receivable and deferred income taxes. Cash generated in the first nine months of 1998 was principally the result of net income of $8.5 million, depreciation and amortization, increases in deferred revenue and accrued liabilities, offset by an increase in inventories and a decrease in accounts payable.

   Our investing activities were a net transfer from cash and cash equivalents to short-term investments of $14.6 million and $24.0 million in the nine months ended September 30, 1999 and 1998, respectively.

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

   Assessment. The year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Early during 1999 we organized a program team to monitor the assessment and remediation status of our year 2000 projects and to report such status to our board of directors. In addition, the project team assessed the potential effect and costs of remediating the year 2000 problem for our internal systems. During the second quarter of 1999, our year 2000 project plan was reviewed by an independent consulting firm as to completeness and progress. There were no major omissions identified. The primary recommendations of the independent consulting firm focused on the importance of our testing and contingency planning activities. The review recommendations were incorporated into the plan.

   Products. We have evaluated the functionality of our past and present products with respect to any year 2000 problems and have determined that none of our past or present products utilize date-related functions and, therefore, have no year 2000 problems.

   Internal Infrastructure. During the second quarter of 1999 we completed an inventory of our computers, software applications and production equipment used in connection with our internal operations and we categorized those systems as critical or non-critical. During subsequent quarters we completed the remediation and testing of all critical computers and software applications as well as most of the production equipment used in the manufacture of our products. Production testers that handle over 98% of our product volume have now been successfully upgraded for year 2000 compliance and tested. We have developed acceptable work-arounds for the remainder of our test equipment and we do not anticipate any material disruption to our production as a result of employing these work-arounds. Testing of non-critical computers, software applications and production equipment will be continued throughout the remainder of the calendar year.

   Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, including fax machines, telephone switches, security systems, and other common devices, may be affected by the year 2000 problem. As of June 30, 1999, we had completed remediation of critical office and facilities equipment with the exception of our telephone equipment. We are now targeting replacement of our telephone equipment and software with a new, fully compliant system during the month of November 1999.

   We estimate the total cost to us of completing any required modifications, upgrades or replacements of our internal systems, beyond expenditures planned to meet the needs for managing our growth, to be approximately $350,000, almost all of which we believe will be incurred during 1999. This estimate is being monitored and we will revise it as additional information becomes available.

   Based on the activities described above, we do not believe that the year 2000 problem will have a material adverse effect on our business or operating results. In addition, we have not deferred any material information technology projects as a result of our year 2000 problem activities.

   Suppliers. During the second and third quarters of 1999 we contacted all third-party suppliers of components used in the manufacture of our products, with special emphasis on those suppliers categorized as critical. During this process we identified one or more suppliers who are our single source of products and reviewed information they provided to us regarding their year 2000 programs. As of the third quarter of 1999, these suppliers have represented to us in writing that they have achieved year 2000 compliance. However, we have limited or no control over the actions of these third-party suppliers. Thus, while we expect that we will be able to resolve any significant year 2000 problems with these third parties, we cannot assure you that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to resolve year 2000 problems with their systems, on a timely basis, could have a material adverse effect on our business, operating results and financial condition.

   Customers. During the second and third quarters of 1999 we contacted our significant customers to understand their situations regarding year 2000 readiness and to ensure that any inability on their part to take delivery of planned product shipments will not substantially impact our revenue flow. However, we have limited or no control over the actions of these customers. Thus, while we expect that we will be able to resolve any significant year 2000 problems with them, we cannot ensure you that these customers will not materially reduce their purchases from us in order to resolve their year 2000 problems. Any failure of these customers to resolve year 2000 problems with their systems on a timely basis, could have a material adverse effect on our business, operating results and financial condition.

   Most Likely Consequences of Year 2000 Problems. We believe we have identified and resolved all year 2000 problems that could materially adversely affect our business operations prior to the times when these problems could cause disruptions to our business. However, we believe that it is not possible to determine with complete certainty that we have identified or corrected all year 2000 problems affecting us. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many year 2000 problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable failures. As a result, we believe that the following consequences are possible:

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

   Contingency Plans. During the third and fourth quarters of 1999 we are developing contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. Depending on the systems affected, these plans could include:

   .   accelerated replacement of affected equipment or software;

   . use of more costly express carriers to supplement freight forwarding services;

   . reliance on power generation devices to sustain critical voice and data functions;

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

   . Our Operating Results Are Dependent Upon the Volume and Timing of Our Orders With Our Foundries. Our operating results are also substantially dependent upon the volume and timing of orders that we place with our foundries. Due to the absence of substantial noncancellable backlog, we must plan our production and inventory levels based on internal forecasts of customer demand, which is unpredictable and may fluctuate substantially. If we underestimate the number of units required to meet customer demand and fail to maintain adequate inventory levels, we may lose significant revenue opportunities and market share to our competitors. On the other hand, if we overestimate the number of units required to meet customer demand, our operating results may be materially adversely affected as a result of costs associated with carrying excess inventory and with obsolescence. Excess inventory and obsolescence costs could be further increased by any unestimated returns from our distributors or customers.

   . Our net revenues and operating results may also fluctuate because of the following factors:

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

   We Are Highly Dependent on a Limited Number of Customers. Our end user base is highly concentrated, and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, account for a significant portion of our net revenues. Accordingly, if one of these OEMs significantly reduces its purchases from us, our net revenues may decline. We have experienced these effects in the past and we cannot assure you that our customers will not reduce, cancel or delay orders in the future.

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

   Motorola's Energy Systems Group, or ESG, has informed us of its intent to move a high volume charger program to another solution. We expect that this transition will occur in the first quarter of 2000. As a result of this decision, our direct sales to ESG may be significantly reduced, which may significantly reduce our net revenues.

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

   Our wafer supply contracts with Matsushita and OKI terminate in June 2000 and September 2003, respectively. We cannot assure you that we will be able to reach an agreement with Matsushita to extend the term of its wafer supply agreement. Failure to reach, in a timely fashion, an extension of our agreement with Matsushita or to enter into an arrangement with another manufacturer could result in material disruptions in supply. In addition, the terms of our agreement with Matsushita limit the conditions under which we can enter into similar arrangements with other Japanese manufacturers or their subsidiaries during the term of this agreement. Any disruption in our supply of wafers would adversely impact our ability to sell our product and would cause a decline in our net revenues.

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

   We typically receive shipments from Matsushita or OKI approximately 8 to 10 weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers from Matsushita or OKI 4 to 6 weeks before the desired ship date to our customers. As a result of these factors and the fact that customers' orders can be made with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. This could cause us to have an excess or a shortage of inventory of a particular product. From time to time we have been unable to fully satisfy customer requests as a result of these factors. Any significant disruptions in deliveries would materially adversely affect our business and operating results. Although we provide OKI and Matsushita with rolling forecasts of our production requirements, the ability of Matsushita or OKI to provide wafers to us is limited by the available capacity of the foundry in which it manufactures wafers for us. An increased need for capacity to meet internal demands or demands of other customers could cause Matsushita and OKI to reduce capacity available to us. Matsushita and OKI may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers' requirements. Any of these concessions could materially adversely affect our business.

   We Rely on Our Contracted Foundries and Independent Subcontractors to Produce Wafers and Assemble Finished Products at Acceptable Yields. We depend on Matsushita and OKI to produce wafers, and independent subcontractors to assemble finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of Matsushita or OKI to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues. The manufacture of our TOPSwitch products utilizes a CMOS process with a proprietary, highly sensitive implant process step. To the extent this process prevents our wafer foundries from achieving acceptable manufacturing yields or causes them to delay product shipments, our financial condition and operating results would be materially adversely affected. Our IC assembly process also requires our manufacturers to use a high-voltage molding compound available from only one vendor, which is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially adversely affect yields and cost to manufacture. Good production yields are particularly important to our business and financial results, including our ability to meet our customers' demand for products and to maintain profitability. As we continue to increase our product output, our foundries and assemblers may experience a decrease in yields. We cannot assure you that acceptable yields will be maintainable in the future.

   Matsushita Has Licenses to Our Technology Which It May Use to Our Detriment. Our ability to take advantage of the potentially large Japanese market for our products is largely dependent on Matsushita and its ability to promote and deliver our products. Pursuant to our agreement with Matsushita, Matsushita has the right to manufacture and sell products using our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Some of these products are redistributed by the Japanese customers to their manufacturing operations in other regions. In addition, we have agreed not to sell our products in Japan to new customers. Although we receive royalties on Matsushita's sales, these royalties are substantially lower than the gross profit we would receive on direct sales. In addition, the royalties Matsushita pays us are denominated in Japanese yen and are subject to risks inherent in exchange rate fluctuations. Should we fail to negotiate acceptable royalty-bearing extensions to our contract with Matsushita, we would need to expend substantial effort and expense to establish ourselves in this market directly or through a different partner. We cannot assure you that we would not lose customers for Matsushita's products during any transition. We cannot assure you that Matsushita will not use the technology rights we have granted it to develop or market competing products following any termination of its relationship with us or after termination of Matsushita's royalty obligation to us.

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

   Our Products Must Meet Exacting Specifications, and Undetected Defects and Failures May Occur. The fabrication and assembly of ICs are highly complex and precise processes. We expect that our customers will continue to establish demanding specifications for quality, performance and reliability that our products must meet. ICs as complex as those we sell often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. We have from time to time in the past experienced product quality, performance or reliability problems. We cannot guarantee that defects or failures will not occur in the future relating to our product quality, performance and reliability that may have a material adverse effect on our operating results. If these defects and failures occur, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our operating results.

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

   Recently, our TOPSwitch product families have begun to meet additional competition from hybrid and single high-voltage ICs similar to TOPSwitch. Fairchild Semiconductor, OnSemiconductor, STMicroelectronics and Sanken are developing or producing these competing products. We expect competition to increase as companies like these see the success we have had in converting older technologies to the integrated solutions used in our product offerings. To the extent these competitors' products are more cost effective than our products, our operating results could be materially adversely affected. Many of our emerging competitors, including Fairchild Semiconductor, OnSemiconductor, STMicroelectronics and Sanken, have significantly greater financial, technical, manufacturing and marketing resources than we do. In a market where a high-voltage IC is designed into a customer's product and the provider of the IC is therefore the sole source of the IC for that product, greater manufacturing resources may be a significant factor in the customer's choice of the IC because of the customer's perception of greater certainty in its source of supply.

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

   We Must Protect Our Intellectual Property. Our future success depends upon our ability to protect our intellectual property, including patents, trade secrets, and know-how, and to continue our technological innovation. We cannot assure you that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

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

   Our Future Success Depends On Our Successful Management of Growth. We have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on our resources. To accommodate this growth, we have implemented and will continue to implement new and upgraded operational and financial systems, procedures and controls, including the improvement of our internal management systems, which may require substantial management efforts. These efforts if not accomplished successfully, could adversely affect our business and cause our net revenues to decline. In addition, any future periods of rapid growth or expansion could be expected to place a significant strain on our limited managerial, financial, engineering and other resources.

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

   Arrival of the Year 2000 May Create Unforeseen Difficulties. Many computer systems were not designed to handle any dates beyond the year 1999, and therefore, computer hardware and software for virtually all businesses will need to be modified prior to the year 2000 in order to remain functional. We are concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming year 2000 problem. This expense may result in spending being diverted from ICs for use in AC to DC power conversion in the near future. We have assessed the impact of the year 2000 issue on our internal information systems and have completed the remediation and testing of all critical computers and software applications, as well as most of the production equipment used in the manufacture of our products. Production testers that handle over 98% of our product volume have now been successfully upgraded for year 2000 compliance and tested. We have developed acceptable work-arounds for the remainder of our test equipment and we do not anticipate any material disruption to our production as a result of employing these work-arounds. Testing of non-critical computers, software applications and production equipment will be continued throughout the remainder of the calendar year. We have evaluated the functionality of our current products with respect to any year 2000 problems and have determined that our current products have no year 2000 problems. We do not anticipate that addressing the year 2000 problem for our internal information systems and future products will have a material impact on our operations or financial results. However, we cannot assure you that these costs will not be greater than anticipated, or that we will complete the corrective actions we have undertaken before any year 2000 problems could occur. The year 2000 issue could lower demand for our products while increasing our costs. These factors, while not quantified, could have a material adverse impact on our operations and financial results.

   We have relationships with key suppliers, who are our single source or one of a limited number of providers of certain materials used in our products. During the second and third quarters of 1999 we completed the process of contacting all third-party suppliers of components used in the manufacture of our products, with special emphasis on those suppliers categorized as critical. During this process we identified one or more sole source suppliers and reviewed information they provided to us regarding their year 2000 programs. As of the third quarter of 1999, these suppliers have represented to us in writing that they have achieved year 2000 compliance. However, we have limited or no control over the actions of these third-party suppliers. Thus, while we expect that we will be able to resolve any significant year 2000 problems with these third parties, we cannot assure you that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to resolve year 2000 problems with their systems, on a timely basis, could have a material adverse effect on our business, operating results and financial condition.

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

   In February 1999, our board of directors adopted a preferred stock purchase rights plan intended to guard against hostile takeover tactics. The adoption of this plan was not in response to any proposal to acquire us, and the board is not aware of any such effort. The existence of this plan could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

   We are also subject to the anti-takeover provisions of section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of section 203 could have the effect of delaying or preventing a change of control.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

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

   The table below presents principal amounts and related weighted average interest rates for our investment portfolio at September 30, 1999. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

                                                                                                       Average
                                                                                        Carrying       Interest
                                                                                         Amount          Rate
                                                                                       ----------    ----------
Cash Equivalents:
  Tax-exempt securities.............................................................      $15,000         3.75%
                                                                                          -------         ----
       Total cash equivalents.......................................................       15,000         3.75%
                                                                                          -------         ----

Short-term Investments:
  U.S. corporate securities.........................................................       24,100         5.23%
  Foreign securities................................................................        3,079         4.97%
  Tax-exempt securities.............................................................        7,000         3.75%
                                                                                          -------         ----

       Total short-term investments.................................................       34,179         4.90%
                                                                                          -------         ----

       Total investment securities..................................................      $49,179         4.55%
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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

   In July 1998, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against our largest end user, Motorola. In August 1998, we voluntarily dismissed the complaint, and filed a new complaint in the U.S. District Court, District of Delaware, alleging that Motorola has infringed and continues to infringe two of our circuit patents. In October 1998, Motorola asserted various counterclaims against us, alleging that we are infringing certain of Motorola's patents.

   Trial of this action was held in October 1999. On October 15, 1999, a unanimous jury returned a verdict in our favor. The jury determined that Motorola had willfully infringed one of our patents and awarded us $32.3 million in compensatory damages. The jury also found that we had not infringed any of the asserted Motorola patents and that two of the Motorola patents were invalid. Proceedings in this matter are continuing. We anticipate that Motorola will seek to have the jury verdict overturned. If the verdict were overturned, we might not ultimately prevail in this litigation and this litigation could have a material adverse effect on our business, financial condition and operating results.

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

                10.25 Sublease between the Company and Atweb, Inc., dated as of July 1, 1999.

                27.1  Financial Data Schedule.


        b.   Reports on Form 8-K.

                None

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  POWER INTEGRATIONS, INC.



Dated:   November 9, 1999         By: /s/ Robert G. Staples
                                     -----------------------------
                                     Robert G. Staples
                                     Chief Financial Officer