Form 10-K405
period 1999-12-31
POWER INTEGRATIONS INC
filed 2000-03-29
CIK 833640

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                        _______________________________

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                                        or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     _______________

                        Commission File Number 0-23441
                        ------------------------------

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

                        _______________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]    NO  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant's voting and non-voting common equity held by nonaffiliates of registrant, based upon the closing sale price of the common stock on February 29, 2000, as reported on the NASDAQ National Market, was approximately $906,146,914. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $.001 par value, as of February 29, 2000: 26,847,260

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for registrant's 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report.

================================================================================

PART I

     This report includes a number of forward-looking statements. Such statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from what we say in this report. These factors include, but are not limited to, our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; and our limited financial resources. We more fully discuss these and other risk factors in "Item 7--Management's Discussion and Analysis of Financial Condition and Operating results--Risk Factors" and elsewhere in this report.

     TOPSwitch, TinySwitch and EcoSmart are trademarks of Power Integrations,
Inc.

Item 1.  Business

Overview

     We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, commonly referred to as ICs, for use primarily in alternating current to direct current, or AC to DC, power conversion. We have targeted high-volume power supply markets including:

     .    the cellular telephone market;
     .    the personal computer market;
     .    the cable and direct broadcast satellite decoder box market; and
     .    various other consumer and industrial electronics markets.

     Our ICs cost-effectively bring the benefits of high levels of integration to AC to DC switching supplies. We believe that the products in our TOPSwitch family of high-voltage ICs, introduced in 1994, were the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced TOPSwitch II, an enhanced family of our ICs, in April 1997 and TinySwitch, a family of more energy-efficient power conversion ICs, in September 1998.

Industry Background

     Virtually every electronic device that plugs into a wall socket requires some type of power supply to convert high-voltage AC, provided by electric utilities, into low-voltage DC required by the devices. Additionally, rechargeable, portable products, such as cellular phones and laptop computers, also need an AC to DC power supply to recharge their batteries.

     Before 1970, AC to DC power supplies used large, inefficient transformers, which operated at low frequencies to convert power from AC to DC. In the 1970s, the invention of high-voltage discrete semiconductors enabled the development of a new generation of AC to DC "switching" power supplies, which allowed the use of smaller, more efficient transformers to lower the voltage. Although these discrete switchers offered advantages over older technologies, over the years they have not kept pace with the technological advances made in the electronic devices they power.

     As the pressures from market forces have increased, the limitations of discrete switchers have become more pronounced. Discrete switchers require numerous components which limit the power supply designers' ability to reduce the size, increase the functionality and improve the efficiency of switchers while at the same time meeting stringent market cost and energy efficiency requirements. In addition, discrete switchers involve a high level of design complexity, which limits the scalability of designs and increases time-to-market and development risks for new products.

     Early attempts to replace discrete switchers with integrated switchers, using high-voltage analog ICs, did not achieve widespread acceptance in the marketplace because they were not cost-effective. We addressed this opportunity in 1994 by introducing our first cost effective IC, TOPSwitch. Our growth since that time validates our belief that a substantial market opportunity exists for high-voltage ICs that are cost effective and combine the benefits of integration that discrete switcher and earlier transformer technologies lack.

Our Highly Integrated Solution

     We have developed several families of high-voltage power conversion ICs, which we believe are the first highly integrated power conversion ICs to achieve widespread market acceptance. Since introducing our TOPSwitch family of products in 1994, we have shipped approximately 350 million TOPSwitch ICs, 150 million of which were shipped in 1999. These patented ICs achieve a high level of system integration by combining a number of electronic components into a single IC. Our TOPSwitch and TinySwitch products enable many power supplies in the 0.5 to 150-watt power range to have a total cost equal to or lower than discrete switchers. Our TOPSwitch and TinySwitch products offer the following key benefits to power supplies:

          .  Fewer Components, Reduced Size and Enhanced Functionality

             Our highly integrated TOPSwitch ICs enable the design and production of cost-effective switchers that use up to 50% fewer components and have enhanced functionality compared to discrete-based solutions. For example, our ICs provide thermal and short circuit protection without increasing system cost, while discrete switchers must add additional components and cost to provide these functions.

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

     .    Focus on Markets that Can Derive Significant Benefits from Integration

          We are initially focusing our efforts on those markets that are particularly sensitive to size, portability, energy efficiency and time to market issues. We achieved early success in the cellular phone fast charger market, as cellular phone customers demanded more portable travel chargers instead of stand-alone desktop chargers. We have also achieved some success in the desktop PC market due to the market's demand for stand-by power capability, and in the cable and direct broadcast satellite decoder box market due to that market's need for reducing component count and for shortening product design cycles. As other markets emerge as significant opportunities for our TOPSwitch products, we intend to focus our resources on the development and penetration of those markets.

     .    Deliver Systems Solution and Provide Applications Expertise

          To help potential customers decide to purchase our TOPSwitch products, we offer comprehensive application design support. We provide extensive application notes and production-ready reference design boards. We also provide application-engineering support out of our headquarters and through field application engineering labs located in China, England, Germany, India, Japan, Korea, Singapore and Taiwan. We have committed substantial resources to system support by dedicating approximately 30% of our technical workforce to applications engineering. We believe our power supply systems expertise and investment in field applications engineering provide us significant competitive advantages.

     .    Extend Technological Leadership in High-Voltage Analog ICs

          Our proprietary device structures and fabrication processes as well as analog circuit designs have resulted in 25 U.S. patents and 33 foreign patents. These patents, in combination with our other intellectual property, form the basis of our TOPSwitch and TinySwitch product families. We recently introduced an enhanced TOPSwitch product family that provides improved power capability and system cost advantages while preserving the design simplicity of our original TOPSwitch products. We continue to improve our device structures, wafer fabrication processes and analog circuit designs and seek to obtain additional patents to protect our intellectual property.

     .    Leverage Patented Technology in Strategic Relationships

          We have established relationships with Matsushita Electronics Corporation, and with OKI Electric Industry in order to take advantage of these companies' high volume manufacturing resources, and in the case of Matsushita, generate royalty revenues. Our wafer manufacturing relationships with Matsushita and OKI enable us to focus on fundamental high-voltage silicon technology, product design and marketing while minimizing fixed costs and capital expenditures. Matsushita also has licensed the right to manufacture our products for sale in certain geographic regions and for use in its own products.

Products

  Below is a brief description of our products:

     .    The TOPSwitch Product Families

          Our TOPSwitch high-voltage analog IC products are able to meet the power conversion needs of a wide range of applications within high volume markets. Sales of TOPSwitch products accounted for 93%, 95% and 97% of our net revenues in 1997, 1998 and 1999, respectively.

               .    TOPSwitch

                    The TOPSwitch family consists of 13 products, the first of which was introduced in 1994. The key benefits of the TOPSwitch family compared to discrete switchers include fewer components, reduced size, enhanced functionality and lower cost in many applications. Our TOPSwitch products integrate a PWM controller, a high-voltage MOSFET and a number of other electronic components into a single 3 terminal IC. These products are produced in two high-voltage versions--a 350-volt version for the 115VAC-switcher markets, including the United States and Japan, and a 700-volt version for the 230VAC-switcher markets, including Europe.

               .    TOPSwitch II

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

               .    TinySwitch

                    The TinySwitch family currently consists of 5 products, the first of which was introduced in September 1998. The TinySwitch family of high voltage ICs is the first of our new generation chips based on our new EcoSmart technology. We developed our EcoSmart technology to enable a new class of light, compact, energy-efficient power supplies to address the growing global demand to reduce energy waste in a wide range of electronic products. The TinySwitch product line topology was specifically designed to address low power applications of less than 10 watts.

     .    Other Products

          Our products also include our SMP family, our INT family and a limited number of custom products. Sales of these products accounted for 7%, 5% and 3% of our net revenues in 1997, 1998 and 1999, respectively. We expect revenue from these products to continue to decline as a percentage of net revenues.

               .    SMP

                    The SMP family is the original line of power conversion products, which we developed for the AC to DC power supply market. These products are used in applications where switcher designers are willing to pay a premium price for additional features such as variable frequency.

               .    INT

                    The INT products are interface drivers for motor control applications, which utilize our high-voltage process technology.

               .    Custom Products

                    We also manufacture a limited number of custom products, including a hook switch for telephones.

Markets and Customers

  Our strategy is to target high-volume power supply markets and to initially focus on markets that can benefit the most from our highly integrated power conversion ICs. The following chart shows representative customers and end users of our products in power supplies in several major market segments.

Market Segment                                           Customers
-------------------------------------------------------  ----------------------------------------------------
     .  Cellular Phones

               Battery Chargers                          Eastcom, Ericsson, Hyundai, ICC, Lucky Goldstar,
                                                         Motorola and its subsidiaries, Mitsubishi, Nokia,
                                                         Phihong Enterprises, Sagem, Samsung Electronics,
                                                         Tamura

     .  Desktop Computers

               Stand-by Power                            Acbel (API), Artesyn, Astec, Compaq, Dell, Delta
                                                         Electronics, Hewlett Packard, Hipro, IBM, Intertek,
                                                         Liteon, Minebea, Magnetek, SPI, Tiger

     .  Cable and Direct Broadcast Satellite

               Set-top Decoders                          Acbel (API), Amstrad, General Instruments, Grundig,
                                                         Hughes, Magnetek, Nokia, Pace, Pioneer, Samsung,
                                                         Scientific Atlanta, Sony

     .  PC Peripherals

               Multi-media Monitor & Audio               Harman, JBL, Logitech, Lucky Goldstar, Sony
               Universal Serial Bus                      Nokia, Philips, Samsung, Sony
               Removable Mass Storage                    Iomega, Electronique D2, Imation

     .  Consumer

               TV                                        Daewoo, Lucky Goldstar, Philips, Samsung, Sharp,
                                                         Sony, Tatung, Vestel, Xocexo, Zenith
               VCR                                       Aiwa, Daewoo, Sony
               DVD                                       Shinco, Thakral

     .  Industrial

               Utility Meters                            Landis & Gyr, MTC, Schlumberger, Siemens
               Uninterrupted Power Supply                APC, Exide Electronics

     .  Home Appliances

               Washing Machines, Air                     AKO-Werke, Fisher-Paykel, Kelon, Lucky Goldstar,
               Conditioners, Dish Washers,               Meide, Miele, Samsung, Shanghai Sinyuan
               Vacuum Cleaners

Description of Our Primary Markets

          .  Cellular Phone Chargers

             In the cellular phone market, size, portability and more recently, energy efficiency are key market drivers for these products. We believe a substantial market opportunity exists for small, energy efficient power supplies for battery chargers. We estimate the total available annual market for cell phone chargers was approximately 300 million units in 1999.

          .  Desktop Computer Standby Power Supplies

             Governmental authorities are promoting computer manufacturers to use highly efficient stand-by power in new PCs to reduce the PCs' power consumption when idle. Our TOPSwitch and TinySwitch products are currently being used in computers to reduce the power consumed when idle and to meet the market demand for more energy-efficient computers. We estimate that the annual market for standby power supplies for desktop PCs was approximately 90 million units in 1999.

          .  Cable and Direct Broadcast Satellite Decoder Boxes

             Cable and direct broadcast satellite decoder box manufacturers are particularly sensitive to component count, printed circuit board space and the ability to shorten their product design cycles. Our TopSwitch products are currently help them solve these problems and provide other benefits inherent with an integrated solution. We estimate that the annual market for power supplies in cable and direct broadcast satellite decoder boxes was approximately 25 million units in 1999.

          .  Other Markets

             Although we currently focus on the above key markets, we also sell products into a wide variety of other markets, which include PC peripherals, televisions, VCRs, industrial meters and home appliances. As these and other markets emerge as significant opportunities for our IC products, we intend to focus our resources on the development and penetration of these markets.

Sales, Distribution and Marketing

     We sell our products to original equipment manufacturers, OEMs, and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors. We use sales representatives throughout Asia and Europe. Our international sales representatives also act as distributors. In the United States, we use one national distributor and a number of regional sales representatives. We have sales offices in Laguna Beach, California, Marietta, Georgia and, Wakefield, Massachusetts, as well as in China, England, Germany, India, Korea and Taiwan. For 1999, direct sales to OEMs and merchant power supply manufacturers represented approximately 60% of our net revenues while sales through distributors accounted for the remaining 40%. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and the sales representatives and distributors can discontinue marketing any of our products at any time.

     Our products are generally incorporated into a customer's power supply at the design stage. Our sales and marketing efforts are focused on facilitating the customer's use of our products in the design of new power supplies for specific applications. An important competitive factor in determining whether a customer decides to use our products in its designs is our commitment to provide comprehensive application design support. We publish comprehensive databooks and design guides and provide to our current and prospective customers extensive application notes and production-ready reference design boards. In addition, we provide application-engineering support out of our headquarters, and our field application engineering labs provide local resources to support customers in key geographies. We focus particular efforts on building relationships with, and providing support to, industry-leading OEMs and merchant power supply manufacturers. We have committed substantial resources to system support by dedicating approximately 30% of our technical workforce to applications engineering.

     Our end user base is highly concentrated, and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of our revenue in 1998 and 1999. Motorola is presently our largest end user. Although the exact dollar amounts and percentages of sales to Motorola are difficult to ascertain because most of such sales occur through distributors or indirectly through sales to merchant power supply manufacturers which, in turn, sell power supplies to Motorola, we estimate that direct and indirect sales to Motorola accounted for approximately 23% of our net revenues for 1999. We estimate that our top ten customers, including distributors which resell to Motorola and other large OEMs and merchant power supply manufacturers, accounted for 67%, 67% and 68% of our net revenues for 1997, 1998 and 1999, respectively. For 1997, Maxisum (Insight), a distributor, and Phihong Enterprise, a merchant, accounted for 21% and 15% of our net revenues, respectively. For 1998, Maxisum and Synnex Technologies, both distributors, accounted for 22% and 13% of our net revenues, respectively. For 1999, these two distributors accounted for 16% and 11% of our net revenues, respectively. No other customers accounted for more than 10% of net revenues during 1997, 1998 and 1999. In 1997, 1998 and 1999, international sales comprised 81%, 83% and 78%, respectively, of our net revenues.

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

     In the Japanese market, we have a license agreement with Matsushita under which Matsushita sells its versions of our products. While we continue to sell products to our existing Japanese customers, in April 1997, as part of the license agreement, we agreed not to pursue new business in Japan until after June 2000. We believe that this arrangement will better meet our market penetration and financial objectives in Japan. We support Matsushita's sales efforts and our existing Japanese customers through our office in Japan.

Technology

          .  High-Voltage Transistor Structure and Process Technology

             We have developed a proprietary high-voltage, power IC technology, which uses our MOS transistor structure and proprietary process and has resulted in 7 U.S. patents. The technology enables us to integrate cost effectively on the same monolithic IC, high-voltage n-channel transistors with industry standard CMOS and bipolar components. The IC device structure and the wafer fabrication process both contribute to the cost effectiveness of our high-voltage technology. The device structure results in a transistor conduction capability that is significantly higher than that of competing technologies. The IC device structure can be implemented on low cost silicon wafers using relatively large feature sizes, up to a 3 micron CMOS process, when combined with our proprietary implant process step.

          .  IC Design and System Technology

             Our proprietary IC designs combine complex control circuits and high-voltage transistors on the same monolithic IC and have resulted in 17 U.S. patents. Our IC design technology takes advantage of our high-voltage process to minimize the die size of both the high-voltage device and control circuits and improve the performance of our ICs versus alternative integration technologies. The combination of our IC design technology and our system level expertise in switchers has enabled us to develop the highly integrated TOPSwitch ICs and scalable architecture for integrated switchers.

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

     In 1997, 1998 and 1999, we spent $5.3 million, $7.2 million and $10.8 million, respectively, on research and development efforts. We expect to continue to invest substantial funds in research and development activities. The development of high-voltage analog ICs is highly complex. We cannot guarantee that we will develop and introduce new products in a timely and cost-effective manner or that our development efforts will successfully permit our products to meet changing market demands.

Intellectual Property and Other Proprietary Rights

     We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. We hold 25 U.S. patents and have generally filed for or received foreign patent protection on these patents resulting in 33 foreign patents to date. The U.S. patents have expiration dates ranging from 2006 to 2019. Seven of the U.S. patents are related to the device structure of the high-voltage transistor, ten are circuit patents that have been used in our products and three are circuit patents that provide the foundation for our TOPSwitch products. Two of the U.S. patents cover specific system applications using TOPSwitch. Additionally, we have three new circuit patents which we believe will provide a basis for future products. We are currently pursuing additional U.S. patent applications relating to improvements and extensions of our products. We cannot guarantee that our pending United States or foreign patent applications or any future United States or foreign patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, we cannot guarantee that others will not independently develop similar or competing technology or design around any of our patents. We also hold nine trademarks, five in the U.S., two in California and two in Japan.

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

     We have granted a perpetual non-transferable license to Matsushita to use our semiconductor patents and other intellectual property for our current high-voltage technology, including our TOPSwitch technology and improvements on the existing technology, which allows Matsushita to manufacture and design products for internal use and for sale or other distribution to Japanese companies and to subsidiaries of Japanese companies in Asia. To the extent the products they manufacture and design are not based on the TOPSwitch technology, Matsushita may make sales or other distribution to Asian companies in Asia. Matsushita has granted us perpetual cross licenses to the technology developed by them under their license rights. We have agreed not to license the technology licensed to Matsushita to other Japanese companies or their subsidiaries prior to June 2000. We have also agreed not to sell our products in Japan to new customers. In exchange for its license rights, Matsushita has paid and will continue to pay to us licensing fees for a fixed period and has paid or will pay royalties on products using the licensed technology during fixed periods. In April 1997, we amended our license agreement with Matsushita to explicitly include high-voltage device technology being developed by us in return for an improved royalty structure from Matsushita.

     We have also granted a perpetual, non-transferable license to AT&T Microelectronics to use certain of our IC processes and device technologies in the products AT&T sells. In addition, pursuant to an agreement with MagneTek, Inc., we have granted MagneTek an exclusive, perpetual royalty-free license to manufacture lighting products that incorporate certain of our technology.

Manufacturing

     We contract with Matsushita and OKI to manufacture our wafers in foundries located in Japan. Our semiconductor products are assembled and packaged by independent subcontractors in China, Malaysia and the Philippines. We perform testing, finishing and shipping at our facility in Sunnyvale, California. This fabless manufacturing model enables us to focus on our engineering and design strengths, minimize fixed costs on capital expenditures, and still have access to high-volume manufacturing capacity. Our products do not require leading edge process geometries for them to be cost-effective, and thus we can use Matsushita's and OKI's older, low-cost facilities for wafer manufacturing. We use a proprietary and sensitive implant process and must interact closely with Matsushita and OKI to achieve satisfactory yields. Although we generally utilize standard IC packages for assembly, some materials and aspects of assembly are specific to our products. We require our manufacturers to use a high-voltage molding compound that is difficult to process and is available from only one supplier. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. As a result we must be involved with our contractors on an active engineering basis to maintain and improve the process. We have developed process monitoring equipment to support this effort and must provide adequate engineering resources to provide similar support in the future.

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

     We cannot assure you that we will be able to reach an agreement with Matsushita to extend the term of its wafer supply agreement. Failure to reach, in a timely fashion, an extension of our agreement with Matsushita or to enter into an arrangement with another manufacturer could result in material disruptions in supply. Contractual provisions limit the conditions under which we can enter into such arrangements with other Japanese manufacturers or their subsidiaries during the term of the agreement with Matsushita. In the event of a supply disruption with OKI or Matsushita, if we were unable to quickly qualify alternative manufacturing sources for existing or new products or if these sources were unable to produce wafers with acceptable manufacturing yields, our operating results would suffer.

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

Competition

     The high-voltage power supply industry is intensely competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for our products is cost effectiveness. Our products face competition from alternative technologies, including traditional linear transformers and discrete switcher power supplies. We believe that at current pricing, our families of high-voltage power conversion ICs offer favorable cost-performance benefits compared to linear and discrete switcher supplies in many high-volume applications. However, there has been sizeable overcapacity of discrete components, which resulted in significant price erosion for these products during 1998 and 1999. A continuation of the price decline of discrete components, such as high-voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of the TOPSwitch products. Also, older alternative technologies like linear transformers are more cost-effective than discrete switchers and integrated switchers that use our ICs in certain power ranges for certain applications. If power requirements for certain applications in which our products are currently utilized, such as battery chargers for cellular telephones, drop below certain power levels, these older alternative technologies can be used more cost effectively than switchers. Our TinySwitch IC family, introduced in September 1998, was specifically designed to enhance the cost effectiveness of our integrated switcher solutions in the low power range. However, we cannot guarantee that our efforts in this area will be successful.

     Recently, our TOPSwitch product families have begun to meet increased competition from hybrid and single high-voltage ICs similar to TOPSwitch. These competing products are being developed or have been developed and are being produced by companies such as ON Semiconductor, STMicroelectronics, Fairchild Semiconductor and Sanken Electric Company. We expect competition to increase as companies like these see the success we have had in converting older technologies to the integrated solutions enabled by our product offerings. To the extent these competitors' products are more cost effective than our products, our business, financial condition and operating results could be materially adversely affected. Many of our emerging competitors, including Motorola, STMicroelectronics, Samsung and Sanken, have significantly greater financial, technical, manufacturing and marketing resources than do we. In the context of a market where a high-voltage IC is designed into a customer's product and the provider of such ICs is therefore the sole source of the IC for that product, greater manufacturing resources may be a significant factor in the customer's choice of the IC because of the customer's perception of greater certainty in its source of supply.

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

Employees

     As of December 31, 1999, we employed 220 full time personnel, consisting of 88 in manufacturing, 61 in research and development, 50 in sales and marketing and 21 in finance and administration.

Executive Officers of Power Integrations

     As of February 29, 2000, our executive officers, which are elected by and serve at the discretion of the board of directors, were as follows:

Name                        With Power Integrations                                                Age
----------------------      --------------------------------------------------------------         ---
Howard F. Earhart           President, Chief Executive Officer and Chairman of the Board            60

Balu Balakrishnan           Vice President, Engineering and Strategic Marketing                     45

Roderick D. Davies          Vice President, Operations                                              49

Joyce Engberg               Vice President, Information Technology                                  50

Richard S. Fassler          Vice President, Marketing                                               48

Vladimir Rumennik           Vice President, Technology Development                                  54

Daniel M. Selleck           Vice President, Worldwide Sales                                         53

Robert G. Staples           Chief Financial Officer, Vice President, Finance and                    52
                            Administration and Secretary

Clifford J. Walker          Vice President, Corporate Development                                   48

Alan D. Bickell(1)(2)       Director                                                                63

Nicholas E. Brathwaite      Director                                                                41

R. Scott Brown(1)           Director                                                                58

E. Floyd Kvamme(1)(2)       Director                                                                62

Steven J. Sharp             Director                                                                58

---------------

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

     Balu Balakrishnan has served as our vice president, engineering and strategic marketing since September 1997. From September 1994 to September 1997, Mr. Balakrishnan served as our vice president, engineering and marketing. Mr. Balakrishnan served as our vice president, design engineering from April 1989 to September 1994.

     Roderick D. Davies has served as our vice president, operations since August 1999. In the previous eight years Mr. Davies held various positions, including vice president of the business unit management, and marketing and operations positions at International Rectifier, a worldwide supplier of power semiconductors used for power conversion.

     Joyce Engberg has served as our vice president, information technology since February 1999. From January 1996 to January 1999, Ms. Engberg served as chief information officer of Spectrian, a manufacturer of RF power amplifiers. From January 1993 to January 1996, Ms. Engberg served as director of technical services of Consilium, a software company.

     Richard S. Fassler has served as our vice president, marketing since January 2000. From 1986 to 2000, Mr. Fassler held various positions, most recently as the vice president of sales and marketing at IXYS Corporation, a designer and developer of power semiconductors.

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

     Alan D. Bickell has served as a member of the board of directors since April 1999. Mr. Bickell retired in 1996 after more than 30 years with Hewlett Packard, serving as a corporate senior vice president and managing director of geographic operations since 1992.

     Nicholas E. Brathwaite has served as a member of the board of directors since January 2000. Mr. Brathwaite currently serves as senior vice president and chief technology officer for Flextronics International, a provider of engineering, advanced electronics manufacturing and logistical services, and has held various engineering management positions with Flextronics since 1995. From 1989 to 1995, Mr. Brathwaite held various management positions at nChip, a multi-chip module company.

     R. Scott Brown has served as member of the board of directors since July 1999. From 1985 to May 1999, Mr. Brown served as senior vice president of worldwide sales and support for Xilinx, Inc., a designer and developer of complete programmable logic solutions for use by electronic equipment manufacturers.

     E. Floyd Kvamme has served as a member of the board of directors since September 1989. Mr. Kvamme has been a general partner of Kleiner Perkins Caufield & Byers, a venture capital company, since 1984. Mr. Kvamme also serves on the boards of Brio Technology, Harmonic Inc., National Semiconductor, Photon Dynamics and several private companies.

     Steven J. Sharp is one of our founders and has served as a member of the board of directors since our inception. Mr. Sharp has served as president, chief executive officer and chairman of the board of TriQuint Semiconductor, a manufacturer of gallium arsenide integrated circuits, since September 1991.

Item 2.   Properties.

     Our main executive, administrative, manufacturing and technical offices are located in a 30,000 square foot facility in Sunnyvale, California under a lease which expires in October 2003 with a conditional five-year option at fair market value to the year 2008. Our manufacturing operations at this facility consist of testing wafers and ICs. We have also acquired an additional 15,000 square foot facility in Sunnyvale, California, which is leased through June 2003. On December 29, 1999, we entered into a new lease for an 118,000 square foot facility located in Hellyer Oaks Technology Park in San Jose, California, which will become available in mid 2000, at which time we will relocate our Sunnyvale operations to that site. The lease on the new facility has a term of 10 years, expiring in May 2010 with two conditional five-year options, which if exercised would extend the lease to May 2020.

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

     Trial of this action was held in October 1999. On October 15, 1999, the jury returned a unanimous verdict in our favor. The jury determined that Motorola had willfully infringed one of our patents and awarded us $32.3 million in compensatory damages. The jury also found that we had not infringed any of the asserted Motorola patents and that two of the Motorola patents were invalid. In March 2000, we entered into a settlement agreement with Motorola. Pursuant to the settlement agreement, the court has issued a permanent injunction prohibiting Motorola from selling the ICs that were the subject of the lawsuit. Additionally, we will not collect the money judgment from Motorola and will continue as a preferred supplier of high-voltage power conversion ICs for cellular phone chargers that Motorola manufactures. The companies will work more closely together to develop future generations of cellular phone chargers for Motorola.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Power Integration's Common Equity and Related Stockholder Matters.

     Our common stock trades on the Nasdaq National Market under the symbol "POWI." As of February 29, 2000, there were approximately 131 stockholders of record. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the quarter indicated, the range of daily closing prices per share of our common stock as reported on the Nasdaq National Market:

                                                       Price Range
                                                 ----------------------
      Year Ended December 31, 1999                 High          Low
      ----------------------------               ---------    ---------
      Fourth quarter                              $56.687       $34.875
      Third quarter                               $38.625       $25.968
      Second quarter                              $36.562       $14.218
      First quarter                               $17.187       $10.750

      Year Ended December 31, 1998                  High          Low
      ----------------------------                -------       -------
      Fourth quarter                              $13.562       $ 5.625
      Third quarter                               $ 6.781       $ 4.250
      Second quarter                              $ 7.187       $ 4.062
      First quarter                               $ 7.125       $ 4.687


     All prices per share have been adjusted to reflect the 2-for-1 stock split we effected on November 22, 1999.

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

                                                                              Years Ended December 31,
                                                             -----------------------------------------------------------
                                                               1999        1998        1997         1996         1995
                                                               ----        ----        ----         ----         ----
                                                                       (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues:
  Product sales...........................................    $102,655     $68,206     $44,827      $23,324      $17,406
  License fees and royalties..............................       1,412       1,802       1,162          619        1,009
                                                              --------     -------     -------      -------      -------
     Total net revenues...................................     104,067      70,008      45,989       23,943       18,415
Cost of revenues..........................................      46,794      36,638      26,291       15,546       12,371
                                                              --------     -------     -------      -------      -------
Gross profit..............................................      57,273      33,370      19,698        8,397        6,044
                                                              --------     -------     -------      -------      -------
Operating expenses:
  Research and development................................      10,764       7,231       5,253        3,519        2,044
  Sales and marketing.....................................      11,085       8,468       6,417        3,905        2,744
  General and administrative..............................       8,760       3,641       2,053        1,558        1,619
                                                              --------     -------     -------      -------      -------
     Total operating expenses.............................      30,609      19,340      13,723        8,982        6,407
                                                              --------     -------     -------      -------      -------
Income (loss) from operations.............................      26,664      14,030       5,975         (585)        (363)
Interest and other income (expense), net..................       2,147       1,248        (683)        (726)        (406)
                                                              --------     -------     -------      -------      -------
Income (loss) before provision for income taxes...........      28,811      15,278       5,292       (1,311)        (769)
Provision for income taxes................................       4,334       2,600         530           30           34
                                                              --------     -------     -------      -------      -------
Net income (loss).........................................    $ 24,477     $12,678     $ 4,762      $(1,341)     $  (803)
                                                              ========     =======     =======      =======      =======
Earnings (loss) per share:
  Basic...................................................       $0.94       $0.52       $1.26       $(0.78)      $(0.69)
                                                              ========     =======     =======      =======      =======
  Diluted.................................................       $0.87       $0.48       $0.25       $(0.78)      $(0.69)
                                                              ========     =======     =======      =======      =======
Shares used in per share calculation:
  Basic...................................................      25,958      24,426       3,776        1,712        1,170
                                                              ========     =======     =======      =======      =======
  Diluted.................................................      28,197      26,452      18,678        1,712        1,170
                                                              ========     =======     =======      =======      =======
                                                                                     December 31,
                                                             -----------------------------------------------------------
                                                                 1999        1998        1997         1996        1995
                                                                 ----        ----        ----         ----        ----
                                                                                   (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments.........    $ 61,672     $44,418     $29,008      $ 7,692      $ 3,800
Working capital...........................................      71,169      42,988      30,131        9,769        7,435
Total assets..............................................      98,571      65,054      48,559       19,535       15,279
Long-term debt and capitalized lease obligations, net of
 current portion..........................................       1,393       1,963       2,435        5,499        2,219
Stockholders' equity......................................      80,248      47,364      33,327        9,098        9,512

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

  In 1993, we changed our strategy to focus on bringing cost-effective, integrated products to the high-voltage AC to DC power supply markets. As a result, in 1994, we completed development of TOPSwitch, the first in our family of cost effective, high voltage, power conversion ICs. The TOPSwitch family of products, with its proprietary integrated architecture, is designed to address with relatively few products broad applications in a number of high-volume, high-voltage AC to DC power supply markets. The initial target markets served by TOPSwitch are particularly sensitive to size, portability, energy efficiency and time-to-market. The TOPSwitch products and the solutions enabled by them are significantly lower in cost than our previous products and the solutions enabled by those products. Commercial shipments of TOPSwitch began in May 1994. Primarily as a result of the increasing sales of TOPSwitch products, our net revenues from product sales more than tripled between 1994 and 1995, increasing from $5.0 million to $17.4 million. Net revenues from product sales increased sequentially by 34% in 1996, 92% in 1997, 52% in 1998 and 51% in 1999.

  By focusing on the TOPSwitch family of products, we were able to more effectively utilize our resources and limit the growth of operating expenses in 1994 and 1995. Because of this and the growth in net revenues, operating expenses were reduced from 77.5% of net revenues in 1994 to 34.8% of net revenues in 1995. In response to increasing market acceptance of our TOPSwitch products and faster revenue growth in 1996, we accelerated our investment in research and development and sales and marketing, including technical customer support. As a result, operating expenses were $9.0 million in 1996, $13.7 million in 1997, $19.3 million in 1998 and $30.6 million in 1999. Operating expenses in 1999 included approximately $4.1 million in additional legal costs related to the lawsuit filed against Motorola. Our legal expenses associated with the Motorola litigation are expected to decline in future quarters. However, we expect that all of our other operating expenses will increase in absolute dollars, but will fluctuate as a percentage of net revenues, as we continue to add resources to research and development, sales and marketing and general and administrative activities.

  Our quarterly and annual operating results are volatile and difficult to predict. Our net revenues and operating results have varied significantly in the past, are difficult to forecast and are subject to numerous factors both within and outside of our control, As a result, our quarterly and annual operating results may fluctuate significantly in the future. For a discussion of the factors that may effect our quarterly and annual operating results, please see Factors that May Affect Future Results of Operations.

  We license certain technologies and grant limited product manufacturing and marketing rights to strategic parties in return for foundry relationships, license fees and product royalty arrangements. Prior to the introduction of TOPSwitch in 1994, our analog ICs generated limited product sales while license fees and prepaid royalties accounted for a significant percentage of our total revenues. In future periods, we expect license fees and royalties to consist primarily of royalties on products shipped by licensees incorporating licensed technology, and anticipate that license fees and royalties will account for a small percentage of net revenues.

  A portion of our cost of revenues consists of the cost of wafers. The contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen. Changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations. From time to time, as these strategic parties close old production lines and move to new fabrication facilities, we must absorb a portion of the costs of physically moving the manufacturing of our products to new production lines, including the costs of installation of new process technologies.

  Product revenues consist of sales to OEMs and merchant power supply manufacturers and to distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. At that time, we provide for estimated sales returns and other allowances related to those sales. Between 40 and 50 percent of our sales are made to distributors under terms allowing certain rights of return and price protection for our products held in the distributors' inventories. Therefore, we defer recognition of revenue and the proportionate cost of revenues derived from sales to distributors until the distributors resell our products to their customers. The gross profit deferred as a result of this policy is reflected as "deferred income on sales to distributors" on our consolidated balance sheet. See note 2 of notes to consolidated financial statements.

Results of Operations

  The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                                                        Percentage of
                                                                                      Total Net Revenues
                                                                               For the Years Ended December 31,
                                                                           ----------------------------------------
                                                                               1999          1998          1997
                                                                               ----          ----          ----
Net revenues:
  Product sales..........................................................       98.6%         97.4%         97.5%
  License fees and royalties.............................................        1.4           2.6           2.5
                                                                               -----         -----         -----
     Total net revenues..................................................      100.0         100.0         100.0
Cost of revenues.........................................................       45.0          52.3          57.2
                                                                               -----         -----         -----
Gross profit.............................................................       55.0          47.7          42.8
                                                                               -----         -----         -----
Operating expenses:
  Research and development...............................................       10.3          10.3          11.4
  Sales and marketing....................................................       10.7          12.1          14.0
  General and administrative.............................................        8.4           5.2           4.4
                                                                               -----         -----         -----
     Total operating expenses............................................       29.4          27.6          29.8
                                                                               -----         -----         -----
Income from operations...................................................       25.6          20.1          13.0
Interest and other income (expense), net.................................        2.1           1.8          (1.5)
                                                                               -----         -----         -----
Income before provision for income taxes.................................       27.7          21.9          11.5
Provision for income taxes...............................................        4.2           3.7           1.1
                                                                               -----         -----         -----
Net income...............................................................       23.5%         18.2%         10.4%
                                                                               =====         =====         =====

Comparison of Years Ended December 31, 1998 and 1999


  Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues increased 48.7% from $70.0 million in 1998 to $104.1 million in 1999. Net revenues from product sales represented $68.2 million and $102.7 million of net revenues in 1998 and 1999, respectively. The increase in net revenues from product sales was due primarily to strong demand for our products across all of our major markets and geographies. In particular, sales to the cellular phone market accounted for approximately 39% of our product revenues for 1999 compared to 26% of product revenues in 1998, and increased 118% over 1998 sales to that market. Sales of our TOPSwitch and TinySwitch products represented 97% and 95% of net revenues from product sales in 1999 and 1998, respectively. Net revenues from royalties were $1.4 million in 1999 compared to $1.8 million in 1998. We expect net revenues from royalties to continue to account for a small percentage of our net revenues.

  International sales were $81.6 million in 1999 compared to $58.1 million in 1998, representing approximately 78% and 83% of net revenues in those respective periods. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, the largest portion of our net revenues is derived from sales to this region. We expect international sales to continue to account for a large portion of our net revenues.

  In 1999, two separate customers accounted for approximately 16% and 11% of net revenues. In 1998, the same customers accounted for approximately 22% and 13% of net revenues, respectively. See note 2 of notes to consolidated financial statements.

  Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from Matsushita and OKI, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. These costs include expenses incurred in connection with the physical move of the manufacturing of our products between wafer production lines at our foundry suppliers and with the installation of new process technologies at these foundries. These costs may recur from time to time and adversely affect our cost of revenues.

  Gross profit increased from $33.4 million, or 47.7% of net revenues in 1998, to $57.3 million, or 55.0% of net revenues, in 1999. Efficiencies realized from higher volumes, reductions in wafer costs, and improved test yields contributed to the improvement in gross profit. Gross profit also benefited from a one-time credit from one of our wafer suppliers in the amount of $1.4 million recorded in 1999. The credit improved our gross profit by 1.3% for the year. We cannot assure you that these or other factors will have a favorable impact on our gross profit in future periods.

  Research and development expenses. Research and development expenses consist primarily of employee-related expenses, and expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses increased by approximately 48.9%, from $7.2 million in 1998 to $10.8 million in 1999. The increase was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials resulting from the transition of foundry manufacturing processes, and bringing newly developed products into manufacturing. These expenses remained unchanged as a percentage of net revenues at 10.3% in both 1998 and 1999.

  Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses increased approximately 30.9%, from $8.5 million in 1998 to $11.1 million in 1999, which represented 12.1% and 10.7% of net revenues in each respective period. This increase in absolute dollars represents the addition of personnel to support international sales and field application engineers.

  General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. In 1998 and 1999, general and administrative expenses were $3.6 million and $8.8 million, respectively, which represented 5.2% and 8.4% of net revenues in each respective period. This increase in general and administrative expenses was primarily attributable to increased professional and legal expenses related to our patent infringement lawsuit filed against Motorola.

  Interest and other income, net. Interest and other income, net, was $1.2 million and $2.1 million in 1998 and 1999, respectively. The increase in other income reflected additional interest income related to the increase in cash equivalents and short-term investments from 1998 to 1999, and lower interest expense related to a reduction in our capital equipment lease obligations.

  Provision for income taxes. Provision for income taxes for 1998 and 1999 represents Federal, state and foreign taxes. The effective tax rate was 17% for 1998 and 15% for 1999. The difference between the statutory rate and our effective tax rate for 1998 and 1999 is due to the impact of benefiting net operating loss carryforwards, offset by the reduction in the deferred tax valuation allowance. See note 7 of notes to consolidated financial statements.

Comparison of Years Ended December 31, 1997 and 1998

  Net revenues. Net revenues increased 52.2% from $46.0 million in 1997 to $70.0 million in 1998. Net revenues from product sales represented $44.8 million and $68.2 million of net revenues in 1997 and 1998, respectively. The increase in net revenues from product sales was due primarily to increased sales of our TOPSwitch family of products, which represented 95% of product sales in 1998. The migration from TOPSwitch to TOPSwitch II resulted in TOPSwitch II accounting for 45% of product sales in 1998 compared to 15% for 1997. We began commercial shipment of TOPSwitch II in April 1997. Net revenues also grew because of an increase in royalty revenues, from $1.2 million in 1997 to $1.8 million in 1998.

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

  Cost of revenues; Gross profit. Gross profit increased from $19.7 million, or 42.8% of net revenues, to $33.4 million, or 47.7% of net revenues, in 1997 and 1998, respectively. Efficiencies realized from higher volumes, reductions in both wafers and packaging costs, improved test yields, and a favorable foreign exchange rate between the U.S. dollar and the Japanese yen through most of the year contributed to the improvement in gross profit.

  Research and development expenses. Research and development expenses increased by approximately 37.7%, from $5.3 million in 1997 to $7.2 million in 1998. The increase was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials resulting from the transition of foundry manufacturing processes with Matsushita and OKI. These expenses decreased as a percentage of net revenues from 11.4% in 1997 to 10.3% in 1998 due to increased sales.

  Sales and marketing expenses. Sales and marketing expenses increased approximately 32%, from $6.4 million in 1997 to $8.5 million in 1998, which represented 14.0% and 12.1% of net revenues, respectively. This increase represented the addition of personnel to support international sales and field application engineers.

  General and administrative expenses. In 1997 and 1998, general and administrative expenses were $2.1 million and $3.6 million, respectively, which represented 4.4% and 5.2% of net revenues, respectively. This increase in absolute dollars was primarily attributable to increased professional and legal expenses related to our patent infringement lawsuit filed against Motorola.

  Interest and other income (expense), net. Interest and other income (expense), net, was $683,000 net expense in 1997 and $1.2 million net income in 1998. The net expense in 1997 reflected interest incurred on capital equipment lease obligations and on $3.0 million of subordinated debt, which originated in the second quarter of 1996, partially offset by interest income earned on cash and short-term investments. The net income in 1998 reflected an increase in interest income due to the increase in cash and short-term investments from 1997 to 1998, and the reduction in interest expense due to the repayment of the subordinated debt in 1997.

  Provision for income taxes. Provision for income taxes for 1997 and 1998 represented Federal, state and foreign taxes. The effective tax rate was 10% for 1997 and 17% for 1998 reflecting the profitable results for both years. The difference between the statutory rate and our effective tax rate for 1997 and 1998 was due to the impact of benefiting net operating loss carryforwards, offset by the reduction in the deferred tax valuation allowance. See note 7 of notes to consolidated financial statements.

Selected Quarterly Results of Operations

  The following tables set forth certain consolidated statement of operations data for each of the quarters in the years ended December 31, 1999 and 1998 as well as the percentage of our net revenues represented by each item. This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any subsequent period or for the entire fiscal year.

                                                                              Three Months Ended
                                               --------------------------------------------------------------------------------
                                               Dec. 31,  Sept. 30,  June 30,  Mar. 31,  Dec. 31,  Sept. 30,  June 30,  Mar. 31,
                                                 1999      1999       1999      1999      1998      1998       1998      1998
                                                 ----      ----       ----      ----      ----      ----       ----      ----
                                                                     (in thousands, except per share data)
Net revenues:
 Product sales...............................   $29,725    $29,829   $22,655   $20,446   $19,750    $19,907   $14,647   $13,902
 License fees and royalties..................       402        311       324       375       402        410       466       524
                                                -------    -------   -------   -------   -------    -------   -------   -------
   Total net revenues........................    30,127     30,140    22,979    20,821    20,152     20,317    15,113    14,426
Cost of revenues.............................    14,178     12,667    10,482     9,467     9,773     10,635     8,254     7,976
                                                -------    -------   -------   -------   -------    -------   -------   -------
Gross profit.................................    15,949     17,473    12,497    11,354    10,379      9,682     6,859     6,450
                                                -------    -------   -------   -------   -------    -------   -------   -------
Operating expenses:
 Research and development....................     3,080      2,813     2,535     2,336     2,005      1,947     1,720     1,559
 Sales and marketing.........................     2,988      2,893     2,729     2,475     2,479      2,376     1,724     1,889
 General and administrative..................     1,640      4,324     1,427     1,369     1,296      1,067       730       548
                                                -------    -------   -------   -------   -------    -------   -------   -------
   Total operating expenses..................     7,708     10,030     6,691     6,180     5,780      5,390     4,174     3,996
                                                -------    -------   -------   -------   -------    -------   -------   -------
Income  from operations......................     8,241      7,443     5,806     5,174     4,599      4,292     2,685     2,454
Interest and other income, net...............       620        510       433       584       473        399       189       187
                                                -------    -------   -------   -------   -------    -------   -------   -------
Income before provision for
 Income taxes................................     8,861      7,953     6,239     5,758     5,072      4,691     2,874     2,641
Provision for income taxes...................     1,346      1,185       939       864       865        351       721       663
                                                -------    -------   -------   -------   -------    -------   -------   -------
Net income...................................   $ 7,515    $ 6,768   $ 5,300   $ 4,894   $ 4,207    $ 4,340   $ 2,153   $ 1,978
                                                =======    =======   =======   =======   =======    =======   =======   =======
Earnings per share
 Basic.......................................   $  0.28    $  0.26     $0.21   $  0.19   $  0.17    $  0.18   $  0.09   $  0.08
 Diluted.....................................   $  0.26    $  0.24     $0.19   $  0.18   $  0.16    $  0.17   $  0.08   $  0.08
Shares used in per share calculation
 Basic.......................................    26,440     26,275    25,814    25,289    24,904     24,459    24,174    24,160
 Diluted.....................................    28,916     28,589    28,183    27,425    27,074     26,256    26,118    26,261

                                                                           Percentage of Total Net Revenues
                                             --------------------------------------------------------------------------------------
                                             Dec. 31,   Sept. 30,   June 30,   Mar. 31,   Dec. 31,   Sept. 30,   June 30,   Mar. 31,
                                               1999        1999       1999       1999       1998        1998       1998       1998
                                               ----        ----       ----       ----       ----        ----       ----       ----
Net revenues:
 Product sales..............................     98.7%       99.0%      98.6%      98.2%      98.0%       98.0%      96.9%     96.4%
 License fees and royalties.................      1.3         1.0        1.4        1.8        2.0         2.0        3.1       3.6
                                                -----       -----      -----      -----      -----       -----      -----     -----
   Total net revenues.......................    100.0       100.0      100.0      100.0      100.0       100.0      100.0     100.0
Cost of revenues............................     47.1        42.0       45.6       45.5       48.5        52.3       54.6      55.2
                                                -----       -----      -----      -----      -----       -----      -----     -----
Gross profit................................     52.9        58.0       54.4       54.5       51.5        47.7       45.4      44.8
                                                -----       -----      -----      -----      -----       -----      -----     -----
Operating expenses:
 Research and development...................     10.2         9.4       11.0       11.2        9.9         9.6       11.4      10.8
 Sales and marketing........................      9.9         9.6       11.9       11.9       12.3        11.7       11.4      13.1
 General and administrative.................      5.4        14.3        6.2        6.6        6.4         5.3        4.8       3.8
                                                -----       -----      -----      -----      -----       -----      -----     -----
   Total operating expenses.................     25.5        33.3       29.1       29.7       28.6        26.6       27.6      27.7
                                                -----       -----      -----      -----      -----       -----      -----     -----
Income from operations......................     27.4        24.7       25.3       24.8       22.9        21.1       17.8      17.1
Interest and other income, net..............      2.1         1.7        1.9        2.8        2.4         1.9        1.2       1.3
                                                -----       -----      -----      -----      -----       -----      -----     -----
Income before provision for income
 Taxes......................................     29.5        26.4       27.2       27.6       25.3        23.0       19.0      18.4
Provision for income taxes..................      4.5         3.9        4.1        4.1        4.3         1.7        4.8       4.6
                                                -----       -----      -----      -----      -----       -----      -----     -----
Net income..................................     25.0%       22.5%      23.1%      23.5%      21.0%       21.3%      14.2%     13.8%
                                                =====       =====      =====      =====      =====       =====      =====     =====

  Net revenues increased sequentially in the first, second and third quarters of both 1999 and 1998, and were essentially unchanged from the third quarter to the fourth quarter each year. Increases in product sales were due to growth in the volume of sales from existing customers, the addition of new customers and the introduction of the TinySwitch family of products in the third quarter of 1998. Sequential net revenues were unchanged in the fourth quarters of 1999 and 1998 due, we believe, to the seasonal nature of some of our markets.

  Our gross profit increased as a percentage of net revenues during each of the seven quarters ended September 30, 1999 and was down in the quarter ended December 31, 1999. The gross profit improvements generally were due to efficiencies realized from higher volumes, reductions in material costs and improved test yields. The third quarter of 1999 benefited approximately 4% from a one-time credit from one of our wafer suppliers. The lower gross profit margin in the fourth quarter was primarily due to continued pricing pressures from our customers and a weakening dollar versus Japanese Yen.

  Research and development expenses increased in absolute terms during the eight quarters presented, primarily due to increased staffing in the areas of new product design and technology development. Due to increases in net revenues, research and development expenses remained relatively unchanged as a percent of total net revenues.

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

  General and administrative expenses increased over the eight quarters presented with significant increases from the third quarter of 1998 through the end of 1999 primarily due to increased legal expense related to our patent infringement lawsuit filed against Motorola.

  Interest and other income, net essentially increased over the eight quarters presented primarily from increased interest income due to higher cash balances created by a net positive cash flow as well as cash proceeds from our initial public offering in December 1997.

Liquidity and Capital Resources

  Since our initial public offering of common stock in December 1997, our principal source of funding has been cash from our operations with some funding from capital equipment lease lines.

  As of December 31, 1999, we had approximately $61.7 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by those foundries to us. The balance of this credit line is unused and available. The line of credit agreement contains financial covenants and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent. We have financed a significant portion of our machinery and equipment through capital equipment leases. We financed additional equipment during the year ended December 31, 1999 in the amount of $772,000. We may obtain additional financing for equipment purchases in future quarters. As of December 31, 1999, we owed approximately $2.9 million on our various capital equipment leases.

  As of December 31, 1999, we had working capital, defined as current assets less current liabilities, of approximately $71.2 million, which was an increase of approximately $28.2 million over December 31, 1998. Our operating activities generated cash of $22.9 million and $18.5 million in the year ended December 31, 1999 and 1998, respectively. Cash generated in the year ended December 31, 1999 was principally the result of net income in the amount of $24.5 million, depreciation and amortization, tax benefits from employee stock plans and increases in accounts payable and accrued liabilities. This was partially offset by increases in accounts receivable, inventory and deferred income taxes. Cash generated in the year ended December 31, 1998 was principally the result of net income of $12.7 million, depreciation and amortization, increases in deferred revenue, accounts receivable and accrued liabilities, offset by an increase in inventories and a decrease in accounts payable.

  Our investing activities were a net transfer from cash and cash equivalents to short-term investments of $13.5 million and $16.8 million for the years ended December 31, 1999 and 1998, respectively. We also purchased capital assets in the amount of $6.6 million and $2.0 million for the years ended December 31, 1999 and 1998, respectively.

  We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Year 2000 Readiness Disclosure

  To date, we have not experienced any disruption in our products as a result of, nor has any third-party vendor on whom we depend been affected by, the commencement of the year 2000. Although we do not anticipate that our products will be affected by the year 2000, if we, or our third-party providers, fail to remedy any year 2000 issues, the result could be lost revenues, increased operating expenses, the loss of customers and other business interruptions, any of which could harm our business. The failure to adequately address year 2000 compliance issues in the delivery of products to our customers could result in litigation against us, which could be costly and time consuming to defend.

  In light of our experiences to date, we have not developed any further contingency plans for year 2000 issues beyond those preparations made prior to January 1, 2000. Our worst-case scenario for year 2000 problems would be our inability to provide our products and services to our customers and resultant decline in total revenues.

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the adoption of SFAS No. 133 to have a material impact on our financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the first quarter of 2000 and are evaluating the effect that such adoption may have on our consolidated results of operations and financial position.

Factors That May Affect Future Results of Operations

  In addition to the other information in this Report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock.

  Our quarterly and annual operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly. Our net revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of our control, and may fluctuate significantly in the future. As a result, our quarterly operating results will likely fall below the expectations of public market analysts or investors. If that occurs, the price of our stock may decline.

Some of the factors that could affect our operating results include the following:

     .  the volume and timing of orders received from customers;
     .  the volume and timing of orders placed by us with our foundries;
     . changes in product mix including the impact of new product introduction on existing products;
     . our ability to develop and bring to market new products and technologies on a timely basis;
     . the timing of investments in research and development and sales and marketing;
     . cyclical semiconductor industry conditions; and . fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen.

   Our quarterly results may be subject to seasonality. Historically, our revenues are strongest in our third and fourth quarters, due to what we believe are seasonal factors attributed to the high volume consumer markets for the end products into which our ICs are sold. Our revenues have then followed a pattern of being sequentially linear or somewhat down in the first and second quarters of the next year.

   We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and business may suffer. Our business is characterized by short-term customer orders and shipment schedules. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

   We depend on Motorola for a significant portion of our net revenues and if we lose Motorola as a customer, our operating results will suffer. For 1999, direct sales to Motorola accounted for approximately 9% of our net revenues. Indirect sales, through power supply merchants, which incorporate our ICs into the products they produce for Motorola, accounted for approximately 13% of our net revenues. For the quarter ended December 31, 1999, direct sales and indirect sales to Motorola accounted for approximately 8% and 16% of our net revenues, respectively. We expect that our operating results, in part, will depend on our direct and indirect sales to Motorola for the foreseeable future.

   Intense competition in the high-voltage power supply industry may lead to a decrease in the average selling price and reduced sales volume of our products, which may harm our business. The high-voltage power supply industry is intensely competitive and characterized by significant price erosion. Our products face competition from alternative technologies, including traditional linear transformers and discrete switcher power supplies. If the price of competing products decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized, including battery chargers for cellular telephones, drop below current power levels, these older alternative technologies can be used more cost effectively than our TOPSwitch-based switchers.

  We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

  If demand for our products declines in the cellular phone battery charger and desktop personal computer stand-by markets, our net revenues will decrease. Applications of our products in the cellular phone battery chargers and desktop personal computer, or PC, stand-by markets have and will continue to account for the majority of our net revenues. We expect that our net revenues and operating results will continue to be substantially dependent upon these markets for the foreseeable future. The cellular phone and desktop PC markets can be highly cyclical and have been subject to significant economic downturns at various times. Any significant downturn in these markets could cause our net revenues to decline and the price of our stock to fall. In addition, technological advances in these markets may reduce demand for our products.

  Because the sales cycle for our products can be lengthy, we may incur substantial expenses before we generate significant revenues, if any. Our products are generally incorporated into a customer's products at the design stage. However, customer decisions to use our products, commonly referred to as design wins, which can often require us to expend significant research and development and sales and marketing resources without any assurance of success, often precede volume sales, if any, by a year or more. The value of any design win will largely depend upon the commercial success of the customer's product. We cannot assure you that we will continue to achieve design wins or that any design win will result in future revenues. If a customer decides at the design stage not to incorporate our products into its product, we may not have another opportunity for a design win with respect to that product for many months or years.

  Our products must meet exacting specifications, and undetected defects and failures may occur which may cause customers to return or stop buying our products. Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. ICs as complex as those we sell often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. We have from time to time in the past experienced product quality, performance or reliability problems. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our operating results.

  We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business will suffer. We have supply arrangements for the production of wafers with Matsushita and OKI. Although certain aspects of our relationships with Matsushita and OKI are contractual, many important aspects of these relationships depend on their continued cooperation and, in many instances, their course of conduct deviates from the literal provisions of the contracts. We cannot assure you that we will continue to work successfully with Matsushita or OKI in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that either of them will not seek an early termination of its wafer supply agreement with us. Our contract with Matsushita terminates in June 2000, and if we cannot extend our agreement with Matsushita, our net revenues may decline. We estimate that it would take 9 to 12 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

  Although we provide Matsushita and OKI with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by the available capacity of the foundry in which it manufactures wafers for us. An increased need for capacity to meet internal demands or demands of other customers could cause Matsushita and OKI to reduce capacity available to us. Matsushita and OKI may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers' requirements. Any of these concessions could harm our business.

  If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenues may decline. We depend on Matsushita and OKI to produce wafers, and independent subcontractors to assemble finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of Matsushita or OKI to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compound available from only one vendor, which is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially adversely affect yields and cost to manufacture. We cannot assure you that acceptable yields will be maintainable in the future.

  Matsushita has licenses to our technology, which it may use to our detriment. Our ability to take advantage of the potentially large Japanese market for our products is largely dependent on Matsushita and its ability to promote and deliver our products. Pursuant to our agreement with Matsushita, Matsushita has the right to manufacture and sell products using our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. In addition, we have agreed not to sell our products in Japan to new customers. Although we receive royalties on Matsushita's sales, these royalties are substantially lower than the gross profit we would receive on direct sales. We cannot assure you that Matsushita will not use the technology rights we have granted it to develop or market competing products following any termination of its relationship with us or after termination of Matsushita's royalty obligation to us.

  Our international sales activities subject us to substantial risks. Sales to customers outside of the United States account for a large portion of our net revenues. These sales involve a number of risks to us, including:

     . potential insolvency of international distributors and representatives; . reduced protection for intellectual property rights in some countries; . the impact of recessionary environments in economies outside the United
        States;
     . tariffs and other trade barriers and restrictions; and . the burdens of complying with a variety of foreign laws.

  Our failure to adequately address these risks could reduce our international sales, which would materially adversely affect our operating results. Furthermore, because substantially all of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar increase the price in local currencies of our products in foreign markets and make our products relatively more expensive and less price competitive than competitors' products that are priced in local currencies.

  If our efforts to enhance existing products and introduce new products are not successful, we may not be able to generate demand for our products. Our success depends in significant part upon our ability to develop new ICs for high-voltage power conversion for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into products of leading manufacturers. If we fail to develop and sell new products in a timely manner, our net revenues could decline.

  We cannot be sure that we will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot assure you that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Our or our customers' failure to develop and introduce new products successfully and in a timely manner would harm our business and may cause the price of our common stock to fall. In addition, customers may defer or return orders for existing products in response to the introduction of new products. Although we maintain reserves against returns, we cannot assure you that these reserves will be adequate.

  If our products do not penetrate additional markets, our business will not grow as we predict. We believe that our future success depends in part upon our ability to penetrate additional markets for our products. We cannot assure you that we will be able to overcome the marketing or technological challenges necessary to do so. To the extent that a competitor penetrates additional markets before we do, or takes market share from us in our existing markets, our net revenues and financial condition could be materially adversely affected.

  If we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses or lose valuable assets. Our success depends upon our ability to protect our intellectual property, including patents, trade secrets, and know-how, and to continue our technological innovation. We cannot assure you that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. From time to time we have received, and we may receive in the future, communications alleging possible infringement of patents or other intellectual property rights of others. Litigation, which could result in substantial cost to us, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could cause us to lose market share and harm our business.

  Moreover, the laws of some foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of our intellectual property.

  We must attract and retain qualified personnel to be successful and competition for qualified personnel is intense in our market. Our success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, such as experienced systems applications engineers. The competition for these employees is intense, particularly in Silicon Valley. The loss of the services of one or more of our engineers, executive officers or other key personnel or our inability to recruit replacements for these individuals or to otherwise attract, retain and motivate qualified personnel could harm our business. We do not have long-term employment contracts with, and we do not have in place key person life insurance policies on, any of our employees.

  Our recent growth has strained our resources and if we fail to successfully manage this growth, we may lose customers. We have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on our resources. Relationships with our customers generally require significant engineering support. A significant increase in the number of customers using our technology will increase the strain on our resources, particularly our engineers. These strains may result in delays or difficulties in our research and development process, which could impede our ability to develop future generations of our products and to remain competitive. In addition, any future periods of rapid growth or expansion could be expected to place a significant strain on our limited managerial, financial and engineering resources.

  We have adopted anti-takeover measures, which may make it more difficult for a third party to acquire us. Our board of directors has the authority to issue up to 3,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intention to issue shares of preferred stock.

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

  The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors. The price of our common stock has been, and is likely to be, volatile. Factors including future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, proprietary rights or other litigation, changes in earnings estimates by analysts and other factors could cause the market price of our common stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions, may harm the market price of our common stock.

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

  The table below presents principal amounts and related weighted average interest rates for our investment portfolio at December 31, 1999. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

                                                                                                     Average
                                                                                       Carrying      Interest
                                                                                        Amount         Rate
                                                                                       --------      --------
Cash Equivalents:
  U.S. corporate securities.........................................................      $ 5,488         6.64%
  Tax-exempt securities.............................................................       20,500         4.33%
                                                                                          -------

       Total cash equivalents.......................................................       25,988         4.82%
                                                                                          -------

Short-term Investments:
  U.S. corporate securities.........................................................       17,897         5.28%
  Foreign securities................................................................        3,079         4.97%
  Tax-exempt securities.............................................................       11,999         3.73%
                                                                                          -------

       Total short-term investments.................................................       32,975         4.68%
                                                                                          -------

       Total investment securities..................................................      $58,963         4.74%
                                                                                          =======

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

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as part of this Form:

     1.    Financial Statements

                                                                            Page
                                                                            ----
           Report of Independent Public Accountants......................    34

           Consolidated Balance Sheets...................................    35

           Consolidated Statements of Operations.........................    36

           Consolidated Statements of Stockholders' Equity...............    37

           Consolidated Statements of Cash Flows.........................    38

           Notes to Consolidated Financial Statements....................    39

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

  (b) Reports on Form 8-K

         Form 8-K filed on March 12, 1999 with the Securities and Exchange Commission.

         Form 8-K/A filed on March 22, 1999 with the Securities and Exchange Commission.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Power Integrations, Inc.:

  We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                 ARTHUR ANDERSEN LLP

San Jose, California
January 18, 2000 (except with respect
to the matter discussed in Note 8, as to which is dated March 14, 2000)

                           POWER INTEGRATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

               (In thousands, except share and per share amounts)

                                                                                              1999           1998
                                                                                            --------        -------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................................................       $ 27,883        $24,176
  Short-term investments.............................................................         33,789         20,242
  Accounts receivable, net of allowances of $990 in 1999 and $1,293 in 1998..........          9,682          4,640
  Inventories........................................................................         11,406          8,845
  Prepaid expenses and other current assets..........................................          5,339            812
                                                                                            --------        -------
     Total current assets............................................................         88,099         58,715
                                                                                            --------        -------

PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment............................................................         21,632         14,716
  Leasehold improvements.............................................................          1,394          1,158
                                                                                            --------        -------
                                                                                              23,026         15,874
  Less: Accumulated depreciation and amortization....................................        (12,554)        (9,535)
                                                                                            --------        -------
                                                                                              10,472          6,339
                                                                                            --------        -------
                                                                                            $ 98,571        $65,054
                                                                                            ========        =======
                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capitalized lease obligations...................................       $  1,228        $ 1,950
  Accounts payable...................................................................          6,524          5,866
  Accrued payroll and related expenses...............................................          3,994          2,394
  Taxes payable and other accrued liabilities........................................          1,818          2,951
  Deferred income on sales to distributors...........................................          3,366          2,566
                                                                                            --------        -------
     Total current liabilities.......................................................         16,930         15,727
                                                                                            --------        -------

CAPITALIZED LEASE OBLIGATIONS, net of current portion................................          1,393          1,963
                                                                                            --------        -------

COMMITMENTS (NOTE 4)

STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $0.001 par value
     Authorized--3,000,000 shares
     Outstanding--none                                                                            --             --
  Common Stock, $0.001 par value
     Authorized-- 40,000,000 shares
     Outstanding--26,468,272 shares in 1999 and 24,994,128 shares in 1998............             26             25
  Additional paid-in capital.........................................................         65,553         57,276
  Common stock warrants..............................................................             --             12
  Stockholder notes receivable.......................................................           (201)          (274)
  Deferred compensation..............................................................           (181)          (321)
  Cumulative translation adjustment..................................................           (129)           (57)
  Retained earnings (deficit)........................................................         15,180         (9,297)
                                                                                            --------        -------
     Total stockholders' equity......................................................         80,248         47,364
                                                                                            --------        -------
                                                                                            $ 98,571        $65,054
                                                                                            ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                    (In thousands, except per share amounts)

                                                                                 1999            1998            1997
NET REVENUES:                                                                -----------     ------------   ------------
  Product sales...........................................................       $102,655         $68,206         $44,827
  License fees and royalties..............................................          1,412           1,802           1,162
                                                                                 --------         -------         -------
      Total net revenues...................................................       104,067          70,008          45,989
 COST OF REVENUES..........................................................        46,794          36,638          26,291
                                                                                 --------         -------         -------
 GROSS PROFIT..............................................................        57,273          33,370          19,698
                                                                                 --------         -------         -------
 OPERATING EXPENSES:
  Research and development................................................         10,764           7,231           5,253
  Sales and marketing.....................................................         11,085           8,468           6,417
  General and administrative..............................................          8,760           3,641           2,053
                                                                                 --------         -------         -------
      Total operating expenses.............................................        30,609          19,340          13,723
                                                                                 --------         -------         -------
 INCOME FROM OPERATIONS....................................................        26,664          14,030           5,975
                                                                                 --------         -------         -------
 OTHER INCOME (EXPENSE):
  Interest income.........................................................          2,515           1,801             359
  Interest expense........................................................           (302)           (432)           (832)
  Other, net..............................................................            (66)           (121)           (210)
                                                                                 --------         -------         -------
      Total other income (expense).........................................         2,147           1,248            (683)
                                                                                 --------         -------         -------
 INCOME BEFORE PROVISION FOR
    INCOME TAXES..........................................................         28,811          15,278           5,292
 PROVISION FOR INCOME TAXES................................................         4,334           2,600             530
                                                                                 --------         -------         -------
 NET INCOME................................................................      $ 24,477         $12,678         $ 4,762
                                                                                 ========         =======         =======
 EARNINGS PER SHARE:
  Basic...................................................................       $   0.94         $  0.52         $  1.26
                                                                                 ========         =======         =======
  Diluted.................................................................       $   0.87         $  0.48         $  0.25
                                                                                 ========         =======         =======
SHARES USED IN PER SHARE CALCULATION:
  Basic...................................................................         25,958          24,426           3,776
                                                                                 ========         =======         =======
  Diluted.................................................................         28,197          26,452          18,678
                                                                                 ========         =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (In thousands)

                                         Convertible
                                       Preferred Stock        Common Stock
                                     -------------------   ----------------     Additional            Stockholder
                                                                                 Paid-In                 Notes        Deferred
                                      Shares    Amount      Shares   Amount     Capital    Warrants    Receivable   Compensation
                                     --------  --------     ------  --------  -----------  ---------  ------------  -------------
BALANCE AT
 DECEMBER 31, 1996.................   91,728   $ 35,271      1,752  $   565      $    --   $     12         $  --          $  --
 Issuance of Common
  Stock under employee
  stock option plan................       --         --      2,099      982            3         --          (405)            --
 Issuance of Common
  Stock in connection
  with Public Offering.............       --         --      5,400        5       18,840         --            --             --
 Conversion of Preferred
  Stock to
  Common Stock.....................  (91,728)   (35,271)    14,895       15       35,256         --            --             --
 Change in par value...............       --         --         --   (2,108)       2,108         --            --             --
 Deferred compensation.............       --         --         --      566           --         --            --           (566)
 Amortization of deferred
  compensation.....................       --         --         --       --           --         --            --            105
 Translation adjustment............       --         --         --       --           --         --            --             --
 Net income........................       --         --         --       --           --         --            --             --
                                     -------   --------     ------  -------      -------   --------   -----------          -----
BALANCE AT
 DECEMBER 31, 1997.................       --         --     24,146       25       56,207         12          (405)          (461)
 Issuance of Common
  Stock under employee
  stock option plan, net of
   repurchases.....................       --         --        275       --          247         --            --             --
 Issuance of Common
  Stock under employee
  stock purchase plan..............       --         --        184       --          627         --            --             --
 Exercise of warrants, net.........       --         --        389       --           46         --            --             --
 Proceeds of stockholder
  note repayment...................       --         --         --       --           --         --           131             --
 Income tax benefit from
  employee stock option plan.......       --         --         --       --          240         --            --             --
 Additional IPO costs..............       --         --         --       --          (91)        --            --             --
 Amortization of deferred
  compensation.....................       --         --         --       --           --         --            --            140
 Translation adjustment............       --         --         --       --           --         --            --             --
 Net income........................       --         --         --       --           --         --            --             --
                                     -------   --------     ------  -------      -------   --------   -----------          -----
BALANCE AT
 DECEMBER 31, 1998.................       --         --     24,994       25       57,276         12          (274)          (321)
 Issuance of Common
  Stock under employee
  stock option plan, net of
   repurchases.....................       --         --        769        1        1,678         --            --             --
 Issuance of Common
  Stock under employee
  stock purchase plan..............       --         --        351       --        1,267         --            --             --
 Exercise of warrants, net.........       --         --        354       --           12        (12)           --             --
 Proceeds of stockholder
  note repayment...................       --         --         --       --           --         --            73             --
 Income tax benefit from
  employee stock option plan.......       --         --         --       --        5,320         --            --             --
 Amortization of deferred
 Translation adjustment............       --         --         --       --           --         --            --             --
 Net income........................       --         --         --       --           --         --            --             --
                                     -------   --------     ------  -------      -------   --------   -----------          -----
BALANCE AT DECEMBER 31, 1999........      --   $     --     26,468  $    26      $65,553   $     --   $      (201)         $(181)
                                     =======   ========     ======  =======      =======   ========   ===========          =====



                                        Cumulative     Retained         Total
                                       Translation     Earnings     Stockholders'
                                        Adjustment     (Deficit)        Equity
                                       ------------  -------------  --------------
BALANCE AT
 DECEMBER 31, 1996.................          $ (13)      $(26,737)        $ 9,098
 Issuance of Common
  Stock under employee
  stock option plan................             --             --             580
 Issuance of Common
  Stock in connection
  with Public Offering.............             --             --          18,845
 Conversion of Preferred
  Stock to
  Common Stock.....................             --             --              --
 Change in par value...............             --             --              --
 Deferred compensation.............             --             --              --
 Amortization of deferred
  compensation.....................             --             --             105
 Translation adjustment............            (63)            --             (63)
 Net income........................             --          4,762           4,762
                                             -----       --------         -------
BALANCE AT
 DECEMBER 31, 1997.................            (76)       (21,975)         33,327
 Issuance of Common
  Stock under employee
  stock option plan, net of
          repurchases..............             --             --             247
 Issuance of Common
  Stock under employee
  stock purchase plan..............             --             --             627
 Exercise of warrants, net.........             --             --              46
 Proceeds of stockholder
  note repayment...................             --             --             131
 Income tax benefit from
  employee stock option plan.......             --             --             240
 Additional IPO costs..............             --             --             (91)
 Amortization of deferred
  compensation.....................             --             --             140
 Translation adjustment............             19             --              19
 Net income........................             --         12,678          12,678
                                             -----       --------         -------
BALANCE AT
 DECEMBER 31, 1998.................            (57)        (9,297)         47,364
 Issuance of Common
  Stock under employee
  stock option plan, net of
          repurchases..............             --             --           1,679
 Issuance of Common
  Stock under employee
  stock purchase plan..............             --             --           1,267
 Exercise of warrants, net.........             --             --              --
 Proceeds of stockholder
  note repayment...................             --             --              73
 Income tax benefit from
  employee stock option plan.......             --             --           5,320
 Amortization of deferred
  compensation.....................             --             --             140
 Translation adjustment............            (72)            --             (72)
 Net income........................             --         24,477          24,477
                                             -----       --------         -------
BALANCE AT
                                             $(129)      $ 15,180         $80,248
 DECEMBER 31, 1999.................          =====       ========         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (In thousands)

                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $ 24,477   $ 12,678   $  4,762
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization..................................................     3,231      3,034      2,265
  Deferred compensation expense..................................................       140        140        105
  Deferred income taxes..........................................................    (3,918)       240         --
  Provision for (reduction in) accounts receivable and other allowances..........      (303)        24        984
  Change in operating assets and liabilities:
     Accounts receivable.........................................................    (4,738)     1,579     (4,450)
     Inventories.................................................................    (2,561)    (1,517)    (3,390)
     Prepaid expenses and other current assets...................................      (610)      (463)       (49)
     Accounts payable............................................................       656     (1,036)     5,427
     Accrued liabilities.........................................................     5,716      2,637      1,754
     Deferred income on sales to distributors....................................       800      1,186        646
                                                                                   --------   --------   --------

        Net cash provided by operating activities................................    22,890     18,502      8,054
                                                                                   --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............................................    (6,592)    (1,956)    (1,439)
  Purchases of short-term investments............................................   (52,070)   (47,904)   (13,402)
  Proceeds from sales and maturities of short-term investments...................    38,524     31,117     14,357
                                                                                   --------   --------   --------
        Net cash used in investing activities....................................   (20,138)   (18,743)      (484)
                                                                                   --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock.....................................     2,946        828     19,425
  Proceeds from stockholder note repayment.......................................        73        131         --
  Principal payments under capitalized lease obligations.........................    (2,064)    (2,095)    (1,724)
  Repayment related to note payable to a stockholder.............................        --         --     (3,000)
                                                                                   --------   --------   --------
        Net cash provided by (used in) financing activities......................       955     (1,136)    14,701
                                                                                   --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................     3,707     (1,377)    22,271
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................    24,176     25,553      3,282
                                                                                   --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................  $ 27,883   $ 24,176   $ 25,553
                                                                                   ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Capitalized lease obligations incurred for property and equipment..............  $    772   $  1,786   $  1,630
                                                                                   ========   ========   ========
  Conversion of preferred stock to common stock..................................  $     --   $     --   $ 35,271
                                                                                   ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest.........................................................  $    312   $    445   $    832
                                                                                   ========   ========   ========
  Cash paid for income taxes.....................................................  $  3,208   $    714   $    164
                                                                                   ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           POWER INTEGRATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1.  THE COMPANY:

     Power Integrations, Inc. (the "Company"), which was incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997 (see Note 6), designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits for use in AC to DC power conversion primarily for the cellular telephone, personal computer and various consumer and industrial electronics markets.

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

    Cash and Cash Equivalents and Short-Term Investments

     The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of December 31, 1999 and 1998, the Company's short-term investments consist of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held-to-maturity and were valued using the amortized cost method which approximates market.

                           POWER INTEGRATIONS, INC.

     The table below summarizes the value of the company's investments by major security type as of December 31, 1999 and 1998:

(in thousands)
                                                                                            1999        1998
                                                                                          -------      -------
Cash Equivalents:
  U.S. corporate securities.........................................................      $ 5,488      $15,596
  Tax-exempt securities.............................................................       20,500           --
                                                                                          -------      -------


       Total cash equivalents.......................................................       25,988       15,596
                                                                                          -------      -------

Short-term Investments:
  U.S. corporate securities.........................................................       17,897       14,881
  U.S. government securities........................................................           --          959
  Foreign securities................................................................        3,079        3,922
  Tax-exempt securities.............................................................       11,999           --
                                                                                          -------      -------

       Total short-term investments.................................................       32,975       19,762
                                                                                          -------      -------

       Total investment securities..................................................      $58,963      $35,358
                                                                                          =======      =======

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

                                                                        December 31,
                                                                 -------------------------
                                                                     1999           1998
                                                                 ----------     ----------
   Raw materials.........................................           $ 4,039         $3,132
   Work-in-process.......................................             4,059          2,901
   Finished goods........................................             3,308          2,812
                                                                    -------         ------
                                                                    $11,406         $8,845
                                                                    =======         ======

 Property and Equipment

     Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets over a period of one to four years or over the applicable lease term.

     Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $9.0 million and $8.2 million, as of December 31, 1999 and 1998, respectively. Related accumulated amortization on these leased assets was approximately $5.7 million and $4.7 million, as of December 31, 1999 and 1998, respectively.

                           POWER INTEGRATIONS, INC.

 Earnings Per Share

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

     A summary of the earnings per share calculation for each of the three years ended December 31, 1999, 1998 and 1997 is as follows (in thousands, except per share amounts):

                                                                                   1999        1998        1997
                                                                                   ----        ----        ----
Basic earnings per share:
  Net Income..................................................................     $24,477     $12,678     $ 4,762
                                                                                   =======     =======     =======
  Weighted average common shares..............................................      25,958      24,426       3,776
                                                                                   =======     =======     =======
     Basic earnings per share.................................................     $  0.94     $  0.52     $  1.26
                                                                                   =======     =======     =======
Diluted earnings per share:
  Net Income..................................................................     $24,477     $12,678     $ 4,762
                                                                                   =======     =======     =======
  Weighted average common shares..............................................      25,958      24,426       3,776
  Weighted average common share equivalents:
     Preferred stock..........................................................          --          --      14,078
     Options..................................................................       2,170       1,446         578
     Employee stock purchase plan.............................................          69          10          --
     Warrants.................................................................          --         570         246
                                                                                   -------     -------     -------
  Diluted weighted average common shares......................................      28,197      26,452      18,678
                                                                                   =======     =======     =======
     Diluted earnings per share...............................................     $  0.87     $  0.48     $  0.25
                                                                                   =======     =======     =======

 Comprehensive Income

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

 Segment Reporting

     During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC to DC power conversion markets.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

 Revenue Recognition, Significant Customers

     Product revenues consist of sales to OEMs and merchant power supply manufacturers and to distributors. Revenues from product sales to OEM and merchant power supply manufacturers are recognized upon shipment. The Company provides for estimated sales returns and allowances related to such sales at the time of shipment. During 1999, 1998 and 1997, sales to distributors of the Company's products accounted for approximately 40%, 48% and 45% of net revenues, respectively. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines of the Company's products held by the distributors. Pursuant to the Company's distributor agreements, the Company protects its distributors' exposure related to the impact of price reductions as well as products at distributors that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company's product in the event the agreement with the distributor is terminated. Accordingly, the Company defers recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The margin deferred as a result of this policy is reflected as "deferred income on sales to distributors" in the accompanying consolidated balance sheets.

     The Company has entered into a separate wafer supply and technology license agreement with an unaffiliated wafer foundry. The wafer supply agreement, which expires in June 2000, is renewable. In connection with the technology license agreement, the Company is entitled to receive a royalty on sales of products by the foundry, which incorporates the Company's technology into its own products. For the years ended December 31, 1999, 1998 and 1997, revenue recognized under this agreement was approximately $1.4 million, $1.8 million and $1.2 million, respectively.

                           POWER INTEGRATIONS, INC.

     The Company's end user base is highly concentrated and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of the Company's revenue. For the years ended December 31, 1999, 1998 and 1997, ten customers accounted for approximately 68%, 67% and 67% of net revenues, respectively.

     The following customers accounted for more than 10% of total net revenues:

                                                             Year Ended December 31,
                                                   ------------------------------------------
     Customer                                          1999             1998           1997
     --------                                      ----------        ----------    ----------
     A......................................          16%                22%           21%
     B......................................           *                  *            15%
     C......................................          11%                13%            *

----------------
* less than 10% or no sales to the customer


 Export Sales

     The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. Export sales, which consist of domestic sales to customers in foreign countries are comprised of the following:

                                                                            Year Ended December 31,
                                                                 ------------------------------------------
                                                                     1999            1998            1997
                                                                 ----------      ----------      ----------
           Hong Kong/China.......................................        20%             26%             25%
           Taiwan................................................        19%             26%             28%
           Western Europe........................................        16%             15%             12%
           Korea.................................................        13%              7%              5%
           Japan.................................................         2%              3%              5%
           Other.................................................         8%              6%              6%
                                                                       ----            ----            ----
             Total export sales..................................        78%             83%             81%
                                                                       ====            ====            ====

 Product Sales

     Sales of TOPSwitch products accounted for 97%, 95% and 93% of total net revenues in 1999, 1998 and 1997, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II and TinySwitch.

 Foreign Currency Risk

     The Company maintains a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the years ended December 31, 1999 and 1998, the Company realized foreign exchange transaction gains of approximately $123,000 and $35,000, respectively. For the year ended December 31, 1997, the Company realized a foreign exchange transaction loss of approximately $86,000. These amounts are included in "other income (expense)," in the accompanying consolidated statements of operations.

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

                           POWER INTEGRATIONS, INC.

 Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term, low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. As of December 31, 1999 and 1998, approximately 73% and 67% of accounts receivable, respectively, were concentrated with ten customers.

3.  BANK LINE OF CREDIT:

     The Company entered into a $10.0 million revolving line of credit agreement with a bank in October 1998. Advances under the agreement bear interest at a fixed rate of the bank's LIBOR rate plus 1.5% per annum or at the bank's variable interest rate. The Company has the option to choose between the two rates. The agreement covers advances for commercial letters of credit and standby letters of credit, used primarily for the shipment of wafers from our wafer supply manufacturers to us, provided that at no time will the aggregate sum of all advances exceed $10.0 million. As of December 31, 1999, there were outstanding letters of credit totaling 96,587,000 Japanese yen (approximately $964,000). As of December 31, 1998, there were outstanding letters of credit totaling 382,478,000 Japanese yen (approximately $3.4 million). The agreement, which expires on November 30, 2000, restricts the Company from entering into certain transactions and contains certain financial covenants.

4.  COMMITMENTS:

     The Company leases its facilities under noncancellable operating leases, which expire at various dates through October 2010. The lease for the Company's main corporate facility in Sunnyvale, California expires in October 2003 and contains a conditional five-year option at fair market value to the year 2008. The Company also has an additional facility, which is leased through June 2003. On December 29, 1999, the Company entered into a lease for a new facility, which will become available in mid 2000, at which time the Company plans to relocate its main operations to that site. The lease on the new facility has a term of 10 years, expiring in May 2010 with two conditional five-year options, which if exercised would extend the lease to May 2020. Rent expense under all operating leases was approximately $1.1 million, $500,000 and $291,000 in 1999, 1998 and 1997, respectively.

     A significant portion of the Company's machinery and equipment is leased under agreements accounted for as capital leases. The Company leased approximately $772,000 and $1.8 million of equipment during 1999 and 1998, respectively, under various capital leasing arrangements. In 1998, the Company entered into a new capital lease line of credit agreement, which allowed for combined borrowings of up to $4.4 million to finance the acquisition of property and equipment. The capital leasing agreement expired on June 30, 1999.

                           POWER INTEGRATIONS, INC.

     Future minimum lease payments under all noncancellable operating and capital lease agreements as of December 31, 1999 are as follows (dollars in thousands):

     Fiscal Year                                                                       Operating     Capital
     -----------                                                                       ---------     -------
       2000                                                                              $ 2,185     $ 1,373
       2001                                                                                3,157         758
       2002                                                                                3,066         463
       2003                                                                                2,859         241
       2004                                                                                2,126          42
       Thereafter                                                                         12,997          --
                                                                                         -------     -------

        Total minimum lease payments..................................................   $26,390       2,877
                                                                                         =======
        Less: Amounts representing interest on capital leases (4.4% to 14.9%).........                  (256)
                                                                                                     -------
                                                                                                       2,621
        Less: Current portion..........................................................               (1,228)
                                                                                                     -------
        Long-term portion..............................................................              $ 1,393
                                                                                                     =======

5.  PREFERRED STOCK PURCHASE RIGHTS PLAN:

     In February 1999, the Company adopted a Preferred Stock Purchase Rights Plan (the "Plan") designed to enable all stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company. Under the Plan, stockholders received one Right to purchase one one-thousandth of a share of a new series of Preferred Stock for each outstanding share of Common Stock held of record at the close of business on March 12, 1999 at $150.00 per Right, when someone acquires 15 percent or more of the Company's Common Stock or announces a tender offer which could result in such person owning 15 percent or more of the Common Stock. Each one one-thousandth of a share of the new Preferred Stock has terms designed to make it substantially the economic equivalent of one share of Common Stock. Prior to someone acquiring 15 percent, the Rights can be redeemed for $.001 each by action of the Board of Directors. Under certain circumstances, if someone acquires 15 percent or more of the Common Stock, the Rights permit the stockholders other than the acquiror to purchase the Company's Common Stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. Alternatively, when the Rights become exercisable, the Board of Directors may authorize the issuance of one share of Common Stock in exchange for each Right that is then exercisable. In addition, in the event of certain business combinations, the Rights permit the purchase of the Common Stock of an acquiror at a 50 percent discount. Rights held by the acquiror will become null and void in both cases. The Rights expire on February 23, 2009.

6.  STOCKHOLDERS' EQUITY:

 Preferred Stock

     With the closing of the Company's IPO in December 1997, all of the outstanding convertible preferred stock automatically converted into 14,895,116 shares of common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. The Company is authorized to issue 3,000,000 shares of new $0.001 par value preferred stock, of which none was outstanding as of December 31, 1999.

                           POWER INTEGRATIONS, INC.

Common Stock

     As of December 31, 1999, the Company was authorized to issue 40,000,000 shares of $0.001 par value common stock. On October 25, 1999, the Company's Board of Directors approved a two-for-one split of the Company's common stock, in the form of a 100 percent stock dividend, that was applicable to stockholders of record at the close of business on November 8, 1999, and effective on November 22, 1999. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split.

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

 1997 Stock Option Plan

     In June 1997, the board of directors approved the 1997 Stock Option Plan (the "1997 Plan"), whereby the board of directors may grant options to key employees, directors and consultants to purchase the Company's common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. As of December 31, 1999, the 1997 Plan's maximum share reserve is 5,514,160 shares, which is comprised of the sum of (i) 2,571,196 shares (new shares allocated to the 1997 Plan) and (ii) 2,942,964 shares granted pursuant to the 1988 Plan (the "1988 Plan Options"). The number of shares available for issuance under the 1997 Plan, at any time, is reduced by the number of shares remaining subject to the 1988 Plan Options. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

 1997 Outside Directors Stock Option Plan

     In September 1997, the board of directors approved an Outside Director Stock Option Plan (the "Directors Plan"). A total of 400,000 shares of common stock have been reserved for issuance under the Directors Plan. The Directors Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. The Directors Plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the board of directors. The Directors Plan provides that each current and future nonemployee director of the Company will be granted an option to purchase 30,000 shares of common stock on the effective date or the date on which the optionee first becomes a nonemployee director of the Company after the effective date as the case may be (the "Initial Grant"). Thereafter, each nonemployee director who has served on the board of directors continuously for 6 months will be granted an additional option to purchase 10,000 shares of common stock (an "Annual Grant"). Subject to an optionee's continuous service with the Company, approximately 1/3/rd/ of an Initial Grant will become exercisable one year after the date of grant and 1/36/th/ of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve monthly installments beginning in the 25th month after the date of grant, subject to the optionee's continuous service. The exercise price per share of all options granted under the Directors Plan will equal the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a term of ten years and are non-transferable. In the event of certain changes in control of the Company, options outstanding under the Directors Plan will become immediately exercisable and vested in full.

                           POWER INTEGRATIONS, INC.

1998 Nonstatutory Stock Option Plan

     In July 1998, the board of directors approved the 1998 Nonstatutory Stock Option Plan (the "1998 Plan"), whereby the board of directors may grant nonstatutory options to employees and consultants to purchase the Company's common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. As of December 31, 1999, the maximum share reserve under this plan was 1,000,000 shares. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

     The following table summarizes option activity under the Company's option plans:

     (prices are weighted average prices)

                                                                 Year Ended December 31,
                                                                 -----------------------
                                               1999                         1998                         1997
                                               ----                         ----                         ----

                                        Shares         Price         Shares         Price         Shares         Price
                                        ------         -----         ------         -----         ------         -----
Options outstanding,
    Beginning of year...........     2,666,422         $ 3.11     1,749,512          $1.38     2,592,852          $0.40
      Granted...................     1,704,875         $18.06     1,317,300          $5.08     1,324,864          $1.35
      Exercised.................      (769,316)        $ 2.15      (275,476)         $0.89    (2,099,204)         $0.28
      Cancelled.................      (272,906)        $11.23      (124,914)         $3.28       (69,000)         $0.71
                                     ---------                    ---------                   ----------
Options outstanding,
    end of year.................     3,329,075         $10.40     2,666,422          $3.11     1,749,512          $1.38
                                     =========                    =========                   ==========

Exercisable, end of year........       723,496         $ 3.71       727,348          $1.11       475,258          $0.49
                                     =========                    =========                   ==========

     Options issued under the 1988, 1997 and 1998 plans may be exercised at any time prior to their expiration. Options issued under the Directors Plan are exercisable upon vesting. In addition, the Company has the right, upon termination of an optionholder's employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1988, 1997 and 1998 plans at the original purchase price. Under the terms of the option plans, an option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 1999, an aggregate of 148,240 shares of common stock issued under the 1988, 1997 and 1998 plans are subject to repurchase by the Company at $0.68 to $0.85 per share and a weighted average repurchase price of $0.81 per share.

     The Company accounts for its Plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the Plans been determined under a fair value method consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income would have been decreased to the following pro forma amounts (in thousands, except per share information):

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                    1999       1998       1997
                                                                                    ----       ----       ----
Net income:
  As reported...................................................................    $24,477    $12,678     $4,762
  Pro forma.....................................................................    $18,891    $11,599     $4,427
Basic earnings per share:
  As reported...................................................................    $  0.94    $  0.52     $ 1.26
  Pro forma.....................................................................    $  0.73    $  0.47     $ 1.17
Diluted earnings per share:
  As reported...................................................................    $  0.87    $  0.48     $ 0.25
  Pro forma.....................................................................    $  0.67    $  0.44     $ 0.24

                           POWER INTEGRATIONS, INC.

     The weighted-average grant date fair value of options granted during fiscal years 1999, 1998 and 1997 was $11.85, $10.15 and $1.68, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: risk-free interest rates of 5.625, 5.25 and 6.2 percent, respectively; expected dividend yields of zero percent; expected lives of 1.5 years for 1999 and 1998, and 4 years for 1997; expected volatility of 84%, 73% and 70% for 1999, 1998 and 1997, respectively.

     The following table summarizes the stock options outstanding at December 31, 1999:

                           Options Outstanding                                             Options Exercisable
-------------------------------------------------------------------------       ----------------------------------------
                                          Weighted          Weighted                                       Weighted
                                           Average           Average                                       Average
      Exercise            Number          Remaining         Exercise                    Number             Exercise
       Price            Outstanding         Life              Price                  Outstanding            Price
--------------------  ---------------  ---------------  -----------------         ------------------  ------------------
$  0.26--$  4.00              595,536             6.75             $ 1.08                    410,319              $ 0.98
$  4.25--$  4.38              916,336             8.50             $ 4.37                    144,699              $ 4.37
$  4.42--$ 11.06              301,405             8.28             $ 8.94                     98,209              $ 5.60
$ 12.00--$ 29.19            1,363,623             9.31             $14.22                     69,269              $15.43
$ 30.69--$ 51.50              152,175             9.79             $26.84                      1,000              $33.20
                            ---------                                                        -------
$  0.26--$ 51.50            3,329,075             8.56             $10.40                    723,496              $ 3.71
                            =========                                                        =======


 1997 Employee Stock Purchase Plan

  Under the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), 1,000,000 shares of common stock are reserved for issuance to eligible employees. The Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15 percent of an employee's compensation, at 85% of the lower of the fair market value of the Company's common stock on the first or the last day of each offering period. As of December 31, 1999, 534,770 shares had been purchased and 465,230 shares were reserved for future issuance under the Purchase Plan.

 Stockholder Notes Receivable

  In July 1997, in connection with the purchase of common stock upon exercise of stock options granted to certain officers and employees of the Company, the Company loaned to these officers and employees an aggregate of $405,000, at an interest rate of 6.65% pursuant to Promissory Note and Pledge Agreements. These loans, which are secured by 238,231 shares of common stock, are full recourse notes, and are due in full without regard to the value of the Company's common stock in July 2002, or at the Company's option upon (i) termination of employment with the Company, (ii) a default in the payment of any installment or principal and/or interest when due, (iii) a sale of the pledged stock or (iv) acceleration being reasonably necessary for the Company to comply with any regulations promulgated by the Board of Governors of the Federal Reserve System affecting the extension of credit in connection with the Company's securities. As of December 31, 1999, the unpaid principal portion of these loans was $201,000.

 Deferred Compensation

     In connection with the issuance of stock options to employees and consultants prior to December 1997, the Company recorded deferred compensation in the aggregate amount of approximately $566,000, representing the difference between the fair market value of the Company's common stock and the exercise price of the stock

                           POWER INTEGRATIONS, INC.

options at the date of grant. The Company is amortizing the deferred compensation expense over the shorter of the period in which the employee, director or consultant provides services or the applicable vesting period, which is typically over 48 months. Amortization expense was $140,000 in each of the years ended December 31, 1999 and 1998 and $105,000 in 1997. Compensation expense is decreased in the period of forfeiture for any accrued, but unvested compensation arising from the early termination of an option holder's services. No compensation expense related to any other periods presented has been recorded.

 Warrants

     In connection with the issuance of Series E Preferred Stock in 1994, the Company issued warrants for the purchase of Series E Preferred Stock, which upon the completion of the IPO and the reincorporation in Delaware, were automatically converted to purchase 20,728 shares of common stock at $5.74 per share. These warrants were exercised in 1998.

     In connection with an equipment lease agreement entered into during 1993 with a leasing company, the Company issued a warrant for the purchase of preferred stock. Upon the completion of the IPO and the reincorporation in Delaware, the warrant was automatically converted to purchase 16,303 shares of common stock at $3.68 per share. This same warrant provides for the purchase of additional preferred stock, which, upon the completion of the IPO and the reincorporation in Delaware, was automatically converted to purchase 12,551 shares of common stock at $4.78 per share. This warrant was exercised in 1999. The Company leased additional equipment during 1994 from the same company and, as part of this lease, the Company issued a warrant for the purchase of preferred stock. Upon the completion of the IPO and the reincorporation in Delaware, the warrant automatically converted into a warrant to purchase 12,551 shares of common stock at $4.78 per share. This warrant was exercised in 1999. In 1995, the Company leased additional equipment from the same company and issued a warrant to purchase preferred stock, which upon the completion of the IPO and the reincorporation in Delaware, automatically converted into a warrant to purchase 24,509 shares of common stock at $3.67 per share. This warrant was exercised in 1999.

     In connection with an equipment leasing agreement entered into during 1995 with a leasing company, the Company issued a warrant to purchase 41,165 shares of the Company's common stock at $6.34 per share. This warrant was exercised in 1998.

     In connection with obtaining the revolving line of credit agreement with a bank in 1995, the Company issued the bank warrants to purchase preferred stock. Upon the completion of the IPO and the reincorporation in Delaware, the warrants were automatically converted to purchase 146,786 shares of common stock at $3.67 per share. These warrants were exercised in 1998. In connection with the renewal of the line of credit agreement in 1996, the Company issued the bank a warrant to purchase 23,149 shares of common stock at $6.34 per share. This warrant was exercised in 1998.

     In connection with the issuance of a note payable to a stockholder in 1996, the Company issued a warrant to purchase 176,470 shares of the Company's common stock at $1.36 per share. This warrant was exercised in 1999.

 Shares Reserved

     As of December 31, 1999, the Company had 4,256,118 shares of common stock reserved for future issuance under Stock Option and Stock Purchase Plans.

                           POWER INTEGRATIONS, INC.

7.  INCOME TAXES:

     The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 provides for a liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

     The components of the provision for income taxes are as follows (in thousands):

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                             1999          1998          1997
                                                                             ----          ----          ----
     Current provision:
        Federal.........................................................     $ 7,621       $ 1,886       $   262
        State...........................................................         616           694            55
        Foreign.........................................................          15            20            16
                                                                             -------       -------       -------
                                                                               8,252         2,600           333
                                                                             -------       -------       -------
     Deferred provision (benefit):
        Federal.........................................................       1,125         4,136         1,946
        State...........................................................          99          (103)         (404)
        Foreign.........................................................          --            --            --
                                                                             -------       -------       -------
                                                                               1,224         4,033         1,542
                                                                             -------       -------       -------

     Net decrease in valuation allowance................................      (5,142)       (4,033)       (1,345)
                                                                             -------       -------       -------
                                                                             $ 4,334       $ 2,600       $   530
                                                                             =======       =======       =======

     The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income before provision for income taxes as follows:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                             1999        1998        1997
                                                                             ----        ----        ----
   Provision computed at Federal statutory rate.........................       35.0%       35.0%       34.0%
   State tax provision, net of Federal benefit..........................        3.1         3.1         3.0
   Foreign tax..........................................................         --         0.1         0.3
   Change in valuation allowance........................................      (17.9)      (23.0)      (25.4)
   Research and development credits.....................................       (3.4)       (3.0)       (6.2)
   Foreign sales corporation............................................       (2.5)         --          --
   Non deductible expenses and other....................................        0.7         4.8         4.3
                                                                              -----       -----       -----
                                                                               15.0%       17.0%       10.0%
                                                                              =====       =====       =====

     The components of the net deferred income tax asset were as follows (in thousands):

                                                                                            December 31,
                                                                                            ------------
                                                                                          1999        1998
                                                                                          ----        ----
   Tax credit carryforwards..........................................................      $  494    $ 1,128
   Inventory reserves................................................................       1,896      2,283
   Accounts receivable allowances....................................................         377        527
   Accrued vacation..................................................................         121        132
   Other cumulative temporary differences............................................       1,030      1,072
                                                                                           ------    -------
                                                                                            3,918      5,142
   Valuation allowance...............................................................          --     (5,142)
                                                                                           ------    -------
                                                                                           $3,918    $    --
                                                                                           ======    =======

                           POWER INTEGRATIONS, INC.

     The deferred tax asset of $3.9 million at December 31, 1999 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. Realization of the deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

     As of December 31, 1999, the Company had research and development tax credit carryforwards of approximately $494,000. These carryforwards expire in various periods from 2010 to 2019. The United States Tax Reform Act of 1986 contains provisions that limit research and development credits available to be used in any given year upon the occurrence of certain events.

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

     Trial of this action was held in October 1999. On October 15, 1999, the jury returned a unanimous verdict in favor of the Company. The jury determined that Motorola had willfully infringed one of the Company's patents and awarded the Company $32.3 million in compensatory damages. The jury also found that the Company had not infringed any of the asserted Motorola patents and that two of the Motorola patents were invalid. In March 2000, the Company and Motorola entered into a settlement agreement. Pursuant to the settlement agreement, the Court has issued a permanent injunction prohibiting Motorola from selling the ICs that were the subject of the lawsuit. Additionally the Company will not collect the money judgment from Motorola and will continue as a preferred supplier of high-voltage power conversion ICs for cellular phone chargers that Motorola manufactures. The companies will work more closely together to develop future generations of cellular phone chargers for Motorola.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  POWER INTEGRATIONS, INC.


                                       /s/  ROBERT G. STAPLES
Dated: March 28, 2000             By: --------------------------------
                                            Robert G. Staples
                                            Chief Financial Officer

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

                                               /s/ HOWARD F. EARHART
Dated: March 28, 2000                    By:  -----------------------------
                                              Howard F. Earhart
                                              President, Chief Executive Officer
                                              and Chairman of the Board
                                              (Principal Executive Officer)

                                               /s/ ROBERT G. STAPLES
Dated: March 28, 2000                    By:  -----------------------------
                                              Robert G. Staples
                                              Chief Financial Officer
                                              (Principal Financial and Principal
                                              Accounting Officer)

                                               /s/ ALAN D. BICKELL
Dated: March 28, 2000                    By:  -----------------------------
                                              Alan D. Bickell
                                              Director

Dated: March 28, 2000                    By:   /s/ NICHOLAS E. BRATHWAITE
                                              -----------------------------
                                              Nicholas E. Brathwaite
                                              Director

                                         By:  /s/ R. SCOTT BROWN
Dated: March 28, 2000                         -----------------------------
                                              R. Scott Brown
                                              Director

                                         By:  /s/ E. FLOYD KVAMME
Dated: March 28, 2000                        ------------------------------
                                             E. Floyd Kvamme
                                             Director

                                         By: /s/ STEVEN J. SHARP
Dated: March 28, 2000                        ------------------------------
                                             Steven J. Sharp
                                             Director

                            POWER INTEGRATIONS, INC

                                   EXHIBITS
                                      TO
                            FORM 10-K ANNUAL REPORT

                              For the Year Ended
                               December 31, 1999


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

      3.1*** Restated Certificate of Incorporation (we also filed in our Current Report on Form 8-K filed with the SEC on March 12, 1999, a Certificate of Designation which amends this Restated Certificate).

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

    10.16*          Founder Stock Purchase Agreement between us and Arthur E.
                    Fury dated as of April 13, 1988.

    10.18** Industrial Building Lease between us and Mathilda Development, a California limited partnership, dated as of June 3, 1998.

    10.21+ Wafer Supply Agreement between us and OKI, dated as of October 1, 1998.

    10.22+ Master Equipment Lease Agreement between us and Metlife Capital Limited Partnership, dated as of July 31, 1998.

    10.23*** Loan Agreement between us and Union Bank of California, N.A., dated as of October 16, 1998.

    10.24+++ Amendment Number One, dated as of February 26, 1999, to the Wafer Supply Agreement between us and OKI, dated as of October 1, 1998.

    10.25****       Sublease between us and Atweb, dated as of July 1, 1999.

    10.26 Lease agreement dated as of December 29, 1999 between us and Lincoln - RECP Hellyer OPCO, LLC, a Delaware limited liability company.


     21.1*          List of subsidiaries.

     23.1           Consent of Independent Public Accountants.

     24.1           Power of Attorney (See signature page).

     27.1           Financial Data Schedule.

_________________
* As filed with the SEC in our Registration Statement on Form S-1 on September 11, 1997.

** As filed with the SEC in our quarterly report on Form 10-Q on August 12, 1998.

***   As filed with the SEC in our annual report on Form 10-K on March 16, 1999.

**** As filed with the SEC in our quarterly report on Form 10-Q on November 9, 1999.

+ As filed with the SEC in our quarterly report on Form 10-Q on November 10, 1998.

++ We filed an amendment to the Bylaws with the SEC in our Current Report on Form 8-K on March 12, 1999.

+++ As filed with the SEC in our quarterly report on Form 10-Q on May 10, 1999.