Form 10-Q
period 2000-03-31
POWER INTEGRATIONS INC
filed 2000-05-10
CIK 833640

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                         ____________________________
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 2000 or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______________ to ______________

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


                         _____________________________
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]        NO[_]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at April 28, 2000
-----------------------------------           ----------------------------------
   Common Stock, $.001 par value                        27,230,555 shares

================================================================================

                           POWER INTEGRATIONS, INC.

                               TABLE OF CONTENTS

                                                                                               Page
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements.

              Condensed Consolidated Balance Sheets                                              3

              Condensed Consolidated Statements of Operations                                    4

              Condensed Consolidated Statements of Cash Flows                                    5

              Notes To Condensed Consolidated Financial Statements                               6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                             10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        19

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                 20

     Item 2.  Changes in Securities and Use of Proceeds                                         20

     Item 3.  Defaults upon Senior Securities                                                   20

     Item 4.  Submission of Matters to Vote of Security Holders                                 20

     Item 5.  Other Information                                                                 20

     Item 6.  Exhibits and Reports on Form 8-K                                                  20

SIGNATURES                                                                                      21

TOPSwitch, TinySwitch and EcoSmart are trademarks of Power Integrations, Inc.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           POWER INTEGRATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                            March 31,       December 31,
                                                                                              2000             1999
                                                                                            ---------       -----------
                                                                                           (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................................       $ 33,398           $27,883
   Short-term investments...........................................................         29,997            33,789
   Accounts receivable..............................................................          8,760             9,682
   Inventories......................................................................         16,207            11,406
   Prepaid expenses and other current assets........................................          5,239             5,339
                                                                                           --------           -------
     Total current assets...........................................................         93,601            88,099
                                                                                           --------           -------

PROPERTY AND EQUIPMENT, net.........................................................         12,023            10,472
                                                                                           --------           -------
                                                                                           $105,624           $98,571
                                                                                           ========           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of capitalized lease obligations.................................       $  1,023           $ 1,228
   Accounts payable.................................................................          6,585             6,524
   Accrued payroll and related expenses.............................................          2,403             3,994
   Taxes payable and other accrued liabilities......................................          1,403             1,818
   Deferred income on sales to distributors.........................................          3,266             3,366
                                                                                           --------           -------
     Total current liabilities......................................................         14,680            16,930
                                                                                           --------           -------

CAPITALIZED LEASE OBLIGATIONS, net of current portion...............................          1,188             1,393
                                                                                           --------           -------

STOCKHOLDERS' EQUITY:
   Common stock.....................................................................             27                26
   Additional paid-in capital.......................................................         70,075            65,553
   Stockholder notes receivable.....................................................            (76)             (201)
   Deferred compensation............................................................           (146)             (181)
   Cumulative translation adjustment................................................           (165)             (129)
   Retained earnings................................................................         20,041            15,180
                                                                                           --------           -------
     Total stockholders' equity.....................................................         89,756            80,248
                                                                                           --------           -------
                                                                                           $105,624           $98,571
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

                           POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (In thousands, except per share amounts)

                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                               ---------------------
                                                                                                2000          1999
                                                                                               -------       -------
NET REVENUES:
  Product sales.........................................................................       $27,587       $20,446
  License fees and royalties............................................................           423           375
                                                                                               -------       -------
     Total net revenues.................................................................        28,010        20,821

COST OF REVENUES........................................................................        13,442         9,467
                                                                                               -------       -------

GROSS PROFIT............................................................................        14,568        11,354
                                                                                               -------       -------
OPERATING EXPENSES:
  Research and development..............................................................         3,055         2,336
  Sales and marketing...................................................................         3,408         2,475
  General and administrative............................................................         1,917         1,369
                                                                                               -------       -------
     Total operating expenses...........................................................         8,380         6,180
                                                                                               -------       -------

INCOME FROM OPERATIONS..................................................................         6,188         5,174

OTHER INCOME, net.......................................................................           755           584
                                                                                               -------       -------
INCOME BEFORE PROVISION FOR
 INCOME TAXES...........................................................................         6,943         5,758

PROVISION FOR INCOME TAXES..............................................................         2,082           864
                                                                                               -------       -------

NET INCOME..............................................................................       $ 4,861       $ 4,894
                                                                                               =======       =======
EARNINGS PER SHARE:
  Basic.................................................................................       $  0.18       $  0.19
                                                                                               =======       =======
  Diluted...............................................................................       $  0.17       $  0.18
                                                                                               =======       =======
SHARES USED IN PER SHARE CALCULATION:
  Basic.................................................................................        26,756        25,289
                                                                                               =======       =======
  Diluted...............................................................................        28,877        27,425
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

                           POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (In thousands)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                          2000              1999
                                                                                       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................................       $ 4,861         $  4,894
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization....................................................           861              751
  Deferred compensation expense....................................................            35               35
  Provision for (reduction in) accounts receivable and other allowances............          (281)             107
  Deferred income taxes............................................................            --           (1,440)
  Change in operating assets and liabilities:
     Accounts receivable...........................................................         1,201           (1,488)
     Inventories...................................................................        (4,801)             603
     Prepaid expenses and other current assets.....................................           100               30
     Accounts payable..............................................................            63              752
     Accrued liabilities...........................................................          (187)           1,538
     Deferred income on sales to distributors......................................          (100)            (300)
                                                                                          -------         --------
        Net cash provided by operating activities..................................         1,752            5,482
                                                                                          -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..............................................        (2,412)          (1,360)
  Purchases of short-term investments..............................................        (9,925)         (23,843)
  Proceeds from sales and maturities of short-term investments.....................        13,717            6,666
                                                                                          -------         --------
        Net cash provided by (used in) operating activities........................         1,380          (18,537)
                                                                                          -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock.......................................         2,668              767
  Proceeds from stockholder note repayment.........................................           125                5
  Principal payments under capitalized lease obligations...........................          (410)            (457)
                                                                                          -------         --------
        Net cash provided by financing activities..................................         2,383              315
                                                                                          -------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................         5,515          (12,740)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................        27,883           24,176
                                                                                          -------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................       $33,398         $ 11,436
                                                                                          =======         ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

  Capitalized lease obligations incurred for property and equipment................       $    --         $  1,786
                                                                                          =======         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...........................................................       $    52         $     85
                                                                                          =======         ========
  Cash paid for income taxes.......................................................       $   625         $    282
                                                                                          =======         ========

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

     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements for the year ended December 31, 1999 included in its Form 10-K.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Cash and Cash Equivalents and Short-Term Investments

     The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of March 31, 2000, the Company's short-term investments consisted of U.S. Government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held to maturity and were valued using the amortized cost method which approximates market.

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

 Segment Reporting

   During 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No.131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog circuits for use in the AC to DC power conversion market.

                           POWER INTEGRATIONS, INC.

 New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its consolidated results of operations and financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the second quarter of 2000 and does not expect such adoption to have a material impact on its consolidated results of operations and financial position.

3.   INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                                       March 31,  December 31,
                                                         2000         1999
                                                      ------------------------
       Raw materials.................................  $ 4,314      $ 4,039
       Work-in-process...............................    5,702        4,059
       Finished goods................................    6,191        3,308
                                                       -------      -------
                                                       $16,207      $11,406
                                                       =======      =======

4.   SIGNIFICANT CUSTOMERS AND EXPORT SALES:

 Customer Concentration

     The Company's end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company's net revenues. For the three months ended March 31, 2000 and 1999, ten customers accounted for approximately 69% and 70% of total net revenues, respectively.

     The following customers accounted for more than 10% of total net revenues:

                                                             Three Months Ended
                                                                  March 31,
          Customer                                           2000        1999
          --------                                          --------------------
          A..............................................    20%         23%
          B..............................................     *          12%

_______________
*  less than 10% or no sales

                           POWER INTEGRATIONS, INC.

 Export Sales

     The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

                                                             Three Months Ended
                                                                 March 31,
                                                              2000        1999
                                                             ------------------
       Western Europe.....................................     21%         16%
       Hong Kong/China....................................     20%         25%
       Taiwan.............................................     17%         12%
       Korea..............................................     12%         17%
       Japan..............................................      2%          3%
       Other..............................................      9%          8%
                                                              ----        ----
            Total foreign.................................     81%         81%
                                                              ====        ====

 Product Sales

     For the three months ended March 31, 2000 and 1999, sales of TOPSwitch products accounted for 98% and 96% of total net revenues, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II and TinySwitch.

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

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                            Three Months Ended
                                                                March 31,
                                                            --------------------
                                                               2000        1999
                                                            ---------    -------
Basic earnings per share:
  Net income..............................................   $ 4,861     $ 4,894
                                                             -------     -------
  Weighted average common shares..........................    26,756      25,289
                                                             -------     -------
     Basic earnings per share.............................   $  0.18     $  0.19
                                                             =======     =======

Diluted earnings per share:
  Net income..............................................   $ 4,861     $ 4,894
                                                             -------     -------
  Weighted average common shares..........................    26,756      25,289
  Weighted average common share equivalents:
     Options..............................................     2,066       1,841
     Warrants.............................................        --         249
     Employee stock purchase plan.........................        55          46
                                                             -------     -------
  Diluted weighted average common shares..................    28,877      27,425
                                                             -------     -------
        Diluted earnings per share........................   $  0.17     $  0.18
                                                             =======     =======

                           POWER INTEGRATIONS, INC.

6.   PROVISION FOR INCOME TAXES:

     Income tax expense for the three-month periods ended March 31, 2000 and 1999 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company's effective tax rate for the quarter ended March 31, 2000 is primarily due to the beneficial impact of international sales, research and development credits and Federal tax exempt investments.

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

     Trial of this action was held in October 1999. On October 15, 1999, the jury returned a unanimous verdict in favor of the Company. The jury determined that Motorola had willfully infringed one of the Company's patents and awarded the Company $32.3 million in compensatory damages. The jury also found that the Company had not infringed any of the asserted Motorola patents and that two of the Motorola patents were invalid. In March 2000, the Company and Motorola entered into a settlement agreement. Pursuant to the settlement agreement, the court has issued a permanent injunction prohibiting Motorola from selling the ICs that were the subject of the lawsuit. Additionally, the Company will not collect the money judgment from Motorola and will continue for a two-year term as a preferred supplier of high-voltage power conversion ICs for cellular phone chargers that Motorola manufacturers. The companies will work more closely together to develop future generations of cellular phone chargers for Motorola.

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

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 1999.

Overview

     We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use in AC to DC power conversion markets. We have targeted high-volume power supply markets, including the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer and industrial electronics markets. Our initial focus is on those markets that are sensitive to size, portability, energy efficiency and time-to-market. We believe our patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, we announced the TinySwitch family of integrated circuits for power supplies used in a broad range of electronic products. TinySwitch ICs - incorporating our new EcoSmart technology - enable a new class of light, compact, energy-efficient power supplies. This new family of ICs is designed to reduce energy leakage from power supplies. In March 2000, we introduced the TOPSwitch-FX family of products, which also incorporates our EcoSmart technology to help engineers meet the growing need for environmentally friendly power solutions. We believe this new family of ICs gives power supply design engineers the ability to cost effectively integrate additional functionality into the power supplies they design.

Results of Operations

     The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                              Percentage of
                                                          Total Net Revenues for
                                                          Three Months Ended
                                                               March 31,
                                                          ----------------------
                                                            2000         1999
                                                          --------    ---------
Net revenues:
  Product sales.........................................    98.5%        98.2%
  Royalties.............................................     1.5          1.8
                                                           -----        -----
     Total net revenues.................................   100.0        100.0
Cost of revenues........................................    48.0         45.5
                                                           -----        -----
Gross profit............................................    52.0         54.5
                                                           -----        -----
Operating expenses:
  Research and development..............................    10.9         11.2
  Sales and marketing...................................    12.2         11.9
  General and administrative............................     6.8          6.6
     Total operating expenses...........................    29.9         29.7
                                                           -----        -----
Income from operations..................................    22.1         24.8
Other income, net.......................................     2.7          2.8
                                                           -----        -----
Income before provision for income taxes................    24.8         27.6
Provision for income taxes..............................     7.4          4.1
                                                           -----        -----
Net income..............................................    17.4%        23.5%
                                                           =====        =====

Comparison of the Three Months Ended March 31, 2000 and 1999


     Net revenues.   Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the first quarter ended March 31, 2000 were $28.0 million compared to $20.8 million for the first quarter of 1999, an increase of $7.2 million, or 35%.

     Net revenues from product sales represented $27.6 million and $20.4 million in the first quarter of 2000 and 1999, respectively. The increase in net revenues from product sales for the three months ended March 31, 2000 was due primarily to strong demand for our products in the cellular phone charger and set top box decoder charger markets, which together accounted for approximately 60% of the increase. Higher sales volume of the TOPSwitch family of products across a larger customer base also contributed to the increase. In total, sales of our TOPSwitch and TinySwitch products accounted for approximately 98% of net product revenues in the quarter ended March 31, 2000. Revenue from royalties was $423,000 for the first quarter of 2000, compared to $375,000 for the first quarter of 1999.

     International sales were $22.8 million in the first quarter of 2000 compared to $16.8 million for the same period in 1999, an increase of $6.0 million, or 36%, which represented 81% of our net revenues in both quarters. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 60% and 64% of product sales for the three months ended March 31, 2000 and 1999, respectively. We expect international sales to continue to account for a large portion of our net revenues.

     Direct sales for the first quarter of 2000 were divided approximately 47% to distributors and 53% to OEMs and power supply merchants, compared to approximately 45% to distributors and 55% to OEMs and power supply merchants for the same quarter in 1999. For the quarter ended March 31, 2000, sales to one customer accounted for 20% of net revenues, and for the quarter ended March 31, 1999, that same customer accounted for 23% of net revenues and another customer accounted for 12% of net revenues.

     The exact dollar amounts and percentages of sales to end customers are difficult to ascertain because most of those sales occur through distributors or indirectly through sales to merchant power supply manufacturers which, in turn, sell power supplies to OEMs. However, we estimate that direct and indirect sales to Motorola, who is our largest end user, accounted for approximately 15% and 17% of net revenues for the quarters ended March 31, 2000 and 1999, respectively. Direct sales to Motorola were approximately 8% and 12% of our net revenues for the quarters ended March 31, 2000 and 1999, respectively.

     Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the first quarter of 2000 was $14.6 million, or 52%, of net revenues, compared to $11.4 million, or 54.5%, of net revenues for the same period in 1999. The decrease in gross profit percentage for the three months ended March 31, 2000 was primarily due to the adverse impact of increased customer pricing pressure and the increase in wafer costs from a stronger yen, partially offset by improved manufacturing productivity, reduced material pricing, and better manufacturing yields due to improved test equipment. We cannot assure you that these or other factors will have a favorable impact on our gross profit in future periods.

     Research and development expenses. Research and development expenses consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the first quarter of 2000 were $3.1 million compared to $2.3 million for the same period in 1999, an increase of $719,000, or 31%, which represented 10.9% and 11.2% of our net revenues, respectively. The increase in absolute dollars for the three months ended March 31, 2000 was primarily due to increased salaries and other costs related to the hiring of additional engineering personnel. We expect research and development expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses for the first quarter of 2000 were $3.4 million compared to $2.5 million for the same period in 1999, an increase of $933, 000, or 38%, which represented 12.2% and 11.9% of our net revenues, respectively. The increase in absolute dollars for the three months ended March 31, 2000 was primarily a result of the addition of personnel to support increased sales, and to increase the availability of field application engineers. There was also an increase in sales commissions as a result of increased sales. We expect that sales and marketing expenses will continue to increase in absolute dollars but will fluctuate as a percentage of our net revenues.

     General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, and consulting, outside services, legal and auditing expenses. For the quarters ended March 31, 2000 and 1999, general and administrative expenses were $1.9 million and $1.4 million, respectively, which represented 6.8% and 6.6% of our net revenues, respectively. This increase in spending is primarily attributable to increased professional and legal expenses related to the settlement of our patent infringement lawsuit filed against Motorola. We expect general and administrative expenses to decline in the second quarter reflecting lower professional and legal expenses following the settlement of the lawsuit. Subsequent to the second quarter, we expect general and administrative expenses to continue to increase in absolute dollars, but to fluctuate as a percentage of our net revenues.

   Other income, net. Other income, net, for the first quarter of 2000 increased by $171,000 over the same period in 1999. The increase for the three months ended March 31, 2000 was due primarily to additional interest income from an increase in cash, cash equivalents and short-term investments in 2000.

   Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $2.1 million for the first quarter of 2000 compared to $864,000 for the same period in 1999. The estimated effective tax rate for 2000 is 30% compared to 15% used in the first quarter of 1999. The lower tax rate in 1999 reflected the benefit of net operating loss carryforwards, all of which were used by December 31, 1999. The difference between the statutory rate and our effective tax rate for 2000 is primarily due to the beneficial impact of international sales, research and development credits and Federal tax exempt investments.

Liquidity and Capital Resources

     At March 31, 2000, we had approximately $63.4 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by the foundries to us. The balance of this credit line is unused and available. The line of credit agreement contains financial covenants and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent. We have financed a significant portion of our machinery and equipment through capital equipment leases. There was no additional equipment financing during the three months ended March 31, 2000.

     As of March 31, 2000, we had working capital, defined as current assets less current liabilities, of approximately $78.4 million, which was an increase of approximately $7.8 million over December 31, 1999. Our operating activities generated cash of $1.8 million and $5.5 million in the quarters ended March 31, 2000 and 1999, respectively. Cash generated in the first quarter of 2000 was principally the result of net income in the amount of $4.9 million, depreciation and amortization, and a decrease in accounts receivable, partially offset by an increase in inventory. Cash generated in the first quarter of 1999 was principally the result of net income of $4.9 million and an increase in accrued liabilities; offset by increases in accounts receivable and deferred taxes.

     Our investing activities were a net transfer from short-term investments to cash and cash equivalents of $3.8 million in the quarter ended March 31, 2000 and a net transfer from cash and cash equivalents to short-term investments of $17.2 million in the quarter ended March 31, 1999. Purchases of property and equipment were $2.4 million and $1.4 million in the quarters ended March 31, 2000 and 1999, respectively.

     We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect that the adoption of SFAS No. 133 will have a material impact on our consolidated results of operations and financial position.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the second quarter of 2000 and do not expect such adoption to have a material impact on our consolidated results of operations and financial position.

Factors That May Affect Future Results of Operations

     In addition to the other information in this Report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock.

     Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly. Our net revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of our control, and may fluctuate significantly in the future. As a result, our quarterly operating results will likely fall below the expectations of public market analysts or investors. If that occurs, the price of our stock may decline.

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

     We depend on Motorola for a significant portion of our net revenues and if we lose Motorola as a customer, our operating results will suffer. For the quarter ended March 31, 2000, direct sales to Motorola accounted for approximately 8% of our net revenues. Indirect sales, through power supply merchants, which incorporate our ICs into the products they produce for Motorola, accounted for approximately 7% of our net revenues. For the quarter ended March 31, 1999, direct sales and indirect sales to Motorola accounted for approximately 12% and 5% of our net revenues, respectively. We expect that our operating results, in part, will depend on our direct and indirect sales to Motorola for the foreseeable future. In addition if Motorola continues to shift from higher end to lower end cellular phones that use older technology chargers which do not use our ICs, our direct and indirect sales to Motorola will be adversely impacted.

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

     If demand for our products declines in the cellular phone battery charger and desktop personal computer stand-by markets, our net revenues will decrease. Applications of our products in the cellular phone battery chargers and desktop personal computer, or PC, stand-by markets have and should continue to account for a significant portion of our net revenues. We expect that our net revenues and operating results will continue to be substantially dependent upon these markets for the foreseeable future. The cellular phone and desktop PC markets can be highly cyclical and have been subject to significant economic downturns at various times. Any significant downturn in these markets could cause our net revenues to decline and the price of our stock to fall. In addition, technological advances in these markets may reduce demand for our products.

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

     We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business will suffer. We have supply arrangements for the production of wafers with Matsushita and OKI. Although certain aspects of our relationships with Matsushita and OKI are contractual, many important aspects of these relationships depend on their continued cooperation and, in many instances, their course of conduct deviates from the literal provisions of the contracts. We cannot assure you that we will continue to work successfully with Matsushita or OKI in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that either of them will not seek an early termination of its wafer supply agreement with us. We are currently in negotiations on a new agreement with Matsushita, but we cannot assure you that we will be able to agree on a new contract with Matsushita. Our current agreement expires in June 2000, and if we cannot extend our agreement with Matsushita, our net revenues may decline. We estimate that it would take 9 to 12 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

     Although we provide Matsushita and OKI with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by the available capacity of the foundry in which they manufacture wafers for us. An increased need for capacity to meet internal demands or demands of other customers could cause Matsushita and OKI to reduce capacity available to us. Matsushita and OKI may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers' requirements. Any of these concessions could harm our business.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

     There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our 1999 Form 10-K.

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

     The table below presents principal amounts and related weighted average interest rates for our investment portfolio at March 31, 2000. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

                                                                         Average
                                                              Carrying  Interest
                                                               Amount     Rate
                                                              --------  --------
Cash Equivalents:
  Tax-exempt securities.....................................   $25,200    4.03%
                                                               -------    ----

       Total cash equivalents...............................    25,200    4.03%
                                                               -------    ----

Short-term Investments:
  U.S. corporate securities.................................     7,069    5.26%
  Foreign securities........................................     2,063    5.03%
  Tax-exempt securities.....................................    19,924    3.87%
                                                               -------    ----

       Total short-term investments.........................    29,056    4.28%
                                                               -------    ----

       Total investment securities..........................   $54,256    4.17%
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

     Trial of this action was held in October 1999. On October 15, 1999, the jury returned a unanimous verdict in our favor. The jury determined that Motorola had willfully infringed one of our patents and awarded us $32.3 million in compensatory damages. The jury also found that we had not infringed any of the asserted Motorola patents and that two of the Motorola patents were invalid. In March 2000, we entered into a settlement agreement with Motorola. Pursuant to the settlement agreement, the court has issued a permanent injunction prohibiting Motorola from selling the ICs that were the subject of the lawsuit. Additionally, we will not collect the money judgment from Motorola and will continue for a two-year term as a preferred supplier of high-voltage power conversion ICs for cellular phone chargers that Motorola manufacturers. The companies will work more closely together to develop future generations of cellular phone chargers for Motorola.


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



                                         POWER INTEGRATIONS, INC.


Dated: May 10, 2000                      By: /s/ Robert G. Staples
                                            ---------------------------------
                                            Robert G. Staples
                                            Chief Financial Officer