Form 10-Q
period 2000-06-30
POWER INTEGRATIONS INC
filed 2000-08-07
CIK 833640

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             ____________________
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

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


                             ____________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                       Outstanding at July 31, 2000
        -----------------------------           ----------------------------
        Common Stock, $.001 par value                 27,321,338 shares

================================================================================

                            POWER INTEGRATIONS, INC.

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                                                Page


       Item 1.  Financial Statements.

                Condensed Consolidated Balance Sheets                                           3

                Condensed Consolidated Statements of Operations                                 4

                Condensed Consolidated Statements of Cash Flows                                 5

                Notes To Condensed Consolidated Financial Statements                            6

       Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                          10

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     19

PART II.    OTHER INFORMATION

       Item 1.  Legal Proceedings                                                              20

       Item 2.  Changes in Securities and Use of Proceeds                                      20

       Item 3.  Defaults upon Senior Securities                                                20

       Item 4.  Submission of Matters to Vote of Security Holders                              20

       Item 5.  Other Information                                                              21

       Item 6.  Exhibits and Reports on Form 8-K                                               21

SIGNATURES                                                                                     22

TOPSwitch, TinySwitch and EcoSmart are trademarks of Power Integrations, Inc.

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           POWER INTEGRATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                                          June 30        December 31,
                                                                                            2000             1999
                                                                                        -------------   -------------
                                                                                         (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................................        $ 43,072         $ 27,883
   Short-term investments...........................................................          22,615           33,789
   Accounts receivable..............................................................           9,447            9,682
   Inventories......................................................................          18,989           11,406
   Prepaid expenses and other current assets........................................           5,870            5,339
                                                                                            --------         --------
        Total current assets........................................................          99,993           88,099
                                                                                            --------         --------

PROPERTY AND EQUIPMENT, net.........................................................          12,993           10,472
                                                                                            --------         --------
                                                                                            $112,986         $ 98,571
                                                                                            ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of capitalized lease obligations.................................        $    918         $  1,228
   Accounts payable.................................................................           5,737            6,524
   Accrued payroll and related expenses.............................................           3,297            3,994
   Taxes payable and other accrued liabilities......................................           2,748            1,818
   Deferred income on sales to distributors.........................................           3,266            3,366
                                                                                            --------         --------
        Total current liabilities...................................................          15,966           16,930
                                                                                            --------         --------

CAPITALIZED LEASE OBLIGATIONS, net of current portion...............................           1,026            1,393
                                                                                            --------         --------

STOCKHOLDERS' EQUITY:
   Common stock.....................................................................              27               26
   Additional paid-in capital.......................................................          71,001           65,553
   Stockholder notes receivable.....................................................             (76)            (201)
   Deferred compensation............................................................            (111)            (181)
   Cumulative translation adjustment................................................            (115)            (129)
   Retained earnings................................................................          25,268           15,180
                                                                                            --------         --------
        Total stockholders' equity..................................................          95,994           80,248
                                                                                            --------         --------
                                                                                            $112,986         $ 98,571
                                                                                            ========         ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (In thousands, except per share amounts)

                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                              ----------------------------    ----------------------------
                                                                   2000           1999            2000           1999
                                                              -------------  -------------    -------------  -------------
NET REVENUES:
  Product sales...........................................         $28,637         $22,655         $56,224         $43,101
  License fees and royalties..............................             375             324             798             699
                                                                   -------         -------         -------         -------
     Total net revenues...................................          29,012          22,979          57,022          43,800

COST OF REVENUES..........................................          13,867          10,482          27,309          19,949
                                                                   -------         -------         -------         -------

GROSS PROFIT..............................................          15,145          12,497          29,713          23,851
                                                                   -------         -------         -------         -------

OPERATING EXPENSES:
  Research and development................................           3,431           2,535           6,486           4,871
  Sales and marketing.....................................           3,438           2,729           6,846           5,204
  General and administrative..............................           1,505           1,427           3,422           2,796
                                                                   -------         -------         -------         -------
     Total operating expenses.............................           8,374           6,691          16,754          12,871
                                                                   -------         -------         -------         -------

INCOME FROM OPERATIONS....................................           6,771           5,806          12,959          10,980

OTHER INCOME, net.........................................             696             433           1,451           1,017
                                                                   -------         -------         -------         -------

INCOME BEFORE PROVISION FOR
 INCOME TAXES.............................................           7,467           6,239          14,410          11,997

PROVISION FOR INCOME TAXES................................           2,240             939           4,322           1,803
                                                                   -------         -------         -------         -------

NET INCOME................................................         $ 5,227         $ 5,300         $10,088         $10,194
                                                                   =======         =======         =======         =======

EARNINGS PER SHARE:
  Basic...................................................           $0.19           $0.21           $0.37           $0.40
                                                                   =======         =======         =======         =======
  Diluted.................................................           $0.18           $0.19           $0.35           $0.37
                                                                   =======         =======         =======         =======

SHARES USED IN PER SHARE CALCULATION:
  Basic...................................................          27,210          25,814          27,088          25,553
                                                                   =======         =======         =======         =======
  Diluted.................................................          28,702          28,183          29,021          27,836
                                                                   =======         =======         =======         =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (In thousands)

                                                                                          Six Months Ended June 30,
                                                                                      ---------------------------------
                                                                                           2000              1999
                                                                                      --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................................         $ 10,088          $ 10,194
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization....................................................            1,855             1,559
  Deferred compensation expense....................................................               70                70
  Deferred income taxes............................................................               --            (2,957)
  Reduction in accounts receivable and other allowances............................               (1)             (138)
  Change in operating assets and liabilities:
     Accounts receivable...........................................................              235            (2,922)
     Inventories...................................................................           (7,583)              561
     Prepaid expenses and other current assets.....................................             (530)             (184)
     Accounts payable..............................................................             (784)            1,379
     Accrued liabilities...........................................................            2,372             1,846
     Deferred income on sales to distributors......................................             (100)               --
                                                                                            --------          --------
        Net cash provided by operating activities..................................            5,622             9,408
                                                                                            --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..............................................           (4,376)           (2,513)
  Purchases of short-term investments..............................................          (16,925)          (40,072)
  Proceeds from sales and maturities of short-term investments.....................           28,098            16,682
                                                                                            --------          --------
        Net cash provided by (used in) investing activities........................            6,797           (25,903)
                                                                                            --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock.......................................            3,322             1,233
  Proceeds from stockholder note repayment.........................................              125                10
  Principal payments under capitalized lease obligations...........................             (677)           (1,042)
                                                                                            --------          --------
        Net cash provided by financing activities..................................            2,770               201
                                                                                            --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................           15,189           (16,294)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................           27,883            24,176
                                                                                            --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................         $ 43,072          $  7,882
                                                                                            ========          ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

  Capitalized lease obligations incurred for property and equipment................         $    --           $    772
                                                                                            ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...........................................................         $     92          $    173
                                                                                            ========          ========
  Cash paid for income taxes.......................................................         $  1,263          $  3,161
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Cash and Cash Equivalents and Short-Term Investments

   The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of June 30, 2000, the Company's short-term investments consisted of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held to maturity and were valued using the amortized cost method which approximates market.

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

  Segment Reporting

   During 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No.131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, that being the design, development, manufacture and marketing of proprietary, high-voltage, analog circuits for use in the AC to DC power conversion market.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth quarter of 2000 and does not expect such adoption to have a material impact on its consolidated results of operations and financial position.

3. INVENTORIES:

   Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                                                                      June 30,     December 31,
                                                                                        2000            1999
                                                                                    --------------------------
   Raw materials..............................................................         $ 3,205         $ 4,039
   Work-in-process............................................................           8,565           4,059
   Finished goods.............................................................           7,219           3,308
                                                                                       -------         -------
                                                                                       $18,989         $11,406
                                                                                       =======         =======

4. SIGNIFICANT CUSTOMERS AND EXPORT SALES:
  Customer Concentration

   The Company's end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company's net revenues. Ten customers accounted for approximately 72.7% and 70.8% of total net revenues for the three months ended June 30, 2000 and 1999, respectively, and approximately 70.7% and 70.2% of total net revenues for the six months ended June 30, 2000 and 1999, respectively.

   The following customers accounted for more than 10% of total net revenues:

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
           Customer                                             2000             1999             2000             1999
           -------                                           ----------------------------------------------------------
           A.......................................            22.4%            13.1%            21.0%            17.6%
           B.......................................            10.4%            15.3%              *              11.3%
           C.......................................              *              10.9%              *              11.4%

------------------
   *   less than 10% or no sales

                            POWER INTEGRATIONS, INC.

  Export Sales

   The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

                                                               Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                               2000             1999             2000             1999
                                                            ------------------------------------------------------------
   Taiwan..........................................            23.6%            23.4%            21.8%            17.7%
   Hong Kong/China.................................            23.0%            17.1%            21.7%            20.8%
   Western Europe..................................            16.6%            16.3%            18.8%            15.9%
   Korea...........................................            12.0%             9.9%            12.0%            13.3%
   Thailand........................................             3.6%             0.4%             3.1%             0.8%
   Japan...........................................             2.5%             2.7%             2.2%             3.0%
   Other...........................................             3.3%             7.3%             3.4%             7.2%
                                                               ----             ----             ----             ----
            Total foreign..........................            84.6%            77.1%            83.0%            78.7%
                                                               ====             ====             ====             ====

  Product Sales


   Sales of our TOPSwitch products accounted for 98.0% and 96.0% of net revenues from product sales for the three months ended June 30, 2000 and 1999, respectively, and 97.8% and 95.9% of net revenues from product sales for the six months ended June 30, 2000 and 1999, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX and TinySwitch.

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

   The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                       Three Months Ended             Six Months Ended
                                                                             June 30,                      June 30,
                                                                      ----------------------------------------------------
                                                                         2000         1999           2000           1999
                                                                      -------------------------  -------------------------
Basic earnings per share:
  Net income...................................................        $ 5,227        $ 5,300        $10,088        $10,194
                                                                       -------        -------        -------        -------
  Weighted average common shares...............................         27,210         25,814         27,088         25,553
                                                                       -------        -------        -------        -------
     Basic earnings per share..................................        $  0.19        $  0.21        $  0.37        $  0.40
                                                                       =======        =======        =======        =======

Diluted earnings per share:
  Net income...................................................        $ 5,227        $ 5,300        $10,088        $10,194
                                                                       -------        -------        -------        -------
  Weighted average common shares...............................         27,210         25,814         27,088         25,553
  Weighted average common share equivalents:
     Options...................................................          1,475          2,132          1,899          1,983
     Warrants..................................................             --            154             --            231
     Employee stock purchase plan..............................             17             83             34             69
                                                                       -------        -------        -------        -------
  Diluted weighted average common shares.......................         28,702         28,183         29,021         27,836
                                                                       -------        -------        -------        -------
        Diluted earnings per share.............................        $  0.18        $  0.19        $  0.35        $  0.37
                                                                       =======        =======        =======        =======


6. PROVISION FOR INCOME TAXES:

   Income tax expense for the six-month periods ended June 30, 2000 and 1999 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company's effective tax rate for the six months ended June 30, 2000 is primarily due to the beneficial impact of international sales, research and development credits and Federal tax exempt investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect our current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors That May Affect Future Results of Operations" and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

   The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 1999.

Overview

   We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use primarily in AC to DC power conversion markets. We have targeted high-volume power supply markets, including the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer and industrial electronics markets. Our initial focus is on those markets that are sensitive to size, portability, energy efficiency and time-to-market. We believe our patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, we announced the TinySwitch family of integrated circuits for power supplies used in a broad range of electronic products. TinySwitch ICs - designed to reduce energy leakage by incorporating our new EcoSmart technology - enable a new class of light, compact, energy-efficient power supplies. In March 2000, we introduced the TOPSwitch-FX family of products, which also incorporates our EcoSmart technology to help engineers meet the growing need for environmentally friendly power solutions. We believe this new family of ICs gives power supply design engineers the ability to cost-effectively integrate additional functionality into the power supplies they design.

Results of Operations

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                                   Percentage of                     Percentage of
                                                              Total Net Revenues for            Total Net Revenues for
                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                              ---------------------------       --------------------------
                                                                   2000           1999             2000             1999
                                                              -------------    -----------      -----------    -----------
Net revenues:
  Product sales........................................            98.7%            98.6%            98.6%            98.4%
  Royalties............................................             1.3              1.4              1.4              1.6
                                                                -------          -------          -------          -------
     Total net revenues................................           100.0            100.0            100.0            100.0
Cost of revenues.......................................            47.8             45.6             47.9             45.5
                                                                -------          -------          -------          -------
Gross profit...........................................            52.2             54.4             52.1             54.5
                                                                -------          -------          -------          -------
Operating expenses:
  Research and development.............................            11.8             11.0             11.4             11.1
  Sales and marketing..................................            11.9             11.9             12.0             11.9
  General and administrative...........................             5.2              6.2              6.0              6.4
                                                                -------          -------          -------          -------
     Total operating expenses..........................            28.9             29.1             29.4             29.4
                                                                -------          -------          -------          -------
Income from operations.................................            23.3             25.3             22.7             25.1
Other income, net......................................             2.4              1.9              2.6              2.3
                                                                -------          -------          -------          -------
Income before provision for income taxes...............            25.7             27.2             25.3             27.4
                                                                -------          -------          -------          -------
Provision for income taxes.............................             7.7              4.1              7.6              4.1
                                                                -------          -------          -------          -------
Net income.............................................            18.0%            23.1%            17.7%            23.3%
                                                                =======          =======          =======          =======


Comparison of the Three and Six Months Ended June 30, 2000 and 1999


   Net revenues.   Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the quarter ended June 30, 2000 were $29.0 million compared to $23.0 million for the second quarter of 1999, an increase of $6.0 million, or 26.3%. Net revenues for the six months ended June 30, 2000 were $57.0 million compared to $43.8 million for the comparable period of 1999, an increase of $13.2 million, or 30.2%

   Net revenues from product sales represented $28.6 million and $22.7 million in the second quarter of 2000 and 1999, respectively. Net revenues from product sales represented $56.2 million and $43.1 million in the six months ended June 30, 2000 and 1999, respectively. The increase in net revenues from product sales for the three months and six months ended June 30, 2000 was attributable less to increased demand in our two major markets, cellular phone and PC stand-by, and more to a strong increase in demand for our products across a variety of "other markets", including the set top decoder box market. Sales in the "other markets" category increased approximately 50% for the quarter and approximately 58% for the six months ended June 30, 2000 compared to the same periods of the prior year. In total, sales of our TOPSwitch and TinySwitch products accounted for 98.0% and 96.0% of net revenues from product sales for the three months ended June 30, 2000 and 1999, respectively, and 97.8% and 95.9% for the six months ended June 30, 2000 and 1999, respectively.

   International sales were $24.5 million in the second quarter of 2000 compared to $17.7 million for the same period in 1999, an increase of $6.8 million, or 38.4%, which represented 84.6% of net revenues compared to 77.1% in the comparable period of 1999. International sales were $47.3 million for the six months ended June 30, 2000 compared to $34.5 million for the same period in 1999, an increase of $12.8 million, or 37.1%, and represented 83.0% of net revenues compared to 78.7% in the comparable period of 1999. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 67.6% and 59.6% of our product sales for the three months ended June 30, 2000 and 1999, respectively, and 63.9% and 61.6% of our product sales for the six months ended June 30, 2000 and 1999, respectively. We expect international sales to continue to account for a large portion of our net revenues.

   Direct sales for the second quarter of 2000 were divided 49.4% to distributors and 50.6% to original equipment manufacturers, or OEMs, and power supply merchants, compared to 43.0% to distributors and 57.0% to OEMs and power supply merchants for the same quarter in 1999. For the six months ended June 30, 2000, direct sales were divided 49.3% to distributors and 50.7% to OEMs and power supply merchants, compared to 44.1% to distributors and 55.9% to OEMs and power supply merchants for the same period in 1999. For the quarter ended June 30, 2000, sales to two customers accounted for 22.4% and 10.4% of net revenues, and for the quarter ended June 30, 1999, those same two customers accounted for 13.1% and 15.3% of net revenues, while a third customer, in the quarter ended June 30, 1999, accounted for 10.9% of net revenues. For the six months ended June 30, 2000, sales to one customer accounted for 21.0% of net revenues, and for the six months ended June 30, 1999, that same customer accounted for 17.6% of net revenues, with two other customers accounting for 11.3% and 11.4% of net revenues, respectively.

   The exact dollar amounts and percentages of sales to end customers are difficult to ascertain because most of those sales occur through distributors or indirectly through sales to merchant power supply manufacturers, which in turn sell power supplies to OEMs. However, we estimate that direct and indirect sales to Motorola, who is our largest end user, accounted for approximately 11.4% and 23.8% of net revenues for the quarters ended June 30, 2000 and 1999, respectively, and approximately 13.3% and 20.7% of net revenues for the six months ended June 30, 2000 and 1999, respectively. Direct sales to Motorola were approximately 5.9% and 11.5% of net revenues for the quarters ended June 30, 2000 and 1999, respectively, and approximately 6.9% and 11.7% of net revenues for the six months ended June 30, 2000 and 1999, respectively.

   Cost of revenues; Gross profit.   Gross profit is equal to net revenues less
cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the second quarter of 2000 was $15.1 million, or 52.2% of net revenues, compared to $12.5 million, or 54.4% of net revenues for the same period in 1999. Gross profit for the six months ended June 30, 2000 was $29.7 million, or 52.1% of net revenues, compared to $23.9 million, or 54.5% of net revenues for the same period in 1999. The decrease in gross profit percentage for the three months and six months ended June 30, 2000 was primarily due to the adverse impact of increased customer pricing pressure and the increase in wafer costs from a stronger yen, partially offset by improved manufacturing productivity, reduced material pricing and better manufacturing yields due to improved test equipment. We cannot assure you that these or other factors will have a favorable impact on our gross profit in future periods.

   Research and development expenses.   Research and development expenses
consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the second quarter of 2000 were $3.4 million compared to $2.5 million for the same period in 1999, an increase of $896,000, or 35.3%, which represented 11.8% and 11.0% of our net revenues in each period, respectively. Research and development expenses for the first six months of 2000 were $6.5 million compared to $4.9 million for the same period in 1999, an increase of $1.6 million, or 33.2%, which represented 11.4% and 11.1% of net revenues in each period, respectively. The increase for the three months and six months ended June 30, 2000 was primarily due to increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials caused by the transition of foundry manufacturing processes, and bringing newly developed products into manufacturing. We expect research and development expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

   Sales and marketing expenses.   Sales and marketing expenses consist
primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses for the second quarter of 2000 were $3.4 million compared to $2.7 million for the same period in 1999, an increase of $709,000, or 26.0%, which represented 11.9% of our net revenues in both periods. Sales and marketing expenses for the first six months of 2000 were $6.8 million compared to $5.2 million for the same period in 1999, an increase of $1.6 million, or 31.6%, which represented 12.0% and 11.9% of our net revenues in each period, respectively. The increase for the three months and six months ended June 30, 2000 primarily resulted from the addition of personnel to support increased sales and increase the availability of field application engineers. There was also an increase in sales commissions as a result of increased sales. We expect sales and marketing expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

   General and administrative expenses.   General and administrative expenses
consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. For the quarters ended June 30, 2000 and 1999, general and administrative expenses were $1.5 million and $1.4 million, respectively, which represented 5.2% and 6.2% of our net revenues in each period. For the six months ended June 30, 2000 and 1999, general and administrative expenses were $3.4 million and $2.8 million, respectively, which represented 6.0% and 6.4% of our net revenues in each period. This increase in spending in absolute dollars was primarily due to the addition of personnel to support our overall growth, and additional facility costs. We expect general and administrative expenses to continue to increase in absolute dollars, but to fluctuate as a percentage of our net revenues.

   Other income, net.   Other income, net, for the second quarter of 2000
increased by $263,000 over the same period in 1999, and for the six months ended June 30, 2000, increased by $434,000 over the same period in 1999. The increase for the three and six month periods ended June 30, 2000 was due primarily to additional interest income from an increase in cash equivalents and short-term investments in 2000.

   Provision for income taxes.   Provision for income taxes represents Federal,
state and foreign taxes. The provision for income taxes was $2.2 million for the second quarter of 2000 compared to $939,000 for the same period in 1999. The provision for income taxes was $4.3 million for the first six months of 2000 compared to $1.8 million for the same period in 1999. Our estimated effective tax rate for 2000 is 30% compared to 15% used in the same periods for 1999. The difference between the statutory rate and our effective tax rate for 2000 is primarily due to the beneficial impact of international sales, research and development credits and Federal tax exempt investments.

Liquidity and Capital Resources

   At June 30, 2000, we had approximately $65.7 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, we can borrow up to $10 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by the foundries to us. The balance of this credit line is unused and available. The line of credit agreement contains financial covenants and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent. In previous years we have financed a significant portion of our machinery and equipment through capital equipment leases. There was no additional equipment financing during the six months ended June 30, 2000.

   As of June 30, 2000, we had working capital, defined as current assets less current liabilities, of approximately $84.0 million, which was an increase of approximately $12.9 million over December 31, 1999. Our operating activities generated cash of $5.6 million and $9.4 million in the six months ended June 30, 2000 and 1999, respectively. Cash generated in the first six months of 2000 was principally the result of net income in the amount of $10.1 million, depreciation and amortization, and an increase in accrued liabilities, partially offset by an increase in inventory. Cash generated in the first six months of 1999 was principally the result of net income of $10.2 million and an increase in accounts payable and accrued liabilities, offset by increases in accounts receivable and deferred taxes.

   Our investing activities were a net transfer from short-term investments to cash and cash equivalents of $11.2 million in the six months ended June 30, 2000 and a net transfer from cash and cash equivalents to short-term investments of $23.4 million in the six months ended June 30, 1999. Purchases of property and equipment were $4.4 million and $2.5 million in the six months ended June 30, 2000 and 1999, respectively.

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth quarter of 2000 and do not expect such adoption to have a material impact on our consolidated results of operations and financial position.

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

   Our quarterly results may be subject to seasonality. Historically, our revenues have been strongest in our third and fourth quarters, due to what we believe are seasonal factors attributed to the high volume consumer markets for the end products into which our ICs are sold. Our revenues have then followed a pattern of being sequentially linear or somewhat down in the first and second quarters of the next year.

  We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and business may suffer. Our business is characterized by short-term customer orders and shipment schedules. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without penalty to them. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

   We depend on Motorola for a significant portion of our net revenues and if we lose Motorola as a customer, our operating results will suffer. For the six months ended June 30, 2000, direct sales to Motorola accounted for approximately 7% of our net revenues. Indirect sales, through power supply merchants, which incorporate our ICs into the products they produce for Motorola, accounted for another approximately 6% of our net revenues. For the six months ended June 30, 1999, direct sales and indirect sales to Motorola accounted for approximately 12% and 9% of our net revenues, respectively. We expect that our operating results will depend, in part, on our direct and indirect sales to Motorola for the foreseeable future. In addition, if Motorola continues to shift from higher end to lower end cellular phones that incorporate older technology chargers which do not use our ICs, our direct and indirect sales to Motorola may decline, which may hurt our operating results.

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

   Our products must meet exacting specifications, and undetected defects and failures may occur which could cause customers to return or stop buying our products. Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. ICs as complex as those we sell often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. We have from time to time in the past experienced product quality, performance or reliability problems. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our operating results.

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

   Although we provide Matsushita and OKI with rolling forecasts of our production requirements, their ability to produce wafers for us is limited by the available capacities of the foundries in which these wafers are manufactured. An increased need for capacity to meet internal demands or demands of other customers could cause Matsushita and OKI to reduce capacity available to us. Matsushita and OKI may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers' requirements. Any of these concessions could harm our business.

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

   We cannot be sure that we will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot assure you that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Our, or our customers' failure to develop and introduce new products successfully and in a timely manner would harm our business and may cause the price of our common stock to fall. In addition, customers may defer or return orders for existing products in response to the introduction of new products. Although we maintain reserves against returns, we cannot assure you that these reserves will be adequate.

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

   We must attract and retain qualified personnel to be successful and competition for qualified personnel is intense in our market. Our success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel. The competition for these employees is intense, particularly in Silicon Valley. The loss of the services of one or more of our engineers, executive officers or other key personnel or our inability to recruit replacements for these individuals or to otherwise attract, retain and motivate qualified personnel could harm our business. We have neither long-term employment contracts with, nor key person life insurance policies on, any of our employees.

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

   We have adopted anti-takeover measures, which may make it more difficult for
a third party to acquire us.   We have adopted a preferred stock purchase rights
plan that is intended to guard against hostile takeover tactics. The adoption of this plan was not in response to any proposal to acquire us, and the board is not aware of any such effort. Our board of directors has the authority to issue up to 3,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intention to issue shares of preferred stock.

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

   The table below presents principal amounts and related weighted average interest rates for our investment portfolio at June 30, 2000. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

                                                                                                       Average
                                                                                        Carrying       Interest
                                                                                         Amount          Rate
                                                                                        --------       --------
Cash Equivalents:
  Tax-exempt securities.............................................................       $33,100          4.40%
                                                                                           -------        -------
       Total cash equivalents.......................................................        33,100          4.40%
                                                                                           -------        -------

Short-term Investments:
  U.S. corporate securities.........................................................         2,051          5.20%
  Tax-exempt securities.............................................................        19,525          4.09%
                                                                                           -------        -------

       Total short-term investments.................................................        21,576          4.19%
                                                                                           -------        -------

       Total investment securities..................................................       $54,676          4.32%
                                                                                           =======        =======

   Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe. Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts as the foreign currency transactions and risks to date have not been significant.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders of Power Integrations, Inc. held on June 6, 2000, the following proposals were adopted by the margins indicated.

Proposal I - To elect the following persons as a Class III director to hold office for a three-year term and until his successor is elected and qualified:

                                         Voted For                Withheld
                                     ----------------         ----------------
Howard F. Earhart                       24,761,666                   64,126
Alan D. Bickell                         24,756,978                   68,814

Proposal II - To approve an amendment to our Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance by 100,000,000 shares, to a total of 140,000,000 shares.

                                    Voted                 Voted
                                     For                 Against               Abstain
                               --------------        --------------        --------------
                                 20,887,807            3,916,925                21,060

Proposal III - To approve an amendment to our 1997 Stock Option Plan which provides that effective January 1, 2001, 662,000 shares which would otherwise only be available for grant under such plan pursuant to nonstatutory stock options may instead be granted pursuant to incentive stock options:


                                     Voted                 Voted
                                      For                 Against               Abstain
                               --------------        --------------        --------------
                                 16,653,909             8,134,398              37,485

Proposal IV - To approve an amendment to our 1997 Employee Stock Purchase Plan which increases the number of shares reserved for issuance under such plan by 500,000 shares of common stock to a total of 1,500,000 shares:


                                     Voted                 Voted
                                      For                 Against               Abstain
                               --------------        --------------        --------------
                                 22,483,838             2,306,282                35,672

Proposal V - To approve an amendment to our 1997 Outside Directors Plan which increases the number of shares reserved for issuance under such plan by 400,000 shares of common stock to a total of 800,000 shares:

                                     Voted                 Voted
                                      For                 Against               Abstain
                               --------------        --------------        --------------
                                 18,522,359             6,262,081                41,352

Proposal VI - To ratify the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending December 31, 2000:


                                     Voted                 Voted
                                      For                 Against               Abstain
                               --------------        --------------        --------------
                                24,767,583                49,474                 8,735


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



                                  POWER INTEGRATIONS, INC.


Dated:   August 7, 2000           By:   /s/   Robert G. Staples
                                     -----------------------------------
                                     Robert G. Staples
                                     Chief Financial Officer