Form 10-Q
period 2000-09-30
POWER INTEGRATIONS INC
filed 2000-11-14
CIK 833640

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                         ____________________________

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

or

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at October 31, 2000
---------------------------------           ------------------------------------
 Common Stock, $.001 par value                        27,414,432 shares


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

TOPSwitch, TinySwitch and EcoSmart are trademarks of Power Integrations, Inc.

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                            POWER INTEGRATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       September 30    December 31,
                                                                                           2000            1999
                                                                                      -------------   -------------
                                                                                       (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................................       $ 40,176         $27,883
   Short-term investments...........................................................         20,559          33,789
   Accounts receivable..............................................................         11,196           9,682
   Inventories......................................................................         21,583          11,406
   Prepaid expenses and other current assets........................................          5,706           5,339
                                                                                           --------         -------
   Total current assets.............................................................         99,220          88,099
                                                                                           --------         -------
PROPERTY AND EQUIPMENT, net.........................................................         18,319          10,472
                                                                                           --------         -------
                                                                                           $117,539         $98,571
                                                                                           ========         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capitalized lease obligations.................................       $    796         $ 1,228
   Accounts payable.................................................................          4,590           6,524
   Accrued payroll and related expenses.............................................          2,894           3,994
   Taxes payable and other accrued liabilities......................................          3,047           1,818
   Deferred income on sales to distributors.........................................          2,566           3,366
                                                                                           --------         -------
   Total current liabilities........................................................         13,893          16,930
                                                                                           --------         -------

CAPITALIZED LEASE OBLIGATIONS, net of current portion...............................            872           1,393
                                                                                           --------         -------

STOCKHOLDERS' EQUITY:
   Common stock.....................................................................             27              26
   Additional paid-in capital.......................................................         72,656          65,553
   Stockholder notes receivable.....................................................            (76)           (201)
   Deferred compensation............................................................            (76)           (181)
   Cumulative translation adjustment................................................           (121)           (129)
   Retained earnings................................................................         30,364          15,180
                                                                                           --------         -------
   Total stockholders' equity.......................................................        102,774          80,248
                                                                                           --------         -------
                                                                                           $117,539         $98,571
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

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (In thousands, except per share amounts)

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                                ---------------------        ---------------------
                                                                 2000          1999           2000           1999
                                                                ------        -------        ------        -------
NET REVENUES:
  Product sales...........................................      $27,377        $29,829        $83,601        $72,930
  License fees and royalties..............................          483            311          1,281          1,010
                                                                -------        -------        -------        -------
     Total net revenues...................................       27,860         30,140         84,882         73,940

COST OF REVENUES..........................................       13,280         12,667         40,589         32,616
                                                                -------        -------        -------        -------

GROSS PROFIT..............................................       14,580         17,473         44,293         41,324
                                                                -------        -------        -------        -------

OPERATING EXPENSES:
  Research and development................................        3,084          2,813          9,570          7,684
  Sales and marketing.....................................        3,139          2,893          9,985          8,097
  General and administrative..............................        1,743          4,324          5,165          7,120
                                                                -------        -------        -------        -------
     Total operating expenses.............................        7,966         10,030         24,720         22,901
                                                                -------        -------        -------        -------

INCOME FROM OPERATIONS....................................        6,614          7,443         19,573         18,423

OTHER INCOME, net.........................................          701            510          2,152          1,527
                                                                -------        -------        -------        -------

INCOME BEFORE PROVISION FOR
 INCOME TAXES.............................................        7,315          7,953         21,725         19,950

PROVISION FOR INCOME TAXES................................        2,219          1,185          6,541          2,988
                                                                 -------        -------        -------       -------

NET INCOME................................................      $ 5,096        $ 6,768        $15,184        $16,962
                                                                =======        =======        =======        =======

EARNINGS PER SHARE:
  Basic...................................................      $  0.19        $  0.26        $  0.56        $  0.66
                                                                =======        =======        =======        =======
  Diluted.................................................      $  0.18        $  0.24        $  0.53        $  0.61
                                                                =======        =======        =======        =======

SHARES USED IN PER SHARE CALCULATION:
  Basic...................................................       27,325         26,275         27,127         25,796
                                                                =======        =======        =======        =======
  Diluted.................................................       28,495         28,589         28,908         27,908
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

                           POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                (In thousands)

                                                                                   Nine Months Ended September 30,
                                                                                  ----------------------------------
                                                                                      2000                   1999
                                                                                  -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................   $ 15,184               $ 16,962
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization.................................................      2,977                  2,368
  Deferred compensation expense.................................................        105                    105
  Deferred income taxes.........................................................         --                 (3,600)
  Provision for accounts receivable and other allowances........................        159                      3
  Change in operating assets and liabilities:
     Accounts receivable........................................................     (1,674)                (4,837)
     Inventories................................................................    (10,177)                 1,824
     Prepaid expenses and other current assets..................................       (366)                  (416)
     Accounts payable...........................................................     (1,932)                 1,104
     Accrued liabilities........................................................      2,545                  5,825
     Deferred income on sales to distributors...................................       (800)                   300
                                                                                   --------               --------
        Net cash provided by operating activities...............................      6,021                 19,638
                                                                                   --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...........................................    (10,824)                (4,058)
  Purchases of short-term investments...........................................    (22,940)               (47,072)
  Proceeds from sales and maturities of short-term investments..................     36,169                 32,468
                                                                                   --------               --------
        Net cash provided by (used in) investing activities.....................      2,405                (18,662)
                                                                                   --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock....................................      4,695                  2,370
  Proceeds from stockholder note repayment......................................        125                     10
  Principal payments under capitalized lease obligations........................       (953)                (1,561)
                                                                                   --------               --------
        Net cash provided by financing activities...............................      3,867                    819
                                                                                   --------               --------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................     12,293                  1,795
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................     27,883                 24,176
                                                                                   --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................   $ 40,176               $ 25,971
                                                                                   ========               ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

  Capitalized lease obligations incurred for property and equipment.............   $      --              $    772
                                                                                   =========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest........................................................   $    128               $    246
                                                                                   ========               ========
  Cash paid for income taxes....................................................   $  3,051               $  3,212
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
  Cash and Cash Equivalents and Short-Term Investments

     The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of September 30, 2000, the Company's short-term investments consisted of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held to maturity and were valued using the amortized cost method which approximates market.

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

                            POWER INTEGRATIONS, INC.

  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, management believes that the application of SFAS No. 133 will not have a material impact on its consolidated results of operations and financial position.

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

3.   INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                                                                September 30,  December 31,
                                                                                   2000           1999
                                                                              ------------------------------
   Raw materials..............................................................      $ 2,269        $ 4,039
   Work-in-process............................................................       10,680          4,059
   Finished goods.............................................................        8,634          3,308
                                                                                    -------        -------
                                                                                    $21,583        $11,406
                                                                                    =======        =======

4.   SIGNIFICANT CUSTOMERS AND EXPORT SALES:

  Customer Concentration

     The Company's end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company's net revenues. Ten customers accounted for approximately 67.7% and 69.4% of total net revenues for the three months ended September 30, 2000 and 1999, respectively, and approximately 68.9% and 68.1% of total net revenues for the nine months ended September 30, 2000 and 1999, respectively.

     The following customers accounted for more than 10% of total net revenues:

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                         -----------------------          ----------------------
           Customer                                        2000            1999            2000            1999
                                                         -------------------------------------------------------
   A...............................................         21.3%           14.1%           21.1%           15.9%
   B...............................................           *             11.3%             *             11.1%

-------------------
  *  less than 10% or no sales

                           POWER INTEGRATIONS, INC.

  Export Sales

     The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                          ----------------------         ----------------------
                                                           2000            1999           2000            1999
                                                          -------        -------         --------       -------
   Hong Kong/China.................................        24.3%           18.0%           22.6%           19.3%
   Taiwan..........................................        21.3%           20.4%           21.7%           18.7%
   Western Europe..................................        18.0%           16.0%           18.5%           16.0%
   Korea...........................................         7.9%           13.6%           10.6%           13.6%
   Thailand........................................         1.9%            1.0%            2.7%            0.9%
   Japan...........................................         3.0%            1.8%            2.5%            2.5%
   Other...........................................         4.3%            7.3%            3.7%            7.2%
                                                            ----            ----            ----            ----
                    Total foreign..................         80.7%           78.1%           82.3%           78.2%
                                                            ====            ====            ====            ====

  Product Sales

     Sales of our TOPSwitch products accounted for 97.5% and 97.7% of net revenues from product sales for the three months ended September 30, 2000 and 1999, respectively, and 97.7% and 96.7% of net revenues from product sales for the nine months ended September 30, 2000 and 1999, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX and TinySwitch.

                           POWER INTEGRATIONS, INC.

5.   EARNINGS PER SHARE:

     Earnings per share are calculated in accordance with SFAS No. 128 "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options and shares issuable under the employee stock purchase plan using the treasury stock method.

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                     Three Months Ended          Nine Months Ended
                                                                       September 30,               September 30,
                                                                   -----------------------     -----------------------
                                                                     2000          1999           2000          1999
                                                                   --------       --------     ---------       -------
Basic earnings per share:
  Net income...................................................     $ 5,096       $ 6,768       $15,184       $16,962
                                                                    -------       -------       -------       -------
  Weighted average common shares...............................      27,325        26,275        27,127        25,796
                                                                    -------       -------       -------       -------
     Basic earnings per share..................................     $  0.19       $  0.26       $  0.56       $  0.66
                                                                    =======       =======       =======       =======

Diluted earnings per share:
  Net income...................................................     $ 5,096       $ 6,768       $15,184       $16,962
                                                                    -------       -------       -------       -------
  Weighted average common shares...............................      27,325        26,275        27,127        25,796
  Weighted average common share equivalents:
     Options...................................................       1,168         2,268         1,750         2,049
     Employee stock purchase plan..............................           2            46            31            63
                                                                    -------       -------       -------       -------
  Diluted weighted average common shares.......................      28,495        28,589        28,908        27,908
                                                                    -------       -------       -------       -------
        Diluted earnings per share.............................     $  0.18       $  0.24       $  0.53       $  0.61
                                                                    =======       =======       =======       =======

6.   PROVISION FOR INCOME TAXES:

     Income tax expense for the nine-month periods ended September 30, 2000 and 1999 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company's effective tax rate for the nine months ended September 30, 2000 is primarily due to the beneficial impact of international sales, research and development credits and Federal tax exempt investments.

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

                                                                 Percentage of                   Percentage of
                                                             Total Net Revenues for          Total Net Revenues for
                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                             ----------------------          -----------------------
                                                               2000           1999            2000            1999
                                                             --------       -------          --------        -------
Net revenues:
  Product sales........................................         98.3%           99.0%           98.5%           98.6%
  Royalties............................................          1.7             1.0             1.5             1.4
                                                               -----           -----           -----           -----
     Total net revenues................................        100.0           100.0           100.0           100.0
Cost of revenues.......................................         47.7            42.0            47.8            44.1
                                                               -----           -----           -----           -----
Gross profit...........................................         52.3            58.0            52.2            55.9
                                                               -----           -----           -----           -----
Operating expenses:
  Research and development.............................         11.1             9.4            11.3            10.4
  Sales and marketing..................................         11.3             9.6            11.7            11.0
  General and administrative...........................          6.2            14.3             6.1             9.6
                                                               -----           -----           -----           -----
     Total operating expenses..........................         28.6            33.3            29.1            31.0
                                                               -----           -----           -----           -----
Income from operations.................................         23.7            24.7            23.1            24.9
Other income, net......................................          2.6             1.7             2.5             2.0
                                                               -----           -----           -----           -----
Income before provision for income taxes...............         26.3            26.4            25.6            26.9
                                                               -----           -----           -----           -----
Provision for income taxes.............................          8.0             3.9             7.7             4.0
                                                               -----           -----           -----           -----
Net income.............................................         18.3%           22.5%           17.9%           22.9%
                                                               =====           =====           =====           =====

Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

     Net revenues.   Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the quarter ended September 30, 2000 were $27.9 million compared to $30.1 million for the third quarter of 1999, a decrease of $2.3 million, or 7.6%. Net revenues for the nine months ended September 30, 2000 were $84.9 million compared to $73.9 million for the comparable period of 1999, an increase of $10.9 million, or 14.8%

     Net revenues from product sales represented $27.4 million and $29.8 million in the third quarter of 2000 and 1999, respectively. Net revenues from product sales represented $83.6 million and $72.9 million in the nine months ended September 30, 2000 and 1999, respectively. The decrease in net revenues from product sales for the three months ended September 30, 2000 was attributable primarily to less than expected demand in power supplies for cellular phones, one of our major markets, which was down approximately 48% from the same quarter in the prior year. Our other major market, PC stand-by, increased by approximately 14% and the "other markets" category, including the set top decoder box market, increased approximately 20% compared to the quarter ended September 30, 1999. Sales in our two major markets were down approximately 9% and 1%, respectively, while sales in the "other markets" category increased approximately 43% for the nine months ended September 30, 2000 compared to the same period of the prior year. In total, sales of our TOPSwitch and TinySwitch products accounted for 97.5% and 97.8% of net revenues from product sales for the three months ended September 30, 2000 and 1999, respectively, and 97.7% and 96.7% for the nine months ended September 30, 2000 and 1999, respectively.

     International sales were $22.5 million in the third quarter of 2000 compared to $23.5 million for the same period in 1999, a decrease of $1 million, or 4.3%, which represented 80.7% of net revenues compared to 78.1% in the comparable period of 1999. International sales were $69.8 million for the nine months ended September 30, 2000 compared to $57.8 million for the same period in 1999, an increase of $12 million, or 20.8%, and represented 82.3% of net revenues compared to 78.2% in the comparable period of 1999. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 61.7% and 61.9% of our product sales for the three months ended September 30, 2000 and 1999, respectively, and 63.2% and 61.8% of our product sales for the nine months ended September 30, 2000 and 1999, respectively. We expect international sales to continue to account for a large portion of our net revenues.

     Direct sales for the third quarter of 2000 were divided 50.1% to distributors and 49.9% to original equipment manufacturers, or OEMs, and power supply merchants, compared to 39% to distributors and 61% to OEMs and power supply merchants for the same quarter in 1999. For the nine months ended September 30, 2000, direct sales were divided 49.5% to distributors and 50.5% to OEMs and power supply merchants, compared to 41.5% to distributors and 58.5% to OEMs and power supply merchants for the same period in 1999. For the quarter ended September 30, 2000, sales to one customer accounted for 21.3% of net revenues, and for the quarter ended September 30, 1999, that same customer accounted for 14.1% of net revenues, with a second customer, accounting for 11.3% of net revenues. For the nine months ended September 30, 2000, sales to one customer accounted for 21.1% of net revenues, and for the nine months ended September 30, 1999, that same customer accounted for 15.9% of net revenues, with a second customer accounting for 11.1% of net revenues.

     The exact dollar amounts and percentages of sales to end customers are difficult to ascertain because most of those sales occur through distributors or indirectly through sales to merchant power supply manufacturers, which in turn sell power supplies to OEMs. However, we estimate that direct and indirect sales to Motorola, who is our largest end user, accounted for approximately 7.8% and 23.4% of net revenues for the quarters ended September 30, 2000 and 1999, respectively, and approximately 11.3% and 21.5% of net revenues for the nine months ended September 30, 2000 and 1999, respectively. Direct sales to Motorola were approximately 4% and 6.7% of net revenues for the quarters ended September 30, 2000 and 1999, respectively, and approximately 5.8% and 9.6% of net revenues for the nine months ended September 30, 2000 and 1999, respectively.

     Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the third quarter of 2000 was $14.6 million, or 52.3% of net revenues, compared to $17.5 million, or 58% of net revenues for the same period in 1999. Gross profit for the nine months ended September 30, 2000 was $44.3 million, or 52.2% of net revenues, compared to $41.3 million, or 55.9% of net revenues for the same period in 1999. Gross profit in 1999 benefited from a one-time credit from one of our suppliers in the amount of $1.2 million recorded in the third quarter. This credit resulted in gross profit improvement of 4.0% for the quarter and 1.6% for the nine months ended September 30, 1999. The additional decrease in gross profit percentage for the three months and nine months ended September 30, 2000 was primarily due to the adverse impact of increased customer pricing pressure, partially offset by reduced material pricing.

     Research and development expenses.   Research and development expenses
consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the third quarter of 2000 were $3.1 million compared to $2.8 million for the same period in 1999, an increase of $271,000, or 9.6%, which represented 11.1% and 9.4% of our net revenues in each period, respectively. Research and development expenses for the first nine months of 2000 were $9.6 million compared to $7.7 million for the same period in 1999, an increase of $1.9 million, or 24.5%, which represented 11.3% and 10.4% of net revenues in each period, respectively. The increase for the three months and nine months ended September 30, 2000 was primarily due to increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials caused by the transition of foundry manufacturing processes, and bringing newly developed products into manufacturing. We expect research and development expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

     Sales and marketing expenses.   Sales and marketing expenses consist
primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses for the second quarter of 2000 were $3.1 million compared to $2.9 million for the same period in 1999, an increase of $246,000, or 8.5%, which represented 11.3% and 9.6% of our net revenues in each period, respectively. Sales and marketing expenses for the first nine months of 2000 were

$10 million compared to $8.1 million for the same period in 1999, an increase of $1.9 million, or 23.3%, which represented 11.7% and 11% of our net revenues in each period, respectively. The increase for the three months and nine months ended September 30, 2000 primarily resulted from the addition of personnel to support increased sales and increase the availability of field application engineers. We expect sales and marketing expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

     General and administrative expenses.   General and administrative expenses
consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. For the quarters ended September 30, 2000 and 1999, general and administrative expenses were $1.7 million and $4.3 million, respectively, which represented 6.2% and 14.3% of our net revenues in each period. For the nine months ended September 30, 2000 and 1999, general and administrative expenses were $5.2 million and $7.1 million, respectively, which represented 6.1% and 9.6% of our net revenues in each period. The decrease in spending was primarily attributable to a reduction in professional and legal expenses, which were expended for patent infringement litigation during 1999. We expect general and administrative expenses to continue to increase in absolute dollars, but to fluctuate as a percentage of our net revenues.

     Other income, net.   Other income, net, for the third quarter of 2000
increased by $191,000 over the same period in 1999, and for the nine months ended September 30, 2000, increased by $625,000 over the same period in 1999. The increase for the three and nine month periods ended September 30, 2000 was due primarily to additional interest income from an increase in cash equivalents and short-term investments in 2000.

     Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $2.2 million for the third quarter of 2000 compared to $1.2 million for the same period in 1999. The provision for income taxes was $6.5 million for the first nine months of 2000 compared to $3 million for the same period in 1999. Our estimated effective tax rate for 2000 is 30% compared to 15% used in the same periods for 1999. The difference between the statutory rate and our effective tax rate for 2000 is primarily due to the beneficial impact of international sales, research and development credits and Federal tax exempt investments.

Liquidity and Capital Resources

     At September 30, 2000, we had approximately $60.7 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, we can borrow up to $10 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by the foundries to us. The balance of this credit line is unused and available. The line of credit agreement contains financial covenants and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent. In previous years we have financed a significant portion of our machinery and equipment through capital equipment leases. There was no additional equipment financing during the nine months ended September 30, 2000.

     As of September 30, 2000, we had working capital, defined as current assets less current liabilities, of approximately $85.3 million, which was an increase of approximately $14.2 million over December 31, 1999. Our operating activities generated cash of $6 million and $19.6 million in the nine months ended September 30, 2000 and 1999, respectively. Cash generated in the first nine months of 2000 was principally the result of net income in the amount of $15.2 million, depreciation and amortization, and an increase in accrued liabilities, partially offset by an increase in inventory and decrease in accounts payable. Cash generated in the first nine months of 1999 was principally the result of net income of $17 million, a decrease in inventory and increases in accounts payable and accrued liabilities, offset by increases in accounts receivable and deferred taxes.

     Our investing activities were a net transfer from short-term investments to cash and cash equivalents of $13.2 million in the nine months ended September 30, 2000 and a net transfer from cash and cash equivalents to short-term investments of $14.6 million in the nine months ended September 30, 1999. Purchases of property and equipment were $10.8 million and $4.1 million in the nine months ended September 30, 2000 and 1999, respectively. The increase in property and equipment purchases was due primarily to capital expenditures for tenant improvements on a new facility.

     We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because we do not currently hold any derivative instruments and do not currently engage in hedging activities, we believe that the application of SFAS No. 133 will not have a material impact on our consolidated results of operations and financial position.

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

     We depend on Motorola for a significant portion of our net revenues and if we lose Motorola as a customer, our operating results will suffer. For the nine months ended September 30, 2000, direct sales to Motorola accounted for approximately 6% of our net revenues. Indirect sales, through power supply merchants, which incorporate our ICs into the products they produce for Motorola, accounted for another approximately 5% of our net revenues. For the nine months ended September 30, 1999, direct sales and indirect sales to Motorola accounted for approximately 9% and 12% of our net revenues, respectively. We expect that our operating results will depend, in part, on our direct and indirect sales to Motorola for the foreseeable future. In addition, if Motorola continues to shift from higher end to lower end cellular phones that incorporate older technology chargers which do not use our ICs, our direct and indirect sales to Motorola may decline, which may hurt our operating results.

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

     If demand for our products declines in the cellular phone battery charger and desktop personal computer stand-by markets, our net revenues will decrease. Applications of our products in the cellular phone battery chargers and desktop personal computer, or PC, stand-by markets have and should continue to account for a significant portion of our net revenues. For the three-month periods ended September 30, 2000 and 1999, net revenues from the cellular phone battery charger market were approximately $6.1 million and $11.8 million, respectively, a decrease of $5.7 million or approximately 48%. For the comparable nine-month periods, net revenues from this market were approximately $24.9 million in 2000 and $27.4 in 1999, a decrease of $2.5 million or approximately 9%. Net revenues from the desktop personal computer stand-by markets increased approximately $700,000 or 14% during the three months ended September 30, 2000 compared to the same period in 1999, and were unchanged at approximately $14.5 million for the nine month periods ended September 30, 2000 and 1999. We expect that our net revenues and operating results will continue to be substantially dependent upon these markets for the foreseeable future. The cellular phone and desktop PC markets can be highly cyclical and have been subject to significant economic downturns at various times. Any significant downturn in these markets could cause our net revenues to decline and the price of our stock to fall. In addition, technological advances in these markets may reduce demand for our products.

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

     If our efforts to enhance existing products and introduce new products are not successful, we may not be able to generate demand for our products. Our success depends in significant part upon our ability to develop new ICs for high-voltage power conversion for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into products of leading manufacturers. We have accelerated some of our new product introduction schedules and these schedules are subject to the risks and uncertainties that typically accompany accelerated development and delivery of complex technologies to the market place, including product development delays and defects. If we fail to develop and sell new products in a timely manner, our net revenues could decline.

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

     We must attract and retain qualified personnel to be successful and competition for qualified personnel is intense in our market. Our success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel. The competition for these employees is intense, particularly in Silicon Valley. The planned move to our new headquarters in South San Jose has caused some loss of personnel, and could cause additional loss of personnel because of an unfavorable change in the commute for some of our employees. The loss of the services of one or more of our engineers, executive officers or other key personnel or our inability to recruit replacements for these individuals or to otherwise attract, retain and motivate qualified personnel could harm our business. We have neither long-term employment contracts with, nor key person life insurance policies on, any of our employees.

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

     The table below presents principal amounts and related weighted average interest rates for our investment portfolio at September 30, 2000. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

                                                                                                     Average
                                                                                       Carrying      Interest
                                                                                        Amount         Rate
                                                                                     ------------   ----------
Cash Equivalents:
  Tax-exempt securities.............................................................   $27,309         4.43%
                                                                                       -------         ----

       Total cash equivalents.......................................................    27,309         4.43%
                                                                                       -------         ----

Short-term Investments:
  Tax-exempt securities.............................................................    19,540         4.32%
                                                                                       -------         ----

       Total short-term investments.................................................    19,540         4.32%
                                                                                       -------         ----

       Total investment securities..................................................   $46,849         4.38%
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

              The following exhibits are attached hereto and filed herewith:

              10.27 Wafer Supply Agreement between us and Matsushita, dated as of June 29, 2000.***

              10.28 Technology License Agreement between us and Matsushita, dated as of June 29, 2000.***

              10.29 First Amendment to Loan Agreement dated October 16, 1998 between us and Union Bank of California, N.A., dated August 1, 2000.

              27.1   Financial Data Schedule.

***PORTIONS OF THIS EXHIBIT HAVE BEEN DELETED PURSUANT TO A REQUEST FOR
   CONFIDENTIAL TREATMENT. THE CONFIDENTIAL PORTIONS HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

       b. Reports on Form 8-K.

         None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  POWER INTEGRATIONS, INC.


                                      /s/   Robert J. LELIEUR
Dated:   November 10, 2000        By: ______________________________
                                      Robert J. Lelieur
                                      Acting Chief Financial Officer