Form 10-K
period 2000-12-31
POWER INTEGRATIONS INC
filed 2001-03-20
CIK 833640

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    _________

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to ______________

                         Commission File Number 0-23441

                                    _________

                            POWER INTEGRATIONS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                        94-3065014
      (State or other jurisdiction of                         (I.R.S. Employer
       Incorporation or organization)                        Identification No.)

               5245 Hellyer Avenue San Jose, California      95138-1002
               (Address of principal executive offices)      (Zip code)

                                 (408) 414-9200
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

                        Common Stock, $0.001 par value
                                (Title of Class)

                                    _________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]
     The aggregate market value of registrant's voting and non-voting common equity held by nonaffiliates of registrant, based upon the closing sale price of the common stock on February 28, 2001, as reported on the NASDAQ National Market, was approximately $294,233,323. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     Outstanding shares of registrant's common stock, $0.001 par value, as of February 28, 2001: 27,565,133.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for registrant's 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report.

================================================================================

                               TABLE OF CONTENTS


                                    PART I

                                                                                                              Page
                                                                                                              ----
ITEM 1.          BUSINESS.....................................................................................  3

ITEM 2.          PROPERTIES................................................................................... 16

ITEM 3.          LEGAL PROCEEDINGS............................................................................ 16

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................... 16


                                                     PART II

ITEM 5.          MARKET FOR POWER INTEGRATIONS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................. 17

ITEM 6.          SELECTED FINANCIAL DATA...................................................................... 18

ITEM 7.          MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS............. 19

ITEM 7a.         QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.................................... 30

ITEM 8.          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................... 30

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......... 30

                                                     PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............................................. 31

ITEM 11.         EXECUTIVE COMPENSATION....................................................................... 31

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................... 31

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................... 31

                                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................. 32

SIGNATURES.................................................................................................... 51

PART I

     This report includes a number of forward-looking statements. Such statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from what we say in this report. These factors include, but are not limited to, our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; and our limited financial resources. We more fully discuss these and other risk factors in "Item 7--Management's Discussion and Analysis of Financial Condition and Operating Results--Factors That May Affect Future Results of Operations" and elsewhere in this report.

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

     Our ICs cost-effectively bring the benefits of high levels of integration to AC to DC switching supplies. We believe that the products in our TOPSwitch family of high-voltage ICs, introduced in 1994, were the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced TOPSwitch II, an enhanced family of our ICs, in April 1997, TinySwitch, a family of more energy-efficient power conversion ICs, in September 1998, TOPSwitch FX, a family with greater design flexibility, in March 2000 and TOPSwitch GX, a family capable of supplying output levels from 6 to 250 watts, in November 2000.

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

Our Highly Integrated Solution

     We have developed several families of high-voltage power conversion ICs, which we believe are the first highly integrated power conversion ICs to achieve widespread market acceptance. Since introducing our TOPSwitch family of products in 1994, we have shipped approximately 525 million TOPSwitch ICs. These patented ICs achieve a high level of system integration by combining a number of electronic components into a single IC. Our TOPSwitch and TinySwitch products enable many power supplies in the 0.5 to 150-watt power range to have a total cost equal to or lower than discrete switchers. Our TOPSwitch and TinySwitch products offer the following key benefits to power supplies:

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

        .  Deliver Systems Solutions and Provide Applications Expertise

           To help potential customers decide to purchase our TOPSwitch products, we offer comprehensive application design support. We provide extensive application notes and production-ready reference design boards. We also provide application-engineering support out of our headquarters and through field application engineering labs located in China, England, Germany, India, Japan, Korea and Taiwan. We have committed substantial resources to system support by dedicating approximately one-third of our technical workforce to applications engineering. We believe our power supply systems expertise and investment in field applications engineering provide us significant competitive advantages.

        .  Extend Technological Leadership in High-Voltage Analog ICs

           Our proprietary device structures and fabrication processes as well as analog circuit designs have resulted in 29 U.S. patents and 56 foreign patents. These patents, in combination with our other intellectual property, form the basis of our TOPSwitch and TinySwitch product families. We recently introduced an enhanced TOPSwitch product family that provides improved power capability and system cost advantages while preserving the design simplicity of our original TOPSwitch products. We continue to improve our device structures, wafer fabrication processes and analog circuit designs and seek to obtain additional patents to protect our intellectual property.

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

Products

     Below is a brief description of our products:

        .  TOPSwitch Product Families

           Our TOPSwitch high-voltage analog IC products are able to meet the power conversion needs of a wide range of applications within high volume markets. Sales of TOPSwitch products accounted for 98%, 97% and 95% of our net revenues in 2000, 1999 and 1998, respectively.

               .  TOPSwitch

                  The TOPSwitch family was introduced in 1994 and consists of 13 products. The key benefits of the TOPSwitch family compared to discrete switchers include fewer components, reduced size, enhanced functionality and lower cost in many applications. Our TOPSwitch products integrate a PWM controller, a high-voltage MOSFET and a number of other electronic components into a single 3 terminal IC. These products are produced in two high-voltage versions--a 350-volt version for the 115VAC-switcher markets, including the United States and Japan, and a 700-volt version for the 230VAC-switcher markets, including Europe.

               .  TOPSwitch II

                  The TOPSwitch II family was introduced in April 1997 and consists of 11 products. The TOPSwitch II products further lower the switcher costs by improving the performance of TOPSwitch and addressing low power applications. The TOPSwitch II family uses the same proprietary architecture as the original TOPSwitch family, enabling switcher designers experienced with TOPSwitch to take advantage of the TOPSwitch II benefits without implementing a new architecture.

               .  TinySwitch

                  The TinySwitch family was introduced in September 1998 and consists of 5 products. The product line topology was specifically designed to address low power applications below 10 watts. The TinySwitch family of high voltage ICs was the first family of chips to incorporate EcoSmart technology to address the growing global demand to reduce energy waste in a wide range of electronic products. It dramatically reduces the energy consumed during standby and no-load enabling our customers to meet governmental energy efficiency guidelines.

               .  TOPSwitch-FX

                  The TOPSwitch-FX family was introduced in March 2000 and consists of 6 products. This family offers engineers greater design flexibility to develop highly integrated power supplies. New features integrated into the TOPSwitch-FX parts continue to reduce the system cost of power supplies as well as improve their performance. In addition, this product line incorporates our energy saving EcoSmart technology to help meet the growing need for environmentally friendly power solutions. The family delivers up to 75 watts of power for use in markets such as cellular phone chargers, personal computers, set-top boxes and DVD players.

               .  TOPSwitch-GX

                  The TOPSwitch-GX family was introduced in November 2000 and consists of 11 products capable of supplying output power levels from 6 watts to 250 watts. TOPSwitch-GX is the first monolithic high voltage switching power IC capable of providing this level of power. The new family incorporates the features offered in earlier TOPSwitch product families as well as new ones through additional user configurable pins. This allows a higher level of end user design flexibility, resulting in improved power supply design optimization and lower system cost. Advanced EcoSmart technology offers improved standby energy efficiency. Applications for TOPSwitch-GX devices include laptop adapters, LCD monitors, printers, desktop computers, Internet appliances, DVD players and uninterruptible power supplies.

        .  Other Products

           Our products also include our SMP family, our INT family and a limited number of custom products. Sales of these products accounted for 2%, 3% and 5% of our net revenues in 2000, 1999 and 1998, respectively. We expect revenue from these products to continue to decline as a percentage of net revenues.

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

Market Segment                                       Customers
---------------------------------------              ---------------------------------------
        .  Cellular Phones

               Battery Chargers                      Eastcom, Ericsson Hyundai, ICC, Lucky
                                                     Goldstar, Motorola and its subsidiaries,
                                                     Mitsubishi, Nokia, Phihong Enterprises,
                                                     Sagem, Salom, Samsung Electronics

        .  Desktop Computers

               Stand-by Power                        Acbel (API), Artesyn, Astec, Compaq,
                                                     Dell, Delta Electronics, Hewlett
                                                     Packard, Hipro, IBM, Intertek, Likom,
                                                     Liteon, Minebea, Magnetek, SPI,
                                                     Samsung, Seventeam, Sirtec Tiger

        .  Cable and Direct Broadcast Satellite

               Set-top Decoders                      Acbel (API), Amstrad, General
                                                     Instruments, Grundig, Hughes, Magnetek,
                                                     Motorola, Nokia, Pace, Pioneer,
                                                     Samsung, Scientific Atlanta, Sony, UEC,
                                                     Vestelcom

        .  PC Peripherals

               Multi-media Monitor & Audio           Altec, In-Focus,Compaq, Harman, JBL, Logitech,
                                                     Lucky Goldstar, Sony
               Universal Serial Bus                  LG, Samsung, Sony
               Removable Mass Storage                Iomega, Seagate

        .  Consumer

               TV                                    Daewoo, Hitachi, Lucky Goldstar, Nokia, Philips,
                                                     Samsung, Sharp, Sony,  Vestel, Xocexo, Zenith
               VCR                                   Aiwa, Daewoo, Sony
               DVD                                   Amoisonic, Orient Power, Shinco, Thakral

        .  Industrial

               Utility Meters                        Brainchild, Schlumberger, Siemens, Whisper
               Uninterruptible Power Supply          APC, Exide Electronics, Powerware, Rompower

        .  Home Appliances

               Washing Machines, Air                 AKO-Werke, Bosch-Siemens, Changhong, Fisher-Paykel,
               Conditioners, Dish                    General Electric, Hualing, Kelon, Lucky Goldstar,
               Washers, Vacuum                       Meide, Miele, Samsung, Shanghai Sinyuan, Whirlpool
               Cleaners

 Description of Our Primary Markets

        .  Cellular Phone Chargers

           In the cellular phone market, size, portability and more recently, energy efficiency are key market drivers for these products. We believe a substantial market opportunity exists for small, energy efficient power supplies for battery chargers. We estimate the total available annual market for cell phone chargers was approximately 500 million units in 2000.

        .  Desktop Computer Standby Power Supplies

           Governmental authorities are promoting computer manufacturers to use highly efficient stand-by power in new PCs to reduce the PCs' power consumption when idle. Our TOPSwitch and TinySwitch products are currently being used in computers to reduce the power consumed when idle and to meet the market demand for more energy-efficient computers. We estimate that the annual market for standby power supplies for desktop PCs was approximately 110 million units in 2000.

        .  Cable and Direct Broadcast Satellite Decoder Boxes

           Cable and direct broadcast satellite decoder box manufacturers are particularly sensitive to component count, set-top box size and the ability to shorten their product design cycles. Our TopSwitch products are currently helping them solve these problems and provide other benefits inherent with an integrated solution. We estimate that the annual market for power supplies in cable and direct broadcast satellite decoder boxes was approximately 40 million units in 2000.

        .  Other Markets

           Although we currently focus on the above key markets, we also sell products into a wide variety of other markets, which include PC peripherals, modems, televisions, VCRs, DVD players, industrial meters and home appliances. As these and other markets emerge as significant opportunities for our IC products, we intend to focus our resources on the development and penetration of these markets.

Sales, Distribution and Marketing

     We sell our products to original equipment manufacturers, OEMs, and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors.. Our international sales representatives also act as distributors in Europe and Asia. In the United States, we use two national distributors and a number of regional sales representatives. We have sales offices in Corona Del Mar, California, Marietta, Georgia, Bloomingdale, Illinois, and Wakefield, Massachusetts, as well as in China, England, Germany, India, Japan, Korea and Taiwan. For 2000, direct sales to OEMs and merchant power supply manufacturers represented approximately 50% of our net revenues while sales through distributors accounted for the remaining 50%. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and the sales representatives and distributors can discontinue marketing any of our products at any time.

     Our products are generally incorporated into a customer's power supply at the design stage. Our sales and marketing efforts are focused on facilitating the customer's use of our products in the design of new power supplies for specific applications. An important competitive factor in determining whether a customer decides to use our products in its designs is our commitment to provide comprehensive application design support. We publish comprehensive databooks and design guides, and provide to our current and prospective customers extensive application notes and production-ready reference design boards. In addition, we provide application-engineering support out of our headquarters, and our field application engineering labs provide local resources to support customers in key geographies. We focus particular efforts on building relationships with, and providing support to, industry-leading OEMs and merchant power supply manufacturers. We have committed substantial resources to system support by dedicating approximately one-third of our technical workforce to applications engineering.

     Our end user base is highly concentrated, and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of our revenue in 2000 and 1999. We estimate that our top ten customers, including distributors which resell to large OEMs and merchant power supply manufacturers, accounted for 69%, 68% and 67% of our net revenues for 2000, 1999 and 1998, respectively. For 2000, Maxisum (Insight), and Synnex Technologies, both distributors, accounted for 22% and 10% of our net revenues, respectively. For 1999, these two distributors accounted for 16% and 11% of our net revenues, respectively. For 1998, Maxisum and Synnex accounted for 22% and 13% of our net revenues, respectively. No other customers accounted for more than 10% of net revenues during 2000, 1999 and 1998. In 2000, 1999 and 1998, international sales comprised 84%, 78% and 83%, respectively, of our net revenues.

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

     In the Japanese market, we have a license agreement with Matsushita under which Matsushita sells its versions of our products. While we continued to sell products to our existing Japanese customers, in April 1997, as part of the license agreement, we agreed not to pursue new business in Japan until after June 2000. Our new license agreement with Matsushita, effective July 2000, does not have this restriction and we have begun to market our products again in Japan. We will continue to support our Japanese customers through our office in Japan.

Technology

        .     High-Voltage Transistor Structure and Process Technology

              We have developed a patented high-voltage, power IC technology, which uses our proprietary high voltage MOS transistor structure and fabrication process and has resulted in 8 U.S. patents. The technology enables us to integrate cost effectively on the same monolithic IC, high-voltage n-channel transistors with industry standard CMOS and bipolar components. The IC device structure and the wafer fabrication process both contribute to the cost effectiveness of our high-voltage technology. Recently introduced novel, high-voltage technology further improves silicon efficiency of the devices by using dual-conduction layers. The device structure provides a transistor conduction capability that results in a significantly more cost-effective high voltage device than that of competing technologies. Our high voltage ICs have been implemented on low cost silicon wafers using standard 5V silicon processing techniques combined with our proprietary implant process step, with relatively large feature sizes, up to a 3-micron CMOS process.

        .     IC Design and System Technology

              Our proprietary IC designs combine complex control circuits and high-voltage transistors on the same monolithic IC and have resulted in 19 U.S. patents. Our IC design technology takes advantage of our high-voltage process to minimize the die size of both the high-voltage device and control circuits and improve the performance of our ICs versus alternative integration technologies. We also have developed system expertise in switching converters that have resulted in new innovative topologies that reduce system cost, increase system performance and greatly improve energy efficiency of power supplies compared to alternative approaches. The combination of our IC design technology and our system level expertise in switcher converters has enabled us to develop revolutionary products such as the highly integrated TOPSwitch, TOPSwitch-GX and TinySwitch family of ICs and scalable architecture for integrated switchers.

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

     In 2000, 1999 and 1998, we spent $12.5 million, $10.8 million and $7.2 million, respectively, on research and development efforts. We expect to continue to invest substantial funds in research and development activities. The development of high-voltage analog ICs is highly complex. We cannot guarantee that we will develop and introduce new products in a timely and cost-effective manner or that our development efforts will successfully permit our products to meet changing market demands.

Intellectual Property and Other Proprietary Rights

     We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. We hold 29 U.S. patents and have generally filed for or received foreign patent protection on these patents resulting in 56 foreign patents to date. The U.S. patents have expiration dates ranging from 2006 to 2019. Eight of the U.S. patents are related to the device structure of the high-voltage transistor, ten are circuit patents that have been used in our products and three are circuit patents that provide the foundation for our TOPSwitch products. Two of the U.S. patents cover specific system applications using TOPSwitch. Additionally, we have six new circuit patents, which we believe will provide a basis for our new and future products. We are currently pursuing additional U.S. patent applications relating to improvements and extensions of our products. We cannot guarantee that our pending United States or foreign patent applications or any future United States or foreign patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, we cannot guarantee that others will not independently develop similar or competing technology or design around any of our patents. We also hold 14 trademarks, five in the U.S., two in California, two in Taiwan, one in Korea, one in Hong Kong and three in Japan.

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

     We have granted a perpetual non-transferable license to Matsushita to use our semiconductor patents and other intellectual property for our current high-voltage technology, including our TOPSwitch technology and improvements on the existing technology, which allows Matsushita to manufacture and design products for internal use and for sale or other distribution to Japanese companies and to subsidiaries of Japanese companies in Asia. To the extent the products they manufacture and design are not based on the TOPSwitch technology, Matsushita may make sales or other distribution to Asian companies in Asia. Matsushita has granted us perpetual cross licenses to the technology developed by them under their license rights. We have agreed not to license the technology licensed to Matsushita to other Japanese companies or their subsidiaries prior to July 2005. In exchange for its license rights, Matsushita has paid and will continue to pay to us licensing fees for a fixed period and has paid or will pay royalties on products using the licensed technology during fixed periods.

     We have also granted a perpetual, non-transferable license to AT&T Microelectronics to use certain of our IC processes and device technologies in the products AT&T sells. In addition, pursuant to an agreement with

MagneTek, Inc., we have granted MagneTek an exclusive, perpetual royalty-free license to manufacture lighting products that incorporate certain of our technology.

Manufacturing

     We contract with Matsushita and OKI to manufacture our wafers in foundries located in Japan. Our semiconductor products are assembled and packaged by independent subcontractors in China, Malaysia and the Philippines. We perform testing, finishing and shipping at our facility in San Jose, California. This fabless manufacturing model enables us to focus on our engineering and design strengths, minimize fixed costs on capital expenditures, and still have access to high-volume manufacturing capacity. Our products do not require leading edge process geometries for them to be cost-effective, and thus we can use Matsushita and OKI's older, low-cost facilities for wafer manufacturing. We use a proprietary and sensitive implant process and must interact closely with Matsushita and OKI to achieve satisfactory yields. Although we generally utilize standard IC packages for assembly, some materials and aspects of assembly are specific to our products. We require our manufacturers to use a high-voltage molding compound that is difficult to process and is available from only one supplier. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. As a result we must be involved with our contractors on an active engineering basis to maintain and improve the process. We have developed process monitoring equipment to support this effort and must provide adequate engineering resources to provide similar support in the future.

     Our wafer supply agreements with Matsushita and OKI expire in June 2005 and September 2003, respectively. Under the terms of our agreement with Matsushita, we establish minimum annual and monthly purchase and sale commitments annually with the mutual agreement of Matsushita. We also establish pricing by good faith agreement, subject to our right to most favored pricing. Under the terms of the OKI agreement, OKI has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices. Our agreements with both Matsushita and OKI provide for the purchase of wafers in Japanese yen.

     We cannot assure you that we will be able to reach an agreement with either Matsushita or OKI to extend the term of their respective wafer supply agreements. Failure to reach, in a timely fashion, an extension of either agreement or to enter into a wafer supply arrangement with another manufacturer could result in material disruptions in supply. Contractual provisions limit the conditions under which we can enter into such arrangements with other Japanese manufacturers or their subsidiaries during the term of the agreement with Matsushita. In the event of a supply disruption with OKI or Matsushita, if we were unable to quickly qualify alternative manufacturing sources for existing or new products or if these sources were unable to produce wafers with acceptable manufacturing yields, our operating results would suffer.

     We typically receive shipments from Matsushita or OKI approximately 8 to 10 weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers from Matsushita and OKI 4 to 6 weeks before the desired ship date to our customers. As a result of these factors and the fact that customers' orders can be made with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. This could cause us to have excess or a shortage of inventory of a particular product. From time to time in the past we have been unable to fully satisfy customer requests as a result of these factors. Any significant disruptions in deliveries would materially adversely affect our business and operating results. We carry a substantial amount of inventory of tested wafers to help offset these factors to better serve our markets and meet customer demand.

Competition

     The high-voltage power supply industry is intensely competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for our products is cost effectiveness. Our products face competition from alternative technologies, including traditional linear transformers and discrete switcher power supplies. We believe that at current pricing, our families of high-voltage power conversion ICs offer favorable cost-performance benefits compared to linear and discrete switcher supplies in many high-volume applications. However, there has been sizeable overcapacity of discrete components, which resulted in significant price erosion for these products during 1999 and 2000. A continuation of the price decline of discrete components, such as high-voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of the TOPSwitch products. Also, older alternative technologies like linear transformers are more cost-effective than discrete switchers and integrated switchers that use our ICs in certain power ranges for certain applications. If power requirements for certain applications in which our products are currently utilized, such as battery chargers for cellular telephones, drop below certain power levels, these older alternative technologies can be used more cost effectively than switchers. Our TinySwitch IC family, introduced in September 1998, was specifically designed to enhance the cost effectiveness of our integrated switcher solutions in the low power range. However, we cannot guarantee that our efforts in this area will be successful.

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

Employees

     As of December 31, 2000, we employed 237 full time personnel, consisting of 94 in manufacturing, 58 in research and development, 30 in applications support, 30 in sales and marketing and 25 in finance and administration.

Executive Officers of Power Integrations

     As of February 28, 2001, our executive officers, which are elected by and serve at the discretion of the board of directors, were as follows:

Name                          Position With Power Integrations                                      Age
--------------------------    ------------------------------------------------------------      --------
Howard F. Earhart             Chairman of the Board, President and Chief Executive Officer          61
Balu Balakrishnan             Vice President, Engineering and Strategic Marketing                   46
Roderick D. Davies            Vice President, Operations                                            50
Joyce Engberg                 Vice President, Information Technology                                51
Richard S. Fassler            Vice President, Marketing                                             49
Robert J. Lelieur             Acting Vice President, Finance and Chief Financial Officer            58
Vladimir Rumennik             Vice President, Technology Development                                55
Daniel M. Selleck             Vice President, Worldwide Sales                                       54
Clifford J. Walker            Vice President, Corporate Development                                 49
Alan D. Bickell(1)(2)         Director                                                              64
Nicholas E. Brathwaite(2)     Director                                                              42
R. Scott Brown(1)             Director                                                              59
E. Floyd Kvamme(1)(2)         Director                                                              63
Steven J. Sharp               Director                                                              59

_________________

(1)  Member of the compensation committee

(2)  Member of the audit committee

     Howard F. Earhart has served as our president, chief executive officer and as a director since January 1995. Mr. Earhart brings more than 30 years of executive management experience to Power Integrations. His management experience includes photographic film products at Eastman Kodak and consumer products at Memorex Corporation where he was president of the Consumer Products Group. Mr. Earhart also served as the CEO of Lin Data Corp. and Information Magnetics Corporation; both companies manufacture semiconductor-based components for the disk drive industry. He holds a B.S. in Chemical Engineering from Clarkson University.

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

     Robert J. Lelieur has served as our acting vice president, finance and chief financial officer since September 2000. From September 1997 to September 2000, Mr. Lelieur served as our director of finance. From July 1990 to September 1997, Mr. Lelieur held various senior level financial positions at Advanced Computer Communications, a developer and manufacturer of inter-networking software products, and National Insurance Group, a high-tech developer of risk management services.

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

Item 2.   Properties.

     Our main executive, administrative, manufacturing and technical offices are located in a 118,000 square foot facility in San Jose, California under a lease, which expires in September 2010 with two conditional five-year options which if exercised would extend the lease to September 2020.

Item 3.   Legal Proceedings.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Power Integration's Common Equity and Related Stockholder Matters.

     Our common stock trades on the Nasdaq National Market under the symbol "POWI." As of February 28, 2001, there were approximately 132 stockholders of record. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the quarter indicated, the range of daily closing prices per share of our common stock as reported on the Nasdaq National Market:

                                                            Price Range
                                                       --------------------
           Year Ended December 31, 2000                  High        Low
           ----------------------------                --------    --------
           Fourth quarter                              $ 17.188    $  9.344
           Third quarter                               $ 26.125    $ 12.750
           Second quarter                              $ 30.750    $ 15.063
           First quarter                               $ 65.625    $ 22.750

           Year Ended December 31, 1999                  High        Low
           ----------------------------                --------    --------
           Fourth quarter                              $ 56.687    $ 34.875
           Third quarter                               $ 38.625    $ 25.968
           Second quarter                              $ 36.562    $ 14.218
           First quarter                               $ 17.187    $ 10.750

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

                                                                               Years Ended December 31,
                                                                ----------------------------------------------------
                                                                   2000        1999       1998      1997       1996
                                                                   ----        ----       ----      ----       ----
                                                                        (in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues:
     Product sales..........................................    $  109,759   $102,655    $68,206   $44,827  $  23,324
     License fees and royalties.............................         1,755      1,412      1,802     1,162        619
                                                                ----------   --------    -------   -------  ---------
          Total net revenues................................       111,514    104,067     70,008    45,989     23,943
Cost of revenues............................................        53,876     46,794     36,638    26,291     15,546
                                                                ----------   --------    -------   -------  ---------
Gross profit................................................        57,638     57,273     33,370    19,698      8,397
                                                                ----------   --------    -------   -------  ---------
Operating expenses:
     Research and development...............................        12,521     10,764      7,231     5,253      3,519
     Sales and marketing....................................        12,953     11,085      8,468     6,417      3,905
     General and administrative.............................         6,451      8,760      3,641     2,053      1,558
                                                                ----------   --------    -------   -------  ---------
          Total operating expenses..........................        31,925     30,609     19,340    13,723      8,982
                                                                ----------   --------    -------   -------  ---------
Income (loss) from operations...............................        25,713     26,664     14,030     5,975       (585)
Interest and other income (expense), net....................         2,523      2,147      1,248      (683)      (726)
                                                                ----------   --------    -------   -------  ---------
Income (loss) before provision for income taxes.............        28,236     28,811     15,278     5,292     (1,311)
Provision for income taxes..................................         8,471      4,334      2,600       530         30
                                                                ----------   --------    -------   -------  ---------
Net income (loss)...........................................    $   19,765   $ 24,477    $12,678   $ 4,762  $  (1,341)
                                                                ==========   ========    =======   =======  =========
Earnings (loss) per share:
     Basic..................................................    $     0.73   $   0.94    $  0.52   $  1.26  $   (0.78)
                                                                ==========   ========    =======   =======  =========
     Diluted................................................    $     0.69   $   0.87    $  0.48   $  0.25  $   (0.78)
                                                                ==========   ========    =======   =======  =========
Shares used in per share calculation:
     Basic..................................................        27,179     25,958     24,426     3,776      1,712
                                                                ==========   ========    =======   =======  =========
     Diluted................................................        28,774     28,197     26,452    18,678      1,712
                                                                ==========   ========    =======   =======  =========

                                                                                      December 31,
                                                                -------------------------------------------------------
                                                                   2000       1999       1998       1997      1996
                                                                   ----       ----       ----       ----      ----
                                                                                    (in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments...........      $ 63,434    $61,672    $44,418   $29,008    $ 7,692
Working capital.............................................      $ 87,005    $71,169    $42,988   $30,131    $ 9,769
Total assets................................................      $127,391    $98,571    $65,054   $48,559    $19,535
Long-term debt and capitalized lease obligations, net of
   current portion..........................................      $    715    $ 1,393    $ 1,963   $ 2,435    $ 5,499
Stockholders' equity........................................      $108,787    $80,248    $47,364   $33,327    $ 9,098

Item 7. Management's Discussion and Analysis of Financial Condition and Operating Results.

     This Management's Discussion and Analysis of Financial Condition and Operating Results includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Risk Factors" and elsewhere in this report that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

     In 1993, we changed our strategy to focus on bringing cost-effective, integrated products to the high-voltage AC to DC power supply markets. As a result, in 1994, we completed development of TOPSwitch, the first in our family of cost effective, high voltage, power conversion ICs. The TOPSwitch family of products, with its proprietary integrated architecture, is designed to address with relatively few products broad applications in a number of high-volume, high-voltage AC to DC power supply markets. The initial target markets served by TOPSwitch are particularly sensitive to size, portability, energy efficiency and time-to-market. The TOPSwitch products and the solutions enabled by them are significantly lower in cost than our previous products and the solutions enabled by those products. Commercial shipments of TOPSwitch began in May 1994. Primarily as a result of the increasing sales of TOPSwitch products, our net revenues from product sales more than tripled between 1994 and 1995, increasing from $5.0 million to $17.4 million. Net revenues from product sales increased sequentially by 34% in 1996, 92% in 1997, 52% in 1998, 51% in 1999 and 7% in
2000.

     In response to increasing market acceptance of our TOPSwitch products and faster revenue growth in 1996, we accelerated our investment in research and development and sales and marketing, including technical customer support. As a result, operating expenses were $9.0 million in 1996, $13.7 million in 1997, $19.3 million in 1998, $30.6 million in 1999 and $31.9 million in 2000. We expect our operating expenses to increase in absolute dollars, but to fluctuate as a percentage of net revenues, as we continue to add resources to research and development, sales and marketing and general and administrative activities.

     Our quarterly and annual operating results are volatile and difficult to predict. Our net revenues and operating results have varied significantly in the past, are difficult to forecast and are subject to numerous factors both within and outside of our control. As a result, our quarterly and annual operating results may fluctuate significantly in the future. For a discussion of the factors that may affect our quarterly and annual operating results, please see Factors that May Affect Future Results of Operations.

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

     Product revenues consist of sales to OEMs and merchant power supply manufacturers and to distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. At that time, we provide for estimated sales returns and other allowances related to those sales. Between 40 and 50 percent of our sales are made to distributors under terms allowing certain rights of return and price protection for our products held in the distributors' inventories. Therefore, we defer recognition of revenue and the proportionate cost of revenues derived from sales to distributors until the distributors sell our products to their customers. The gross profit deferred as a result of this policy is reflected as "deferred income on sales to distributors" on our consolidated balance sheets. See Note 2 in the notes to consolidated financial statements.

Results of Operations

     The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                                                       Percentage of
                                                                                    Total Net Revenues
                                                                             For the Years Ended December 31,
                                                                             --------------------------------
                                                                               2000        1999        1998
                                                                             --------    --------   ---------
Net revenues:
     Product sales....................................................          98.4%       98.6%       97.4%
     License fees and royalties.......................................           1.6         1.4         2.6
                                                                             -------     -------     -------
          Total net revenues..........................................         100.0       100.0       100.0
Cost of revenues......................................................          48.3        45.0        52.3
                                                                             -------     -------     -------
Gross profit                                                                    51.7        55.0        47.7
                                                                             -------     -------     -------
Operating expenses:
     Research and development.........................................          11.2        10.3        10.3
     Sales and marketing..............................................          11.6        10.7        12.1
     General and administrative.......................................           5.8         8.4         5.2
                                                                             -------     -------     -------
          Total operating expenses....................................          28.6        29.4        27.6
                                                                             -------     -------     -------
Income from operations................................................          23.1        25.6        20.1
Interest and other income, net........................................           2.2         2.1         1.8
                                                                             -------     -------     -------
Income before provision for income taxes..............................          25.3        27.7        21.9
Provision for income taxes............................................           7.6         4.2         3.7
                                                                             -------     -------     -------
Net income   .........................................................          17.7%       23.5%       18.2%
                                                                             =======     =======     =======

Comparison of Years Ended December 31, 2000 and 1999

     Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues increased 7.2% to $111.5 million in 2000 compared to $104.1 million in 1999. Net revenues from product sales represented $109.8 million and $102.7 million of net revenues in 2000 and 1999, respectively. The increase in net revenues from product sales was due primarily from our "other" end market category in which no one market represented more than 5% of our net revenues. Sales to the cellular phone market, which is our largest end market, accounted for approximately 30% of our net product revenues for 2000 compared to 39% of net product revenues in 1999. Sales of our TOPSwitch and TinySwitch products represented 98% and 97% of net revenues from product sales in 2000 and 1999, respectively. Net revenues from royalties were $1.8 million in 2000 compared to $1.4 million in 1999. We expect net revenues from royalties to continue to account for a small percentage of our net revenues.

     International sales were $93.7 million in 2000 compared to $81.6 million in 1999, representing approximately 84% and 78% of net revenues in those respective periods. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, the largest portion of our net revenues is derived from sales to this region. We expect international sales to continue to account for a large portion of our net revenues.

     In 2000, two separate customers, both of whom are distributors, accounted for approximately 22% and 10% of net revenues. In 1999, the same customers accounted for approximately 16% and 11% of net revenues, respectively. See Note 2 in the notes to consolidated financial statements.

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

     Gross profit was $57.6 million, or 51.7% of net revenues in 2000 compared to $57.3 million, or 55.0% of net revenues, in 1999. We continued to see some impact of increased pricing pressures to gross margins, and lost some manufacturing efficiencies due to new product introductions. In 1999, gross profit benefited from a one-time credit from one of our wafer suppliers in the amount of $1.4 million, which improved our gross profit by 1.3% for that year. We cannot assure you that our gross profit will remain at these levels in future periods.

     Research and development expenses. Research and development expenses consist primarily of employee-related expenses, and expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses were $12.5 million, or 11.2% of net revenues in 2000, compared to $10.8 million, or 10.3% of net revenues in 1999. The increase in absolute dollars was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials resulting from the transition of foundry manufacturing processes, and bringing newly developed products into manufacturing.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses were $13.0 million, or 11.6% of net revenues in 2000, compared to $11.1 million, or 10.7% of net revenues in 1999. This increase in absolute dollars represented the addition of personnel to support international sales and field application engineers.

     General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. In 2000 and 1999, general and administrative expenses were $6.5 million and $8.8 million, respectively, which represented 5.8% and 8.4% of net revenues in each respective period. The decrease in absolute dollars in general and administrative expenses in 2000 was primarily attributable to reduced professional and legal expenses related to the settlement in 1999 of the patent infringement lawsuit that we filed.

     Interest and other income, net. Interest and other income, net, was $2.5 million and $2.1 million in 2000 and 1999, respectively. The increase in other income reflected additional interest income related to the increase in cash equivalents and short-term investments from 1999 to 2000, and lower interest expense related to a reduction in our capital equipment lease obligations.

     Provision for income taxes. Provision for income taxes for 2000 and 1999 represents Federal, state and foreign taxes. The effective tax rate was 30% for 2000 and 15% for 1999. The increased tax rate in 2000 is primarily because the impact of benefiting net operating loss carry-forwards ended in 1999. The difference between the statutory rate of 35% and our effective tax rate for 2000 is due primarily to the favorable effects of research and development tax credits, foreign sales corporation and apportionment of state taxes, net of the federal benefit. See Note 7 in the notes to consolidated financial statements.

Comparison of Years Ended December 31, 1999 and 1998

     Net revenues. Net revenues increased 48.7% to $104.1 million in 1999 compared to $70.0 million in 1998. Net revenues from product sales represented $102.7 million and $68.2 million of net revenues in 1999 and 1998, respectively. The increase in net revenues from product sales was due primarily to strong demand for our products across all of our major markets and geographies. In particular, sales to the cellular phone market accounted for approximately 39% of our product revenues for 1999 compared to 26% of product revenues in 1998, and increased 118% over 1998 sales into that market. Sales of our TOPSwitch and TinySwitch products represented 97% and 95% of net revenues from product sales in 1999 and 1998, respectively. Net revenues from royalties were $1.4 million in 1999 compared to $1.8 million in 1998.

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

     In 1999, two separate customers accounted for approximately 16% and 11% of net revenues. In 1998, the same customers accounted for approximately 22% and 13% of net revenues, respectively. See Note 2 in the notes to consolidated financial statements.

     Cost of revenues; Gross profit. Gross profit was $57.3 million, or 55.0% of net revenues in 1999 compared to $33.4 million, or 47.7% of net revenues in 1998. Efficiencies realized from higher volumes, reductions in wafer costs, and improved test yields contributed to the improvement in gross profit. Gross profit also benefited from a one-time credit from one of our wafer suppliers in the amount of $1.4 million recorded in 1999. The credit improved our gross profit by 1.3% for the year.

Research and development expenses. Research and development expenses were $10.8 million in 1999 compared to $7.2 million in 1998. The increase was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials resulting from the transition of foundry manufacturing processes, and bringing newly developed products into manufacturing. These expenses remained unchanged as a percentage of net revenues at 10.3% in both 1999 and 1998.

     Sales and marketing expenses. Sales and marketing expenses were $11.1 million, or 10.7% of net revenues in 1999, compared to $8.5 million, or 12.1% of net revenues in 1998. This increase in absolute dollars represents the addition of personnel to support international sales and field application engineers.

     General and administrative expenses. In 1999 and 1998, general and administrative expenses were $8.8 million and $3.6 million, respectively, which represented 8.4% and 5.2% of net revenues in each respective period. This increase in general and administrative expenses was primarily attributable to increased professional and legal expenses related to a patent infringement lawsuit filed that we filed.

     Interest and other income, net. Interest and other income, net, was $2.1 million and $1.2 million in 1999 and 1998, respectively. The increase in other income reflected additional interest income related to the increase in cash equivalents and short-term investments from 1998 to 1999, and lower interest expense related to a reduction in our capital equipment lease obligations.

     Provision for income taxes. Provision for income taxes for 1999 and 1998 represented Federal, state and foreign taxes. The effective tax rate was 15% for 1999 and 17% for 1998. The difference between the statutory rate and our effective tax rate for 1999 and 1998 is due to the impact of benefiting net operating loss carry-forwards, offset by the reduction in the deferred tax valuation allowance. See Note 7 in the notes to consolidated financial statements.

Selected Quarterly Results of Operations

     The following tables set forth certain consolidated statements of operations data for each of the quarters in the years ended December 31, 2000 and 1999 as well as the percentage of our net revenues represented by each item. This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any subsequent period or for the entire fiscal year.

                                                                 Three Months Ended
                                     ---------------------------------------------------------------------------
                                     Dec. 31, Sept. 30, June 30, Mar. 31,  Dec. 31, Sept. 30, June 30, Mar. 31,
                                       2000      2000     2000     2000      1999     1999      1999     1999
                                     -------- --------- -------- --------  -------- --------  -------- ---------
                                                                     (unaudited)
                                                        (in thousands, except per share data)
Net revenues:
  Product sales..................... $ 26,158  $ 27,377 $ 28,637 $ 27,587  $ 29,725 $ 29,829  $ 22,655 $ 20,446
  License fees and royalties........      474       483      375      423       402      311       324      375
                                     --------  -------- -------- --------  -------- --------  -------- --------
      Total net revenues............   26,632    27,860   29,012   28,010    30,127   30,140    22,979   20,821
Cost of revenues....................   13,287    13,280   13,867   13,442    14,178   12,667    10,482    9,467
                                     --------  -------- -------- --------  -------- --------  -------- --------
Gross profit........................   13,345    14,580   15,145   14,568    15,949   17,473    12,497   11,354
                                     --------  -------- -------- --------  -------- --------  -------- --------
Operating expenses:
  Research and development..........    2,951     3,084    3,431    3,055     3,080    2,813     2,535    2,336
  Sales and marketing...............    2,968     3,139    3,438    3,408     2,988    2,893     2,729    2,475
  General and administrative........    1,286     1,743    1,505    1,917     1,640    4,324     1,427    1,369
                                     --------  -------- -------- --------  -------- --------  -------- --------
      Total operating expenses......    7,205     7,966    8,374    8,380     7,708   10,030     6,691    6,180
                                     --------  -------- -------- --------  -------- --------  -------- --------
Income from operations..............    6,140     6,614    6,771    6,188     8,241    7,443     5,806    5,174
Interest and other income, net......      371       701      696      755       620      510       433      584
                                     --------  -------- -------- --------  -------- --------  -------- --------
Income before provision for
  income taxes......................    6,511     7,315    7,467    6,943     8,861    7,953     6,239    5,758
Provision for income taxes..........    1,930     2,219    2,240    2,082     1,346    1,185       939      864
                                     --------  -------- -------- --------  -------- --------  -------- --------
Net income.......................... $  4,581  $  5,096 $  5,227 $  4,861  $  7,515 $  6,768  $  5,300 $  4,894
                                     ========  ======== ======== ========  ======== ========  ======== ========
Earnings per share
  Basic ............................ $   0.17  $   0.19 $   0.19 $   0.18  $   0.28 $   0.26  $   0.21 $   0.19
  Diluted........................... $   0.16  $   0.18 $   0.18 $   0.17  $   0.26 $   0.24  $   0.19 $   0.18
Shares used in per share calculation
  Basic ............................   27,418    27,325   27,210   26,756    26,440   26,275    25,814   25,289
  Diluted...........................   28,101    28,495   28,702   28,877    28,916   28,589    28,183   27,425
                                                          Percentage of Total Net Revenues
                                     ---------------------------------------------------------------------------
                                     Dec. 31, Sept. 30, June 30, Mar. 31,  Dec. 31, Sept. 30, June 30, Mar. 31,
                                       2000      2000     2000     2000      1999     1999      1999     1999
                                     -------- --------- -------- --------  -------- --------  -------- ---------
Net revenues:
  Product sales.....................    98.2%     98.3%     98.7%    98.5%    98.7%     99.0%     98.6%    98.2%
  License fees and royalties........     1.8       1.7       1.3      1.5      1.3       1.0       1.4      1.8
                                     -------   -------  -------- --------  -------  --------  -------- --------
      Total net revenues............   100.0     100.0     100.0    100.0    100.0     100.0     100.0    100.0
Cost of revenues....................    49.9      47.7      47.8     48.0     47.1      42.0      45.6     45.5
                                     -------   -------  -------- --------  -------  --------  -------- --------
Gross profit........................    50.1      52.3      52.2     52.0     52.9      58.0      54.4     54.5
                                     -------   -------  -------- --------  -------  --------  -------- --------
Operating expenses:
  Research and development..........    11.1      11.1      11.8     10.9     10.2       9.4      11.0     11.2
  Sales and marketing...............    11.1      11.3      11.9     12.2      9.9       9.6      11.9     11.9
  General and administrative........     4.8       6.2       5.2      6.8      5.4      14.3       6.2      6.6
                                     -------   -------  -------- --------  -------  --------  -------- --------
      Total operating expenses......    27.0      28.6      28.9     29.9     25.5      33.3      29.1     29.7
                                     -------   -------  -------- --------  -------  --------  -------- --------
Income from operations..............    23.1      23.7      23.3     22.1     27.4      24.7      25.3     24.8
Interest and other income, net......     1.3       2.6       2.4      2.7      2.1       1.7       1.9      2.8
                                     -------   -------  -------- --------  -------  --------  -------- --------
Income before provision for income
  taxes.............................    24.4      26.3      25.7     24.8     29.5      26.4      27.2     27.6
Provision for income taxes..........     7.2       8.0       7.7      7.4      4.5       3.9       4.1      4.1
                                     -------   -------  -------- --------  -------  --------  -------- --------
Net income..........................    17.2%     18.3%     18.0%    17.4%    25.0%     22.5%     23.1%    23.5%
                                     =======   =======  ======== ========  =======  ========  ======== ========

     Net revenues increased sequentially in the first three quarters of 1999 and were essentially unchanged from the third quarter to the fourth quarter. Net revenues decreased in the first quarter of 2000 from the fourth quarter of 1999 due to the seasonal nature of some of our markets, and then remained relatively flat for the balance of 2000. We did not experience historical seasonal increases in the third and fourth quarters of 2000, due primarily to weakening of the cell phone market during that time.

     Our gross profit, as a percentage of net revenues, remained flat during the first three quarters of 2000 and was down in the fourth quarter due primarily to increased pricing pressures and some lost manufacturing efficiencies due to new product introductions. The third quarter of 1999 benefited approximately 4% from a one-time credit from one of our wafer suppliers.

     Research and development expenses, as a percentage of net revenues, generally increased during the eight quarters presented, primarily due to increased staffing in the areas of new product design and technology development.

     Sales and marketing expenses generally increased in absolute dollars over the first six quarters presented and then were down slightly in the third and fourth quarter of 2000. The increases were due primarily to the additional staffing in sales and application engineering and increased sales commissions due to the increased revenues from product sales. Sales expenses were down in the third and fourth quarters of 2000 due primarily to reduced commissions because of lower net revenues.

     General and administrative expenses, as a percentage of net revenues, remained relatively flat over the eight quarters presented except for a significant increase in the third quarter of 1999 due primarily to increased legal expenses related to a patent infringement lawsuit that we filed.

     Interest and other income, net, with the exception of the fourth quarter of 2000, essentially increased over the eight quarters presented primarily from increased interest income due to higher cash balances created by a net positive cash flow. Other income, net was down in the fourth quarter of 2000 due to a one-time write off of abandoned leasehold improvements connected with the move to our new facilities in that quarter.

Liquidity and Capital Resources

     Since our initial public offering of common stock in December 1997, our principal source of funding has been cash from our operations with some funding from capital equipment lease lines.

     As of December 31, 2000, we had approximately $63.4 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by those foundries to us. The balance of this credit line is unused and available. The line of credit agreement contains financial covenants and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent. We have financed a significant portion of our machinery and equipment through capital equipment leases. We financed additional equipment during the year ended December 31, 1999 in the amount of $772,000 with no additional financing in the year ended December 31, 2000. We may obtain additional financing for equipment purchases in future quarters. As of December 31, 2000, we owed approximately $1.4 million on our various capital equipment leases.

     As of December 31, 2000, we had working capital, defined as current assets less current liabilities, of approximately $87 million, which was an increase of approximately $15.9 over December 31, 1999. Our operating activities generated cash of $14.2 million and $22.9 million in the year ended December 31, 2000 and 1999, respectively. Cash generated in the year ended December 31, 2000 was principally the result of net income in the amount of $19.8 million, depreciation and amortization and an increase in accrued liabilities. This was partially offset by increases in deferred income taxes, inventory and prepaid expenses. Cash generated in the year ended December 31, 1999 was principally the result of net income of $24.5 million, depreciation and amortization and an increase in accrued liabilities, offset by increases in deferred income taxes, accounts receivable and inventories.

     Our investing activities were a net transfer from short-term investments to cash and cash equivalents of $6.8 million for the year ended December 31, 2000, and a transfer from cash and cash equivalents to short-term investments of $13.5 million for the year ended December 31, 1999. We also purchased capital assets in the amount of $16.2 million and $6.6 million for the years ended December 31, 2000 and 1999, respectively. The increase in purchases of capital assets in 2000 was primarily due to expenditures related to the purchase of tenant improvements on our new facilities in San Jose.

     We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

New Accounting Standards

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not expect the adoption of SFAS No. 133 and SFAS No. 138 to have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We have reviewed our revenue recognition policies and determined that we are in compliance with SAB 101. Accordingly, there was no impact on our financial statements from adopting SAB 101 in the fourth quarter of 2000.

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

     Matsushita has licenses to our technology, which it may use to our detriment. Our ability to take advantage of the potentially large Japanese market for our products is largely dependent on Matsushita and its ability to promote and deliver our products. Pursuant to our agreement with Matsushita, Matsushita has the right to manufacture and sell products using our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Although we receive royalties on Matsushita's sales, these royalties are substantially lower than the gross profit we receive on direct sales. We cannot assure you that Matsushita will not use the technology rights we have granted it to develop or market competing products following any termination of its relationship with us or after termination of Matsushita's royalty obligation to us.

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

     We Rely on a Continuous Power Supply to Conduct Operations, and California's Current Energy Crisis Could Disrupt Our Business and Increase Our Expenses. California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Most of our operations are located in California, although part of our inventory is stored and shipped from an overseas facility. We currently have only limited backup generators for emergency alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay shipments of our products to customers, and could result in lost revenue, which could harm our business and results of operations.

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

     An Economic Downturn in the U.S. Could Cause a Decline in Demand for our Products. The recent announcements of economic slowdown by major companies in some of the end markets we serve, indirectly through our customers, may indicate that there could be a slowdown in demand for some of our ICs. If our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs may decrease and adversely affect our operating results.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

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

     The table below presents principal amounts and related weighted average interest rates for our investment portfolio at December 31, 2000. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

                                                                                                     Weighted
                                                                                                     Average
                                                                                         Carrying    Interest
                                                                                          Amount       Rate
                                                                                         ---------   ---------
Tax-exempt securities:

     Cash equivalents.................................................................    $ 25,950       4.67%

     Short-term investments...........................................................      25,949       3.78%
                                                                                         ---------
          Total investment securities.................................................    $ 51,899       4.22%
                                                                                         =========

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are filed as part of this Form:

         1. Financial Statements

                                                                                                             Page
                                                                                                             ----
               Report of Independent Public Accountants...................................................    33

               Consolidated Balance Sheets................................................................    34

               Consolidated Statements of Operations......................................................    35

               Consolidated Statements of Stockholders' Equity............................................    36

               Consolidated Statements of Cash Flows......................................................    37

               Notes to Consolidated Financial Statements.................................................    38

         2. Financial Statement Schedules

               All schedules, except Schedule II, Valuation and Qualifying Accounts, have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

         3. Exhibits

               See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

     (b) Reports on Form 8-K

               None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Power Integrations, Inc.:

     We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14 (a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  ARTHUR ANDERSEN LLP

San Jose, California
January 19, 2001

                           POWER INTEGRATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2000 AND 1999

              (In thousands, except share and per share amounts)

                                                                                              2000         1999
                                                                                            --------     --------
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..........................................................    $ 36,462     $ 27,883
     Short-term investments.............................................................      26,972       33,789
     Accounts receivable, net of allowances of $1,068 in 2000 and $990 in 1999..........       9,189        9,682
     Inventories........................................................................      21,599       11,406
     Deferred tax assets................................................................       6,054        3,918
     Prepaid expenses and other current assets..........................................       4,618        1,421
                                                                                            --------     --------
          Total current assets..........................................................     104,894       88,099
                                                                                            --------     --------

PROPERTY AND EQUIPMENT, AT COST:
     Machinery and equipment............................................................      28,832       21,632
     Leasehold improvements.............................................................       9,278        1,394
                                                                                            --------     --------
                                                                                              38,110       23,026
     Less: Accumulated depreciation and amortization....................................     (15,613)     (12,554)
                                                                                            --------     --------
                                                                                              22,497       10,472
                                                                                            --------     --------
                                                                                            $127,391     $ 98,571
                                                                                            ========     ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations...................................    $    678     $  1,228
     Accounts payable...................................................................       7,490        6,524
     Accrued payroll and related expenses...............................................       2,980        3,994
     Taxes payable and other accrued liabilities........................................       4,175        1,818
     Deferred income on sales to distributors...........................................       2,566        3,366
                                                                                            --------     --------
          Total current liabilities.....................................................      17,889       16,930
                                                                                            --------     --------

CAPITALIZED LEASE OBLIGATIONS, net of current portion...................................         715        1,393
                                                                                            --------     --------

COMMITMENTS (NOTE 4)

STOCKHOLDERS' EQUITY:
     Common Stock, $0.001 par value
          Authorized-- 140,000,000 shares
          Outstanding--27,430,367 shares in 2000 and 26,468,272 shares in 1999..........          28           26
     Additional paid-in capital.........................................................      74,049       65,553
     Stockholder notes receivable.......................................................         (76)        (201)
     Deferred compensation..............................................................         (41)        (181)
     Cumulative translation adjustment..................................................        (118)        (129)
     Retained earnings..................................................................      34,945       15,180
                                                                                            --------     --------
          Total stockholders' equity....................................................     108,787       80,248
                                                                                            --------     --------
                                                                                            $127,391     $ 98,571
                                                                                            ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           POWER INTEGRATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                   (In thousands, except per share amounts)

                                                                                     2000          1999         1998
                                                                                   --------      --------     --------
NET REVENUES:
     Product sales.........................................................        $109,759      $102,655     $ 68,206
     License fees and royalties............................................           1,755         1,412        1,802
                                                                                   --------      --------     --------
         Total net revenues................................................         111,514       104,067       70,008

COST OF REVENUES...........................................................          53,876        46,794       36,638
                                                                                   --------      --------     --------

GROSS PROFIT...............................................................          57,638        57,273       33,370
                                                                                   --------      --------     --------
OPERATING EXPENSES:
     Research and development..............................................          12,521        10,764        7,231
     Sales and marketing...................................................          12,953        11,085        8,468
     General and administrative............................................           6,451         8,760        3,641
                                                                                   --------      --------     --------

         Total operating expenses..........................................          31,925        30,609       19,340
                                                                                   --------      --------     --------

INCOME FROM OPERATIONS.....................................................          25,713        26,664       14,030
                                                                                   --------      --------     --------
OTHER INCOME (EXPENSE):
     Interest income.......................................................           3,049         2,515        1,801
     Interest expense......................................................            (164)         (302)        (432)
     Other, net............................................................            (362)          (66)        (121)
                                                                                   --------      --------     ---------

         Total other income................................................           2,523         2,147        1,248
                                                                                   --------      --------     --------

INCOME BEFORE PROVISION FOR
    INCOME TAXES...........................................................          28,236        28,811       15,278

PROVISION FOR INCOME TAXES.................................................           8,471         4,334        2,600
                                                                                   --------      --------     --------

NET INCOME.................................................................        $ 19,765      $ 24,477     $ 12,678
                                                                                   ========      ========     ========

EARNINGS PER SHARE:
     Basic.................................................................        $   0.73      $   0.94     $   0.52
                                                                                   ========      ========     ========
     Diluted...............................................................        $   0.69      $   0.87     $   0.48
                                                                                   ========      ========     ========

SHARES USED IN PER SHARE CALCULATION:
     Basic.................................................................          27,179        25,958       24,426
                                                                                   ========      ========     ========
     Diluted...............................................................          28,774        28,197       26,452
                                                                                   ========      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           POWER INTEGRATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                (In thousands)

                            Common Stock      Additional           Stockholder                 Cumulative   Retained      Total
                        --------------------   Paid-In                Notes        Deferred    Translation  Earnings   Stockholders'
                          Shares    Amount     Capital    Warrants  Receivable   Compensation  Adjustment   (Deficit)     Equity
                          ------    ------     -------    --------  ----------   ------------  ----------   ---------     ------
BALANCE AT
  DECEMBER 31, 1997....   24,146    $   25     $ 56,207   $     12  $     (405)   $     (461)  $      (76)  $  (21,975)  $ 33,327
  Issuance of Common
     Stock under
      employee
     stock option
      plan, net of
      repurchases......      275        --          247         --          --            --           --           --        247
  Issuance of Common
     Stock under
      employee
     stock purchase
      plan.............      184        --          627         --          --            --           --           --        627
  Exercise of
      warrants, net....      389        --           46         --          --            --           --           --         46
  Proceeds of
      stockholder
     note repayment....       --        --           --         --         131            --           --           --        131
  Income tax benefit
      from
    employee stock
      option plan......       --        --          240         --          --            --           --           --        240
  Additional IPO
      costs............       --        --          (91)        --          --            --           --           --        (91)
  Amortization of
      deferred
    compensation.......       --        --           --         --          --           140           --           --        140
  Translation
      adjustment.......       --        --           --         --          --            --           19           --         19
  Net income...........       --        --           --         --          --            --           --       12,678     12,678
                        --------   -------     --------  ---------  ----------    ----------   ----------   ----------   --------
BALANCE AT
  DECEMBER 31, 1998....   24,994        25       57,276         12        (274)         (321)         (57)      (9,297)    47,364
  Issuance of Common
     Stock under
      employee
     stock option
      plan, net of
     repurchases.......      769         1        1,678         --          --            --           --           --      1,679
  Issuance of Common
     Stock under
       employee
     stock purchase
       plan............      351        --        1,267         --          --            --           --           --      1,267
  Exercise of
       warrants, net...      354        --           12        (12)         --            --           --           --         --
  Proceeds of
       stockholder
     note repayment....       --        --           --         --          73            --           --           --         73
  Income tax benefit
       from
     employee stock
       option plan.....       --        --        5,320         --          --            --           --           --      5,320
  Amortization of
       deferred
       compensation....       --        --           --         --          --           140           --           --        140
  Translation
       adjustment......       --        --           --         --          --            --          (72)          --        (72)
  Net income...........       --        --           --         --          --            --           --       24,477     24,477
                        --------   -------     --------  ---------  ----------    ----------   ----------   ----------   --------
BALANCE AT
  DECEMBER 31, 1999....   26,468        26       65,553         --        (201)         (181)        (129)      15,180     80,248
  Issuance of Common
     Stock under
      employee
     stock option
      plan, net of
     repurchases.......      704         2        2,919         --          --            --           --           --      2,921
  Issuance of Common
     Stock under
      employee
     stock purchase
      plan.............      258        --        1,942         --          --            --           --           --      1,942
  Proceeds of
      stockholder
     note repayment....       --        --           --         --         125            --           --           --        125
  Income tax benefit
      from
     employee stock
      option plan......       --        --        3,635         --          --            --           --           --      3,635
  Amortization of
      deferred
     compensation......       --        --           --         --          --           140           --           --        140
  Translation
      adjustment.......       --        --           --         --          --            --           11           --         11
  Net income...........       --        --           --         --          --            --           --       19,765     19,765
                        --------   -------     --------  ---------  ----------    ----------   ----------   ----------   --------
BALANCE AT
  DECEMBER 31, 2000....   27,430   $    28     $ 74,049  $      --   $     (76)   $      (41)   $    (118)  $   34,945   $108,787
                        ========   =======     ========  =========   =========    ==========    =========   ==========   ========


   The accompanying notes are an integral part of these consolidated financial statements.

                           POWER INTEGRATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                (In thousands)

                                                                                      2000         1999        1998
                                                                                      ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 19,765     $ 24,477     $ 12,678
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization..............................................       4,189        3,231        3,034
     Deferred compensation expense..............................................         140          140          140
     Deferred income taxes......................................................      (2,136)      (3,918)         240
     Provision for (reduction in) accounts receivable and other allowances......       1,084          129          838
     Change in operating assets and liabilities:
          Accounts receivable...................................................        (591)      (5,170)         765
          Inventories...........................................................     (10,193)      (2,561)      (1,517)
          Prepaid expenses and other current assets.............................      (3,197)        (610)        (463)
          Accounts payable......................................................         966          656       (1,036)
          Accrued liabilities...................................................       4,989        5,716        2,637
          Deferred income on sales to distributors..............................        (800)         800        1,186
                                                                                    --------     --------     --------
               Net cash provided by operating activities........................      14,216       22,890       18,502
                                                                                    --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment........................................     (16,214)      (6,592)      (1,956)
     Purchases of short-term investments........................................     (31,349)     (52,070)     (47,904)
     Proceeds from sales and maturities of short-term investments...............      38,166       38,524       31,117
                                                                                    --------     --------     --------

               Net cash used in investing activities............................      (9,397)     (20,138)     (18,743)
                                                                                    --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock.................................       4,863        2,946          828
     Proceeds from stockholder note repayment...................................         125           73          131
     Principal payments under capitalized lease obligations.....................      (1,228)      (2,064)      (2,095)
                                                                                    --------     --------     --------
               Net cash provided by (used in) financing activities..............       3,760          955       (1,136)
                                                                                    --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................       8,579        3,707       (1,377)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................      27,883       24,176       25,553
                                                                                    --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................    $ 36,462     $ 27,883     $ 24,176
                                                                                    ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capitalized lease obligations incurred for property and equipment..........    $     --     $    772     $  1,786
                                                                                    ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest.....................................................    $    161     $    312     $    445
                                                                                    ========     ========     ========
     Cash paid for income taxes.................................................    $  4,756     $  3,208     $    714
                                                                                    ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           POWER INTEGRATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

1.   THE COMPANY:

     Power Integrations, Inc. (the "Company"), which was incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997 (see Note 6), designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits for use in AC to DC power conversion primarily for the cellular telephone, personal computer, cable and direct broadcast satellite decoder box market and various consumer and industrial electronics markets.

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

     All of the wafers used by the Company are manufactured by two offshore independent foundries. Although there are a number of other suppliers that could provide similar services, a change in suppliers could cause a delay in manufacturing and possible loss of sales, which could adversely affect operating results.

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

   Reclassifications

     Certain prior year's balances have been reclassified to conform to the current year's presentation.

   Cash and Cash Equivalents and Short-Term Investments

     The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of December 31, 2000 and 1999, the Company's short-term investments consist of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held-to-maturity and were valued using the amortized cost method which approximates market.

                           POWER INTEGRATIONS, INC.

   The table below summarizes the value of the Company's investments by major security type (in thousands):

                                                                                                December 31,
                                                                                           --------------------
                                                                                             2000        1999
                                                                                           --------    --------
Cash Equivalents:
     U.S. corporate securities.........................................................     $    --     $ 5,488
     Tax-exempt securities.............................................................      25,950      20,500
                                                                                            -------     -------

          Total cash equivalents.......................................................      25,950      25,988
                                                                                            -------     -------
Short-term Investments:
     U.S. corporate securities.........................................................     $    --      17,897
     Foreign securities................................................................          --       3,079
     Tax-exempt securities.............................................................      25,949      11,999
                                                                                            -------     -------

          Total short-term investments.................................................      25,949      32,975
                                                                                            -------     -------

          Total investment securities..................................................     $51,899     $58,963
                                                                                            =======     =======

Inventories

         Inventories (which consist of costs associated with the purchases of wafers from offshore foundries and of packaged components from several offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components) are stated at the lower of cost (first in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consist of the following (in thousands):

                                                                                     December 31,
                                                                                 ---------------------
                                                                                   2000        1999
                                                                                 ---------   ---------
          Raw materials....................................................      $   1,520   $   4,039
          Work-in-process..................................................         13,409       4,059
          Finished goods...................................................          6,670       3,308
                                                                                 ---------   ---------
                                                                                 $  21,599   $  11,406
                                                                                 =========   =========

   Property and Equipment

     Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets (over a period of one to four years), or over the applicable lease term.

     Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $4.4 million and $8.0 million, as of December 31, 2000 and 1999, respectively. Related accumulated amortization on these leased assets was approximately $3.3 million and $5.7 million, as of December 31, 2000 and 1999, respectively.

                           POWER INTEGRATIONS, INC.

   Earnings Per Share

     Earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants computed using the treasury stock method.

     A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

                                                                                                    December 31,
                                                                                         ---------------------------------
                                                                                             2000        1999       1998
                                                                                             ----        ----       ----
Basic earnings per share:
     Net income........................................................................      $19,765    $24,477    $12,678
                                                                                             =======    =======    =======
     Weighted average common shares....................................................       27,179     25,958     24,426
                                                                                             =======    =======    =======
          Basic earnings per share.....................................................      $  0.73    $  0.94    $  0.52
                                                                                             =======    =======    =======
Diluted earnings per share:
     Net income........................................................................      $19,765    $24,477    $12,678
                                                                                             =======    =======    =======

     Weighted average common shares....................................................       27,179     25,958     24,426
     Weighted average common share equivalents:
          Options......................................................................        1,569     2,170       1,446
          Employee stock purchase plan.................................................           26        69          10
          Warrants.....................................................................           --        --         570
                                                                                             -------    -------    -------
     Diluted weighted average common shares............................................       28,774     28,197     26,452
                                                                                             =======    =======    =======
          Diluted earnings per share...................................................      $  0.69    $  0.87    $  0.48
                                                                                             =======    =======    =======

   Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and the presentation of comprehensive income and its components. SFAS No. 130, which was adopted by the Company in the first quarter of 1998, requires companies to report a new measurement of income to include unrealized gains and losses, net of the tax effect that have historically been excluded from net income and reflected instead in stockholders' equity. Comprehensive income for the Company consists of net income plus the effect of foreign currency translation adjustments, which is not material for each of the three years ended December 31, 2000. Accordingly, comprehensive income closely approximates actual net income.

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

                            POWER INTEGRATIONS, INC.

   New Accounting Standards

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not expect the adoption of SFAS No. 133 and SFAS No. 138 to have a material impact on its financial statements.

   Revenue Recognition, Significant Customers

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has reviewed its revenue recognition policies and determined that they are in compliance with SAB 101. Accordingly, there was no impact on the Company's financial statements from adopting SAB 101 in the fourth quarter of 2000.

     Product revenues consist of sales to OEMs and merchant power supply manufacturers and to distributors. Revenues from product sales to OEM and merchant power supply manufacturers are recognized upon shipment. The Company provides for estimated sales returns and allowances related to such sales at the time of shipment. During 2000, 1999 and 1998, sales to distributors of the Company's products accounted for approximately 50%, 40% and 48% of net revenues, respectively. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines of the Company's products held by the distributors. Pursuant to the Company's distributor agreements, the Company protects its distributors' exposure related to the impact of price reductions as well as products at distributors that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company's product in the event the agreement with the distributor is terminated. Accordingly, the Company defers recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The margin deferred as a result of this policy is reflected as "deferred income on sales to distributors" in the accompanying consolidated balance sheets.

     The Company has entered into a separate wafer supply and technology license agreement with an unaffiliated wafer foundry. The wafer supply agreement, which expires in June 2005, is renewable. In connection with the technology license agreement, the Company is entitled to receive a royalty on sales of products by the foundry, which incorporates the Company's technology into its own products. For the years ended December 31, 2000, 1999 and 1998, revenue recognized under this agreement was approximately $1.7 million, $1.4 million and $1.8 million, respectively.

                           POWER INTEGRATIONS, INC.

     The Company's end user base is highly concentrated and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of the Company's revenue. For the years ended December 31, 2000, 1999 and 1998, ten customers accounted for approximately 69%, 68% and 67% of net revenues, respectively.

     The following customers accounted for more than 10% of total net revenues:

                                                                        Year Ended December 31,
                                                                   -----------------------------------
                   Customer                                          2000         1999        1998
                   --------                                        ----------   ----------  ----------
                   A...........................................        22%          16%         22%
                   B...........................................        10%          11%         13%

   Export Sales

     The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. Export sales, which consist of domestic sales to customers in foreign countries are comprised of the following:

                                                                        Year Ended December 31,
                                                                    --------------------------------
                                                                      2000        1999        1998
                                                                    --------    --------    --------
                   Taiwan                                                 25%         19%         26%
                   Hong Kong/China................................        24%         20%         26%
                   Western Europe.................................        17%         16%         15%
                   Korea..........................................        10%         13%          7%
                   Japan..........................................         2%          2%          3%
                   Other..........................................         6%          8%          6%
                                                                    --------    --------    --------
                        Total export sales........................        84%         78%         83%
                                                                    ========    ========    ========

   Product Sales

     Sales of TOPSwitch products accounted for 98%, 97% and 95% of total net revenues in 2000, 1999 and 1998, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch-FX, TOPSwitch-GX and TinySwitch.

   Foreign Currency Risk

     The Company maintains a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the year ended December 31, 2000 the Company's realized gains and losses on foreign exchange transactions netted to zero. For the years ended December 31, 1999 and 1998, the Company realized foreign exchange transaction gains of approximately $123,000 and $35,000, respectively. These amounts are included in "other income (expense)," in the accompanying consolidated statements of operations.

   Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           POWER INTEGRATIONS, INC.

   Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term, low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. As of December 31, 2000 and 1999, approximately 78% and 73% of accounts receivable, respectively, were concentrated with ten customers.

3. BANK LINE OF CREDIT:

     The Company entered into a $10.0 million revolving line of credit agreement with a bank in October 1998. Advances under the agreement bear interest at a fixed rate of the bank's LIBOR rate plus 1.5% per annum or at the bank's variable interest rate. The Company has the option to choose between the two rates. As of December 31, 2000 and 1999, there were no amounts due under the bank line of credit. The agreement also covers advances for commercial letters of credit and standby letters of credit, used primarily for the shipment of wafers from wafer supply manufacturers to the Company, provided that at no time will the aggregate sum of all advances exceed $10.0 million. As of December 31, 2000, there were outstanding letters of credit totaling approximately $3.4 million, and as of December 31, 1999, there were outstanding letters of credit totaling 96,587,000 Japanese yen (approximately $964,000). The agreement, which expires on July 1, 2002, restricts the Company from entering into certain transactions and contains certain financial covenants.

4. COMMITMENTS:

     The Company leases its facilities under noncancellable operating leases, which expire at various dates through October 2010. The lease for the Company's main corporate facility in San Jose, California expires in September 2010 and contains two conditional five-year options, which if exercised would extend the lease to September 2020. Rent expense under all operating leases was approximately $2.1 million, $1.1 million and $500,000 in 2000, 1999 and 1998, respectively. Under the terms of the lease for the San Jose corporate facility, the Company is entitled to receive reimbursement of tenant improvements from the landlord in the amount of approximately $3.0 million, which is included in prepaid expenses and other current assets as of December 31, 2000 in the accompanying consolidated balance sheets.

     A significant portion of the Company's machinery and equipment is leased under agreements accounted for as capital leases. The Company had no new lease financing during 2000 and leased approximately $772,000 and $1,786 million of equipment during 1999 and 1998, respectively, under capital leasing arrangements. In 1998, the Company entered into a capital lease line of credit agreement, which allowed for combined borrowings of up to $4.4 million to finance the acquisition of property and equipment. This agreement expired on June 30, 1999.

                           POWER INTEGRATIONS, INC.

     Future minimum lease payments under all noncancellable operating and capital lease agreements as of December 31, 2000 are as follows (in thousands):

     Fiscal Year                                                                      Operating   Capital
     ----------                                                                       ---------   -------
     2001                                                                             $   1,858  $    747
     2002                                                                                 1,932       463
     2003                                                                                 2,009       241
     2004                                                                                 2,090        42
     2005                                                                                 2,173        --
     Thereafter                                                                          11,450        --
                                                                                      ---------  --------

     Total minimum lease payments....................................................  $ 21,512     1,493
                                                                                       ========
     Less: Amounts representing interest on capital leases (4.4% to 12.0%)...........                (100)
                                                                                                 --------
                                                                                                    1,393
     Less: Current portion...........................................................                (678)
                                                                                                 --------
     Long-term portion...............................................................            $    715
                                                                                                 ========

5. PREFERRED STOCK PURCHASE RIGHTS PLAN:

     In February 1999, the Company adopted a Preferred Stock Purchase Rights Plan (the "Plan") designed to enable all stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company. Under the Plan, stockholders received one right to purchase one one-thousandth of a share of a new series of preferred stock for each outstanding share of common stock held of record at the close of business on March 12, 1999 at $150.00 per right, when someone acquires 15 percent or more of the Company's common stock or announces a tender offer which could result in such person owning 15 percent or more of the common stock. Each one one-thousandth of a share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to someone acquiring 15 percent, the rights can be redeemed for $0.001 each by action of the board of directors. Under certain circumstances, if someone acquires 15 percent or more of the common stock, the rights permit the stockholders other than the acquirer to purchase the Company's common stock having a market value of twice the exercise price of the rights, in lieu of the preferred stock. Alternatively, when the rights become exercisable, the board of directors may authorize the issuance of one share of common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on February 23, 2009.

6. STOCKHOLDERS' EQUITY:

   Preferred Stock

     With the closing of the Company's IPO in December 1997, all of the outstanding convertible preferred stock automatically converted into common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. The Company is authorized to issue 3,000,000 shares of new $0.001 par value preferred stock, of which none was issued or outstanding during each of the three years ended December 31, 2000.

                           POWER INTEGRATIONS, INC.

Common Stock

     As of December 31, 2000, the Company was authorized to issue 140,000,000 shares of $0.001 par value common stock. On October 25, 1999, the Company's Board of Directors approved a two-for-one split of the Company's common stock, in the form of a 100 percent stock dividend, which was applicable to stockholders of record at the close of business on November 8, 1999, and effective on November 22, 1999. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split.

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

   1997 Stock Option Plan

     In June 1997, the board of directors approved the 1997 Stock Option Plan (the "1997 Plan"), whereby the board of directors may grant options to key employees, directors and consultants to purchase the Company's common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. The 1997 Plan allows for annual increases on the first day of the Company's fiscal year (beginning in 1999) by a number of shares equal to five percent of the number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. As of December 31, 2000, the 1997 Plan's maximum share reserve is 6,837,573 shares, which is comprised of the sum of (i) 3,894,609 shares (new shares allocated to the 1997 Plan) and (ii) 2,942,964 shares granted pursuant to the 1988 Plan (the "1988 Plan Options"). The number of shares available for issuance under the 1997 Plan, at any time, is reduced by the number of shares remaining subject to the 1988 Plan Options. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

   1997 Outside Directors Stock Option Plan

     In September 1997, the board of directors approved an Outside Director Stock Option Plan (the "Directors Plan"). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The Directors Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. The Directors Plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the board of directors. The Directors Plan provides that each current and future nonemployee director of the Company will be granted an option to purchase 30,000 shares of common stock on the effective date or the date on which the optionee first becomes a nonemployee director of the Company after the effective date as the case may be (the "Initial Grant"). Thereafter, each nonemployee director who has served on the board of directors continuously for 6 months will be granted an additional option to purchase 10,000 shares of common stock (an "Annual Grant"). Subject to an optionee's continuous service with the Company, approximately 1/3rd of an Initial Grant will become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve monthly installments beginning in the 25th month after the date of grant, subject to the optionee's continuous service. The exercise price per share of all options granted under the Directors Plan will equal the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a term of ten years and are non-transferable. In the event of certain changes in control of the Company, options outstanding under the Directors Plan will become immediately exercisable and vested in full.

                           POWER INTEGRATIONS, INC.

1998 Nonstatutory Stock Option Plan

     In July 1998, the board of directors approved the 1998 Nonstatutory Stock Option Plan (the "1998 Plan"), whereby the board of directors may grant nonstatutory options to employees and consultants to purchase the Company's common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. As of December 31, 2000, the maximum share reserve under this plan was 1,000,000 shares. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

     The following table summarizes option activity under the Company's option plans:

      (prices are weighted average prices)

                                                            Year Ended December 31,
                                                            -----------------------
                                            2000                      1999                      1998
                                            ----                      ----                      ----

                                    Shares        Price       Shares        Price       Shares        Price
                                    ------        -----       ------        -----       ------        -----
Options outstanding,
    Beginning of year............   3,329,075     $ 10.40     2,666,422    $   3.11     1,749,512    $   1.38
     Granted.....................   1,523,285     $ 18.97     1,704,875    $  18.06     1,317,300    $   5.08
     Exercised...................    (706,969)    $  4.22      (769,316)   $   2.15      (275,476)   $   0.89
     Cancelled...................    (334,072)    $ 14.78      (272,906)   $  11.23      (124,914)   $   3.28
                                    ---------                 ---------                 ----------
Options outstanding,
    end of year..................   3,811,319     $ 14.59     3,329,075    $  10.40     2,666,422    $   3.11
                                    =========                 =========                 =========

Exercisable, end of year.........   1,072,644     $  9.81       723,496    $   3.71       727,348    $   1.11
                                    =========                 =========                 =========

      Options issued under the 1988, 1997 and 1998 plans may be exercised at any time prior to their expiration. Options issued under the Directors Plan are exercisable upon vesting. In addition, the Company has the right, upon termination of an optionholder's employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1988, 1997 and 1998 plans at the original purchase price. Under the terms of the option plans, an option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 2000, an aggregate of 91,051 shares of common stock issued under the 1988, 1997 and 1998 plans are subject to repurchase by the Company at $0.68 to $14.22 per share and a weighted average repurchase price of $4.56 per share.

      The Company accounts for its Plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the Plans been determined under a fair value method consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income would have been decreased to the following pro forma amounts (in thousands, except per share information):


                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                                     2000      1999      1998
                                                                                     ----      ----      ----
Net income:
     As reported.................................................................    $19,765   $24,477   $12,678
     Pro forma...................................................................    $ 9,428   $18,891   $11,599
Basic earnings per share:
     As reported.................................................................    $  0.73   $  0.94   $  0.52
     Pro forma...................................................................    $  0.35   $  0.73   $  0.47
Diluted earnings per share:
     As reported.................................................................    $  0.69   $  0.87   $  0.48
     Pro forma...................................................................    $  0.33   $  0.67   $  0.44

                           POWER INTEGRATIONS, INC.

     The weighted-average grant date fair value of options granted during fiscal years 2000, 1999 and 1998 was $15.72, $11.85 and $5.08, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: risk-free interest rates of 5.77, 5.63 and 5.25 percent, respectively; expected dividend yields of zero percent; expected lives of 4.2 years for 2000, and 1.5 years for 1999 and 1998; expected volatility of 97%, 84% and 73% for 2000, 1999 and 1998, respectively.

     The following table summarizes the stock options outstanding at December 31, 2000:

                  Options Outstanding                                               Options Exercisable
-----------------------------------------------------------------------    --------------------------------------
                                        Weighted         Weighted                                  Weighted
                                         Average         Average                                   Average
      Exercise            Number        Remaining        Exercise                Number            Exercise
        Price          Outstanding        Life            Price                Outstanding          Price
        -----          -----------        -----           -----                -----------          -----
      $ 0.26--$ 0.85        211,791         5.51           $  0.63                 193,171           $  0.61
      $ 2.55--$ 4.38        678,908         7.41           $  4.25                 398,805           $  4.21
      $ 4.42--$12.28        385,829         7.99           $  9.67                 135,773           $  8.32
      $12.53--$14.22        751,138         8.47           $ 14.14                  52,133           $ 14.02
      $14.50--$15.06        938,538         9.21           $ 15.03                  98,164           $ 14.94
      $15.50--$23.25        275,449         9.20           $ 19.91                  54,048           $ 19.38
      $23.56--$51.50        569,666         8.83           $ 32,69                 140,550           $ 31.00
                          ---------         ----           -------               ---------           -------
      $ 0.26--$ 51.50     3,811,319         8.36           $ 14.59               1,072,644           $  9.81
                          =========         ====           =======               =========           =======

   1997 Employee Stock Purchase Plan

     Under the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), 1,500,000 shares of common stock are reserved for issuance to eligible employees. The Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15 percent of an employee's compensation, at 85% of the lower of the fair market value of the Company's common stock on the first or the last day of each offering period. As of December 31, 2000, 792,825 shares had been purchased and 707,175 shares were reserved for future issuance under the Purchase Plan.

   Stockholder Notes Receivable

     In July 1997, in connection with the purchase of common stock upon exercise of stock options granted to certain officers and employees of the Company, the Company loaned to these officers and employees an aggregate of $405,000, at an interest rate of 6.65% pursuant to Promissory Note and Pledge Agreements. These loans, which are secured by 238,231 shares of common stock, are full recourse notes, and are due in full without regard to the value of the Company's common stock in July 2002, or at the Company's option upon (i) termination of employment with the Company, (ii) a default in the payment of any installment or principal and/or interest when due, (iii) a sale of the pledged stock or (iv) acceleration being reasonably necessary for the Company to comply with any regulations promulgated by the Board of Governors of the Federal Reserve System affecting the extension of credit in connection with the Company's securities. As of December 31, 2000, the unpaid principal portion of these loans was $76,000.

   Deferred Compensation

     In connection with the issuance of stock options to employees and consultants prior to December 1997, the Company recorded deferred compensation in the aggregate amount of approximately $566,000, representing the difference between the fair market value of the Company's common stock and the exercise price of the stock

                            POWER INTEGRATIONS, INC.

options at the date of grant. The Company is amortizing the deferred compensation expense over the shorter of the period in which the employee, director or consultant provides services or the applicable vesting period, which is typically over 48 months. Amortization expense was $140,000 in each of the years ended December 31, 2000, 1999 and 1998. Compensation expense is decreased in the period of forfeiture for any accrued, but unvested compensation arising from the early termination of an option holder's services. Since recording the deferred compensation in 1997, there have been no forfeitures.

   Shares Reserved

     As of December 31, 2000, the Company had 5,511,169 shares of common stock reserved for future issuance under Stock Option and Stock Purchase Plans.

7.   INCOME TAXES:

     The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 provides for an asset and a liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

     The components of the provision for income taxes are as follows (in thousands):

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                              2000      1999       1998
                                                                              ----      ----       ----
          Current provision:
               Federal.....................................................  $10,214    $7,621     $1,886
               State.......................................................      393       616        694
               Foreign.....................................................       --        15         20
                                                                             -------    ------     ------
                                                                              10,607     8,252      2,600
                                                                             -------    ------     ------
          Deferred provision (benefit):
               Federal.....................................................   (1,759)    1,125      4,136
               State.......................................................     (377)       99       (103)
                                                                             -------    ------     ------
                                                                              (2,136)    1,224      4,033
                                                                             -------    ------     ------

          Net decrease in valuation allowance..............................       --    (5,142)    (4,033)
                                                                             -------    ------     ------
                                                                              $8,471    $4,334     $2,600
                                                                             =======    ======     ======

     The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income before provision for income taxes as follows:

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                              2000      1999       1998
                                                                              ----      ----       ----
          Provision computed at Federal statutory rate.....................    35.0%     35.0%      35.0%
          State tax provision, net of Federal benefit......................     3.1       3.1        3.1
          Foreign tax......................................................      --        --        0.1
          Change in valuation allowance....................................      --     (17.9)     (23.0)
          Research and development credits.................................    (2.9)     (3.4)      (3.0)
          Foreign sales corporation........................................    (4.9)     (2.5)        --
          Non deductible expenses and other................................    (0.3)      0.7        4.8
                                                                              -----     -----      -----
                                                                               30.0%     15.0%      17.0%
                                                                              =====     =====      =====

                           POWER INTEGRATIONS, INC.

     The components of the net deferred income tax asset were as follows (in thousands):

                                                                                       December 31,
                                                                                       ------------
                                                                                      2000       1999
                                                                                      ----       ----
          Tax credit carry-forwards..............................................    $ 1,155   $    494
          Inventory reserves.....................................................      2,218      1,896
          Accounts receivable allowances.........................................        542        377
          Accrued vacation.......................................................        294        121
          Other cumulative temporary differences.................................      1,845      1,030
                                                                                     -------   --------
                                                                                     $ 6,054   $  3,918
                                                                                     =======   ========


     Realization of the deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

     As of December 31, 2000, the Company had research and development tax credit carryforwards of approximately $1.2 million. These carry-forwards expire on various dates through 2020. The United States Tax Reform Act of 1986 contains provisions that limit research and development credits available to be used in any given year upon the occurrence of certain events.

8.  LEGAL PROCEEDINGS:

     In August 1998, the Company filed a complaint in the U.S. District Court, District of Delaware, alleging that Motorola had infringed two of the Company's circuit patents. On October 15, 1999, the jury returned a unanimous verdict in favor of the Company and determined that Motorola had willfully infringed one of the Company's patents and awarded the Company $32.3 million in compensatory damages. In March 2000, the Company and Motorola entered into a settlement agreement, pursuant to which, the Court issued a permanent injunction prohibiting Motorola from selling the ICs that were the subject of the lawsuit. Additionally, the Company agreed not to collect the money judgment from Motorola and will continue as a preferred supplier of high-voltage power conversion ICs for cellular phone chargers that Motorola manufactures.

                           POWER INTEGRATIONS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                (In thousands)


                                                                  Balance at   Charged to                  Balance at
                                                                 Beginning of   Costs and                    End of
                  Classification                                    Period      Expenses     Deductions      Period
----------------------------------------------------------      -------------  ----------    ----------    ----------
Allowances for doubtful accounts and customer returns:
    Year ended December 31, 1998..........................         $ 1,269       $   838      $   (814)       $ 1,293
    Year ended December 31, 1999..........................         $ 1,293       $   129      $   (432)       $   990
    Year ended December 31, 2000..........................         $   990       $ 1,084      $ (1,006)       $ 1,068

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             POWER INTEGRATIONS, INC.


Dated: March 20, 2001                        By:     /s/ ROBERT J. LELIEUR
                                                --------------------------------
                                                        Robert J. Lelieur
                                                 Acting Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard F. Earhart and Robert J. Lelieur his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                            /s/  HOWARD F. EARHART
Dated: March 20, 2001                  By:--------------------------------------
                                            Howard F. Earhart
                                            President, Chief Executive Officer
                                            and Chairman of the Board
                                            (Principal Executive Officer)

                                            /s/  ROBERT J. LELIEUR
Dated: March 20, 2001                  By:--------------------------------------
                                            Robert J. Lelieur
                                            Acting Chief Financial Officer
                                            (Principal Financial and Principal
                                            Accounting Officer)

                                            /s/  ALAN D. BICKELL
Dated: March 20, 2001                  By:--------------------------------------
                                            Alan D. Bickell
                                            Director

                                            /s/  NICHOLAS E. BRATHWAITE
Dated: March 20, 2001                  By:--------------------------------------
                                            Nicholas E. Brathwaite
                                            Director

                                            /s/  R. SCOTT BROWN
Dated: March 20, 2001                  By:--------------------------------------
                                            R. Scott Brown
                                            Director

                                            /s/  E. FLOYD KVAMME
Dated: March 20, 2001                  By:--------------------------------------
                                            E. Floyd Kvamme
                                            Director

                                            /s/  STEVEN J. SHARP
Dated: March 20, 2001                  By:--------------------------------------
                                            Steven J. Sharp
                                            Director

                            POWER INTEGRATIONS, INC

                                   EXHIBITS
                                      TO
                            FORM 10-K ANNUAL REPORT

                              For the Year Ended
                               December 31, 2000

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

  10.26++++              Lease agreement dated as of December 29, 1999 between
                         us and Lincoln - RECP Hellyer OPCO, LLC, a Delaware limited liability company.

  10.27*****             Wafer Supply Agreement between us and Matsushita, dated
                         as of June 29, 2000.

  10.28*****             Technology License Agreement between us and Matsushita,
                         dated as of June 29, 2000.

  10.29*****             First Amendment to Loan Agreement dated October 16,
                         1998 between us and Union Bank of California, N.A., dated August 1, 2000.

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

***** As filed with the SEC in our quarterly report on Form 10-Q on November 10, 2000.

+ As filed with the SEC in our quarterly report on Form 10-Q on November 10, 1998.

++ We filed an amendment to the Bylaws with the SEC in our Current Report on Form 8-K on March 12, 1999.

+++ As filed with the SEC in our quarterly report on Form 10-Q on May 10, 1999.

++++ As filed with the SEC in our annual report on Form 10-K on March 29, 2000.