Form 10-Q
period 2001-03-31
POWER INTEGRATIONS INC
filed 2001-05-10
CIK 833640

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                         ____________________________
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to

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


                5245 Hellyer Avenue, San Jose, California 95138
             (Address of principal executive offices)   (Zip code)
                                 (408) 414-9200
              (Registrant's telephone number, including area code)



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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Outstanding at April 30, 2001
      ---------------------------------      --------------------------------
        Common Stock, $.001 par value                27,616,557 shares


================================================================================

                            POWER INTEGRATIONS, INC.

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                                                      Page
    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets                                                     3

               Condensed Consolidated Statements of Operations                                           4

               Condensed Consolidated Statements of Cash Flows                                           5

               Notes To Condensed Consolidated Financial Statements                                      6

    Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                    10

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                               18

PART II.  OTHER INFORMATION

    Item 1.    Legal Proceedings                                                                        19

    Item 2.    Changes in Securities and Use of Proceeds                                                19

    Item 3.    Defaults upon Senior Securities                                                          19

    Item 4.    Submission of Matters to Vote of Security Holders                                        19

    Item 5.    Other Information                                                                        19

    Item 6.    Exhibits and Reports on Form 8-K                                                         19

SIGNATURES                                                                                              20

TOPSwitch, TinySwitch and EcoSmart are trademarks of Power Integrations, Inc.

                         PART 1. FINANCIAL STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS

                           POWER INTEGRATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                          March 31,      December 31,
                                                                                            2001             2000
                                                                                           --------        --------
                                                                                          (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................................       $ 41,975        $ 36,462
   Short-term investments...........................................................         24,225          26,972
   Accounts receivable..............................................................          9,357           9,189
   Inventories......................................................................         21,634          21,599
   Deferred tax assets..............................................................          6,054           6,054
   Prepaid expenses and other current assets........................................          4,477           4,618
                                                                                           --------        --------
       Total current assets.........................................................        107,722         104,894
                                                                                           --------        --------

PROPERTY AND EQUIPMENT, net.........................................................         24,958          22,497
                                                                                           --------        --------
                                                                                           $132,680        $127,391
                                                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capitalized lease obligations.................................       $    649        $    678
   Accounts payable.................................................................          7,125           7,490
   Accrued payroll and related expenses.............................................          3,005           2,980
   Taxes payable and other accrued liabilities......................................          4,227           4,175
   Deferred income on sales to distributors.........................................          2,748           2,566
                                                                                           --------        --------
       Total current liabilities....................................................         17,754          17,889
                                                                                           --------        --------

LONG TERM LIABILITIES:
   Capitalized lease obligations, net of current portion............................            555             715
   Deferred rent....................................................................             94              --
                                                                                           --------        --------
       Total long term liabilities..................................................            649             715
                                                                                           --------        --------


STOCKHOLDERS' EQUITY:
   Common stock.....................................................................             28              28
   Additional paid-in capital.......................................................         75,630          74,049
   Stockholder notes receivable.....................................................            (76)            (76)
   Deferred compensation............................................................             (6)            (41)
   Cumulative translation adjustment................................................           (116)           (118)
   Retained earnings................................................................         38,817          34,945
                                                                                           --------        --------
       Total stockholders' equity...................................................        114,277         108,787
                                                                                           --------        --------
                                                                                           $132,680        $127,391
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

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (In thousands, except per share amounts)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              ---------------------
                                                                                               2001          2000
                                                                                              -------       -------
NET REVENUES:
  Product sales........................................................................       $25,821       $27,587
  License fees and royalties...........................................................           375           423
                                                                                              -------       -------
     Total net revenues................................................................        26,196        28,010

COST OF REVENUES.......................................................................        12,781        13,442
                                                                                              -------       -------

GROSS PROFIT...........................................................................        13,415        14,568
                                                                                              -------       -------

OPERATING EXPENSES:
  Research and development.............................................................         3,546         3,055
  Sales and marketing..................................................................         3,510         3,408
  General and administrative...........................................................         1,302         1,917
                                                                                              -------       -------
     Total operating expenses..........................................................         8,358         8,380
                                                                                              -------       -------

INCOME FROM OPERATIONS.................................................................         5,057         6,188

OTHER INCOME, net......................................................................           522           755
                                                                                              -------       -------

INCOME BEFORE PROVISION FOR
 INCOME TAXES..........................................................................         5,579         6,943

PROVISION FOR INCOME TAXES.............................................................         1,707         2,082
                                                                                              -------       -------

NET INCOME.............................................................................       $ 3,872       $ 4,861
                                                                                              =======       =======

EARNINGS PER SHARE:
  Basic................................................................................       $  0.14       $  0.18
                                                                                              =======       =======
  Diluted..............................................................................       $  0.14       $  0.17
                                                                                              =======       =======

SHARES USED IN PER SHARE CALCULATION:
  Basic................................................................................        27,522        26,756
                                                                                              =======       =======
  Diluted..............................................................................        28,449        28,877
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

                           POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                (In thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              ----------------------
                                                                                               2001           2000
                                                                                              -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................................       $ 3,872        $ 4,861
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization........................................................         1,579            861
  Deferred compensation expense........................................................            35             35
  Deferred income taxes................................................................            --             --
  Deferred rent........................................................................            94             --
  Provision for accounts receivable and other allowances...............................           170           (281)
  Change in operating assets and liabilities:
     Accounts receivable...............................................................          (338)         1,201
     Inventories.......................................................................           (35)        (4,801)
     Prepaid expenses and other current assets.........................................           141            100
     Accounts payable..................................................................          (365)            63
     Accrued liabilities...............................................................           430           (187)
     Deferred income on sales to distributors..........................................           182           (100)
                                                                                              -------        -------
        Net cash provided by operating activities......................................         5,765          1,752
                                                                                              -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..................................................        (4,040)        (2,412)
  Purchases of short-term investments..................................................        (9,500)        (9,925)
  Proceeds from sales and maturities of short-term investments.........................        12,247         13,717
                                                                                              -------        -------
        Net cash provided by (used in) investing activities............................        (1,293)         1,380
                                                                                              -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock...........................................         1,230          2,668
  Proceeds from stockholder note repayment.............................................            --            125
  Principal payments under capitalized lease obligations...............................          (189)          (410)
                                                                                              -------        -------
        Net cash provided by financing activities......................................         1,041          2,383
                                                                                              -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS..............................................         5,513          5,515
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................................        36,462         27,883
                                                                                              -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................................       $41,975        $33,398
                                                                                              =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...............................................................       $    21        $    52
                                                                                              =======        =======
  Cash paid for income taxes...........................................................       $ 1,116        $   625
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

    While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements for the year ended December 31, 2000 included in its Form 10-K.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Cash and Cash Equivalents and Short-Term Investments

    The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of March 31, 2001, the Company's short-term investments consisted of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held to maturity and were valued using the amortized cost method which approximates market.

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

    Segment Reporting

    During 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No.131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, that being the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use in power conversion markets.

                            POWER INTEGRATIONS, INC.

   Recent Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not engage in derivative instruments or hedging activities. Accordingly, there was no impact on the Company's financial statements from the adoption of SFAS No. 133 and SFAS No. 138 in the first quarter of 2001.

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

3. INVENTORIES:

   Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of the following (in thousands):

                                                     March 31,   December 31,
                                                       2001           2000
                                                     -----------------------
   Raw materials..................................    $   700        $ 1,520
   Work-in-process................................     14,444         13,409
   Finished goods.................................      6,490          6,670
                                                      -------        -------
                                                      $21,634        $21,599
                                                      =======        =======
4.  SIGNIFICANT CUSTOMERS AND EXPORT SALES:

    Customer Concentration

    The Company's end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company's net revenues. For the three months ended March 31, 2001 and 2000, ten customers accounted for approximately 73% and 69% of total net revenues, respectively.

   The following customers accounted for more than 10% of total net revenues:

                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
               Customer                                        2001      2000
               --------                                    ---------------------
               A............................................    22%       20%
               B............................................    14%        *

_________
*    less than 10% or no sales

                            POWER INTEGRATIONS, INC.

  Export Sales

  The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       -----------------------------
                                                                                           2001            2000
                                                                                       ------------    -------------
   Taiwan.....................................................................             29%             17%
   Hong Kong/China............................................................             26%             20%
   Western Europe.............................................................             20%             21%
   Korea......................................................................              9%             12%
   Japan......................................................................              2%              2%
   Other......................................................................              3%              9%
                                                                                         -----           -----
                 Total foreign................................................             89%             81%
                                                                                         =====           =====

  Product Sales

  Sales of our TOPSwitch products accounted for 97.4% and 97.5% of net revenues from product sales for the three months ended March 31, 2001 and 2000, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX, TOPSwitch GX, TinySwitch and TinySwitchII.

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

   The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           ---------------------
                                                                                             2001          2000
                                                                                           -------       -------
Basic earnings per share:
  Net income........................................................................       $ 3,872       $ 4,861
                                                                                           -------       -------
  Weighted average common shares....................................................        27,522        26,756
                                                                                           -------       -------
     Basic earnings per share.......................................................       $  0.14       $  0.18
                                                                                           =======       =======

Diluted earnings per share:
  Net income........................................................................       $ 3,872       $ 4,861
                                                                                           -------       -------
  Weighted average common shares....................................................        27,522        26,756
  Weighted average common share equivalents:
     Options........................................................................           925         2,066
     Employee stock purchase plan...................................................             2            55
                                                                                           -------       -------
  Diluted weighted average common shares............................................        28,449        28,877
                                                                                           -------       -------
        Diluted earnings per share..................................................       $  0.14       $  0.17
                                                                                           =======       =======

6. PROVISION FOR INCOME TAXES:

   Income tax expense for the three-month periods ended March 31, 2001 and 2000 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company's effective tax rate for the three months ended March 31, 2001 and 2000 is primarily due to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors That May Affect Future Results of Operations" and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

   The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2000.

Overview

   We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use primarily in AC to DC power conversion markets. We have targeted high-volume power supply markets, including the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer and industrial electronics markets. Our initial focus is on those markets that are sensitive to size, portability, energy efficiency and time-to-market. We believe our patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, we announced the TinySwitch family of integrated circuits for power supplies used in a broad range of electronic products. TinySwitch ICs - designed to reduce energy leakage by incorporating our new EcoSmart technology - enable a new class of light, compact, energy-efficient power supplies. In March 2000, we introduced the TOPSwitch-FX family of products, which also incorporates our EcoSmart technology to help engineers meet the growing need for environmentally friendly power solutions. In November 2000, we introduced the TOPSwitch-GX family of products. The GX family is capable of supplying output levels from 6 watts to 250 watts. We believe that the FX and GX families of ICs give power supply design engineers the ability to cost-effectively integrate additional functionality into the power supplies they design. In March 2001, we introduced the TinySwitch-II family of products with power levels ranging from 3 watts to 20 watts. All of our products introduced since 1998 incorporate our EcoSmart technology.

Results of Operations

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                           Percentage of
                                                      Total Net Revenues for
                                                        Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                        2001             2000
                                                     -----------     -----------
Net revenues:
  Product sales.................................        98.6%            98.5%
  Royalties.....................................         1.4              1.5
                                                     -----------     -----------
     Total net revenues.........................       100.0            100.0
Cost of revenues................................        48.8             48.0
                                                     -----------     -----------
Gross profit....................................        51.2             52.0
                                                     -----------     -----------
Operating expenses:
  Research and development......................        13.5             10.9
  Sales and marketing...........................        13.4             12.2
  General and administrative....................         5.0              6.8
                                                     -----------     -----------
     Total operating expenses...................        31.9             29.9
                                                     -----------     -----------
Income from operations..........................        19.3             22.1
Other income, net...............................         2.0              2.7
                                                     -----------     -----------
Income before provision for income taxes........        21.3             24.8
Provision for income taxes......................         6.5              7.4
                                                     -----------     -----------
Net income......................................        14.8%            17.4%
                                                     ===========     ===========



Comparison of the Three Months Ended March 31, 2001 and 2000


   Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the first quarter ended March 31, 2001 were $26.2 million compared to $28.0 million for the first quarter of 2000, a decrease of $1.8 million, or 6.5%.

   Net revenues from product sales represented $25.8 million and $27.6 million in the first quarter of 2001 and 2000, respectively. The decrease in net revenues from product sales for the three months ended March 31, 2001 was attributable primarily to less than expected demand in power supplies for cellular phones, one of our major markets, which was down approximately 33% from the same quarter in the prior year. Our other major market, PC stand-by, decreased by approximately 5% and the "other markets" category, including the set top decoder box market, increased approximately 12% compared to the quarter ended March 31, 2000. In total, sales of our TOPSwitch and TinySwitch products accounted for 97.4% and 97.5% of net revenues from product sales for the three months ended March 31, 2001 and 2000, respectively.

   International sales were $23.3 million in the first quarter of 2001 compared to $22.8 million for the same period in 2000, an increase of $500,000, or 2.2%, and represented 89.1% of net revenues compared to 81.2% in the comparable period of 2000. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 68.8% and 59.8% of product sales for the three months ended March 31, 2001 and 2000, respectively. We expect international sales will continue to account for a large portion of our net revenues.

   Direct sales for the first quarter of 2001 were divided 53.4% to distributors and 46.6% to original equipment manufacturers, or OEMs, and power supply merchants, compared to 47.0% to distributors and 53.0% to OEMs and power supply merchants for the same quarter in 2000. For the quarter ended March 31, 2001, two separate customers, both of whom are distributors, accounted for approximately 22% and 14% of net revenues sales, and one of those same customers accounted for approximately 20% of net revenues in the quarter ended March 31, 2000.

   Cost of revenues; Gross profit.   Gross profit is equal to net revenues less
cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the first quarter of 2001 was $13.4 million, or 51.2% of net revenues, compared to $14.6 million, or 52.0% of net revenues for the same period in 2000. The decrease in gross profit percentage for the three months ended March 31, 2001 was primarily due to adverse impact of increased customer pricing pressure and lost manufacturing efficiencies due to new product introductions. We cannot assure you that our gross profit will remain at these levels in future periods.

   Research and development expenses.   Research and development expenses
consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the first quarter of 2001 were $3.5 million compared to $3.1 million for the same period in 2000, an increase of $500,000, or 16%, which represented 13.5% and 10.9% of our net revenues, respectively. The increase in absolute dollars for the three months ended March 31, 2001 was primarily due to increased salaries and other costs related to the hiring of additional engineering personnel. We expect research and development expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

   Sales and marketing expenses.   Sales and marketing expenses consist
primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices, which include field applications engineering. Sales and marketing expenses for the first quarter of 2001 were $3.5 million compared to $3.4 million for the same period in 2000, an increase of $100,000, or 3.0%, which represented 13.4% and 12.2% of our net revenues, respectively. The increase in absolute dollars for the three months ended March 31, 2001 was primarily a result of the addition of personnel to support increased sales, and to increase the availability of field application engineers. We expect that sales and marketing expenses will continue to increase in absolute dollars but will fluctuate as a percentage of our net revenues.

   General and administrative expenses.   General and administrative expenses
consist primarily of employee-related expenses for administration, finance, human resources and general management, and consulting, outside services, legal and auditing expenses. For the quarters ended March 31, 2001 and 2000, general and administrative expenses were $1.3 million and $1.9 million, respectively, which represented 5.0% and 6.8% of our net revenues, respectively. The decrease in spending was primarily attributable to a reduction in professional and legal expenses following the settlement last year of our patent infringement lawsuit. We expect general and administrative expenses to continue to increase in absolute dollars, but to fluctuate as a percentage of our net revenues.

   Other income, net.   Other income, net, for the first quarter of 2001
decreased by $233,000 compared to the same period in 2000. The decrease for the three months ended March 31, 2000 was due primarily to lower interest rates on our cash equivalents and short-term investments in 2001 compared to 2000, and a migration from taxable to tax exempt instruments.

   Provision for income taxes.   Provision for income taxes represents Federal,
state and foreign taxes. The provision for income taxes was $1.7 million for the first quarter of 2001 compared to $2.1 million for the same period in 2000. The estimated effective tax rate for 2001 is 30%, the same as was used in the first quarter of 2000. The difference between the statutory rate and our effective tax rate for 2001 and 2000 is primarily due to the beneficial impact of international sales, research and development credits, Federal tax-exempt investments and apportionment of state taxes, net of the federal benefit.

Liquidity and Capital Resources

   At March 31, 2001, we had approximately $66.2 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by the foundries to us. The balance of this credit line is unused and available. The line of credit agreement, which expires on July1, 2002, contains financial covenants and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent. We have financed a significant portion of our machinery and equipment through capital equipment leases. There was no additional equipment financing during the three months ended March 31, 2001.

   As of March 31, 2001, we had working capital, defined as current assets less current liabilities, of approximately $90.0 million, which was an increase of approximately $3.0 million over December 31, 2000. Our operating activities generated cash of $5.8 million and $1.8 million in the quarters ended March 31, 2001 and 2000, respectively. Cash generated in the first quarter of 2001 was principally the result of net income in the amount of $3.9 million, depreciation and amortization, and an increase in accrued liabilities, partially offset by an increase in accounts receivable and a decrease in accounts payable. Cash generated in the first quarter of 2000 was principally the result of net income of $4.9 million, depreciation and amortization, and a decrease in accounts receivable, offset by an increase in inventory.

   Our investing activities were a net transfer from short-term investments to cash and cash equivalents of $2.7 million in the quarter ended March 31, 2001 compared to a net transfer from short-term investments to cash and cash equivalents of $3.8 million in the quarter ended March 31, 2000. Purchases of property and equipment were $4.0 million and $2.4 million in the quarters ended March 31, 2001 and 2000, respectively.

   We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We do not engage in derivative instruments or hedging activities. Accordingly, there was no impact on our financial statements from the adoption of SFAS No. 133 and SFAS No. 138 in the first quarter of 2001.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We have reviewed our revenue recognition policies and determined that they are in compliance with SAB 101. Accordingly, there was no impact on our financial statements from adopting SAB 101 in the fourth quarter of 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

   There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our 2000 Form 10-K.

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

   The table below presents principal amounts and related weighted average interest rates for our investment portfolio at March 31, 2001. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

                                                     ----------      Average
                                                      Carrying       Interest
                                                       Amount          Rate
                                                     ----------      --------
Cash Equivalents:
  Tax-exempt securities...........................   $   28,650         3.57%
                                                     ----------      --------

       Total cash equivalents.....................       28,650         3.57%
                                                     ----------      --------

Short-term Investments:
  U.S. corporate securities.......................        2,000         5.07%
  U.S. government securities......................        4,000         4.90%
  Tax-exempt securities...........................       17,540         4.22%
                                                     ----------      --------

       Total short-term investments...............       23,540         4.73%
                                                     ----------      --------

       Total investment securities................      $52,190         4.44%
                                                     ==========      ========

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

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     a.  Exhibits.
         None

     b.  Reports on Form 8-K.

         None.

   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                POWER INTEGRATIONS, INC.


Dated:   May 10, 2001                           By: /s/   JOHN M. COBB
                                                    ----------------------------
                                                    John M. Cobb
                                                    Chief Financial Officer