Form 10-Q
period 2001-06-30
POWER INTEGRATIONS INC
filed 2001-08-10
CIK 833640

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             ____________________

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001
or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     ______________

                        Commission File Number 0-23441
                         ____________________________

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



                          ___________________________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at July 31, 2001
      ----------------------------------        --------------------------------
        Common Stock, $.001 par value                   27,741,029 shares


================================================================================

                           POWER INTEGRATIONS, INC.

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                       Page
      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets                                     3

               Condensed Consolidated Statements of Operations                           4

               Condensed Consolidated Statements of Cash Flows                           5

               Notes To Condensed Consolidated Financial Statements                      6

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                    10

      Item 3.  Quantitative and Qualitative Disclosures About Market Risks              19

PART II.   OTHER INFORMATION

      Item 1.  Legal Proceedings                                                        20

      Item 2.  Changes in Securities and Use of Proceeds                                20

      Item 3.  Defaults upon Senior Securities                                          20

      Item 4.  Submission of Matters to Vote of Security Holders                        20

      Item 5.  Other Information                                                        20

      Item 6.  Exhibits and Reports on Form 8-K                                         20

SIGNATURES                                                                              21

TOPSwitch, TinySwitch and EcoSmart are trademarks of Power Integrations, Inc.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           POWER INTEGRATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                      June 30,      December 31,
                                                                                        2001            2000
                                                                                   -------------- --------------
                                                                                    (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...................................................      $ 38,805        $ 36,462
   Short-term investments......................................................        28,658          26,972
   Accounts receivable.........................................................         7,208           9,189
   Inventories.................................................................        22,860          21,599
   Deferred tax assets.........................................................         6,054           6,054
   Prepaid expenses and other current assets...................................         2,648           4,618
                                                                                     --------        --------
          Total current assets.................................................       106,233         104,894

PROPERTY AND EQUIPMENT, net....................................................        24,873          22,497
                                                                                     --------        --------
                                                                                     $131,106        $127,391
                                                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capitalized lease obligations............................      $    650        $    678
   Accounts payable............................................................         7,443           7,490
   Accrued payroll and related expenses........................................         3,251           2,980
   Taxes payable and other accrued liabilities.................................         1,510           4,175
   Deferred income on sales to distributors....................................         1,933           2,566
                                                                                     --------        --------
          Total current liabilities............................................        14,787          17,889
                                                                                     --------        --------

LONG TERM LIABILITIES:
   Capitalized lease obligations, net of current portion.......................           392             715
   Deferred rent...............................................................           267              --
                                                                                     --------        --------
          Total long term liabilities..........................................           659             715
                                                                                     --------        --------


STOCKHOLDERS' EQUITY:
   Common stock................................................................            28              28
   Additional paid-in capital..................................................        76,339          74,049
   Stockholder notes receivable................................................           (76)            (76)
   Deferred compensation.......................................................            --             (41)
   Cumulative translation adjustment...........................................          (118)           (118)
   Retained earnings...........................................................        39,487          34,945
                                                                                     --------        --------
          Total stockholders' equity...........................................       115,660         108,787
                                                                                     --------        --------
                                                                                     $131,106        $127,391
                                                                                     ========        ========

        The accompanying notes are an integral part of these condensed consolidated balance sheets.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (In thousands, except per share amounts)

                                                              Three Months Ended June 30,    Six Months Ended June 30,
                                                              ---------------------------    -------------------------
                                                                 2001            2000           2001           2000
                                                              -----------     ----------     ----------     ----------
NET REVENUES:
  Product sales...........................................       $ 20,985       $ 28,637       $ 46,806       $ 56,224
  License fees and royalties..............................            262            375            637            798
                                                                 --------       --------       --------       --------
     Total net revenues...................................         21,247         29,012         47,443         57,022

COST OF REVENUES..........................................         11,893         13,867         24,674         27,309
                                                                 --------       --------       --------       --------

GROSS PROFIT..............................................          9,354         15,145         22,769         29,713
                                                                 --------       --------       --------       --------

OPERATING EXPENSES:
  Research and development................................          3,696          3,431          7,242          6,486
  Sales and marketing.....................................          3,839          3,438          7,349          6,846
  General and administrative..............................          1,434          1,505          2,736          3,422
                                                                 --------       --------       --------       --------
     Total operating expenses.............................          8,969          8,374         17,327         16,754
                                                                 --------       --------       --------       --------

INCOME FROM OPERATIONS....................................            385          6,771          5,442         12,959

OTHER INCOME, net.........................................            572            696          1,094          1,451
                                                                 --------       --------       --------       --------

INCOME BEFORE PROVISION FOR
 INCOME TAXES.............................................            957          7,467          6,536         14,410

PROVISION FOR INCOME TAXES................................            287          2,240          1,994          4,322
                                                                 --------       --------       --------       --------

NET INCOME................................................       $    670       $  5,227       $  4,542       $ 10,088
                                                                 ========       ========       ========       ========

EARNINGS PER SHARE:
  Basic...................................................       $   0.02       $   0.19       $   0.16       $   0.37
                                                                 ========       ========       ========       ========
  Diluted.................................................       $   0.02       $   0.18       $   0.16       $   0.35
                                                                 ========       ========       ========       ========

SHARES USED IN PER SHARE CALCULATION:
  Basic...................................................         27,620         27,210         27,571         27,088
                                                                 ========       ========       ========       ========
  Diluted.................................................         28,528         28,702         28,495         29,021
                                                                 ========       ========       ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                 (In thousands)

                                                                                           Six Months Ended June 30,
                                                                                              2001           2000
                                                                                           ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................................      $  4,542       $ 10,088
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization........................................................         3,124          1,855
  Deferred compensation expense........................................................            41             70
  Deferred income taxes................................................................            --             --
  Deferred rent........................................................................           267             --
  Provision for accounts receivable and other allowances...............................           141             (1)
  Change in operating assets and liabilities:
     Accounts receivable...............................................................         1,840            235
     Inventories.......................................................................        (1,261)        (7,583)
     Prepaid expenses and other current assets.........................................         1,970           (530)
     Accounts payable..................................................................           (47)          (784)
     Accrued liabilities...............................................................        (1,824)         2,372
     Deferred income on sales to distributors..........................................          (633)          (100)
                                                                                             --------       --------
        Net cash provided by operating activities......................................         8,160          5,622
                                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..................................................        (5,500)        (4,376)
  Purchases of short-term investments..................................................       (19,250)       (16,925)
  Proceeds from sales and maturities of short-term investments.........................        17,564         28,098
                                                                                             --------       --------
        Net cash provided by (used in) investing activities............................        (7,186)         6,797
                                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock...........................................         1,720          3,322
  Proceeds from stockholder note repayment.............................................            --            125
  Principal payments under capitalized lease obligations...............................          (351)          (677)
                                                                                             --------       --------
        Net cash provided by financing activities......................................         1,369          2,770
                                                                                             --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS..............................................         2,343         15,189
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................................        36,462         27,883
                                                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................................      $ 38,805       $ 43,072
                                                                                             ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...............................................................      $     39       $     92
                                                                                             ========       ========
  Cash paid for income taxes...........................................................      $  3,849       $  1,263
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Cash and Cash Equivalents and Short-Term Investments

     The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of June 30, 2001, the Company's short-term investments consisted of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held to maturity and were valued using the amortized cost method which approximates market.

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

                            POWER INTEGRATIONS, INC.

  Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company does not engage in derivative instruments or hedging activities. Accordingly, there was no impact on the Company's financial statements from the adoption of SFAS No. 133 and SFAS No. 138 in the first quarter of 2001.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles", respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on its financial statements.


3.   INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                                                                     June 30,    December 31,
                                                                                       2001          2000
                                                                                    -------------------------
   Raw materials..............................................................        $ 1,080      $ 1,520
   Work-in-process............................................................         13,015       13,409
   Finished goods.............................................................          8,765        6,670
                                                                                      -------      -------
                                                                                      $22,860      $21,599
                                                                                      =======      =======

                           POWER INTEGRATIONS, INC.

4.   SIGNIFICANT CUSTOMERS AND EXPORT SALES:

   Customer Concentration

     The Company's end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company's net revenues. Ten customers accounted for approximately 71.0% and 72.7% of total net revenues for the three months ended June 30, 2001 and 2000, respectively, and approximately 71.3% and 70.7% of total net revenues for the six months ended June 30, 2001 and 2000, respectively.

     The following customers accounted for more than 10% of total net revenues:

                                                              Three Months Ended               Six Months Ended
                                                       ----------------------------------------------------------
                                                                    June 30,                        June 30,
           Customer                                           2001            2000            2001            2000
           --------                                    ----------------------------------------------------------
           A.......................................           27.2%           22.4%           24.2%           21.0%
           B.......................................            *              10.4%           10.4%            *

__________________
*  less than 10% or no sales



   Export Sales

     The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

                                                                        Three Months Ended               Six Months Ended
                                                                ----------------------------------------------------------------
                                                                             June 30,                        June 30,
                                                                       2001            2000            2001            2000
                                                                ----------------------------------------------------------------
            Hong Kong/China.................................           34.6%           23.0%           29.5%           21.7%
            Taiwan..........................................           22.0%           23.6%           26.1%           21.8%
            Western Europe..................................           16.8%           16.6%           18.6%           18.8%
            Korea...........................................           13.5%           12.0%           11.4%           12.0%
            Japan...........................................            2.4%            2.5%            1.9%            2.2%
            Thailand........................................            0.7%            3.6%            1.0%            3.1%
            Other...........................................            4.2%            3.3%            2.9%            3.4%
                                                                       ----            ----            ----            ----
                              Total foreign.................           94.2%           84.6%           91.4%           83.0%
                                                                       ====            ====            ====            ====


   Product Sales

     The Company's product sales consist primarily of three product family groups. As a percentage of net revenues from product sales, the product family groups are summarized as follows:

                                                                        Three Months Ended               Six Months Ended
                                                                -------------------------------------------------------------
                                                                             June 30,                        June 30,
                                                                       2001            2000            2001            2000
                                                                -------------------------------------------------------------
            TOPSwitch I and II..............................           62.9%           82.7%           66.6%           83.8%
            TOPSwitch FX and GX.............................           15.2%            1.8%           12.3%            0.9%
            TinySwitch I and II.............................           19.9%           13.5%           18.7%           13.0%
            Other...........................................            2.0%            2.0%            2.4%            2.3%
                                                                      -----           -----           -----           -----
                              Total product sales...........          100.0%          100.0%          100.0%          100.0%
                                                                      =====           =====           =====           =====

                           POWER INTEGRATIONS, INC.

5.   EARNINGS PER SHARE:

     Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options and shares issuable under the employee stock purchase plan using the treasury stock method.

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                    -------------------------- ---------------------------
                                                                         2001          2000          2001          2000
                                                                    -------------  ----------- ------------- -------------
Basic earnings per share:
  Net income...................................................       $   670       $ 5,227       $ 4,542       $10,088
                                                                      -------       -------       -------       -------
  Weighted average common shares...............................        27,620        27,210        27,571        27,088
                                                                      -------       -------       -------       -------
     Basic earnings per share..................................       $  0.02       $  0.19       $  0.16       $  0.37
                                                                      =======       =======       =======       =======

Diluted earnings per share:
  Net income...................................................       $   670       $ 5,227       $ 4,542       $10,088
                                                                      -------       -------       -------       -------
  Weighted average common shares...............................        27,620        27,210        27,571        27,088
  Weighted average common share equivalents:
     Options...................................................           907         1,475           922         1,899
     Employee stock purchase plan..............................             1            17             2            34
                                                                      -------       -------       -------       -------
  Diluted weighted average common shares.......................        28,528        28,702        28,495        29,021
                                                                      -------       -------       -------       -------
        Diluted earnings per share.............................       $  0.02       $  0.18       $  0.16       $  0.35
                                                                      =======       =======       =======       =======

6.   PROVISION FOR INCOME TAXES:

     Income tax expense for the six-month periods ended June 30, 2001 and 2000 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company's effective tax rate for the six months ended June 30, 2001 and 2000 is primarily due to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

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

Overview

     We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use primarily in AC to DC power conversion markets. We have targeted high-volume power supply markets, including the cellular telephone, personal computer, cable and direct broadcast satellite and various consumer and industrial electronics markets. Our initial focus is on those markets that are sensitive to size, portability, energy efficiency and time-to-market. We believe our patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, we announced the TinySwitch family of integrated circuits for power supplies used in a broad range of electronic products. TinySwitch ICs, which are designed to reduce energy leakage by incorporating our new EcoSmart technology, enable a new class of light, compact, energy-efficient power supplies. In March 2000, we introduced the TOPSwitch-FX family of products, which also incorporates our EcoSmart technology to help engineers meet the growing need for environmentally friendly power solutions. In November 2000, we introduced the TOPSwitch-GX family of products. The GX family is capable of supplying output levels from 6 watts to 250 watts. We believe that the FX and GX families of ICs give power supply design engineers the ability to cost-effectively integrate additional functionality into the power supplies they design. In March 2001, we introduced the TinySwitch-II family of products with power levels ranging from 3 watts to 20 watts. All of our products introduced since 1998 incorporate our EcoSmart technology.

Results of Operations

     The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                                 Percentage of                   Percentage of
                                                             Total Net Revenues for          Total Net Revenues for
                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                            --------------------------  -------------------------------
                                                                  2001            2000            2001            2000
                                                            --------------- -------------- --------------- ------------
Net revenues:
  Product sales........................................           98.8%           98.7%           98.7%           98.6%
  License fees and royalties...........................            1.2             1.3             1.3             1.4
                                                               -------         -------          ------          ------
     Total net revenues................................          100.0           100.0           100.0           100.0
Cost of revenues.......................................           56.0            47.8            52.0            47.9
                                                               -------         -------          ------          ------
Gross profit...........................................           44.0            52.2            48.0            52.1
                                                               -------         -------          ------          ------
Operating expenses:
  Research and development.............................           17.4            11.8            15.2            11.4
  Sales and marketing..................................           18.1            11.9            15.5            12.0
  General and administrative...........................            6.7             5.2             5.8             6.0
                                                               -------         -------          ------          ------
     Total operating expenses..........................           42.2            28.9            36.5            29.4
                                                               -------         -------          ------          ------
Income from operations.................................            1.8            23.3            11.5            22.7
Other income, net......................................            2.7             2.4             2.3             2.6
                                                               -------         -------          ------          ------
Income before provision for income taxes...............            4.5            25.7            13.8            25.3
                                                               -------         -------          ------          ------
Provision for income taxes.............................            1.3             7.7             4.2             7.6
                                                               -------         -------          ------          ------
Net income.............................................            3.2%           18.0%            9.6%           17.7%
                                                               =======         =======          ======          ======



Comparison of the Three and Six Months Ended June 30, 2001 and 2000


     Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the quarter ended June 30, 2001 were $21.2 million compared to $29.0 million for the second quarter of 2000, a decrease of $7.8 million, or 26.8%. Net revenues for the six months ended June 30, 2001 were $47.4 million compared to $57.0 million for the comparable period of 2000, a decrease of $9.6 million or 16.8%.

     Net revenues from product sales represented $21.0 million and $28.6 million in the second quarter of 2001 and 2000, respectively. Net revenues from product sales represented $46.8 million and $56.2 million in the six months ended June 30, 2001 and 2000, respectively. The decline in net revenues from product sales for the three months and six months ended June 30, 2001 was generally in all of our end markets and due primarily to the unfavorable economic conditions during the period. For the six months ended June 30, 2001, our largest end market category, consumer products, represented approximately 34% of net product revenue, the category of communications represented approximately 31% of net product revenue, the computer market category represented approximately 20% of net product revenue and the industrial category represented approximately 8% of net product revenue. In total, sales of our TOPSwitch I and II, TOPSwitch FX and GX and TinySwitch I and II product families accounted for 62.9%, 15.2% and 19.9%, respectively, of net product revenues for the three months ended June 30, 2001, and 82.7%, 1.8% and 13.5%, respectively, for the three months ended June 30, 2000. Sales of TOPSwitch I and II, TOPSwitch FX and GX and TinySwitch I and II product families accounted for 66.6%, 12.3% and 18.7%, respectively, of net product revenues for the six months ended June 30, 2001, and 83.8%, 0.9% and 13.0%, respectively, for the six months ended June 30, 2000.

     International sales were $20.0 million in the second quarter of 2001 compared to $24.5 million for the same period in 2000, a decrease of $4.5 million, or 18.4%, which represented 94.2% of net revenues compared to 84.6% in the comparable period of 2000. International sales were $43.4 million for the six months ended June 30, 2001 compared to $47.3 million for the same period in 2000, a decrease of $3.9 million, or 8.2%, which represented 91.4% of net revenues compared to 83.0% in the comparable period of 2000. The decline in our international sales, for the three months and six months periods ended June 30, 2000, was attributable to the reduction in demand due primarily to the unfavorable economic conditions in generally all of our end markets. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 77.4% and 67.6% of our product sales for the three months ended June 30, 2001 and 2000, respectively, and 72.5% and 63.9% of our product sales for the six months ended June 30, 2001 and 2000, respectively. We expect international sales to continue to account for a large portion of our net revenues.

     Direct sales for the second quarter of 2001 were divided 48.7% to distributors and 51.3% to original equipment manufacturers, or OEMs, and power supply merchants, compared to 49.4% to distributors and 50.6% to OEMs and power supply merchants for the same quarter in 2000. For the six months ended June 30, 2001, direct sales were divided 51.4% to distributors and 48.6% to OEMs and power supply merchants, compared to 49.3% to distributors and 50.7 % to OEMs and power supply merchants for the same period in 2000. For the quarter ended June 30, 2001, sales to one customer accounted for 27.2% of net revenues, and for the quarter ended June 30, 2000, that same customer accounted for 22.4% of net revenues, while another customer accounted for 10.4% of net revenues. For the six months ended June 30, 2001, sales to the same two customers accounted for 24.2% and 10.4% of net revenues respectively, and for the six months ended June 30, 2000, one of those same customers accounted for 21.0% of net revenues. Both of these customers are distributors.

     Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the second quarter of 2001 was $9.4 million, or 44.0% of net revenues, compared to $15.1 million, or 52.2% of net revenues for the same period in 2000. Gross profit for the six months ended June 30, 2001 was $22.8 million, or 48.0% of net revenues, compared to $29.7 million, or 52.1% of net revenues for the same period in 2000. The decrease in gross profit percentage for the three months and six months ended June 30, 2001 was due primarily to lower sales volumes, lost manufacturing efficiencies due to new product introductions and the adverse impact of increased customer pricing pressure, partially offset by a decrease in wafer costs due to a weaker Japanese yen. We expect our gross margins to remain in a range of 43% to 45% over the next few quarters, but we cannot assure you that our gross profit will remain at these levels in future periods.

     Research and development expenses. Research and development expenses consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the second quarter of 2001 were $3.7 million compared to $3.4 million for the same period in 2000, an increase of $0.3 million, or 7.7%, which represented 17.4% and 11.8% of our net revenues in each period, respectively. Research and development expenses for the first six months of 2001 were $7.2 million compared to $6.5 million for the same period in 2000, an increase of $0.7 million, or 11.7%, which represented 15.2% and 11.4% of net revenues in each period, respectively. The increase for the three months and six months ended June 30, 2001 was primarily due to increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and higher facility costs. We expect research and development expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales offices and applications engineering. Sales and marketing expenses for the second quarter of 2001 were $3.8 million compared to $3.4 million for the same period in 2000, an increase of $0.4 million, or 11.7%, which represented 18.1% and 11.9% of our net revenues in each period, respectively. Sales and marketing expenses for the first six months of 2001 were $7.3 million compared to $6.8 million for the same period in 2000, an increase of $0.5 million, or 7.3%, which represented 15.5% and 12.0% of our net revenues in each period, respectively. The increase for the three months and six months ended June 30, 2001 primarily resulted from the addition of personnel to support our sales effort and to increase the availability to our customers of field application engineers. We expect sales and marketing expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

     General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. For the quarters ended June 30, 2001 and 2000, general and administrative expenses were $1.4 million and $1.5 million, respectively, which represented 6.7% and 5.2% of our net revenues in each period. For the six months ended June 30, 2001 and 2000, general and administrative expenses were $2.7 million and $3.4 million, respectively, which represented 5.8% and 6.0% of our net revenues in each period. The decrease in spending was attributable primarily to a reduction in professional and legal expenses following the settlement last year of our patent infringement lawsuit, which we initiated with Motorola. We expect general and administrative expenses to increase in absolute dollars, but to fluctuate as a percentage of our net revenues.

     Other income, net. Other income, net, for the second quarter of 2001 decreased by $124, 000 compared to the same period in 2000, and for the six months ended June 30, 2001, decreased by $357, 000 compared to the same period in 2000. The decrease for each of the three and six month periods ended June 30, 2001 was due primarily to lower interest rates on our cash equivalents and short-term investments in 2001 compared to 2000, and a migration from taxable to tax exempt instruments.

     Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $287,000 for the second quarter of 2001 compared to $2.2 million for the same period in 2000. The provision for income taxes was $2.0 million for the first six months of 2001 compared to $4.3 million for the same period in 2000. Our estimated effective tax rate used for both 2001 and 2000 was 30%. The difference between the statutory rate and our effective tax rate for both years is due primarily to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

Liquidity and Capital Resources

     At June 30, 2001, we had approximately $67.5 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by these foundries to us. The balance of this credit line is unused and available. The line of credit agreement, which expires on July 1, 2002, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent. We have financed a significant portion of our machinery and equipment through capital equipment leases. There was no additional equipment financing during the six months ended June 30, 2001.

     As of June 30, 2001, we had working capital, defined as current assets less current liabilities, of approximately $91.4 million, an increase of approximately $4.4 million from December 31, 2000. Our operating activities generated cash of $8.2 million and $5.6 million in the six months ended June 30, 2001 and 2000, respectively. Cash generated in the first six months of 2001 was principally the result of net income in the amount of $4.5 million, depreciation and amortization, and a decrease in accounts receivable and prepaid expenses, partially offset by an increase in inventory and a decrease in accrued liabilities. Cash generated in the first six months of 2000 was principally the result of net income in the amount of $10.1 million, depreciation and amortization, and an increase in accrued liabilities, partially offset by an increase in inventory.

     Our investing activities were a net transfer from cash and cash equivalents to short-term investments of $1.7 million in the six months ended June 30, 2001, and a net transfer from short-term investments to cash and cash equivalents of $11.2 million in the six months ended June 30, 2000. Purchases of property and equipment were $5.5 million and $4.4 million in the six months ended June 30, 2001 and 2000, respectively.

     We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended or modified certain issues discussed in SFAS No. 133. SFAS No. 138 is also effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We do not engage in derivative instruments or hedging activities. Accordingly, there was no impact on our financial statements from the adoption of SFAS No. 133 and SFAS No. 138 in the first quarter of 2001.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles", respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. We do not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on our financial statements.


Factors That May Affect Future Results of Operations

     In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock.

     Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly. Our net revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of our control, and may fluctuate significantly in the future. As a result, our quarterly operating results could fall below the expectations of public market analysts or investors. If that occurs, the price of our stock may decline.

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

     If demand for our products declines in the cellular phone battery charger and desktop personal computer stand-by applications, our net revenues will decrease. Applications of our products in the cellular phone battery chargers and desktop personal computer, or PC, stand-by markets have and will continue to account for a large percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these markets for the foreseeable future. The demand for cellular phones and desktop PCs have been highly cyclical and have been subject to significant economic downturns at various times, for example, demand for these products declined significantly in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This decline in demand contributed to a decline in our net revenues during the comparable period. Any significant downturn in demand in these applications could cause our net revenues to decline and the price of our stock to fall.

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

     If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenues may decline. We depend on Matsushita and OKI to produce wafers, and independent subcontractors to assemble finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of Matsushita or OKI to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compound, which is available from only one vendor, and which is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially adversely affect yields and cost to manufacture. We cannot assure you that acceptable yields will be maintainable in the future.

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

     We cannot be sure that we will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot assure you that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Our failure, or our customers' failure to develop and introduce new products successfully and in a timely manner would harm our business and may cause the price of our common stock to fall. In addition, customers may defer or return orders for existing products in response to the introduction of new products. Although we maintain reserves against returns, we cannot assure you that these reserves will be adequate.

     We rely on a continuous power supply to conduct operations, and California's current energy crisis could disrupt our business and increase our expenses. California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Most of our operations are located in California. We currently have only limited backup generators for emergency alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay shipments of our products to customers, and could result in lost revenue, which could harm our business and results of operations.

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

     The economic downturn in the U.S .has caused a decline in demand for our products. The recent announcements of economic slowdown by major companies in some of the end markets we serve, indirectly through our customers, have caused a slowdown in demand for some of our ICs. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decrease, which adversely affects our operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

   There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our 2000 Annual Report on Form 10-K.

   Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

   The table below presents principal amounts and related weighted average interest rates for our investment portfolio at June 30, 2001. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

                                                                                      Carrying             Average
                                                                                       Amount           Interest Rate
                                                                                       ------           -------------
Cash Equivalents:
  Tax-exempt securities......................................................          $ 30,550             3.33%
                                                                                       --------             ----
       Total cash equivalents................................................            30,550             3.33%
                                                                                       --------             ----
Short-term Investments:
  U.S. corporate securities..................................................             4,000             4.50%
  U.S. government securities.................................................             6,000             4.72%
  Tax-exempt securities......................................................            17,750             3.92%
                                                                                       --------             ----
       Total short-term investments..........................................            27,750             4.38%
                                                                                       --------             ----
       Total investment securities...........................................          $ 58,300             4.12%
                                                                                       ========             ====

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of Power Integrations, Inc. held on June 7, 2001, the following proposals were adopted by the margins indicated.

Proposal I - To elect the following persons as a Class I director to hold office for a three-year term and until his successor is elected and qualified:

                                        Voted For              Withheld
                                      --------------        ---------------
R. Scott Brown                          24,356,268              300,822
Steven J. Sharp                         24,357,293              299,797

  The remaining directors are Nicholas E. Braithwaite and E. Floyd Kvamme (terms expiring in 2002) and Howard F. Earhart and Alan D. Bickell (terms expiring in
  2003).

Proposal II - To approve an amendment to our 1997 Stock Option Plan, which provides that effective January 1, 2002, 685,000 shares, which would otherwise only be available for grant under such plan pursuant to non-statutory stock options may instead be granted pursuant to incentive stock options:

                                    Voted            Voted
                                     For            Against         Abstain
                                ------------    -------------    -------------
                                 18,189,841       6,414,020         53,229

Proposal III - To ratify the appointment of Arthur Andersen LLP as our independent auditors for the fiscal year ending December 31, 2001:

                                    Voted            Voted
                                     For            Against         Abstain
                               -------------    -------------    -------------
                                 24,495,361         154,479           7,250

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits.

         None

     b.  Reports on Form 8-K.

         None.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               POWER INTEGRATIONS, INC.


                                                  /s/ JOHN M. COBB
Dated: August 10, 2001                         By:________________________
                                                  John M. Cobb
                                                  Chief Financial Officer