Form 10-Q
period 2001-09-30
POWER INTEGRATIONS INC
filed 2001-11-09
CIK 833640

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                         Commission File Number 0-23441

                              --------------------

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

                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at October 31, 2001
--------------------------------              ----------------------------------
 Common Stock, $.001 par value                        27,928,951 shares

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


TOPSwitch, TinySwitch and EcoSmart are trademarks of Power Integrations, Inc.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            POWER INTEGRATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                          September 30,  December 31,
                                                                                              2001           2000
                                                                                          -------------  ------------
                                                                                          (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .....................................................        $  42,584     $  36,462
     Short-term investments ........................................................           24,419        26,972
     Accounts receivable ...........................................................            9,278         9,189
     Inventories ...................................................................           24,342        21,599
     Deferred tax assets ...........................................................            6,054         6,054
     Prepaid expenses and other current assets .....................................            1,964         4,618
                                                                                          -----------    ----------
             Total current assets ..................................................          108,641       104,894

PROPERTY AND EQUIPMENT, net ........................................................           24,555        22,497
                                                                                          -----------    ----------
                                                                                             $133,196      $127,391
                                                                                          ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of capitalized lease obligations ..............................      $       554   $       678
     Accounts payable ..............................................................            6,255         7,490
     Accrued payroll and related expenses ..........................................            3,205         2,980
     Taxes payable and other accrued liabilities ...................................            1,295         4,175
     Deferred income on sales to distributors ......................................            1,798         2,566
                                                                                          -----------    ----------
             Total current liabilities .............................................           13,107        17,889
                                                                                          -----------    ----------

LONG TERM LIABILITIES:
     Capitalized lease obligations, net of current portion .........................              334           715
     Deferred rent .................................................................              349          --
                                                                                          -----------    ----------
             Total long term liabilities ...........................................              683           715
                                                                                          -----------    ----------


STOCKHOLDERS' EQUITY:
     Common stock ..................................................................               28            28
     Additional paid-in capital ....................................................           79,127        74,049
     Stockholder notes receivable ..................................................              (38)          (76)
     Deferred compensation .........................................................              --            (41)
     Cumulative translation adjustment .............................................             (119)         (118)
     Retained earnings .............................................................           40,408        34,945
                                                                                          -----------    ----------
             Total stockholders' equity ............................................          119,406       108,787
                                                                                          -----------    ----------
                                                                                             $133,196      $127,391
                                                                                          ===========    ==========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                            POWER INTEGRATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (In thousands, except per share amounts)


                                                                     Three Months Ended         Nine Months Ended
                                                                       September 30,              September 30,
                                                                  ------------------------   -----------------------
                                                                     2001          2000         2001          2000
                                                                  ----------    ----------   ----------    ---------
NET REVENUES:
     Product sales ............................................     $ 22,710      $ 27,377     $ 69,516     $ 83,601
     License fees and royalties ...............................          293           483          930        1,281
                                                                  ----------    ----------   ----------    ---------
             Total net revenues ...............................       23,003        27,860       70,446       84,882

COST OF REVENUES ..............................................       13,092        13,280       37,766       40,589
                                                                  ----------    ----------   ----------    ---------
GROSS PROFIT ..................................................        9,911        14,580       32,680       44,293
                                                                  ----------    ----------   ----------    ---------

OPERATING EXPENSES:
     Research and development .................................        3,586         3,084       10,828        9,570
     Sales and marketing ......................................        3,797         3,139       11,146        9,985
     General and administrative ...............................        1,537         1,743        4,273        5,165
                                                                  ----------    ----------   ----------    ---------
             Total operating expenses .........................        8,920         7,966       26,247       24,720
                                                                  ----------    ----------   ----------    ---------

INCOME FROM OPERATIONS ........................................          991         6,614        6,433       19,573
OTHER INCOME, net .............................................          325           701        1,419        2,152
                                                                  ----------    ----------   ----------    ---------

INCOME BEFORE PROVISION FOR
   INCOME TAXES ...............................................        1,316         7,315        7,852       21,725
PROVISION FOR INCOME TAXES ....................................          395         2,219        2,389        6,541
                                                                  ----------    ----------   ----------    ---------
NET INCOME ....................................................    $     921      $  5,096     $  5,463      $15,184
                                                                  ==========    ==========   ==========    =========

EARNINGS PER SHARE:
     Basic ....................................................    $    0.03     $    0.19    $    0.20    $    0.56
                                                                  ==========    ==========   ==========    =========
     Diluted ..................................................    $    0.03     $    0.18    $    0.19    $    0.53
                                                                  ==========    ==========   ==========    =========

SHARES USED IN PER SHARE CALCULATION:
     Basic ....................................................       27,758        27,325       27,622       27,127
                                                                  ==========    ==========   ==========    =========
     Diluted ..................................................       29,339        28,495       28,748       28,908
                                                                  ==========    ==========   ==========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)


                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                     2001                2000
                                                                                 -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $   5,463          $ 15,184
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization .......................................               4,873             2,977
     Deferred compensation expense .......................................                  41               105
     Deferred rent .......................................................                 349                --
     Provision for accounts receivable and other allowances ..............                 229               159
     Change in operating assets and liabilities:
          Accounts receivable ............................................                (318)           (1,674)
          Inventories ....................................................              (2,743)          (10,177)
          Prepaid expenses and other current assets ......................               2,654              (366)
          Accounts payable ...............................................              (1,235)           (1,932)
          Accrued liabilities ............................................              (1,351)            2,545
          Deferred income on sales to distributors .......................                (768)             (800)
                                                                                 -------------       -----------
               Net cash provided by operating activities .................               7,194             6,021
                                                                                 -------------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment .................................              (6,931)          (10,824)
     Purchases of short-term investments .................................             (24,750)          (22,940)
     Proceeds from sales and maturities of short-term investments ........              27,303            36,169
                                                                                 -------------       -----------
               Net cash provided by (used in) investing activities .......              (4,378)            2,405
                                                                                 -------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock ..........................               3,773             4,695
     Proceeds from stockholder note repayment ............................                  38               125
     Principal payments under capitalized lease obligations ..............                (505)             (953)
                                                                                 -------------       -----------
               Net cash provided by financing activities .................               3,306             3,867
                                                                                 -------------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................               6,122            12,293
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................              36,462            27,883
                                                                                 -------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................            $ 42,584          $ 40,176
                                                                                 =============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest ..............................................         $        53        $      128
                                                                                 =============       ===========
     Cash paid for income taxes ..........................................           $   3,849         $   3,051
                                                                                 =============       ===========

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Cash and Cash Equivalents and Short-Term Investments

     The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of September 30, 2001, the Company's short-term investments consisted of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held to maturity and were valued using the amortized cost method which approximates market.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial statements.

3. INVENTORIES:

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                                                                  September 30,  December 31,
                                                                                      2001          2000
                                                                                 -----------------------------
          Raw materials ...............................................            $   1,542      $  1,520
          Work-in-process .............................................               13,740        13,409
          Finished goods ..............................................                9,060         6,670
                                                                                   ---------     ---------
                                                                                     $24,342       $21,599
                                                                                   =========     =========

                            POWER INTEGRATIONS, INC.

4. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

  Customer Concentration

     The Company's end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company's net revenues. Ten customers accounted for approximately 77.4% and 67.7% of total net revenues for the three months ended September 30, 2001 and 2000, respectively, and approximately 73.1% and 68.9% of total net revenues for the nine months ended September 30, 2001 and 2000, respectively.

     The following customers accounted for more than 10% of total net revenues:


                                       Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                  -------------------------------------------------------
Customer                               2001          2000          2001          2000
--------                          -------------------------------------------------------
A .............................         19.0%          21.3%        22.8%          21.1%
B .............................         16.3%           *           12.2%           *
C .............................         14.5%           *            *              *

------------
*    less than 10% or no sales

     Customers A & B are distributors of the company's products and customer C is a merchant power supply manufacturer who in turn sells its manufactured power supplies to third party customers.

  Export Sales

     The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:


                                       Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                  -------------------------------------------------------
                                       2001          2000          2001          2000
                                  -------------------------------------------------------
Taiwan ........................       35.4%         21.3%         28.9%         21.7%
Hong Kong/China ...............       24.0%         24.3%         27.9%         22.6%
Western Europe ................       16.6%         18.0%         17.9%         18.5%
Korea .........................        9.0%          7.9%          9.1%         10.6%
Singapore .....................        5.7%            --          4.3%           --
Japan .........................        1.2%          3.0%          1.7%          2.5%
Thailand ......................        1.0%          1.9%          1.0%          2.7%
Other .........................        1.6%          4.3%          1.6%          3.7%
                                   --------      --------      --------      --------
          Total foreign .......       94.5%         80.7%         92.4%         82.3%
                                   ========      ========      ========      ========

  Product Sales

     Sales of our TOPSwitch products accounted for 99.5% and 97.7% of net revenues from product sales for the three months ended September 30, 2001 and 2000, respectively, and 98.3 % and 97.7% of net revenues from product sales for the nine months ended September 30, 2001 and 2000, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX, TopSwitch GX, TinySwitch and TinySwitch II.

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

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                 --------------------------  ---------------------------
                                                                        2001        2000         2001       2000
                                                                 --------------------------  ---------------------------
Basic earnings per share:
     Net income ..............................................        $   921     $ 5,096      $ 5,463   $ 15,184
                                                                      -------     -------      -------   --------
     Weighted average common shares ..........................         27,758      27,325       27,622     27,127
                                                                      -------     -------      -------   --------
          Basic earnings per share ...........................        $  0.03     $  0.19      $  0.20   $   0.56
                                                                      =======     =======      =======   ========

Diluted earnings per share:
     Net income ..............................................        $   921     $ 5,096      $ 5,463   $ 15,184
                                                                      -------     -------      -------   --------
     Weighted average common shares ..........................         27,758      27,325       27,622     27,127
     Weighted average common share equivalents:
          Options ............................................          1,569       1,168        1,120      1,750
          Employee stock purchase plan .......................             12           2            6         31
                                                                      -------     -------      -------   --------
     Diluted weighted average common shares ..................         29,339      28,495       28,748     28,908
                                                                      -------     -------      -------   --------
               Diluted earnings per share ....................        $  0.03     $  0.18      $  0.19    $  0.53
                                                                      =======     =======      =======   ========


6. PROVISION FOR INCOME TAXES:

     Income tax expense for the nine-month periods ended September 30, 2001 and 2000 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the statutory rate and the Company's effective tax rate for the nine months ended September 30, 2001 and 2000 is primarily due to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. In this report, the words "anticipates," "believes," "expects," "future," "intends," "should," "will" and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors That May Affect Future Results of Operations" and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2000.

Overview

     We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use primarily in AC to DC power conversion markets. We have targeted high-volume power supply markets, including the consumer, communications, computer and industrial electronics markets. Our initial focus is on those applications that are sensitive to size, portability, energy efficiency and time-to-market. We believe our patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, we announced the TinySwitch family of integrated circuits for power supplies used in a broad range of electronic products. TinySwitch ICs, which are designed to reduce energy leakage by incorporating our new EcoSmart technology, enable a new class of light, compact, energy-efficient power supplies. In March 2000, we introduced the TOPSwitch-FX family of products, which also incorporates our EcoSmart technology to help engineers meet the growing need for environmentally friendly power solutions. In November 2000, we introduced the TOPSwitch-GX family of products. The GX family is capable of supplying output levels from 6 watts to 250 watts. We believe that the FX and GX families of ICs give power supply design engineers the ability to cost-effectively integrate additional functionality into the power supplies they design. In March 2001, we introduced the TinySwitch-II family of products with power levels ranging from 3 watts to 20 watts. All of our products introduced since 1998 incorporate our EcoSmart technology.

Results of Operations

     The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.


                                                                     Percentage of                Percentage of
                                                                 Total Net Revenues for      Total Net Revenues for
                                                                   Three Months Ended           Nine Months Ended
                                                                     September 30,                September 30,
                                                                 ----------------------      ----------------------
                                                                  2001           2000          2001          2000
                                                                 -------        ------       --------       -------
Net revenues:
     Product sales ...........................................     98.7%         98.3%          98.7%         98.5%
     License fees and royalties ..............................      1.3           1.7            1.3           1.5
                                                                 -------        ------       --------       -------
          Total net revenues .................................    100.0         100.0          100.0         100.0
Cost of revenues .............................................     56.9          47.7           53.6          47.8
                                                                 -------        ------       --------       -------
Gross profit .................................................     43.1          52.3           46.4          52.2
                                                                 -------        ------       --------       -------
Operating expenses:
     Research and development ................................     15.6          11.1           15.4          11.3
     Sales and marketing .....................................     16.5          11.3           15.8          11.7
     General and administrative ..............................      6.7           6.2            6.1           6.1
                                                                 -------        ------       --------       -------
          Total operating expenses ...........................     38.8          28.6           37.3          29.1
                                                                 -------        ------       --------       -------
Income from operations .......................................      4.3          23.7            9.1          23.1
Other income, net ............................................      1.4           2.6            2.0           2.5
                                                                 -------        ------       --------       -------
Income before provision for income taxes .....................      5.7          26.3           11.1          25.6
                                                                 -------        ------       --------       -------
Provision for income taxes ...................................      1.7           8.0            3.4           7.7
                                                                 -------        ------       --------       -------
Net income ...................................................      4.0%         18.3%           7.7%         17.9%
                                                                 =======        ======       ========       =======



Comparison of the Three and Nine Months Ended September 30, 2001 and 2000

     Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the quarter ended September 30, 2001 were $23.0 million compared to $27.9 million for the third quarter of 2000, a decrease of $4.9 million, or 17.4%. Net revenues for the nine months ended September 30, 2001 were $70.4 million compared to $84.9 million for the comparable period of 2000, a decrease of $14.5 million or 17.0%.

     Net revenues from product sales represented $22.7 million and $27.4 million in the third quarter of 2001 and 2000, respectively. Net revenues from product sales represented $69.5 million and $83.6 million in the nine months ended September 30, 2001 and 2000, respectively. The decline in net revenues from product sales for the three months and nine months ended September 30, 2001 was generally in all of our end markets and due primarily to the unfavorable economic conditions during the period. With the results of the nine months ended September 30, 2001 and our outlook for the quarter ending December 31, 2001, we expect our full year revenue mix as a percentage of net revenues in the end markets which we serve to be approximately 33% in the consumer market category, 33% in the communications category, 20% in the computer category, 7% in the industrial category and 7% in all other. We also expect the mix of our products families for the full year to be approximately 60% for TOPSwitch I and II, 25% for TINYSwitch I and II and 15% for TOPSwitch FX and GX.

     International sales were $21.7 million in the third quarter of 2001 compared to $22.5 million for the same period in 2000, a decrease of $0.8 million, or 3.6%, which represented 94.5% of net revenues compared to 80.7% in the comparable period of 2000. International sales were $65.1 million for the nine months ended September 30, 2001 compared to $69.8 million for the same period in 2000, a decrease of $4.7 million, or 6.7%, which represented 92.4% of net revenues compared to 82.3% in the comparable period of 2000. The increase in our international sales as a percentage of net revenues, for the three month and nine month periods ended September 30, 2001, was attributable primarily to a major OEM changing its sourcing of our products from North America to a merchant power supply manufacturer located in Asia. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 77.6% and 61.7% of our product sales for the three months ended September 30, 2001 and 2000, respectively, and 74.2% and 63.2% of our product sales for the nine months ended September 30, 2001 and 2000, respectively. We expect international sales to continue to account for a large portion of our net revenues.

     Direct sales for the third quarter of 2001 were divided 49.0% to distributors and 51.0% to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, compared to 50.1% to distributors and 49.9% to OEMs and merchant power supply manufacturers for the same quarter in 2000. For the nine months ended September 30, 2001, direct sales were divided 50.6% to distributors and 49.4% to OEMs and merchant power supply manufacturers, compared to 49.5% to distributors and 50.5 % to OEMs and merchant power supply manufacturers for the same period in 2000. For the quarter ended September 30, 2001, sales to one customer accounted for 19.0% of net revenues, and for the quarter ended September 30, 2000, that same customer accounted for 21.3% of net revenues. A second customer accounted for 16.3% of net revenues for the quarter ended September 30, 2001. For the nine month periods ended September 30, 2001 and 2000, sales to the first customer accounted for 22.8% and 21.1% of net revenues respectively, and for the nine months ended September 30, 2001, sales to the second customer accounted for 12.2% of net revenues. Both of these customers are distributors. A third customer, who is a merchant power supply manufacturer, accounted for 14.5% of net revenues for the quarter ended September 30, 2001. There were no other customers accounting for sales of more than 10% during the periods reported.

     Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the third quarter of 2001 was $9.9 million, or 43.1% of net revenues, compared to $14.6 million, or 52.3% of net revenues for the same period in 2000. Gross profit for the nine months ended September 30, 2001 was $32.7 million, or 46.4% of net revenues, compared to $44.3 million, or 52.2% of net revenues for the same period in 2000. The decrease in gross profit percentage for the three months and nine months ended September 30, 2001 was due primarily to lower sales volumes, lost manufacturing efficiencies due to new product introductions and the adverse impact of increased pressure from customers for lower pricing, partially offset by a decrease in wafer costs and assembly costs. We expect our gross margins to remain in a range of 43% to 45% over the next few quarters, but we cannot assure you that our gross profit will remain at these levels in future periods.

     Research and development expenses. Research and development expenses consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the third quarter of 2001 were $3.6 million compared to $3.1 million for the same period in 2000, an increase of $0.5 million, or 16.3%, which represented 15.6% and 11.1% of our net revenues in each period, respectively. Research and development expenses for the first nine months of 2001 were $10.8 million compared to $9.6 million for the same period in 2000, an increase of $1.2 million, or 13.2%, which represented 15.4% and 11.3% of net revenues in each period, respectively. The increase for the three months and nine months ended September 30, 2001 was due primarily to increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and higher facility costs. We expect research and development expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales offices and applications engineering. Sales and marketing expenses for the third quarter of 2001 were $3.8 million compared to $3.1 million for the same period in 2000, an increase of $0.7 million, or 21.0%, which represented 16.5% and 11.3% of our net revenues in each period, respectively. Sales and marketing expenses for the first nine months of 2001 were $11.1 million compared to $10.0 million for the same period in 2000, an increase of $1.1 million, or 11.6%, which represented 15.8% and 11.7% of our net revenues in each period, respectively. The increase for the three months and nine months ended September 30, 2001 resulted primarily from the addition of personnel to support our sales effort and the increased activity in application engineering. Included in the above marketing expenses are costs associated with applications engineering representing $1.0 million and $0.6 million for the three months ended September 30, 2001 and 2000, respectively, and $2.8 million and $2.1 million for the nine months ended September 30, 2001 and 2000, respectively. We expect sales and marketing expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

     General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. For the quarters ended September 30, 2001 and 2000, general and administrative expenses were $1.5 million and $1.7 million, respectively, which represented 6.7% and 6.2% of our net revenues in each period. For the nine months ended September 30, 2001 and 2000, general and administrative expenses were $4.3 million and $5.2 million, respectively, which represented 6.1% of our net revenues in both periods. The decrease in spending, for the comparable nine month periods, was attributable primarily to a reduction in professional and legal expenses following the settlement last year of our patent infringement lawsuit, which we initiated with Motorola. We expect general and administrative expenses to increase in absolute dollars, but to fluctuate as a percentage of our net revenues.

     Other income, net. Other income, net, for the third quarter of 2001 decreased by $0.4 million compared to the same period in 2000, and for the nine months ended September 30, 2001, decreased by $0.7 million compared to the same period in 2000. The decrease for each of the three and nine month periods ended September 30, 2001 was due primarily to lower interest rates on our cash equivalents and short-term investments in 2001 compared to 2000, and an increase in costs attributable to foreign currency fluctuations.

     Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $0.4 million for the third quarter of 2001 compared to $2.2 million for the same period in 2000. The provision for income taxes was $2.4 million for the first nine months of 2001 compared to $6.5 million for the same period in 2000. Our estimated effective tax rate used for both 2001 and 2000 was 30%. The difference between the statutory rate and our effective tax rate for both years is due primarily to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

Liquidity and Capital Resources

     At September 30, 2001, we had approximately $67.0 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by these foundries to us. The balance of this credit line is unused and available. The line of credit agreement, which expires on July 1, 2002, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent. We have financed a significant portion of our machinery and equipment through capital equipment leases. There was no additional equipment financing during the nine months ended September 30, 2001.

     As of September 30, 2001, we had working capital, defined as current assets less current liabilities, of approximately $95.5 million, an increase of approximately $8.5 million from December 31, 2000. Our operating activities generated cash of $7.2 million and $6.0 million in the nine months ended September 30, 2001 and 2000, respectively. Cash generated in the first nine months of 2001 was principally the result of net income in the amount of $5.5 million, depreciation and amortization, and a decrease in prepaid expenses, partially offset by an increase in inventory and a decrease in accounts payable and accrued liabilities. Cash generated in the first nine months of 2000 was principally the result of net income in the amount of $15.2 million, depreciation and amortization, and an increase in accrued liabilities, partially offset by an increase in inventory and a decrease in accounts payable.

     Our investing activities were a net transfer to cash and cash equivalents from short-term investments of $2.6 million in the nine months ended September 30, 2001, and a net transfer from short-term investments to cash and cash equivalents of $13.2 million in the nine months ended September 30, 2000. Purchases of property and equipment were $6.9 million and $10.8 million in the nine months ended September 30, 2001 and 2000, respectively.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

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

     Some of the factors that could affect our operating results include the following:

     o the volume and timing of orders received from customers;

     o the volume and timing of orders placed by us with our foundries;

     o changes in product mix including the impact of new product introduction on existing products;

     o our ability to develop and bring to market new products and technologies on a timely basis;

     o the timing of investments in research and development and sales and marketing;

     o cyclical semiconductor industry conditions; and

     o fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen.


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

     If demand for our products declines in the major end markets that we serve, our net revenues will decrease. Applications of our products in the consumer, communications and computer end markets, such as cellular phone chargers, stand-by power supplies for PCs and main power supplies for TV set top boxes have and will continue to account for a large percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been subject to significant economic downturns at various times. The recent announcements of economic slowdown by major companies in some of the end markets we serve, indirectly through our customers, have caused a slowdown in demand for some of our ICs. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. This decline in demand contributed to a decline in our net revenues during the three month and nine month periods ended September 30, 2001. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.

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

     Matsushita has licenses to our technology, which it may use to our detriment. Our ability to take advantage of the Japanese market for our products is primarily dependent on Matsushita and its ability to promote and deliver our products. Pursuant to our agreement with Matsushita, Matsushita has the right to manufacture and sell products using our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Although we receive royalties on Matsushita's sales, these royalties are substantially lower than the gross profit we would receive on direct sales. We cannot assure you that Matsushita will not use the technology rights we have granted it to develop or market competing products following any termination of its relationship with us or after termination of Matsushita's royalty obligation to us.

     Our international sales activities subject us to substantial risks. Sales to customers outside of the United States account for a large portion of our net revenues. These sales involve a number of risks to us, including:

     o potential insolvency of international distributors and representatives;

     o reduced protection for intellectual property rights in some countries;

     o the impact of recessionary environments in economies outside the United States;

     o tariffs and other trade barriers and restrictions; and

     o the burdens of complying with a variety of foreign laws.

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

     If our efforts to enhance existing products and introduce new products are not successful, we may not be able to generate demand for our products. Our success depends in significant part upon our ability to develop new ICs for high-voltage power conversion for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into products of leading manufacturers. New product introduction schedules are subject to the risks and uncertainties that typically accompany development and delivery of complex technologies to the market place, including product development delays and defects. If we fail to develop and sell new products in a timely manner, our net revenues could decline.

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

     In the event of an earthquake, terrorist act or other disaster, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities are located near San Francisco, California. This area has been subject to severe earthquakes. In the event of an earthquake, we may be temporarily unable to continue operations at our facilities and we may suffer significant property damage. Any such interruption in our ability to continue operations at our facilities could delay the development and shipment of our products.

     Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the recent terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of military actions or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. Such uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products. Any of these results could substantially harm our business and results of operations, causing a decrease in our revenues.

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

     The table below presents principal amounts and related weighted average interest rates for our investment portfolio at September 30, 2001. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)


                                                   Carrying       Average
                                                    Amount     Interest Rate
                                                  ----------   -------------
Cash Equivalents:
     Tax-exempt securities ....................    $  33,450           2.48%
                                                   ---------      ----------
          Total cash equivalents ..............       33,450           2.48%
                                                   ---------      ----------

Short-term Investments:
     U.S. corporate securities ................        6,500           4.31%
     U.S. government securities ...............        6,000           4.68%
     Tax-exempt securities ....................       11,250           3.70%
                                                   ---------      ----------
          Total short-term investments ........       23,750           4.23%
                                                   ---------      ----------
          Total investment securities .........    $  57,200           3.79%
                                                   =========      ==========

     Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe. Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts as the foreign currency transactions and risks to date have not been significant. We do maintain a Japanese yen account with a U. S. Bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in Japanese yen.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits.

            The following exhibit is attached hereto and filed herewith:

            4.3 Amendment to Rights Agreement between Bank Boston, N.A. and Power Integrations, Inc. dated February 24, 1999, effective as of October 9, 2001.

         b. Reports on Form 8-K.

            None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          POWER INTEGRATIONS, INC.


Dated:   November 9, 2001                 By:   /s/ JOHN M. COBB
                                              ----------------------------------
                                              John M. Cobb
                                              Chief Financial Officer