Form 10-K
period 2001-12-31
POWER INTEGRATIONS INC
filed 2002-03-22
CIK 833640

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________

                         Commission File Number 0-23441

                                 ---------------

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

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of registrant's voting and non-voting common equity held by nonaffiliates of registrant, based upon the closing sale price of the common stock on February 28, 2002, as reported on the NASDAQ National Market, was approximately $333,346,300. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Outstanding shares of registrant's common stock, $0.001 par value, as of February 28, 2002: 28,156,942.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the definitive Proxy Statement for registrant's 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report.

================================================================================

                                TABLE OF CONTENTS

                                     PART I
                                                                                                     Page
                                                                                                      ----
ITEM 1.  BUSINESS .................................................................................     3

ITEM 2.  PROPERTIES ...............................................................................    15

ITEM 3.  LEGAL PROCEEDINGS ........................................................................    15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................................    15


                                     PART II

ITEM 5.  MARKET FOR POWER INTEGRATIONS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............    16

ITEM 6.  SELECTED FINANCIAL DATA ..................................................................    17

ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS .........    18

ITEM 7a. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS ................................    31

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................................    31

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .....    31

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY ..........................................    32

ITEM 11. EXECUTIVE COMPENSATION ...................................................................    32

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...........................    32

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........................................    32


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..........................    33

SIGNATURES ........................................................................................    52

PART I

     TOPSwitch, TinySwitch and EcoSmart are trademarks of Power Integrations,
Inc.

Item 1.  Business

Overview

     We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, commonly referred to as ICs, for use primarily in alternating current to direct current, or AC to DC, power conversion. We have targeted high-volume power supply markets including:

     o    the communications market;

     o    the consumer market;

     o    the computer market; and

     o    the industrial electronics markets.

     Our initial focus is on those applications that are sensitive to size, portability, energy efficiency and time-to-market. We believe our patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, we announced the TinySwitch family of integrated circuits for power supplies used in a broad range of electronic products. TinySwitch ICs, which are designed to reduce energy leakage by incorporating our new EcoSmart technology, enable a new class of light, compact, energy-efficient power supplies. In March 2000, we introduced the TOPSwitch-FX family of products, which also incorporates our EcoSmart technology to help engineers meet the growing need for environmentally friendly power solutions. In November 2000, we introduced the TOPSwitch-GX family of products. The GX family is capable of supplying output levels from 6 watts to 290 watts. We believe that the FX and GX families of ICs give power supply design engineers the ability to cost-effectively integrate additional functionality into the power supplies they design. In March 2001, we introduced the TinySwitch-II family of products with power levels ranging from 4 watts to 23 watts. All of our products introduced since 1998 incorporate our EcoSmart technology.

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

Our Highly Integrated Solution

     We have developed several families of high-voltage power conversion ICs, which we believe are the first highly integrated power conversion ICs to achieve widespread market acceptance. Since introducing our TOPSwitch family of products in 1994, based on this and subsequent innovations, we have shipped into the market we pioneered approximately 680 million ICs. These patented ICs achieve a high level of system integration by combining a number of electronic components into a single IC. Our TOPSwitch and TinySwitch products enable many power supplies in the 0.5 to 290-watt power range to have a total cost equal to or lower than discrete switchers. Our TOPSwitch and TinySwitch products offer the following key benefits to power supplies:

     o    Fewer Components, Reduced Size and Enhanced Functionality

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

     o    Improved Efficiency

          Our integrated circuit also improves electrical efficiency, which reduces power consumption and excess heat generation. Our patented low-loss, high-voltage device, combined with its control circuitry, improves overall electrical efficiency during both full operation and stand-by mode.

     o    Reduced Time-to-Market

          Our integrated circuit makes power supply design simpler and once customers have created designs using our ICs, they can apply that design to new products, resulting in a shorter time-to-market and reduced product development risk.

     o    Wide Power Range and Scalability

          Products in our current TOPSwitch and TinySwitch families can address a power range of 0.5 to 290 watts. Within each family of products, the switcher designer can scale up or down in power to address a wide range of designs with minimal design effort.

Strategy

     Our objective is to be the leading provider of high-voltage power conversion ICs. We intend to pursue the following strategies to accelerate adoption of our products:

     o    Target High-Volume Markets

          Because of our products' scalability and ability to address a wide power range, a small number of products address a wide variety of customer needs, allowing us to take advantage of economies of scale and making us more competitive.

     o    Focus on Markets that Can Derive Significant Benefits from Integration

          We are initially focusing our efforts on those markets that are particularly sensitive to size, portability, energy efficiency and time to market issues. We achieved early success in the cellular phone fast charger market, as cellular phone customers demanded more portable travel chargers instead of stand-alone desktop chargers. We have also achieved success in the desktop PC market due to the market's demand for stand-by power capability, and in the cable and direct broadcast satellite decoder box market due to that market's need for reducing component count and for shortening product design cycles. As other significant market opportunities emerge for our TOPSwitch products, we intend to focus our resources on the development and penetration of those markets.

     o    Deliver Systems Solutions and Provide Applications Expertise

          To help potential customers decide to purchase our TOPSwitch products, we offer comprehensive application design support. We provide extensive application notes, software design tools and reference design boards. We also provide application-engineering support out of our headquarters and through field application engineering labs located in China, England, Germany, India, Japan, Korea and Taiwan. We have committed substantial resources to system support by dedicating approximately 35 percent of our technical workforce to applications engineering. We believe our power supply systems expertise and investment in field applications engineering provide us significant competitive advantages.

     o    Extend Technological Leadership in High-Voltage Analog ICs

          Our proprietary device structures and fabrication processes as well as circuit and system designs have resulted in 39 U.S. patents and 51 foreign patents. These patents, in combination with our other intellectual property, form the basis of our TOPSwitch and TinySwitch product families. We recently introduced an enhanced TOPSwitch product family that provides improved power capability and system cost advantages while preserving the design simplicity of our original TOPSwitch products. We continue to improve our device structures, wafer fabrication processes and circuit and system designs and seek to obtain additional patents to protect our intellectual property.

     o    Leverage Patented Technology in Strategic Relationships

          We have established relationships with Matsushita Electronics Corporation, and with OKI Electric Industry in order to take advantage of these companies' high volume manufacturing resources, and in the case of Matsushita, to also generate royalty revenues. Our wafer manufacturing relationships with Matsushita and OKI enable us to focus on fundamental high-voltage silicon technology, product design and marketing while minimizing fixed costs and capital expenditures. Matsushita also has licensed the right to manufacture our products for sale in certain geographic regions and for use in its own products.

Products

     Below is a brief description of our products:

     o    TOPSwitch and TinySwitch Product Families

          Our TOPSwitch and TinySwitch high-voltage analog IC products are able to meet the power conversion needs of a wide range of applications within high volume markets. Sales of TOPSwitch and TinySwitch products accounted for 98%, 98% and 97% of our net revenues in 2001, 2000 and 1999, respectively.

          *    TOPSwitch

               The TOPSwitch family was introduced in 1994 and consists of 13 products. The key benefits that the TOPSwitch family brings to power supplies, compared to discrete switchers, include fewer components, reduced size, enhanced functionality and lower cost in many applications. Our TOPSwitch products integrate a PWM controller, a high-voltage MOSFET and a number of other electronic components into a single 3 terminal IC.

          *    TOPSwitch II

               The TOPSwitch II family was introduced in April 1997 and consists of 11 products. The TOPSwitch II products further lower the switcher costs by improving the performance of TOPSwitch and addressing low power applications with lower cost packaging. The TOPSwitch II family uses the same proprietary architecture as the original TOPSwitch family, enabling switcher designers experienced with TOPSwitch to take advantage of the TOPSwitch II benefits without implementing a new architecture.

          *    TinySwitch

               The TinySwitch family was introduced in September 1998 and consists of 5 products. The product line topology was specifically designed to address low power applications below 10 watts. The TinySwitch family of high voltage ICs was the first family of chips to incorporate EcoSmart technology to address the growing global demand to reduce energy waste in a wide range of electronic products. It dramatically reduces the energy consumed during standby and no-load, enabling our customers to meet governmental energy efficiency guidelines.

          *    TOPSwitch-FX

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

          *    TOPSwitch-GX

               The TOPSwitch-GX family was introduced in November 2000 and consists of 21 products. It is capable of supplying output power levels up to 290 watts. TOPSwitch-GX is the first monolithic high voltage switching power IC capable of providing this level of power. Our recently introduced novel, high-voltage technology further improves silicon efficiency of this family of devices by using dual-conduction layers. This structure provides a transistor conduction capability that results in a significantly more cost-effective high voltage device than that of competing technologies. The new family incorporates the features offered in earlier TOPSwitch product families as well as new ones through additional user configurable pins. This allows a higher level of end user design flexibility, resulting in improved power supply design optimization and lower system cost. Advanced EcoSmart technology offers improved standby energy efficiency. Applications for TOPSwitch-GX devices include set-top boxes, DVD players, desktop computers, LCD monitors, internet appliances and printers.

          *    TinySwitch- II

               The TinySwitch-II family was introduced in March 2001 and consists of 4 products. This product line maintains the simplicity of the previous TinySwitch line while providing additional features and lowering system cost. This family of products is also implemented on the new dual conduction high voltage silicon technology and addresses power levels up to 23 watts. TinySwitch-II devices enable manufacturers to easily and cost effectively meet energy guidelines for standby power as outlined in Europe's EC Code of Conduct and the one watt standby executive order and Energy Star in the U.S. Applications for these devices include low power adaptors for portable equipment such as cell phones, PDAs, digital cameras, external computer peripherals, power tools, standby power supplies found in PCs and audio/video equipment and power supplies for home appliances.

     o    Other Products

          Our products also include our SMP family, INT family and a limited number of custom products. Sales of these products accounted for 2%, 2% and 3% of our net revenues in 2001, 2000 and 1999, respectively. These products are scheduled for end-of-life at the end of 2002.

Markets and Customers

     Our strategy is to target high-volume power supply applications and to initially focus on markets that can benefit the most from our highly integrated power conversion ICs. The following chart shows representative customers and end users and the primary applications of our products in power supplies in several major market categories.

Market Category                       Primary Applications                        Customers
------------------------------------  ------------------------------------------  ---------------------------------
     o    Communications              cellular phones, wireless PDAs, cable       AcBel, Anam, Leader, Mitsubishi,
                                      modem, XDSL modems, network                 Motorola, Nokia, Phihong, Quante,
                                      hubs, Telcom AC-DC, Telcom DC-DC            Salom, Samsung

     o    Consumer                    cable and DBS set top box, digital          Braun, Daewoo, General Electric,
                                      camera, DVD, TV standby, home               LG, Maytag, Miele, Mitsubishi,
                                      comfort, major appliances, personal         Pace, Philips, Samsung, Shinco,
                                      care and small appliances                   Sony, Whirlpool

     o    Computer                    desktop standby, desktop main,              AcBel, Artesyn, Astec, Compaq,
                                      notebook adapter, monitors,                 Dell, Delta, Hipro, IBM, Liteon,
                                      multimedia audio, printer, removable        Magnetek, Samsung
                                      media, LCD projector

     o    Industrial Electronics      industrial control, utility meters, motor   Actaris, American Power
                                      control, uninterruptible power supply       Conversion, Black & Decker, EBM
                                      (UPS)                                       Werke GmbH, Formosa
                                                                                  Electronics, Samsung,
                                                                                  Schlumberger, Siemens

     Revenue by our end market categories for 2001 was approximately 36 percent communications, 31 percent consumer, 19 percent computer, 7 percent industrial electronics and 7 percent other markets.

Sales, Distribution and Marketing

     We sell our products to original equipment manufacturers (OEMs) and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors. Our international sales representatives also act as distributors in Europe and Asia. In the United States, we use two national distributors and a number of regional sales representatives. We have sales offices in California, Georgia and Illinois, as well as in China, England, Germany, India, Japan, Korea, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 49%, 50% and 60% of our net product revenues for 2001, 2000 and 1999, respectively, while sales through distributors accounted for approximately 51%, 50% and 40% for 2001, 2000 and 1999, respectively. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and the sales representatives and distributors can discontinue marketing any of our products at any time.

     Our products are generally incorporated into a customer's power supply at the design stage. Our sales and marketing efforts are focused on facilitating the customer's use of our products in the design of new power supplies for specific applications. An important competitive factor in determining whether a customer decides to use our products in its designs is our commitment to provide comprehensive application design support. We publish comprehensive data books and design guides, and provide to our current and prospective customers extensive application notes and reference design boards. We also have available our "P I Expert" software, which is a PC-based design program that aids users in designing power supplies. In addition, we provide application-engineering support out of our headquarters, and our field application engineering labs provide local resources to support customers in key geographies. We focus particular efforts on building relationships with, and providing support to, industry-leading OEMs and merchant power supply manufacturers. We have committed substantial resources to system support by dedicating approximately 35 percent of our technical workforce to applications engineering.

     Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers, accounted for a significant portion of our revenue in 2001 and 2000. We estimate that our top ten customers, including distributors which resell to large OEMs and merchant power supply manufacturers, accounted for 74%, 69% and 68% of our net revenues for 2001, 2000 and 1999, respectively. For 2001, Memec Electronic Components and Synnex Technologies, both distributors, accounted for 22% and 13% of our net revenues, respectively. Also in 2001, Phihong Enterprise Co., a merchant power supply manufacturer, accounted for 11% of our net revenues. For 2000, Memec and Synnex accounted for 22% and 10% of our net revenues, respectively. For 1999, these two distributors accounted for 16% and 11% of our net revenues, respectively. No other customers accounted for more than 10% of net revenues during 2001, 2000 and 1999. In 2001, 2000 and 1999, international sales comprised 93%, 84% and 78%, respectively, of our net revenues.

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

Technology

     o    High-Voltage Transistor Structure and Process Technology

          We have developed a patented high-voltage, power IC technology, which uses our proprietary high voltage MOS transistor structure and fabrication process and has resulted in 12 U.S. patents. The technology enables us to integrate cost effectively on the same monolithic IC, high-voltage n-channel transistors with industry standard CMOS and bipolar components. The IC device structure and the wafer fabrication process both contribute to the cost effectiveness of our high-voltage technology. Recently introduced novel, high-voltage technology further improves silicon efficiency of the devices by using dual-conduction layers. The device structure provides a transistor conduction capability that results in a significantly more cost-effective high voltage device than that of competing technologies. Our high voltage ICs have been implemented on low cost silicon wafers using standard 5V CMOS silicon processing techniques with a relatively large feature size of 3-microns combined with our proprietary implant process step.

     o    IC Design and System Technology

          Our proprietary IC designs combine complex control circuits and high-voltage transistors on the same monolithic IC. Our IC design technology takes advantage of our high-voltage process to minimize the die size of both the high-voltage device and control circuits and improve the performance of our ICs versus alternative integrated technologies. We also have developed system expertise in switching converters that have resulted in new innovative topologies that reduce system cost, increase system performance and greatly improve energy efficiency of power supplies compared to alternative approaches. Our innovations in IC circuit designs system level architectures have resulted in 27 U.S. patents, and have enabled us to develop revolutionary products such as the highly integrated TOPSwitch, TOPSwitch-GX and TinySwitch family of ICs and scalable architecture for integrated switchers.

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

     In 2001, 2000 and 1999, we spent $14.5 million, $12.5 million and $10.8 million, respectively, on research and development efforts. We expect to continue to invest substantial funds in research and development activities. The development of high-voltage analog ICs is highly complex. We cannot guarantee that we will develop and introduce new products in a timely and cost-effective manner or that our development efforts will successfully permit our products to meet changing market demands.

Intellectual Property and Other Proprietary Rights

     We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. We hold 39 U.S. patents and have generally filed for or received foreign patent protection on these patents resulting in 51 foreign patents to date. The U.S. patents have expiration dates ranging from 2006 to 2020. We are currently pursuing additional U.S. patent applications relating to new products and improvements, and extensions of our current products. We cannot guarantee that our pending United States or foreign patent applications or any future United States or foreign patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, we cannot guarantee that others will not independently develop similar or competing technology or design around any of our patents. We also hold 18 trademarks, six in the U.S., two in California, two in Taiwan, one in Korea, two in Hong Kong, one in China, one in Europe and three in Japan.

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

     We have also granted a perpetual, non-transferable license to AT&T Microelectronics to use certain of our IC processes and device technologies in the products AT&T sells. In addition, pursuant to an agreement with MagneTek, Inc., we have granted MagneTek an exclusive, non-transferable, perpetual royalty-free license to manufacture lighting products that incorporate certain of our technology.

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

     Our wafer supply agreements with Matsushita and OKI expire in June 2005 and September 2003, respectively. Under the terms of our agreement with Matsushita, we establish minimum annual and monthly purchase and sale commitments annually with the mutual agreement of Matsushita. We also establish pricing by good faith agreement, subject to our right to most favored pricing. Under the terms of the OKI agreement, OKI has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by OKI and us. Our agreements with both Matsushita and OKI provide for the purchase of wafers in Japanese yen. Both agreements allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar.

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

     We typically receive shipments from Matsushita or OKI approximately 5 to 9 weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers from Matsushita and OKI 4 to 6 weeks before the desired ship date to our customers. As a result of these factors and the fact that customers' orders can be made with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. This could cause us to have excess or a shortage of inventory of a particular product. From time to time in the past we have been unable to fully satisfy customer requests as a result of these factors. Any significant disruptions in deliveries would materially adversely affect our business and operating results. We carry a substantial amount of inventory of tested wafers to help offset these factors to better serve our markets and meet customer demand.

Competition

     The high-voltage power supply industry is intensely competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for our products is cost effectiveness. Our products face competition from alternative technologies, including traditional linear transformers and discrete switcher power supplies. We believe that at current pricing, our families of high-voltage power conversion ICs offer favorable cost-performance benefits compared to linear and discrete switcher supplies in many high-volume applications. However, there has been sizeable overcapacity of discrete components, which resulted in significant price erosion for these products during 2000 and 2001. A continuation of the price decline of discrete components, such as high-voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of the TOPSwitch products. Also, older alternative technologies like linear transformers are more cost-effective than discrete switchers and integrated switchers that use our ICs in certain low power ranges for certain applications. If power requirements for certain applications in which our products are currently utilized, such as battery chargers for cellular telephones, drop below certain power levels, these older alternative technologies can be used more cost effectively than switchers. Our TinySwitch IC family, introduced in September 1998, was specifically designed to enhance the cost effectiveness of our integrated switcher solutions in the low power range. However, we cannot guarantee that our efforts in this area will continue to be successful.

     Recently, our TOPSwitch product families have begun to meet increased competition from hybrid and single high-voltage ICs similar to TOPSwitch. These competing products are being developed or have been developed and are being produced by companies such as ON Semiconductor, STMicroelectronics, Fairchild Semiconductor Infineon, Philips and Sanken Electric Company. We expect competition to increase as companies like these see the success we have had in converting older technologies to the integrated solutions enabled by our product offerings. To the extent these competitors' products are more cost effective than our products, our business, financial condition and operating results could be materially adversely affected. Many of our emerging competitors, including STMicroelectronics, Fairchild, Infineon, Philips and Sanken, have significantly greater financial, technical, manufacturing and marketing resources than do we. In the context of a market where a high-voltage IC is designed into a customer's product and the provider of such ICs is therefore the sole source of the IC for that product, greater manufacturing resources may be a significant factor in the customer's choice of the IC because of the customer's perception of greater certainty in its source of supply.

     Our ability to compete in our target markets also depends on such factors as:

     o timing and success of new product introductions by us and our competitors;

     o the pace at which our customers incorporate our products into their end user products;

     o availability of wafer fabrication and finished good manufacturing capability;

     o    availability of adequate sources of raw materials;

     o protection of our products by effective utilization of intellectual property laws; and

     o    general economic conditions.

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

Employees

     As of December 31, 2001, we employed 264 full time personnel, consisting of 108 in manufacturing, 62 in research and development, 36 in applications support, 35 in sales and marketing and 23 in finance and administration.

Executive Officers of Power Integrations

     As of February 28, 2002, our executive officers, which are elected by and serve at the discretion of the board of directors, were as follows:

Name                          Position With Power Integrations                                 Age
----------------------------  ---------------------------------------------------------------  ---
Balu Balakrishnan             President and Chief Executive Officer                             47
Derek Bell                    Vice President, Engineering                                       58
John M. Cobb                  Vice President, Finance and Administration, Chief Financial       45
                              Officer
Richard S. Fassler            Vice President, Marketing                                         50
Bruce Renouard                Vice President, Worldwide Sales                                   41
Daniel M. Selleck             Vice President, Strategic Business Development                    55
John Tomlin                   Vice President, Operations                                        54
Clifford J. Walker            Vice President, Corporate Development                             50
Howard F. Earhart             Chairman of the Board                                             62
Alan D. Bickell(1)(2)         Director                                                          65
Nicholas E. Brathwaite(2)     Director                                                          43
R. Scott Brown(1)             Director                                                          60
E. Floyd Kvamme(1)(2)         Director                                                          64
Steven J. Sharp               Director                                                          60

-----------
(1) Member of the compensation committee

(2) Member of the audit committee

     Balu Balakrishnan became the president and chief executive officer in January 2002. He served as our president and chief operating officer from April 2001 to January 2002. From January 2000 to April 2001, he was the vice president of engineering and strategic marketing. From September 1997 to January 2000 he was the vice president of engineering and new business development. From September 1994 to September 1997 Mr. Balakrishnan served as our vice president of engineering and marketing. He served as our vice president of design engineering from April 1989 to September 1994.

     Derek Bell has served as vice president of engineering since joining us in April of 2001. Previously Mr. Bell was vice president of engineering for the professional services group at Synopsys during 1999 and 2000, vice president of strategic alliances at Cirrus Logic from 1996 to 1999, vice president and general manager of the application specific product group at National Semiconductor from 1995 to 1996 and served as president and chief executive officer of NovaSensor, a manufacturer of silicon sensors from 1990 to 1994. He also held various senior management positions at Signetics from 1972 to 1990, most recently as group vice president.

     John M. Cobb has served as our vice president, finance and administration and chief financial officer since April 2001. From April 1990 to October 2000, Mr. Cobb held various senior level financial positions at Quantum Corporation, a computer storage company, most recently as vice president, finance and chief financial officer of the Hard Disk Drive Group.

     Richard S. Fassler has served as our vice president, marketing since January 2000. From 1986 to 2000, Mr. Fassler held various positions, most recently as the vice president of sales and marketing at IXYS Corporation, a designer and developer of power semiconductors.

     Bruce Renouard has served as our vice president, worldwide sales since February 2002. Mr. Renouard joined our company in January 2002 as a member of the sales organization. From August 1999 to August 2001, he served as vice president, worldwide sales of Zoran Corporation, a provider of digital solutions in the multimedia and consumer electronics markets. Mr. Renouard held the position of director, worldwide market development from June 1997 to August 1999 for IDT/Centaur, an X 86 processor and start-up. From January 1995 to June 1997, he served as national distribution sales manager for Cyrix Corp, a company specializing in Intel compatible processors.

     Daniel M. Selleck has served as our vice president, strategic business development since February 2002. He was our vice president, worldwide sales from May 1993 to February 2002. From February 1984 to May 1993, Mr. Selleck held various sales management positions with Philips Semiconductor including european regional sales manager and western area sales manager in the United States.

     John Tomlin has served as our vice president, operations since October 2001. From 1981 to 2001, Mr. Tomlin served in a variety of senior management positions in operations, service, logistics and marketing, most recently as vice president of worldwide operations at Quantum Corporation, a computer storage company.

     Clifford J. Walker has served as our vice president, corporate development since June 1995. From September 1994 to June 1995, Mr. Walker served as vice president of Reach Software, a software company. From December 1993 to September 1994, Mr. Walker served as president of Morgan Walker, a consulting company.

     Howard F. Earhart served as our president, chief executive officer and as a director from January 1995 until January 2002, and continues as chairman of the board of directors. Mr. Earhart brings more than 30 years of executive management experience to Power Integrations. His management experience includes photographic film products at Eastman Kodak and consumer products at Memorex Corporation where he was president of the consumer products group. Mr. Earhart also served as the chief executive officer of Lin Data Corporation and Information Magnetics Corporation; both companies manufacture semiconductor-based components for the disk drive industry. Mr. Earhart currently serves on the boards of two private companies. He holds a B.S. in chemical engineering from Clarkson University.

     Alan D. Bickell has served as a member of the board of directors since April 1999. Mr. Bickell retired in 1996 after more than 30 years with Hewlett Packard, serving as a corporate senior vice president and managing director of geographic operations since 1992. Mr. Bickell also serves on the boards of Asiainfo Holdings, Inc., Junior Achievement International and the Peking University Educational Foundation (USA).

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

     R. Scott Brown has served as member of the board of directors since July 1999. Mr. Brown has been retired since May 1999. From 1985 to May 1999, Mr. Brown served as senior vice president of worldwide sales and support for Xilinx, Inc., a designer and developer of complete programmable logic solutions for use by electronic equipment manufacturers.

     E. Floyd Kvamme has served as a member of the board of directors since September 1989. Mr. Kvamme has been a general partner of Kleiner Perkins Caufield & Byers, a venture capital company, since 1984. Mr. Kvamme also serves on the boards of Brio Technology, Harmonic Inc., National Semiconductor, Photon Dynamics and several private companies.

     Steven J. Sharp is one of our founders and has served as a member of the board of directors since our inception. Mr. Sharp has served as president, chief executive officer and chairman of the board of TriQuint Semiconductor, a manufacturer of electronic components for the communications industry, since September 1991.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Power Integration's Common Equity and Related Stockholder Matters.

     Our common stock trades on the Nasdaq National Market under the symbol "POWI." As of February 28, 2002, there were approximately 120 stockholders of record. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the quarter indicated, the range of daily closing prices per share of our common stock as reported on the Nasdaq National Market:

                                                      Price Range
                                                  -------------------
        Year Ended December 31, 2001                High         Low
        ----------------------------              -------     -------
        Fourth quarter                            $ 27.10     $ 16.58
        Third quarter                             $ 25.71     $ 15.36
        Second quarter                            $ 22.79     $ 12.10
        First quarter                             $ 23.06     $ 10.25

        Year Ended December 31, 2000                High         Low
        ----------------------------              -------     -------
        Fourth quarter                            $ 17.19     $  9.34
        Third quarter                             $ 26.13     $ 12.75
        Second quarter                            $ 30.75     $ 15.06
        First quarter                             $ 65.63     $ 22.75

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

                                                                           Years Ended December 31,
                                                               --------------------------------------------------
                                                                2001       2000       1999       1998      1997
                                                                ----       ----       ----       ----      ----
                                                                     (in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues:
     Product sales .........................................   $92,919   $109,759   $102,655   $68,206    $44,827
     License fees and royalties ............................     1,176      1,755      1,412     1,802      1,162
                                                               -------   --------   --------   -------    -------
          Total net revenues ...............................    94,095    111,514    104,067    70,008     45,989
Cost of revenues ...........................................    51,252     53,876     46,794    36,638     26,291
                                                               -------   --------   --------   -------    -------
Gross profit ...............................................    42,843     57,638     57,273    33,370     19,698
                                                               -------   --------   --------   -------    -------
Operating expenses:
     Research and development ..............................    14,471     12,521     10,764     7,231      5,253
     Sales and marketing ...................................    14,485     12,953     11,085     8,468      6,417
     General and administrative ............................     5,980      6,451      8,760     3,641      2,053
                                                               -------   --------   --------   -------    -------
          Total operating expenses .........................    34,936     31,925     30,609    19,340     13,723
                                                               -------   --------   --------   -------    -------
Income from operations .....................................     7,907     25,713     26,664    14,030      5,975
Interest and other income (expense), net ...................     1,749      2,523      2,147     1,248       (683)
                                                               -------   --------   --------   -------    -------
Income before provision for income taxes ...................     9,656     28,236     28,811    15,278      5,292
Provision for income taxes .................................     2,930      8,471      4,334     2,600        530
                                                               -------   --------   --------   -------    -------
Net income .................................................   $ 6,726   $ 19,765   $ 24,477   $12,678    $ 4,762
                                                               =======   ========   ========   =======    =======
Earnings per share:
      Basic ................................................   $  0.24   $   0.73   $   0.94    $ 0.52    $  1.26
                                                               =======   ========   ========    ======    =======
      Diluted ..............................................   $  0.23   $   0.69   $   0.87    $ 0.48    $  0.25
                                                               =======   ========   ========    ======    =======
Shares used in per share calculation:
      Basic ................................................    27,714     27,179     25,958    24,426      3,776
                                                               =======   ========   ========    ======    =======
      Diluted ..............................................    28,991     28,774     28,197    26,452     18,678
                                                               =======   ========   ========    ======    =======

                                                                                 December 31,
                                                              ---------------------------------------------------
                                                                2001       2000       1999       1998      1997
                                                                ----       ----       ----       ----      ----
                                                                                (in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments ..........  $ 76,865   $ 63,434    $61,672   $44,418    $29,008
Working capital ............................................  $100,836   $ 87,005    $71,169   $42,988    $30,131
Total assets ...............................................  $135,665   $127,391    $98,571   $65,054    $48,559
Long-term liabilities and capitalized lease obligations,
 net of current portion ....................................  $    716   $    715    $ 1,393   $ 1,963    $ 2,435
Stockholders' equity .......................................  $123,302   $108,787    $80,248   $47,364    $33,327

Item 7. Management's Discussion and Analysis of Financial Condition and Operating Results.

     This report includes a number of forward-looking statements. The use of such words and phrases as "will", "expect", "believe", "should", "anticipate", "outlook", "if", "future" and similar words and phrases identify forward looking statements. Such statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from what we say in this report. These factors include, but are not limited to, our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; and our limited financial resources. We make these forward looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward looking statements, whether as a result of new information or otherwise .We more fully discuss these and other risk factors in "Item 7--Management's Discussion and Analysis of Financial Condition and Operating Results-- Factors That May Affect Future Results of Operations" and elsewhere in this report.

Overview

     We design, develop, manufacture and market proprietary, high-voltage, analog ICs for use primarily in AC to DC power conversion primarily for the communications, consumer, computer and industrial electronics markets. From our inception in March 1988 through 1993, we developed numerous standard and custom products incorporating high levels of features and functionality, each intended to address the needs of various markets. Although we succeeded in developing the core of our patented technology during this period, market penetration of our products was low because these products were not as cost-effective as alternative products. Limited product revenue and the high costs associated with developing and marketing numerous solutions to numerous target markets resulted in our being unprofitable.

     In 1993, we changed our strategy to focus on bringing cost-effective, integrated products to the high-voltage AC to DC power supply markets. As a result, in 1994, we completed development of TOPSwitch, the first in our family of cost effective, high voltage, power conversion ICs. The TOPSwitch family of products, with its proprietary integrated architecture, is designed to address with relatively few products broad applications in a number of high-volume, high-voltage AC to DC power supply markets. The initial target markets served by TOPSwitch are particularly sensitive to size, portability, energy efficiency and time-to-market. The TOPSwitch products and the solutions enabled by them are significantly lower in cost than our previous products and the solutions enabled by those products. Commercial shipments of TOPSwitch began in May 1994. As a result of the acceptance of TOPSwitch products, our net revenues from product sales were $92.9 million, $109.8 million and $102.7 million in 2001, 2000 and 1999, respectively.

     In response to increasing market acceptance of our TOPSwitch products and faster revenue growth in 1996, we accelerated our investment in research and development and sales and marketing, including technical customer support. Total operating expenses in 2001, 2000 and 1999 were $34.9 million, $31.9 million and $30.6 million, respectively. For 2002, we expect our operating expenses to increase in absolute dollars as we continue to add resources to research and development, sales and marketing and general and administrative activities.

     Our quarterly and annual operating results are volatile and difficult to predict. Our net revenues and operating results have varied significantly in the past, are difficult to forecast and are subject to numerous factors both within and outside of our control. As a result, our quarterly and annual operating results may fluctuate significantly in the future. For a discussion of the factors that may affect our quarterly and annual operating results, please see "Factors that May Affect Future Results of Operations."

     We license certain technologies and grant limited product manufacturing and marketing rights to strategic parties in return for foundry relationships, license fees and product royalty arrangements. Prior to the introduction of TOPSwitch in 1994, our analog ICs generated limited product sales while license fees and prepaid royalties accounted for a significant percentage of our total revenues. Since then license fees and royalties have consisted primarily of royalties on products shipped by licensees incorporating licensed technology, and have accounted for a small percentage of our net revenues. We expect this trend to continue in 2002.

     A portion of our cost of revenues consists of the cost of wafers. The contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen. The agreements with both vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations.

Critical Accounting Policies

     We believe our critical accounting policies are as follows:

     o    revenue recognition;
     o    estimating sales, returns and allowances;
     o    estimating ship and debit reserve;
     o    estimating allowance for doubtful accounts, and
     o    estimating reserve for excess and obsolete inventory.

     A brief description of these policies is set forth below. For more information regarding our accounting policies, see note 2 in the notes to the consolidated financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for ship and debit, bad debts and inventories. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

     Revenue recognition

     Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. At that time, we provide for estimated sales returns and other allowances related to those sales. Between 45% and 55% of our sales are made to distributors under terms allowing certain rights of return and price protection for our products held in the distributors' inventories. Therefore, we defer recognition of revenue and the proportionate cost of revenues derived from sales to distributors until the distributors sell our products to their customers. We evaluate the amounts to defer based on the level of actual distributors' inventory on hand as well as inventory that is in transit. The gross profit deferred as a result of this policy is reflected as "deferred income on sales to distributors" in the accompanying condensed consolidated balance sheets. See note 2 in the notes to consolidated financial statements.

     Estimating sales returns and allowances

     Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products when initially establishing and then evaluating quarterly the adequacy of the reserve for sales returns and allowances. This reserve is reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net revenues could be adversely affected.

     Estimating ship and debit reserve

     A large portion of our sales is made to distributors. Under certain circumstances, some of those sales are subject to credits that distributors claim as protection against subsequent price declines on products they hold. The credits are referred to as "ship and debits." The credits are available to the distributors after they have sold our products through to their end customer. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the adequacy of the reserve, we analyze historical ship and debit payments and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

     Estimating allowance for doubtful accounts

     We maintain an allowance for losses we may incur as a result of our customers' inability to make required payments. Any increase in the allowance results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts, we analyze historical bad debt, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers unexpectedly deteriorated, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers' inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

     Estimating reserve for excess and obsolete inventory

     We identify excess and obsolete products and analyze historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs when evaluating the adequacy of the reserve for excess and obsolete inventory. This reserve is reflected as a reduction to inventory in the accompanying consolidated balance sheets, and an increase in cost of revenues. If actual market conditions are less favorable than our assumptions, we may be required to take additional reserves, which could adversely impact our cost of revenues and operating results.

Results of Operations

     The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                          Percentage of
                                                       Total Net Revenues
                                                For the Years Ended December 31,
                                                --------------------------------
                                                   2001       2000        1999
                                                   ----       ----        ----
Net revenues:
     Product sales ..........................      98.8%       98.4%      98.6%
     License fees and royalties .............       1.2         1.6        1.4
                                                  -----       -----      -----
          Total net revenues ................     100.0       100.0      100.0
Cost of revenues ............................      54.5        48.3       45.0
                                                  -----       -----      -----
Gross profit ................................      45.5        51.7       55.0
                                                  -----       -----      -----
Operating expenses:
     Research and development ...............      15.4        11.2       10.3
     Sales and marketing ....................      15.4        11.6       10.7
     General and administrative .............       6.4         5.8        8.4
                                                  -----       -----      -----
          Total operating expenses ..........      37.2        28.6       29.4
                                                  -----       -----      -----
Income from operations ......................       8.3        23.1       25.6
Interest and other income, net ..............       1.9         2.2        2.1
                                                  -----       -----      -----
Income before provision for income taxes ....      10.2        25.3       27.7

Provision for income taxes ..................       3.1         7.6        4.2
                                                  -----       -----      -----
Net income ..................................       7.1%       17.7%      23.5%
                                                  =====       =====      =====

Comparison of Years Ended December 31, 2001 and 2000

     Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues decreased 15.6% to $94.1 million in 2001 compared to $111.5 million in 2000. Net revenues from product sales represented $92.9 million and $109.8 million of net revenues in 2001 and 2000, respectively. The decrease in net revenues from product sales was generally in all of our end markets and due primarily to the unfavorable economic conditions during the year. Our revenue mix for 2001 in the end markets which we serve was approximately 36% in the communications category, 31% in the consumer category, 19% in the computer category, 7% in the industrial electronics category and 7% in all other. Sales of our TOPSwitch and TinySwitch products represented 98% of net revenues from product sales in both 2001 and 2000. Net revenues from royalties were $1.2 million in 2001 compared to $1.8 million in 2000.

     International sales were $87.9 million in 2001 compared to $93.7 million in 2000, representing approximately 93% and 84% of net revenues in those respective periods. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 76.6% and 66.7% of our product sales for 2001 and 2000, respectively. We expect international sales to continue to account for a large portion of our net revenues.

     Direct sales for 2001 were divided 51.0% to distributors and 49.0% to OEMs, and merchant power supply manufacturers, compared to 50.0% to distributors and 50.0% to OEMs and merchant power supply manufacturers for 2000. In 2001, two separate customers, both of whom are distributors, accounted for approximately 22% and 13% of net revenues. Also in 2001, one other customer, a merchant power supply manufacturer accounted for approximately 11% of net revenues. In 2000, the same two distributors accounted for approximately 22% and 10% of net revenues, respectively. See note 2 in the notes to consolidated financial statements.

     Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from Matsushita and OKI, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit was $42.8 million, or 45.5% of net revenues in 2001 compared to $57.6 million, or 51.7% of net revenues, in 2000. The decrease in gross profit percentage for 2001 was due primarily to lower sales volumes, lower manufacturing efficiencies due to new product introductions and the adverse impact of increased pressure from customers for lower pricing. The decrease in gross profit was partially offset by a decrease in wafer costs and assembly costs. We expect our gross profit to remain in a range of 43% to 45% for 2002, but if pricing pressures from our customers increase during the year as a result of the economic slowdown or for other reasons, our gross profit could decline.

     Research and development expenses. Research and development expenses consist primarily of employee-related expenses, and expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses were $14.5 million, or 15.4% of net revenues in 2001, compared to $12.5 million, or 11.2% of net revenues in 2000. The increase for 2001 was due primarily to increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and higher facility costs. We expect research and development expenses to continue to increase in absolute dollars but depending on our ability to sell our products in the current economic environment, may fluctuate as a percentage of our net revenues.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses were $14.5 million, or 15.4% of net revenues in 2001, compared to $13.0 million, or 11.6% of net revenues in 2000. Included in these marketing expenses are costs associated with applications engineering in the amounts of $3.7 million and $2.7 million for 2001 and 2000, respectively. The increase in sales and marketing expenses for 2001 resulted primarily from the addition of ersonnel to support our sales effort and the increased activity in application engineering. We expect sales and marketing expenses to increase in 2002, but depending on the general economic environment and resulting demand for our products, sales and marketing expenses may fluctuate as a percentage of our net revenues.

     General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. In 2001 and 2000, general and administrative expenses were $6.0 million and $6.5 million, respectively, which represented 6.4% and 5.8% of net revenues in each respective period. The decrease in spending for general and administration expenses for 2001, was attributable primarily to a reduction in professional and legal expenses following the settlement in 2000 of our patent infringement lawsuit, which we had initiated with Motorola. For 2002, we expect general and administrative expenses to increase in absolute dollars but depending on the sales levels we are able to achieve given current economic conditions, they may fluctuate as a percentage of our net revenues.

     Interest and other income, net. Interest and other income, net, was $1.7 million and $2.5 million in 2001 and 2000, respectively. The decrease for 2001 was due primarily to lower interest rates on our cash equivalents and short-term investments in 2001 compared to 2000, and an increase in costs attributable to foreign currency fluctuations.

     Provision for income taxes. Provision for income taxes for 2001 and 2000 represents Federal, state and foreign taxes. The provision for income taxes was $2.9 million for 2001 compared to $8.5 million for 2000. Our estimated effective tax rate used for both 2001 and 2000 was 30%. The difference between the statutory rate of 35% and our effective tax rate is due primarily to the favorable effects of research and development tax credits, international sales, Federal tax-exempt investments and apportionment of state taxes, net of the federal benefit. See note 7 in the notes to consolidated financial statements for more information relating to our income tax.

Comparison of Years Ended December 31, 2000 and 1999

     Net revenues. Net revenues increased 7.2% to $111.5 million in 2000 compared to $104.1 million in 1999. Net revenues from product sales represented $109.8 million and $102.7 million of net revenues in 2000 and 1999, respectively. The increase in net revenues from product sales was due primarily from our "other" end market category in which no one market represented more than 5% of our net revenues. Sales to the cellular phone market, which was our largest end market, accounted for approximately 30% of our net product revenues for 2000 compared to 39% of net product revenues in 1999. Sales of our TOPSwitch and TinySwitch products represented 98% and 97% of net revenues from product sales in 2000 and 1999, respectively. Net revenues from royalties were $1.8 million in 2000 compared to $1.4 million in 1999.

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

     Cost of revenues; Gross profit. Gross profit was $57.6 million, or 51.7% of net revenues in 2000 compared to $57.3 million, or 55.0% of net revenues, in 1999. In 2000, we experienced increased pricing pressures, which adversely affected our gross margins, and we had lower manufacturing efficiencies due to new product introductions. In 1999, gross profit benefited from a one-time credit from one of our wafer suppliers in the amount of $1.4 million, which improved our gross profit by 1.3% for that year.

     Research and development expenses. Research and development expenses were $12.5 million, or 11.2% of net revenues in 2000, compared to $10.8 million, or 10.3% of net revenues in 1999. The increase in absolute dollars was primarily the result of increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and expensed prototype materials resulting from the transition of foundry manufacturing processes, and bringing newly developed products into manufacturing.

     Sales and marketing expenses. Sales and marketing expenses were $13.0 million, or 11.6% of net revenues in 2000, compared to $11.1 million, or 10.7% of net revenues in 1999. This increase in absolute dollars represented the addition of personnel to support international sales and field application engineers.

     General and administrative expenses. In 2000 and 1999, general and administrative expenses were $6.5 million and $8.8 million, respectively, which represented 5.8% and 8.4% of net revenues in each respective period. The decrease in absolute dollars in general and administrative expenses in 2000 was primarily attributable to reduced professional and legal expenses related to the patent infringement lawsuit that we filed against Motorola in 1998.

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

Selected Quarterly Results of Operations

     The following tables set forth certain consolidated statements of operations data for each of the quarters in the years ended December 31, 2001 and 2000 as well as the percentage of our net revenues represented by each item. This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any subsequent period or for the entire fiscal year.

                                                                 Three Months Ended
                                      --------------------------------------------------------------------------
                                      Dec. 31, Sept. 30, June 30, Mar. 31,  Dec. 31, Sept. 30, June 30, Mar. 31,
                                       2001      2001     2001     2001      2000     2000      2000     2000
                                       ----      ----     ----     ----      ----     ----      ----     ----
                                                                     (unaudited)
                                                        (in thousands, except per share data)
Net revenues:
  Product sales ....................  $23,403   $22,710  $20,985  $25,821   $26,158  $27,377   $28,637  $27,587
  License fees and royalties .......      246       293      262      375       474      483       375      423
                                      -------   -------  -------  -------   -------  -------   -------  -------
      Total net revenues ...........   23,649    23,003   21,247   26,196    26,632   27,860    29,012   28,010
Cost of revenues ...................   13,486    13,092   11,893   12,781    13,287   13,280    13,867   13,442
                                      -------   -------  -------  -------   -------  -------   -------  -------
Gross profit .......................   10,163     9,911    9,354   13,415    13,345   14,580    15,145   14,568
                                      -------   -------  -------  -------   -------  -------   -------  -------
Operating expenses:
  Research and development .........    3,643     3,586    3,696    3,546     2,951    3,084     3,431    3,055
  Sales and marketing ..............    3,339     3,797    3,839    3,510     2,968    3,139     3,438    3,408
  General and administrative .......    1,707     1,537    1,434    1,302     1,286    1,743     1,505    1,917
                                      -------   -------  -------  -------   -------  -------   -------  -------
      Total operating expenses .....    8,689     8,920    8,969    8,358     7,205    7,966     8,374    8,380
                                      -------   -------  -------  -------   -------  -------   -------  -------
Income from operations .............    1,474       991      385    5,057     6,140    6,614     6,771    6,188
Interest and other income, net .....      330       325      572      522       371      701       696      755
                                      -------   -------  -------  -------   -------  -------   -------  -------
Income before provision for
  income taxes .....................    1,804     1,316      957    5,579     6,511    7,315     7,467    6,943
Provision for income taxes .........      541       395      287    1,707     1,930    2,219     2,240    2,082
                                      -------   -------  -------  -------   -------  -------   -------  -------
Net income .........................  $ 1,263   $   921  $   670  $ 3,872   $ 4,581  $ 5,096   $ 5,227  $ 4,861
                                      =======   =======  =======  =======   =======  =======   =======  =======
Earnings per share
  Basic ............................  $  0.05   $  0.03  $  0.02  $  0.14   $  0.17  $  0.19   $  0.19  $  0.18
  Diluted...........................  $  0.04   $  0.03  $  0.02  $  0.14   $  0.16  $  0.18   $  0.18  $  0.17
Shares used in per share calculation
  Basic ............................   27,951    27,758   27,620   27,522    27,418   27,325    27,210   26,756
  Diluted...........................   29,670    29,339   28,528   28,449    28,101   28,495    28,702   28,877


                                                          Percentage of Total Net Revenues
                                      --------------------------------------------------------------------------
                                      Dec. 31, Sept. 30, June 30, Mar. 31, Dec. 31, Sept. 30,  June 30, Mar. 31,
                                       2001      2001     2001     2001      2000     2000      2000     2000
                                       ----      ----     ----     ----      ----     ----      ----     ----
Net revenues:
  Product sales ....................    99.0%     98.7%    98.8%    98.6%    98.2%     98.3%     98.7%    98.5%
  License fees and royalties .......     1.0       1.3      1.2      1.4      1.8       1.7       1.3      1.5
                                       -----     -----    -----    -----    -----     -----     -----    -----
      Total net revenues ...........   100.0     100.0    100.0    100.0    100.0     100.0     100.0    100.0
Cost of revenues ...................    57.0      56.9     56.0     48.8     49.9      47.7      47.8     48.0
                                       -----     -----    -----    -----    -----     -----     -----    -----
Gross profit .......................    43.0      43.1     44.0     51.2     50.1      52.3      52.2     52.0
                                       -----     -----    -----    -----    -----     -----     -----    -----
Operating expenses:
  Research and development .........    15.5      15.6     17.4     13.5     11.1      11.1      11.8     10.9
  Sales and marketing ..............    14.1      16.5     18.1     13.4     11.1      11.3      11.9     12.2
  General and administrative .......     7.2       6.7      6.7      5.0      4.8       6.2       5.2      6.8
                                       -----     -----    -----    -----    -----     -----     -----    -----
      Total operating expenses .....    36.8      38.8     42.2     31.9     27.0      28.6      28.9     29.9
                                       -----     -----    -----    -----    -----     -----     -----    -----
Income from operations .............     6.2       4.3      1.8     19.3     23.1      23.7      23.3     22.1
Interest and other income, net .....     1.4       1.4      2.7      2.0      1.3       2.6       2.4      2.7
                                       -----     -----    -----    -----    -----     -----     -----    -----
Income before provision for
    income taxes ...................     7.6       5.7      4.5     21.3     24.4      26.3      25.7     24.8
Provision for income taxes .........     2.3       1.7      1.3      6.5      7.2       8.0       7.7      7.4
                                       -----     -----    -----    -----    -----     -----     -----    -----
Net income .........................     5.3%      4.0%     3.2%    14.8%    17.2%     18.3%     18.0%    17.4%
                                       =====     =====    =====    =====    =====     =====     =====    =====

     Net revenues increased sequentially in the first two quarters of 2000 and then decreased sequentially from the third quarter of 2000 through the second quarter of 2001 as we saw the effect of the global economic downturn. Net revenues increased slightly during the third and fourth quarters of 2001. We did not experience historical seasonal increases in the third and fourth quarters of 2000, due primarily to the impact of the weakening economy to our end markets during that time.

     Our gross profit, as a percentage of net revenues, was relatively stable through 2000 and the first quarter of 2001. However, we experienced a decrease in gross profit beginning in the second quarter of 2001, and continuing through 2001, as a result of increased pricing pressures, lower sales volumes and lower manufacturing efficiencies due to new product introductions.

     Research and development expenses generally increased in absolute dollars during the eight quarters presented, primarily due to increased staffing in the areas of new product design and technology development.

     Sales and marketing expenses generally increased in absolute dollars over the first six quarters presented and then leveled off in the third and fourth quarters of 2001, primarily as a result of additional staffing required to support our sales offices and increased activity in application engineering.

     General and administrative expenses generally decreased during 2000 as the legal costs related to a patent infringement lawsuit that we filed in a prior year declined. General and administrative expenses generally increased during 2001 due to additional personnel costs and increased outside professional services.

     Interest and other income, net, generally trended down over the eight quarters presented, primarily from continuing decreases in interest rates over the periods. The significant decrease in the fourth quarter of 2000 was due to a one-time write off of abandoned leasehold improvements connected with the move to our new facilities in that quarter.

Liquidity and Capital Resources

     Since our initial public offering of common stock in December 1997, our principal source of funding has been cash from our operations with some funding from capital equipment lease lines.

     As of December 31, 2001, we had approximately $76.9 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by those foundries to us. The balance of this credit line is unused and available. The line of credit agreement contains financial covenants that we have remained in compliance with, and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank's prior consent. In previous years, we have financed a significant portion of our machinery and equipment through capital equipment leases. However, we did not obtain any additional financing through capital equipment leases in the years ended December 31, 2001 and 2000. We may obtain additional financing for equipment purchases in future quarters. As of December 31, 2001, we owed approximately $715,000 on our various capital equipment leases.

     As of December 31, 2001, we had working capital, defined as current assets less current liabilities, of approximately $100.8 million, which was an increase of approximately $13.8 million over December 31, 2000. Our operating activities generated cash of $16.2 million and $14.2 million in the years ended December 31, 2001 and 2000, respectively. Cash generated in the year ended December 31, 2001 was principally the result of net income in the amount of $6.7 million, depreciation and amortization and decreases in accounts receivable and prepaid expenses and other current assets. This was partially offset by an increase in inventory and decrease in accounts payable. Cash generated in the year ended December 31, 2000 was principally the result of net income of $19.8 million, depreciation and amortization and an increase in accrued liabilities, partially offset by increases in deferred income taxes, inventory and prepaid expenses.

     Our investing activities were a net transfer from cash and cash equivalents to short-term investments of $12.2 million and $6.8 million for the years ended December 31, 2001and 2000, respectively. We also purchased capital assets in the amount of $7.6 million and $16.2 million for the years ended December 31, 2001 and 2000, respectively. The increase in purchases of capital assets in 2000 was primarily due to expenditures related to the purchase of tenant improvements at our new facilities in San Jose.

     As of December 31, 2001, we have commitments through September 2010 for our operating and capital leases totaling approximately $20.2 million. See note 4 in the notes to consolidated financial statements.

     During 2001, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate in 2002, as a result of decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the long-lived assets to be held and used, and disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial statements

Factors That May Affect Future Results of Operations

     In addition to the other information in this Report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock.

     Our quarterly and annual operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly. Our net revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of our control, and may fluctuate significantly in the future. As a result, our quarterly operating results may fall below the expectations of public market analysts or investors. If that occurs, the price of our stock may decline.

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

     Our quarterly results may be subject to seasonality. Historically, with the exception of 2000, our revenues generally have increased in our third quarters and then remained relatively flat in our fourth quarters, due to what we believe are seasonal factors attributed to the high volume consumer markets for the end products into which our ICs are sold. Our revenues have then followed a pattern of being sequentially linear or somewhat down in the first and second quarters of the following year.

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

     Intense competition in the high-voltage power supply industry may lead to a decrease in the average selling price and reduced sales volume of our products, which may harm our business. The high-voltage power supply industry is intensely competitive and characterized by significant price erosion. Our products face competition from alternative technologies, including traditional linear transformers and discrete switcher power supplies. If the price of competing products decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost effective range of our products, these older alternative technologies can be used more cost effectively. We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

     If demand for our products declines in the major end markets that we serve, our net revenues will decrease. Applications of our products in the consumer, communications and computer end markets, such as cellular phone chargers, stand-by power supplies for PCs and main power supplies for TV set top boxes have and will continue to account for a large percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been subject to significant economic downturns at various times. The announcements of economic slowdown by major companies in some of the end markets we serve, indirectly through our customers, have caused a slowdown in demand for some of our ICs. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.

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

     We rely on a continuous supply of power to conduct operations, and California's current energy crisis could disrupt our business and increase our expenses. California has experienced an energy crisis and a reoccurrence could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Most of our operations are located in California, although part of our inventory is stored and shipped from an overseas facility. We currently have only limited backup generators for emergency alternate sources of power in the event of a blackout. If blackouts interrupt our supply of power, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay shipments of our products to customers, and could result in lost revenue, which could harm our business and results of operations.

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

     Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the recent terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of current and potential military actions or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. Such uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products. Any of these results could substantially harm our business and results of operations, causing a decrease in our revenues.

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

     We must attract and retain qualified personnel to be successful and competition for qualified personnel is intense in our market. Our success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel, and on our ability to continue to attract, retain and motivate qualified personnel, such as experienced analog design engineers and systems applications engineers. The competition for these employees is intense, particularly in Silicon Valley. The loss of the services of one or more of our engineers, executive officers or other key personnel or our inability to recruit replacements for these individuals or to otherwise attract, retain and motivate qualified personnel could harm our business. We do not have long-term employment contracts with, and we do not have in place key person life insurance policies on, any of our employees.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

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

     The table below presents the carrying value and related weighted average interest rates for our investment portfolio at December 31, 2001. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)
                                                                        Weighted
                                                                        Average
                                                                        Interest
                                                             Amount       Rate
                                                             ------     --------
Cash Equivalents:
     U.S. corporate securities..........................    $44,800       3.28%
     Tax-exempt securities..............................      2,500       3.66%
                                                            -------


          Total cash equivalents........................     47,300       3.47%
                                                             ------

Short-term Investments:
     U.S. corporate securities..........................    $ 8,818       3.14%
     Tax-exempt securities..............................      5,906       3.29%
                                                            -------

          Total short-term investments..................     14,724       3.21%
                                                            -------

          Total investment securities...................    $62,024       3.34%
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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) The following documents are filed as part of this Form:

      1.  Financial Statements

                                                                                Page
                                                                                ----
          Report of Independent Public Accountants ...........................   34

          Consolidated Balance Sheets ........................................   35

          Consolidated Statements of Operations ..............................   36

          Consolidated Statements of Stockholders' Equity ....................   37

          Consolidated Statements of Cash Flows ..............................   38

          Notes to Consolidated Financial Statements .........................   39

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

  (b) Reports on Form 8-K

          None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Power Integrations, Inc.:

     We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                    ARTHUR ANDERSEN LLP

San Jose, California
January 18, 2002

                            POWER INTEGRATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

               (In thousands, except share and per share amounts)

                                                                                             2001           2000
                                         ASSETS                                           ----------     ----------


CURRENT ASSETS:
     Cash and cash equivalents........................................................      $ 62,141       $ 36,462
     Short-term investments...........................................................        14,724         26,972
     Accounts receivable, net of allowances of $1,373 in 2001 and $1,068 in 2000......         5,124          9,189
     Inventories......................................................................        23,622         21,599
     Deferred tax assets..............................................................         5,346          6,054
     Prepaid expenses and other current assets........................................         1,526          4,618
                                                                                          ----------     ----------
          Total current assets........................................................       112,483        104,894
                                                                                          ----------     ----------

PROPERTY AND EQUIPMENT, AT COST:
     Machinery and equipment..........................................................        34,892         28,832
     Leasehold improvements...........................................................        10,731          9,278
                                                                                          ----------     ----------
                                                                                              45,623         38,110
     Less: Accumulated depreciation and amortization..................................       (22,441)       (15,613)
                                                                                          ----------     ----------
                                                                                              23,182         22,497
                                                                                          ----------     ----------
                                                                                            $135,665       $127,391
                                                                                          ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capitalized lease obligations.................................      $    440       $    678
     Accounts payable.................................................................         4,641          7,490
     Accrued payroll and related expenses.............................................         3,164          2,980
     Taxes payable and other accrued liabilities......................................         1,604          4,175
     Deferred income on sales to distributors.........................................         1,798          2,566
                                                                                          ----------     ----------
          Total current liabilities...................................................        11,647         17,889
                                                                                          ----------     ----------

LONG TERM LIABILITIES:
     Capitalized lease obligations, net of current portion............................           275            715
     Deferred rent....................................................................           441            --
                                                                                          ----------     ----------
          Total long term liabilities.................................................           716            715
                                                                                          ----------     ----------

COMMITMENTS (NOTE 4)

STOCKHOLDERS' EQUITY:
     Common Stock, $0.001 par value
          Authorized-- 140,000,000 shares
          Outstanding--28,010,596 shares in 2001 and 27,430,367 shares in 2000........            28             28
     Additional paid-in capital.......................................................        81,758         74,049
     Stockholder notes receivable.....................................................           (38)           (76)
     Deferred compensation............................................................           --             (41)
     Cumulative translation adjustment................................................          (117)          (118)
     Retained earnings................................................................        41,671         34,945
                                                                                          ----------     ----------
          Total stockholders' equity..................................................       123,302        108,787
                                                                                          ----------     ----------
                                                                                            $135,665       $127,391
                                                                                          ==========     ==========




                        The accompanying notes are an integral part of these consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                    (In thousands, except per share amounts)

                                                                                             2001           2000           1999
                                                                                          ----------     ----------     ----------
NET REVENUES:
     Product sales....................................................................      $ 92,919       $109,759       $102,655
     License fees and royalties.......................................................         1,176          1,755          1,412
                                                                                          ----------     ----------     ----------
         Total net revenues...........................................................        94,095        111,514        104,067

COST OF REVENUES......................................................................        51,252         53,876         46,794
                                                                                          ----------     ----------     ----------

GROSS PROFIT..........................................................................        42,843         57,638         57,273
                                                                                          ----------     ----------     ----------

OPERATING EXPENSES:
     Research and development.........................................................        14,471         12,521         10,764
     Sales and marketing..............................................................        14,485         12,953         11,085
     General and administrative.......................................................         5,980          6,451          8,760
                                                                                          ----------     ----------     ----------

         Total operating expenses.....................................................        34,936         31,925         30,609
                                                                                          ----------     ----------     ----------

INCOME FROM OPERATIONS................................................................         7,907         25,713         26,664
                                                                                          ----------     ----------     ----------

OTHER INCOME (EXPENSE):
     Interest income..................................................................         2,103          3,049          2,515
     Interest expense.................................................................          (104)          (164)          (302)
     Other, net.......................................................................          (250)          (362)           (66)
                                                                                          ----------     ----------     ----------

         Total other income...........................................................         1,749          2,523          2,147
                                                                                          ----------     ----------     ----------

INCOME BEFORE PROVISION FOR
    INCOME TAXES......................................................................         9,656         28,236         28,811

PROVISION FOR INCOME TAXES............................................................         2,930          8,471          4,334
                                                                                          ----------     ----------     ----------

NET INCOME............................................................................       $ 6,726        $19,765        $24,477
                                                                                          ==========     ==========     ==========

EARNINGS PER SHARE:
     Basic............................................................................        $ 0.24         $ 0.73         $ 0.94
                                                                                          ==========     ==========     ==========
     Diluted..........................................................................        $ 0.23         $ 0.69         $ 0.87
                                                                                          ==========     ==========     ==========

SHARES USED IN PER SHARE CALCULATION:
     Basic............................................................................        27,714         27,179         25,958
                                                                                          ==========     ==========     ==========
     Diluted..........................................................................        28,991         28,774         28,197
                                                                                          ==========     ==========     ==========




                        The accompanying notes are an integral part of these consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                 (In thousands)

                              Common Stock     Additional            Stockholder                 Cumulative   Retained    Total
                            -----------------   Paid-In                Notes        Deferred     Translation  Earnings Stockholders'
                            Shares    Amount    Capital   Warrants   Receivable   Compensation   Adjustment   (Deficit)   Equity
                            -------   -------   -------   --------   ----------   ------------   ----------   ---------   -------
BALANCE AT
  DECEMBER 31, 1998........  24,994   $    25   $57,276   $     12   $     (274)  $       (321)  $      (57)  $  (9,297)  $47,364
  Issuance of Common
    Stock under employee
    stock option plan,
    net of repurchases.....     769         1     1,678        --           --             --           --          --      1,679
  Issuance of Common
    Stock under employee
    stock purchase plan....     351       --      1,267        --           --             --           --          --      1,267
  Exercise of warrants,
    net....................     354       --         12        (12)         --             --           --          --        --
  Proceeds of stockholder
    note repayment.........     --        --        --         --            73            --           --          --         73
  Income tax benefit from
    employee stock option
    plan...................     --        --      5,320        --           --             --           --          --      5,320
  Amortization of deferred
    compensation...........     --        --        --         --           --             140          --          --        140
  Translation adjustment...     --        --        --         --           --             --           (72)        --        (72)
  Net income...............     --        --        --         --           --             --           --       24,477    24,477
                            -------   -------   -------   --------   ----------   ------------   ----------   ---------   -------

BALANCE AT
  DECEMBER 31, 1999........  26,468        26    65,553        --          (201)          (181)        (129)     15,180    80,248
  Issuance of Common
    Stock under employee
    stock option plan,
    net of repurchases.....     704         2     2,919        --           --             --           --          --      2,921
  Issuance of Common
    Stock under employee
    stock purchase plan....     258       --      1,942        --           --             --           --          --      1,942
  Proceeds of stockholder
    note repayment.........     --        --        --         --           125            --           --          --        125
  Income tax benefit from
    employee stock option
    plan...................     --        --      3,635        --           --             --           --          --      3,635
  Amortization of deferred
    compensation...........     --        --        --         --           --             140          --          --        140
  Translation adjustment...     --        --        --         --           --             --            11         --         11
  Net income...............     --        --        --         --           --             --           --       19,765    19,765
                            -------   -------   -------   --------   ----------   ------------   ----------   ---------   -------

BALANCE AT
  DECEMBER 31, 2000........  27,430        28    74,049        --           (76)           (41)        (118)     34,945   108,787
  Issuance of Common
    Stock under employee
    stock option plan,
    net of repurchases.....     472       --      3,770        --           --             --           --          --      3,770
  Issuance of Common
    Stock under employee
    stock purchase plan....     109       --      1,707        --           --             --           --          --      1,707
  Proceeds of stockholder
    note repayment.........     --        --        --         --            38            --           --          --         38
  Income tax benefit from
    employee stock option
    plan...................     --        --      2,232        --           --             --           --          --      2,232
  Amortization of deferred
    compensation...........     --        --        --         --           --              41          --          --         41
  Translation adjustment...     --        --        --         --           --             --             1         --          1
  Net income...............     --        --        --         --           --             --           --        6,726     6,726
                            -------   -------   -------   --------   ----------   ------------   ----------   ---------   -------

BALANCE AT
  DECEMBER 31, 2001........  28,011   $    28   $81,758   $    --    $      (38)  $        --    $     (117)  $  41,671   $123,302
                            =======   =======   =======   ========   ==========   ============   ==========   =========   ========




                        The accompanying notes are an integral part of these consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                 (In thousands)


                                                                                             2001           2000           1999
                                                                                          ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $ 6,726       $ 19,765       $ 24,477
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization.....................................................        6,944          4,189          3,231
     Deferred compensation expense.....................................................           41            140            140
     Deferred income taxes.............................................................          708         (2,136)        (3,918)
     Deferred rent.....................................................................          441            --             --
     Provision for accounts receivable and other allowances............................        1,119          1,084            129
     Change in operating assets and liabilities:
          Accounts receivable..........................................................        2,946           (591)        (5,170)
          Inventories..................................................................       (2,023)       (10,193)        (2,561)
          Prepaid expenses and other current assets....................................        3,092         (3,197)          (610)
          Accounts payable.............................................................       (2,849)           966            656
          Taxes payable and other accrued liabilities..................................         (154)         4,989          5,716
          Deferred income on sales to distributors.....................................         (768)          (800)           800
                                                                                          ----------     ----------     ----------

               Net cash provided by operating activities...............................       16,223         14,216         22,890
                                                                                          ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment...............................................       (7,629)       (16,214)        (6,592)
     Purchases of short-term investments...............................................      (30,750)       (31,349)       (52,070)
     Proceeds from sales and maturities of short-term investments......................       42,998         38,166         38,524
                                                                                          ----------     ----------     ----------

               Net cash provided by (used in) investing activities.....................        4,619         (9,397)       (20,138)
                                                                                          ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock........................................        5,477          4,863          2,946
     Proceeds from stockholder note repayment..........................................           38            125             73
     Principal payments under capitalized lease obligations............................         (678)        (1,228)        (2,064)
                                                                                          ----------     ----------     ----------

               Net cash provided by financing activities...............................        4,837          3,760            955
                                                                                          ----------     ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS..............................................       25,679          8,579          3,707
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................................       36,462         27,883         24,176
                                                                                          ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................................      $62,141        $36,462        $27,883
                                                                                          ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
     Capitalized lease obligations incurred for property and equipment.................       $  --          $  --          $  772
                                                                                          ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest............................................................       $   65         $  161         $  312
                                                                                          ==========     ==========     ==========

     Cash paid for income taxes........................................................       $3,849         $4,756         $3,208
                                                                                          ==========     ==========     ==========




                        The accompanying notes are an integral part of these consolidated financial statements.

                            POWER INTEGRATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.   THE COMPANY:

     Power Integrations, Inc. (the "Company"), which was incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997 (see note 6), designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits for use primarily in AC to DC power conversion that address the following major market segments: communications, consumer, computer and industrial electronics.

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

   Cash and Cash Equivalents and Short-Term Investments

     The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of December 31, 2001 and 2000, the Company's short-term investments consist of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held-to-maturity and were valued using the amortized cost method which approximates market.

                            POWER INTEGRATIONS, INC.

     The table below summarizes the carrying value of the Company's investments by major security type (in thousands):

                                                           December 31,
                                                      --------------------
                                                        2001       2000
                                                       -------    -------
Cash Equivalents:
     U.S. corporate securities ....................    $44,800    $    --
     Tax-exempt securities ........................      2,500     25,950
                                                       -------    -------
          Total cash equivalents ..................     47,300     25,950
                                                       -------    -------
Short-term Investments:
     U.S. corporate securities ....................    $ 8,818    $    --
     Tax-exempt securities ........................      5,906     25,949
                                                       -------    -------

          Total short-term investments ............     14,724     25,949
                                                       -------    -------

          Total investment securities .............    $62,024    $51,899
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

                                                          December 31,
                                                      -------------------
                                                        2001        2000
                                                      -------     -------
          Raw materials ...........................   $ 1,571     $ 1,520
          Work-in-process .........................    12,528      13,409
          Finished goods ..........................     9,523       6,670
                                                      -------     -------
                                                      $23,622     $21,599
                                                      =======     =======

   Property and Equipment

     Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets (over a period of one to four years), or over the applicable lease term.

     Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $2.9 million and $4.4 million, as of December 31, 2001 and 2000, respectively. Related accumulated amortization on these leased assets was approximately $2.7 million and $3.3 million, as of December 31, 2001 and 2000, respectively.

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

     A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

                                                            December 31,
                                                      ----------------------------
                                                       2001       2000      1999
                                                      -------    -------   -------
Basic earnings per share:
     Net income ...................................   $ 6,726    $19,765   $24,477
                                                      =======    =======   =======
     Weighted average common shares ...............    27,714     27,179    25,958
                                                      =======    =======   =======
          Basic earnings per share ................   $  0.24    $  0.73   $  0.94
                                                      =======    =======   =======
Diluted earnings per share:
     Net income ...................................   $ 6,726    $19,765   $24,477
                                                      =======    =======   =======
     Weighted average common shares ...............    27,714     27,179    25,958
     Weighted average common share equivalents:
          Options .................................     1,273      1,569     2,170
          Employee stock purchase plan ............         4         26        69
                                                      -------    -------   -------
     Diluted weighted average common shares .......    28,991     28,774    28,197
                                                      =======    =======   =======
          Diluted earnings per share ..............   $  0.23    $  0.69   $  0.87
                                                      =======    =======   =======

   Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and the presentation of comprehensive income and its components. SFAS No. 130, requires companies to report a new measurement of income to include unrealized gains and losses, net of the tax effect that have historically been excluded from net income and reflected instead in stockholders' equity. Comprehensive income for the Company consists of net income plus the effect of foreign currency translation adjustments, which is not material for each of the three years ended December 31, 2001. Accordingly, comprehensive income closely approximates actual net income.

   Segment Reporting

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." establishes standards for reporting and the presentation of reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC to DC power conversion markets.

                            POWER INTEGRATIONS, INC.

   Recent Accounting Pronouncements

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

   Revenue Recognition, Significant Customers

     Product revenues consist of sales to OEMs and merchant power supply manufacturers and to distributors. Revenues from product sales to OEM and merchant power supply manufacturers are recognized upon shipment. The Company provides for estimated sales returns and allowances related to such sales at the time of shipment, which is based on historical returns, current economic trends, levels of inventories and changes in customer demand and acceptance of the Company's products. During 2001, 2000 and 1999, sales to distributors of the Company's products accounted for approximately 51%, 50% and 40% of net revenues, respectively. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines of the Company's products held by the distributors. Pursuant to the Company's distributor agreements, the Company protects its distributors' exposure related to the impact of price reductions as well as products at distributors that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company's product in the event the agreement with the distributor is terminated. Accordingly, the Company defers recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The margin deferred as a result of this policy is reflected as "deferred income on sales to distributors" in the accompanying consolidated balance sheets.

     The Company has entered into a separate wafer supply and technology license agreement with an unaffiliated wafer foundry. The wafer supply agreement, which expires in June 2005, is renewable. In connection with the technology license agreement, the Company is entitled to receive a royalty on sales of products by the foundry, which incorporates the Company's technology into its own products. For the years ended December 31, 2001, 2000 and 1999, revenue recognized under this agreement was approximately $1.2 million, $1.7 million and $1.4 million, respectively.

     The Company's end user base is highly concentrated and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of the Company's revenue. For the years ended December 31, 2001, 2000 and 1999, ten customers accounted for approximately 74%, 69% and 68% of net revenues, respectively.

     The following customers accounted for more than 10% of total net revenues:

                                                Year Ended December 31,
                                           ---------------------------------
           Customer                          2001         2000        1999
           --------                        --------     --------    --------
           A ...........................      22%          22%         16%
           B ...........................      13%          10%         11%
           C ...........................      11%          --          --

                            POWER INTEGRATIONS, INC.

   Export Sales

     The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. Export sales, which consist of domestic sales to customers in foreign countries are comprised of the following:

                                                    Year Ended December 31,
                                              ----------------------------------
                                                 2001        2000        1999
                                              ----------  ----------  ----------
     Taiwan ................................     31%         25%         19%
     Hong Kong/China .......................     27%         24%         20%
     Western Europe ........................     17%         17%         16%
     Korea .................................     10%         10%         13%
     Japan .................................      2%          2%          2%
     Other .................................      6%          6%          8%
                                              ----------  ----------  ----------
          Total export sales ...............     93%         84%         78%
                                              ==========  ==========  ==========



   Product Sales

     Sales of TOPSwitch and TinySwitch products accounted for 98%, 98% and 97% of total net revenues in 2001, 2000 and 1999, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch-FX, and TOPSwitch-GX. TinySwitch products include TinySwitch and TinySwitch II. The Company's revenue mix for 2001 in the end markets which it serves was approximately 36% in the communications category, 31% in the consumer category, 19% in the computer category, 7% in the industrial electronics category and 7% in all other.

   Foreign Currency Risk

     The Company does not currently employ a foreign currency hedge program utilizing foreign currency forward exchange contracts, as the foreign currency translations and risks to date have not been significant. The Company maintains a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the year ended December 31, 2001, the Company realized a foreign exchange transaction loss of approximately $112,000. For the year ended December 31, 2000, the realized gains and losses netted to zero, and for the year ended December 31, 1999, the Company realized a foreign exchange transaction gain of approximately $123,000. These amounts are included in "other income (expense)," in the accompanying consolidated statements of operations.

   Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for receivables and inventories. These estimates are based on historical facts and various other assumptions that the Company believes to be reasonable at the time the estimates are made.

   Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term, low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant

                            POWER INTEGRATIONS, INC.

information. As of December 31, 2001 and 2000, approximately 75% and 78% of accounts receivable, respectively, were concentrated with ten customers.

3.   BANK LINE OF CREDIT:

     The Company has a $10.0 million revolving line of credit agreement with a bank, which expires on July 1, 2002, and restricts the Company from entering into certain transactions and contains certain financial covenants. Advances under the agreement bear interest at a fixed rate of the bank's LIBOR rate plus 1.5% per annum or at the bank's variable interest rate. The Company has the option to choose between the two rates. As of December 31, 2001 and 2000, there were no amounts due under the bank line of credit. The agreement also covers advances for commercial letters of credit and standby letters of credit, used primarily for the shipment of wafers from wafer supply manufacturers to the Company, provided that at no time will the aggregate sum of all advances exceed $10.0 million. As of December 31, 2001, there were outstanding letters of credit totaling approximately $3.8 million, and as of December 31, 2000, there were outstanding letters of credit totaling approximately $3.4 million.

4.   COMMITMENTS:

     The Company leases its facilities under noncancellable operating leases, which expire at various dates through September 2010. The lease for the Company's main corporate facility in San Jose, California expires in September 2010 and contains two conditional five-year options, which if exercised would extend the lease to September 2020. Rental payments for the San Jose facility provide for increased cash payments through the lease term. Rent expense under all operating leases was approximately $1.7 million, $2.1 million and $1.1 million in 2001, 2000 and 1999, respectively.

     A portion of the Company's machinery and equipment is leased under agreements accounted for as capital leases. The Company had no new capital leasing arrangements during 2001 and 2000 and leased approximately $772,000 of equipment during 1999. In 1998, the Company entered into a capital lease line of credit agreement, which allowed for combined borrowings of up to $4.4 million to finance the acquisition of property and equipment. This agreement expired on June 30, 1999.

     Future minimum lease payments under all noncancellable operating and capital lease agreements as of December 31, 2001 are as follows (in thousands):

     Fiscal Year                                         Operating  Capital
     -----------                                         ---------  -------
     2002                                                 $ 1,831    $ 463
     2003                                                   1,858      241
     2004                                                   2,119       42
     2005                                                   2,186       --
     2006                                                   2,261       --
     Thereafter                                             9,183       --
                                                          -------    -----
     Total minimum lease payments .....................   $19,438      746
                                                          =======
     Less: Amounts representing interest
       on capital leases (4.4% to 12.0%) ..............                (31)
                                                                     -----
                                                                       715
     Less: Current portion ............................               (440)
                                                                     -----
     Long-term portion ................................              $ 275
                                                                     =====

                            POWER INTEGRATIONS, INC.

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

6.   STOCKHOLDERS' EQUITY:

   Preferred Stock

     With the closing of the Company's IPO in December 1997, all of the outstanding convertible preferred stock automatically converted into common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. The Company is authorized to issue 3,000,000 shares of new $0.001 par value preferred stock, of which none was issued or outstanding during each of the three years ended December 31, 2001.

Common Stock

     As of December 31, 2001, the Company was authorized to issue 140,000,000 shares of $0.001 par value common stock. On October 25, 1999, the Company's Board of Directors approved a two-for-one split of the Company's common stock, in the form of a 100 percent stock dividend, which was applicable to stockholders of record at the close of business on November 8, 1999, and effective on November 22, 1999. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split.

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

   1997 Stock Option Plan

     In June 1997, the board of directors approved the 1997 Stock Option Plan (the "1997 Plan"), whereby the board of directors may grant options to key employees, directors and consultants to purchase the Company's common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. The 1997 Plan allows for annual increases on the first day of the Company's fiscal year (beginning in 1999) by a number of shares equal to five percent of the number of shares of common stock issued and outstanding on the last day of

                            POWER INTEGRATIONS, INC.

the preceding fiscal year. As of December 31, 2001, the 1997 Plan's maximum share reserve is 8,209,091 shares, which is comprised of the sum of (i) 5,266,127 shares (new shares allocated to the 1997 Plan) and (ii) 2,942,964 shares granted pursuant to the 1988 Plan (the "1988 Plan Options"). The number of shares available for issuance under the 1997 Plan, at any time, is reduced by the number of shares remaining subject to the 1988 Plan Options. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

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

1998 Nonstatutory Stock Option Plan

     In July 1998, the board of directors approved the 1998 Nonstatutory Stock Option Plan (the "1998 Plan"), whereby the board of directors may grant nonstatutory options to employees and consultants to purchase the Company's common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. As of December 31, 2001, the maximum share reserve under this plan was 1,000,000 shares. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

     The following table summarizes option activity under the Company's option plans:

     (prices are weighted average prices)

                                                              Year Ended December 31,
                                                              -----------------------
                                              2001                     2000                     1999
                                              ----                     ----                     ----
                                     Shares        Price       Shares       Price       Shares       Price
                                     ------        -----       ------       -----       ------       -----
Options outstanding,
    Beginning of year ............  3,811,319      $14.59     3,329,075     $10.40     2,666,422     $ 3.11
     Granted .....................  2,151,612      $13.46     1,523,285     $18.97     1,704,875     $18.06
     Exercised ...................   (480,156)     $ 7.93      (706,969)    $ 4.22      (769,316)    $ 2.15
     Cancelled ...................   (411,050)     $17.88      (334,072)    $14.78      (272,906)    $11.23
                                    ---------                 ---------                ---------
Options outstanding,
    end of year ..................  5,071,725      $14.47     3,811,319     $14.59     3,329,075     $10.40
                                    =========                 =========                =========

Exercisable, end of year .........  1,747,639      $12.64     1,072,644     $ 9.81       723,496     $ 3.71
                                    =========                 =========                =========

                            POWER INTEGRATIONS, INC.

     Options issued under the 1988, 1997 and 1998 plans may be exercised at any time prior to their expiration. Options issued under the Directors Plan are exercisable upon vesting. In addition, the Company has the right, upon termination of an optionholder's employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1988, 1997 and 1998 plans at the original purchase price. Under the terms of the option plans, an option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 2001, there were 2,039 shares of common stock issued under the 1988, 1997 and 1998 plans that are subject to repurchase by the Company at $14.22 per share.

     The Company accounts for its Plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the Plans been determined under a fair value method consistent with SFAS No. 123, "Accounting for Stock Based Compensation," and related interpretations the Company's net income would have been decreased to the following pro forma amounts (in thousands, except per share information):

                                                 Year Ended December 31,
                                                 ------------------------
                                                 2001      2000      1999
                                                 ----      ----      ----
Net income (loss):
     As reported ..........................     6,726     19,765    24,477
     Pro forma ............................    (5,046)     9,428    18,891
Basic earnings per share:
     As reported ..........................   $  0.24    $  0.73   $  0.94
     Pro forma ............................   $ (0.18)   $  0.35   $  0.73
Diluted earnings per share:
     As reported ..........................   $  0.23    $  0.69   $  0.87
     Pro forma ............................   $ (0.17)   $  0.33   $  0.67

     The weighted-average grant date fair value of options granted during fiscal years 2001, 2000 and 1999 was $10.79, $15.72 and $11.85, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: risk-free interest rates of 4.46, 5.77 and 5.63 percent, respectively; expected dividend yields of zero percent; expected lives of 4.0, 4.2 and 1.5 years for 2001, 2000 and 1999, respectively; expected volatility of 96%, 97% and 84% for 2001, 2000 and 1999, respectively.

     The following table summarizes the stock options outstanding at December 31, 2001:

                         Options Outstanding                                 Options Exercisable
    -------------------------------------------------------------       ----------------------------
                                        Weighted         Weighted                           Weighted
                                         Average         Average                            Average
      Exercise            Number        Remaining        Exercise         Number            Exercise
        Price          Outstanding        Life            Price         Outstanding          Price
        -----          -----------        -----           -----         -----------          -----
    $ 0.26--$2.55        154,464          4.65            $ 0.93          154,464            $ 0.93
    $ 4.00--$4.38        487,071          6.44            $ 4.33          420,591            $ 4.32
    $ 4.42--$6.03         75,080          6.18            $ 4.89           71,119            $ 4.90
    $ 6.78--$10.25        26,525          7.53            $ 9.72            7,760            $ 9.15
    $11.06--$16.91     3,420,228          8.68            $13.36          809,715            $13.59
    $17.89--$26.38       570,163          9.02            $21.58          127,066            $24.12
    $26.50--$36.88       241,475          7.95            $34.53          126,105            $34.29
    $37.50--$44.75        90,650          7.94            $42.80           25,956            $41.83
    $48.56--$51.50         6,069          7.86            $50.10            4,863            $49.87
                       ---------          ----            ------        ---------            ------
    $ 0.26--$51.50     5,071,725          8.29            $14.47        1,747,639            $12.64
                       =========          ====            ======        =========            ======

                            POWER INTEGRATIONS, INC.

   1997 Employee Stock Purchase Plan

     Under the 1997 Employee Stock Purchase Plan (the "Purchase Plan"), 1,500,000 shares of common stock are reserved for issuance to eligible employees. The Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15 percent of an employee's compensation, at 85% of the lower of the fair market value of the Company's common stock on the first or the last day of each offering period. As of December 31, 2001, 902,188 shares had been purchased and 597,812 shares were reserved for future issuance under the Purchase Plan.

   Non-employee Stock Options

     In 2001, 2000 and 1999, the Company granted to non-employees options to acquire 3,500, 18,700 and 3,000 shares of common stock under the 1997 Stock Option Plan, at weighted average exercise prices of $12.10, $11.97 and $14.22 per share. As of December 31, 2001, 27,900 options were outstanding and 13,491 options were exercisable at exercise prices ranging from $0.85 to $15.06. The weighted average exercise price of the outstanding options was $10.11, and the weighted average remaining contractual life was 9 years. In 2001, 2000 and 1999, the Company incurred consulting charges of $187,000, $45,000, and $174,000. Pursuant to the provisions of SFAS No. 123, the fair value of options issued was determined based on the fair value of the consideration received, where such amount was reliably measurable, or the fair value of the equity instruments issued, in which case, the fair value was estimated as services were provided using the Black-Scholes model with the following weighted average assumptions used for grants in 2001, 2000 and 1999: risk-free interest rates of 5.20 percent to 6.80 percent; expected dividend yields of zero percent; expected lives of 10 years; and expected volatility of 90%.

   Stockholder Notes Receivable

     In July 1997, in connection with the purchase of common stock upon exercise of stock options granted to certain officers and employees of the Company, the Company loaned to these officers and employees an aggregate of $405,000, at an interest rate of 6.65% pursuant to Promissory Note and Pledge Agreements. These loans, which are secured by 238,231 shares of common stock, are full recourse notes, and are due in full without regard to the value of the Company's common stock in July 2002, or at the Company's option upon (i) termination of employment with the Company, (ii) a default in the payment of any installment or principal and/or interest when due, (iii) a sale of the pledged stock or (iv) acceleration being reasonably necessary for the Company to comply with any regulations promulgated by the Board of Governors of the Federal Reserve System affecting the extension of credit in connection with the Company's securities. As of December 31, 2001, the unpaid principal portion of these loans was $38,000.

   Deferred Compensation

     In connection with the issuance of stock options to employees and consultants prior to December 1997, the Company recorded deferred compensation in the aggregate amount of approximately $566,000, representing the difference between the fair market value of the Company's common stock and the exercise price of the stock options at the date of grant. The Company amortized the deferred compensation expense over the shorter of the period in which the employee, director or consultant provides services or the applicable vesting period, which was typically over 48 months. Amortization expense was $41,000 in 2001 and $140,000 in each of the years ended December 31, 2000, and 1999. Compensation expense is decreased in the period of forfeiture for any accrued, but unvested compensation arising from the early termination of an option holder's services. Since recording the deferred compensation in 1997, there have been no forfeitures. The total amount of the deferred compensation was fully amortized by December 31, 2001.

   Shares Reserved

     As of December 31, 2001, the Company had 6,301,666 shares of common stock reserved for future issuance under Stock Option and Stock Purchase Plans.

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

     The components of the provision for income taxes are as follows (in thousands):

                                                          Year Ended December 31,
                                                          -----------------------
                                                         2001      2000       1999
                                                         ----      ----       ----
      Current provision:
           Federal ..................................   $1,949   $10,214    $ 7,621
           State ....................................      273       393        616
           Foreign ..................................       --        --         15
                                                        ------   -------    -------
                                                         2,222    10,607      8,252
                                                        ------   -------    -------
      Deferred provision (benefit):
           Federal ..................................      514    (1,759)     1,125
           State ....................................      194      (377)        99
                                                        ------   -------    -------
                                                           708    (2,136)     1,224
                                                        ------   -------    -------

      Net decrease in valuation allowance ...........       --        --     (5,142)
                                                        ------   -------    -------
                                                        $2,930   $ 8,471    $ 4,334
                                                        ======   =======    =======

     The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income before provision for income taxes as follows:

                                                             Year Ended December 31,
                                                             -----------------------
                                                            2001      2000       1999
                                                            ----      ----       ----
      Provision computed at Federal statutory rate .......  35.0%     35.0%      35.0%
      State tax provision, net of Federal benefit ........   3.1       3.1        3.1
      Change in valuation allowance ......................    --        --      (17.9)
      Research and development credits ...................  (4.5)     (2.9)      (3.4)
      Foreign sales corporation ..........................  (4.7)     (4.9)      (2.5)
      Non deductible expenses and other ..................   1.4      (0.3)       0.7
                                                            ----      ----      -----
                                                            30.3%     30.0%      15.0%
                                                            =====     =====     =====

     The components of the net deferred income tax asset were as follows (in thousands):

                                                              December 31,
                                                              ------------
                                                             2001       2000
                                                             ----       ----
      Tax credit carry-forwards...........................  $1,588     $1,155
      Inventory reserves..................................   1,950      2,218
      Accounts receivable allowances......................     434        467
      Accrued vacation....................................     255        294
      Other cumulative temporary differences..............   1,119      1,920
                                                            ------     ------
                                                            $5,346     $6,054
                                                            ======     ======

     Realization of the deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

                            POWER INTEGRATIONS, INC.

     As of December 31, 2001, the Company had research and development tax credit carryforwards of approximately $2.2 million. These carry-forwards expire in 2021 for Federal income tax purposes. There is no expiration of research and development tax credit carryforwards for the State of California. The United States Tax Reform Act of 1986 contains provisions that limit research and development credits available to be used in any given year upon the occurrence of certain events.

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

                            POWER INTEGRATIONS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                  Balance at    Charged to              Balance at
                                                                 Beginning of   Costs and                 End of
                       Classification                               Period      Expenses    Deductions    Period
--------------------------------------------------------------   ------------   ----------  ----------  ----------
Allowances for doubtful accounts and customer returns:
    Year ended December 31, 1999 .............................      $1,293       $  129      $  (432)     $  990
    Year ended December 31, 2000 .............................      $  990       $1,084      $(1,006)     $1,068
    Year ended December 31, 2001 .............................      $1,068       $1,119      $  (814)     $1,373

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             POWER INTEGRATIONS, INC.


                                             By:       /s/ JOHN M COBB
Dated:   March 22, 2002                         --------------------------------
                                                         John M. Cobb
                                                    Chief Financial Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Balu Balakrishnan and John M. Cobb his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Dated: March 22, 2002               By:      /s/  BALU BALAKRISHNAN
                                       -----------------------------------------
                                             Balu Balakrishnan
                                             President, Chief Executive Officer
                                             (Principal Executive Officer)


Dated: March 22, 2002               By:      /s/  JOHN M. COBB
                                       -----------------------------------------
                                             John M. Cobb
                                             Chief Financial Officer
                                             (Principal Financial and Principal
                                             Accounting Officer)


Dated: March 22, 2002               By:      /s/  HOWARD F. EARHART
                                       -----------------------------------------
                                             Howard F. Earhart
                                             Chairman of the Board


Dated: March 22, 2002               By:      /s/  ALAN D. BICKELL
                                       -----------------------------------------
                                             Alan D. Bickell
                                             Director


Dated: March 22, 2002               By:      /s/  NICHOLAS E. BRATHWAITE
                                       -----------------------------------------
                                             Nicholas E. Brathwaite
                                             Director


Dated: March 22, 2002               By:      /s/  R. SCOTT BROWN
                                       -----------------------------------------
                                             R. Scott Brown
                                             Director


Dated: March 22, 2002               By:      /s/  E. FLOYD KVAMME
                                       -----------------------------------------
                                             E. Floyd Kvamme
                                             Director

Dated: March 22, 2002                By:      /s/  STEVEN J. SHARP
                                        ----------------------------------------
                                              Steven J. Sharp
                                              Director

                             POWER INTEGRATIONS, INC

                                    EXHIBITS
                                       TO
                             FORM 10-K ANNUAL REPORT

                               For the Year Ended
                                December 31, 2001

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------
      3.1         Restated Certificate of Incorporation. (1)

      3.2         Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock. (2)

      3.3         Certificate of Amendment to Restated Certificate of Incorporation.

      3.4         By-Laws. (3)

      3.5         Amendment to By-Laws. (2)

      4.1         Fifth Amended and Restated Rights Agreement dated April 27, 1995, as amended, by and among us and certain of our investors. (3)

      4.2         Investors' Rights Agreement dated as of May 22, 1996 between us and Hambrecht & Quist Transition
                  Capital, LLC. (3)

     10.1         Form of Indemnification Agreement for directors and officers. (3)

     10.2         1988 Stock Option Plan and forms of agreements thereunder. (3)

     10.3         1997 Stock Option Plan and forms of agreements thereunder. (3)

     10.4         1997 Outside Directors Stock Option Plan and forms of agreements thereunder. (3)

     10.5         1997 Employee Stock Purchase Plan and forms of agreements thereunder. (3)

     10.6         Wafer Supply Agreement between us and OKI, dated as of October 1, 1998. (4)

     10.7         Master Equipment Lease Agreement between us and Metlife Capital Limited Partnership, dated as of
                  July 31, 1998. (4)

     10.8         Loan Agreement between us and Union Bank of California, N.A., dated as of October 16, 1998. (1)

     10.9         Amendment Number One, dated as of February 26, 1999, to the Wafer Supply Agreement between us and
                  OKI, dated as of October 1, 1998. (5)

     10.10        Lease agreement dated as of December 29, 1999 between us and Lincoln - RECP Hellyer OPCO, LLC, a
                  Delaware limited liability company. (6)

     10.11        Wafer Supply Agreement between us and Matsushita, dated as of June 29, 2000. (7)

     10.12        Technology License Agreement between us and Matsushita, dated as of June 29, 2000. (7)

     10.13        First Amendment to Loan Agreement dated October 16, 1998 between us and Union Bank of California,
                  N.A., dated August 1, 2000. (7)

     21.1         List of subsidiaries. (3)

     23.1         Consent of Independent Public Accountants.

     24.1         Power of Attorney (See signature page).

     99.1         Letter to SEC regarding Arthur Andersen LLP representations.

-------------
(1)  As filed with the SEC in our annual report on Form 10-K on March 16, 1999.

(2)  As filed with the SEC in our Current Report on Form 8-K on March 12, 1999.

(3) As filed with the SEC in our Registration Statement on Form S-1 on September 11, 1997.

(4) As filed with the SEC in our quarterly report on Form 10-Q on November 10, 1998.

(5)  As filed with the SEC in our quarterly report on Form 10-Q on May 10, 1999.

(6)  As filed with the SEC in our annual report on Form 10-K on March 29, 2000.

(7) As filed with the SEC in our quarterly report on Form 10-Q on November 10, 2000.