Form 10-Q
period 2002-03-31
POWER INTEGRATIONS INC
filed 2002-05-10
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark	One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission File Number 0-23441

POWER INTEGRATIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5245 Hellyer Avenue, San Jose, California	95138
(Address of principal executive offices)	(Zip code)

(408) 414-9200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common Stock, $.001 par value	28,257,563 shares

POWER INTEGRATIONS, INC.

TOPSwitch, TinySwitch and EcoSmart are trademarks of Power Integrations, Inc.

PART I.    FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,338	$62,141
Short-term investments	18,706	14,724
Accounts receivable	7,641	5,124
Inventories	19,637	23,622
Deferred tax assets	5,346	5,346
Prepaid expenses and other current assets	1,309	1,526

Total current assets	117,977	112,483
PROPERTY AND EQUIPMENT, net	21,997	23,182

	$139,974	$135,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capitalized lease obligations	$340	$440
Accounts payable	3,586	4,641
Accrued payroll and related expenses	2,743	3,164
Taxes payable and other accrued liabilities	3,960	1,604
Deferred income on sales to distributors	1,888	1,798

Total current liabilities	12,517	11,647

LONG TERM LIABILITIES:
Capitalized lease obligations, net of current portion	215	275
Deferred rent	518	441

Total long term liabilities	733	716

STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	83,555	81,758
Stockholder notes receivable	—	(38)
Cumulative translation adjustment	(116)	(117)
Retained earnings	43,257	41,671

Total stockholders’ equity	126,724	123,302

	$139,974	$135,665

The accompanying notes are an integral part of these condensed consolidated balance sheets.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
NET REVENUES:
Product sales	$23,390	$25,821
License fees and royalties	280	375

Total net revenues	23,670	26,196
COST OF REVENUES	13,368	12,781

GROSS PROFIT	10,302	13,415

OPERATING EXPENSES:
Research and development	3,607	3,546
Sales and marketing	3,402	3,510
General and administrative	1,433	1,302

Total operating expenses	8,442	8,358

INCOME FROM OPERATIONS	1,860	5,057
OTHER INCOME, net	405	522

INCOME BEFORE PROVISION FOR INCOME TAXES	2,265	5,579
PROVISION FOR INCOME TAXES	679	1,707

NET INCOME	$1,586	$3,872

EARNINGS PER SHARE:
Basic	$0.06	$0.14

Diluted	$0.05	$0.14

SHARES USED IN PER SHARE CALCULATION:
Basic	28,126	27,522

Diluted	29,429	28,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,586	$3,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,682	1,579
Employee deferred compensation expense	—	35
Non-employee stock options	47	—
Deferred rent	77	94
Provision for accounts receivable and other allowances	155	170
Income tax benefit from employee stock option plan	273	351
Change in operating assets and liabilities:
Accounts receivable	(2,672)	(338)
Inventories	3,985	(35)
Prepaid expenses and other current assets	217	141
Accounts payable	(1,055)	(365)
Accrued liabilities	1,935	79
Deferred income on sales to distributors	90	182

Net cash provided by operating activities	6,320	5,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(497)	(4,040)
Purchases of short-term investments	(4,000)	(9,500)
Proceeds from sales and maturities of short-term investments	18	12,247

Net cash used in investing activities	(4,479)	(1,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,478	1,230
Proceeds from stockholder note repayment	38	—
Principal payments under capitalized lease obligations	(160)	(189)

Net cash provided by financing activities	1,356	1,041

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,197	5,513
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,141	36,462

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,338	$41,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9	$21

Cash paid for income taxes	$202	$1,116

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements for the year ended December 31, 2001 included in its Form 10-K.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term Investments

The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of March 31, 2002, the Company’s short-term investments consisted of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held-to-maturity and were valued using the amortized cost method which approximates market.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by the distributors. As a result of the Company’s distributor agreements, the Company defers recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The margin deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

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

Comprehensive Income

SFAS No. 130, ‘‘Reporting Comprehensive Income,’’ establishes standards for reporting and the presentation of comprehensive income and its components. SFAS No. 130, requires companies to report a new measurement of income to include unrealized gains and losses, net of the tax effect that have historically been excluded from net income and reflected instead in stockholders’ equity. Comprehensive income for the Company consists of net income plus the effect of foreign currency translation adjustments, which is not material for the three months ended March 31, 2002 and 2001. Accordingly, comprehensive income closely approximates actual net income.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” establishes standards for reporting and the presentation of reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC to DC power conversion markets.

3.    INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$589	$1,571
Work-in-process	8,979	12,528
Finished goods	10,069	9,523

	$19,637	$23,622

4.    SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company’s net revenues. Ten customers accounted for approximately 82.3% and 72.6% of total net revenues for the three months ended March 31, 2002 and 2001, respectively.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended March 31,
Customer	2002	2001
A	20.1%	22.2%
B	16.7%	13.5%
C	13.7%	*

*	less than 10% or no sales

Customers	A and B are distributors of the Company’s products and customer C is an original equipment manufacturer.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

	Three Months Ended March 31,
	2002	2001
Taiwan	30.2%	28.9%
Hong Kong/China	22.1%	25.7%
Korea	12.6%	8.9%
Singapore	11.4%	1.3%
Europe – all other	8.5%	12.6%
Germany	7.6%	7.3%
Japan	1.8%	1.5%
Other	2.9%	2.9%

Total foreign	97.1%	89.1%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 98.8% and 97.4% of net revenues from product sales for the three months ended March 31, 2002 and 2001, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX, TOPSwitch GX, TinySwitch and TinySwitch II.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. EARNINGS	PER SHARE:

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options and shares issuable under the employee stock purchase plan using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Basic earnings per share:
Net income	$1,586	$3,872

Weighted average common shares	28,126	27,522

Basic earnings per share	$0.06	$0.14

Diluted earnings per share:
Net income	$1,586	$3,872

Weighted average common shares	28,126	27,522
Weighted average common share equivalents:
Options	1,292	925
Employee stock purchase plan	11	2

Diluted weighted average common shares	29,429	28,449

Diluted earnings per share	$0.05	$0.14

6.    PROVISION FOR INCOME TAXES:

Income tax expense for the three-month periods ended March 31, 2002 and 2001 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate of 30% for the three months ended March 31, 2002 and 2001 is primarily due to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

I TEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. In this report, the words “will”, “expects”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future” and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and our potential financial performance and are subject to certain risks and uncertainties, including those discussed in the “Factors That May Affect Future Results of Operations” and elsewhere in this report, that could cause actual results to differ materially from historical or anticipated results. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2001.

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use primarily in AC to DC power conversion markets. We have targeted high-volume power supply markets, including the communications, consumer, computer and industrial electronics markets. Our initial focus is on those applications that are sensitive to size, portability, energy efficiency and time-to-market. We believe our patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, we announced the TinySwitch family of integrated circuits for power supplies used in a broad range of electronic products. TinySwitch ICs, which are designed to reduce energy leakage by incorporating our new EcoSmart technology, enable a new class of light, compact, energy-efficient power supplies. In March 2000, we introduced the TOPSwitch-FX family of products, which also incorporates our EcoSmart technology to help engineers meet the growing need for environmentally friendly power solutions. In November 2000, we introduced the TOPSwitch-GX family of products. The GX family is capable of supplying output levels from 6 watts to 290 watts. We believe that the FX and GX families of ICs give power supply design engineers the ability to cost-effectively integrate additional functionality into the power supplies they design. In March 2001, we introduced the TinySwitch-II family of products with power levels ranging from 3 watts to 20 watts. All of our products introduced since 1998 incorporate our EcoSmart technology.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended March 31,
	2002	2001
Net revenues:
Product sales	98.8%	98.6%
License fees and royalties	1.2	1.4

Total net revenues	100.0	100.0
Cost of revenues	56.5	48.8

Gross profit	43.5	51.2

Operating expenses:
Research and development	15.2	13.5
Sales and marketing	14.4	13.4
General and administrative	6.0	5.0

Total operating expenses	35.6	31.9

Income from operations	7.9	19.3
Other income, net	1.7	2.0

Income before provision for income taxes	9.6	21.3
Provision for income taxes	2.9	6.5

Net income	6.7%	14.8%

Comparison of the Three Months Ended March 31, 2002 and 2001

Net revenues.    Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the three months ended March 31, 2002 were $23.7 million compared to $26.2 million for the first quarter of 2001, a decrease of $2.5 million, or 9.6%.

Net revenues from product sales represented $23.4 million and $25.8 million in the first quarter of 2002 and 2001, respectively. The decrease in net revenues from product sales for the three months ended March 31, 2002 was generally in our consumer and industrial end markets and due primarily to the unfavorable economic conditions during the period compared to the three months ended March 31, 2001. We expect our full year revenue mix for 2002, as a percentage of net revenues in the end markets which we serve, to be approximately 35% in the communications category, 30% in the consumer market category, 25% in the computer category, 7% in the industrial category and 3% in all other. We also expect the mix of our product families for the full year to be approximately 40% for TOPSwitch and TOPSwitch II, 34% for TinySwitch and TinySwitch II and 24% for TOPSwitch FX and GX.

International sales were $23.0 million in the first quarter of 2002 compared to $23.3 million for the same period in 2001, a decrease of $0.3 million, or 1.5%, which represented 97.1% of net revenues compared to 89.1% in the comparable period of 2001. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 80.2% and 68.8% of our product sales for the three months ended March 31, 2002 and 2001, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Direct sales for the first quarter of 2002 were divided 54.5% to distributors and 45.5% to original equipment manufacturers, or OEMs, and merchant power supply manufacturers, compared to 53.4% to distributors and 46.6% to OEMs and merchant power supply manufacturers for the same quarter in 2001. For the three months ended March

31, 2002, sales to one customer accounted for 20.1% of net revenues, and for the three months ended March 31, 2001, that same customer accounted for 22.2% of net revenues. A second customer accounted for 16.7% of net revenues for the three months ended March 31, 2002 and 13.5% of net revenues for the three months ended March 31, 2001. Both of these customers are distributors. A third customer, who is an original equipment manufacturer, accounted for 13.7% of net revenues for the three months ended March 31, 2002. There were no other customers accounting for sales of more than 10% during the periods reported.

Cost of revenues; Gross profit.    Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from Matsushita and OKI, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the first quarter of 2002 was $10.3 million, or 43.5% of net revenues, compared to $13.4 million, or 51.2% of net revenues for the same period in 2001. The decrease in gross profit percentage for the three months ended March 31, 2002 was due primarily to the adverse impact of competitive pricing pressure from customers for lower pricing, partially offset by decreases in our wafer and assembly costs. We expect our gross profit to remain in a range of 43% to 45% for 2002, but if pricing pressures from our customers increase during the year, the current economic slowdown continues or worsens or for other reasons, our gross profit could decline.

Research and development expenses.    Research and development expenses consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the first quarter of 2002 were $3.6 million compared to $3.5 million for the same period in 2001, which represented 15.2% and 13.5% of our net revenues in each period, respectively. We expect research and development expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales offices and applications engineering. Sales and marketing expenses for the first quarter of 2002 were $3.4 million compared to $3.5 million for the same period in 2001, which represented 14.4% and 13.4% of our net revenues in each period, respectively. The decrease for the three months ended March 31, 2002 resulted primarily from a decrease in sales representative commissions related to lower sales compared to the first quarter of 2001. Included in the above marketing expenses are costs associated with applications engineering, which represented $0.9 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively. We expect sales and marketing expenses to generally increase in absolute dollars but to fluctuate as a percentage of our net revenues.

General and administrative expenses.    General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. For the quarters ended March 31, 2002 and 2001, general and administrative expenses were $1.4 million and $1.3 million, respectively, which represented 6.0% and 5.0% of our net revenues in each period. The increase in spending, for the comparable three-month periods, was attributable primarily to increases in outside professional and legal expenses. We expect general and administrative expenses to increase in absolute dollars, but to fluctuate as a percentage of our net revenues.

Other income, net.    Other income, net, for the first quarter of 2002 was $0.4 million compared to $0.5 million for the same period in 2001.The decrease for the three-month period ended March 31, 2002 was due primarily to lower interest rates on our cash equivalents and short-term investments in 2002 compared to 2001.

Provision for income taxes.    Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $0.7 million for the first quarter of 2002 compared to $1.7 million for the same period in 2001. Our estimated effective tax rate used for both 2002 and 2001 was 30%. The difference between the Federal statutory rate of 35% and our effective tax rate for both years is due primarily to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

Liquidity and Capital Resources

At March 31, 2002, we had approximately $84.0 million in cash, cash equivalents and short-term investments, an increase of approximately $7.1 million from December 31, 2001. In addition, under a revolving line of credit with

Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by these foundries to us. The balance of this credit line is unused and available as of March 31, 2002. The line of credit agreement, which expires on July 1, 2002, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of March 31, 2002, we were in compliance with these financial covenants. We are currently in the process of renewing the line of credit agreement. We have financed a significant portion of our machinery and equipment through capital equipment leases. There was no additional equipment financing during the three months ended March 31, 2002.

As of March 31, 2002, we had working capital, defined as current assets less current liabilities, of approximately $105.5 million, an increase of approximately $4.6 million from December 31, 2001. Our operating activities generated cash of $6.3 million and $5.8 million in the three months ended March 31, 2002 and 2001, respectively. Cash generated in the first three months of 2002 was principally the result of net income in the amount of $1.6 million, depreciation and amortization, a decrease in inventory and an increase in accrued liabilities, partially offset by an increase in accounts receivable and a decrease in accounts payable. Cash generated in the first three months of 2001 was principally the result of net income in the amount of $3.9 million, depreciation and amortization, and an increase in accrued liabilities, partially offset by an increase in accounts receivable and a decrease in accounts payable.

Our investing activities were a net transfer to short-term investments from cash and cash equivalents of $4.0 million in the three months ended March 31, 2002, and a net transfer from short-term investments to cash and cash equivalents of $2.7 million in the three months ended March 31, 2001. Purchases of property and equipment were $0.5 million and $4.0 million in the three months ended March 31, 2002 and 2001, respectively.

During the first quarter of 2002, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during 2002, as a result of decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

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

Some of the factors that could affect our operating results include the following:

•	the volume and timing of orders received from customers;

•	the volume and timing of orders placed by us with our foundries;

•	changes in product mix including the impact of new product introduction on existing products;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the timing of investments in research and development and sales and marketing;

•	cyclical semiconductor industry conditions; and

•	fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen.

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

Because the sales cycle for our products can be lengthy, we may incur substantial expenses before we generate significant revenues, if any.  Our products are generally incorporated into a customer’s products at the design stage. However, customer decisions to use our products, commonly referred to as design wins, which can often require us to expend significant research and development and sales and marketing resources without any assurance of success, often precede volume sales, if any, by a year or more. The value of any design win will largely depend upon the commercial success of the customer’s product. We cannot assure you that we will continue to achieve design wins or that any design win will result in future revenues. If a customer decides at the design stage not to incorporate our products into its product, we may not have another opportunity for a design win with respect to that product for many months or years.

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

Our international sales activities account for a substantial portion of our net revenues and subject us to substantial risks.  Sales to customers outside of the United States account for a large portion of our net revenues, including approximately 97% of our net revenues in the quarter ended March 31, 2002. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

•	potential insolvency of international distributors and representatives;

•	reduced protection for intellectual property rights in some countries;

•	the impact of recessionary environments in economies outside the United States;

•	tariffs and other trade barriers and restrictions; and

•	the burdens of complying with a variety of foreign laws.

Our failure to adequately address these risks could reduce our international sales, which would materially adversely affect our operating results. Furthermore, because substantially all of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar increase the price in local currencies of our products in foreign markets and make our products relatively more expensive and less price competitive than competitors’ products that are priced in local currencies.

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

Although we provide Matsushita and OKI with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by the available capacities of the foundries in which these wafers are manufactured. An increased need for capacity to meet internal demands or demands of other customers could cause Matsushita and OKI to reduce capacity available to us. Matsushita and OKI may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers’ requirements. Any of these concessions could harm our business.

If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenues may decline.  We depend on Matsushita and OKI to produce wafers, and independent subcontractors to assemble finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of Matsushita or OKI to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compound available from only one vendor, and which is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially adversely affect yields and cost to manufacture. We cannot assure you that acceptable yields will be maintainable in the future.

Matsushita has licenses to our technology, which it may use to our detriment. Our ability to take advantage of the Japanese market for our products is largely dependent on Matsushita and its ability to promote and deliver our products. Pursuant to our agreement with Matsushita, it has the right to manufacture and sell products using our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Although we receive royalties on Matsushita’s sales, these royalties are substantially lower than the gross profit we would receive on direct sales. We cannot assure you that Matsushita will not use the technology rights we have granted it to develop or market competing products following any termination of its relationship with us or after termination of Matsushita’s royalty obligation to us.

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

We cannot be sure that we will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot assure you that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Our failure, or our customers’ failure to develop and introduce new products successfully and in a timely manner would harm our business and may cause the price of our common stock to fall. In addition, customers may defer or return orders for existing products in response to the introduction of new products. Although we maintain reserves against returns, we cannot assure you that these reserves will be adequate.

We rely on a continuous supply of power to conduct operations, and any disruption in the availability of power supplied to us could interrupt our operations, increase our expenses and harm our business. In 2000 and 2001, California experienced an energy crisis which caused the state to implement periodic rolling blackouts throughout California. Most of our operations are located in California, although part of our inventory is stored and shipped from an overseas facility. We currently have only limited backup generators for emergency alternate sources of power in the event of a blackout. If blackouts interrupt our supply of power, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay shipments of our products to customers, and could result in lost revenue, which could harm our business and results of operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

There has not been a material change in our exposure to interest rate and foreign currency risks since the date of our 2001 Annual Report on Form 10-K.

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

The table below presents carrying value and related weighted average interest rates for our investment portfolio at March 31, 2002. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

	Carrying Value	Average Interest Rate
Cash Equivalents:
Taxable securities	$39,064	2.36%

Total cash equivalents	39,064	2.36%

Short-term Investments:
U.S. corporate securities	8,743	3.14%
U.S. government securities	4,098	3.16%
Tax-exempt securities	5,865	3.29%

Total short-term investments	18,706	3.20%

Total investment securities	$57,770	2.78%

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits.

Exhibit Number	Description
10.14	Executive Benefits Agreement between us and Balu Balakrishnan dated April 25, 2002.
10.15	Executive Benefits Agreement between us and Derek Bell dated April 25, 2002.
10.16	Executive Benefits Agreement between us and John M. Cobb dated April 25, 2002.
10.17	Executive Benefits Agreement between us and Bruce Renouard dated April 25, 2002.
10.18	Executive Benefits Agreement between us and Daniel M. Selleck dated April 25, 2002.
10.19	Executive Benefits Agreement between us and John Tomlin dated April 25, 2002.
10.20	Executive Benefits Agreement between us and Clifford J. Walker dated April 25, 2002.

b.    Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: May 10, 2002	By:	/s/ JOHN M. COBB
John M. Cobb Chief Financial Officer