Form 10-Q
period 2002-06-30
POWER INTEGRATIONS INC
filed 2002-08-14
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, $.001 par value	28,467,338 shares

POWER INTEGRATIONS, INC.

TOPSwitch, TinySwitch and EcoSmart are trademarks of Power Integrations, Inc.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,738	$62,141
Short-term investments	35,640	14,724
Accounts receivable	8,310	5,124
Inventories	14,001	23,622
Deferred tax assets	5,346	5,346
Prepaid expenses and other current assets	1,227	1,526

Total current assets	125,262	112,483

PROPERTY AND EQUIPMENT, net	20,652	23,182

	$145,914	$135,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capitalized lease obligations	$238	$440
Accounts payable	4,278	4,641
Accrued payroll and related expenses	3,451	3,164
Taxes payable and other accrued liabilities	3,243	1,604
Deferred income on sales to distributors	2,212	1,798

Total current liabilities	13,422	11,647

LONG TERM LIABILITIES:
Capitalized lease obligations, net of current portion	154	275
Deferred rent	595	441

Total long term liabilities	749	716

STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	86,446	81,758
Stockholder notes receivable	—	(38)
Cumulative translation adjustment	(117)	(117)
Retained earnings	45,386	41,671

Total stockholders’ equity	131,743	123,302

	$145,914	$135,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
NET REVENUES:
Product sales	$26,861	$20,985	$50,251	$46,806
License fees and royalties	287	262	567	637

Total net revenues	27,148	21,247	50,818	47,443

COST OF REVENUES	15,758	11,893	29,126	24,674

GROSS PROFIT	11,390	9,354	21,692	22,769

OPERATING EXPENSES:
Research and development	3,648	3,696	7,255	7,242
Sales and marketing	3,645	3,839	7,047	7,349
General and administrative	1,548	1,434	2,981	2,736

Total operating expenses	8,841	8,969	17,283	17,327

INCOME FROM OPERATIONS	2,549	385	4,409	5,442

OTHER INCOME, net	493	572	898	1,094

INCOME BEFORE PROVISION FOR INCOME TAXES	3,042	957	5,307	6,536

PROVISION FOR INCOME TAXES	913	287	1,592	1,994

NET INCOME	$2,129	$670	$3,715	$4,542

EARNINGS PER SHARE:
Basic	$0.08	$0.02	$0.13	$0.16

Diluted	$0.07	$0.02	$0.12	$0.16

SHARES USED IN PER SHARE CALCULATION:
Basic	28,317	27,620	28,222	27,571

Diluted	29,873	28,528	29,619	28,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,715	$4,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,344	3,124
Deferred rent	154	267
Provision for accounts receivable and other allowances	141	141
Tax benefit associated with employee stock plans and stock compensation to non-employees	1,377	570
Change in operating assets and liabilities:
Accounts receivable	(3,327)	1,840
Inventories	9,621	(1,261)
Prepaid expenses and other current assets	299	1,970
Accounts payable	(365)	(47)
Accrued liabilities	1,927	(2,353)
Deferred income on sales to distributors	414	(633)

Net cash provided by operating activities	17,300	8,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(815)	(5,500)
Purchases of short-term investments	(25,575)	(19,250)
Proceeds from sales and maturities of short-term investments	4,659	17,564

Net cash used in investing activities	(21,731)	(7,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	3,312	1,720
Proceeds from stockholder note repayment	38	—
Principal payments under capitalized lease obligations	(322)	(351)

Net cash provided by financing activities	3,028	1,369

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,403)	2,343
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,141	36,462

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,738	$38,805

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16	$39

Cash paid for (refunds of) income taxes, net of refunds	$(1,203)	$3,849

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. Certain reclassifications were made to the prior year financial information to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements for the year ended December 31, 2001 included in its Form 10-K filed on March 22, 2002 with the Securities and Exchange Commission.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term Investments

The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of June 30, 2002, the Company’s short-term investments consisted of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held-to-maturity and were valued using the amortized cost method which approximates market.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and the presentation of comprehensive income and its components. SFAS No. 130, requires companies to report a new measurement of income to include unrealized gains and losses, net of the tax effect that have historically been excluded from net income and reflected instead in stockholders’ equity. Comprehensive income for the Company consists of net income

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plus the effect of foreign currency translation adjustments, which was not material for the six months ended June 30, 2002 and 2001. Accordingly, comprehensive income closely approximates actual net income.

Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting and the presentation of reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment—the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC to DC and DC to DC power conversion markets.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Business Combinations.” The provisions of SFAS No. l45 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption to have a significant impact on the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption to have a significant impact on the Company.

3.    INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$424	$1,571
Work-in-process	6,848	12,528
Finished goods	6,729	9,523

	$14,001	$23,622

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s end user base is highly concentrated and a relatively small number of OEMs and distributors accounted for a significant portion of the Company’s net revenues. Ten customers accounted for approximately 82.5% and 71.0% of total net revenues for the three months ended June 30, 2002 and 2001, respectively, and approximately 81.5% and 71.3% of total net revenues for the six months ended June 30, 2002 and 2001, respectively.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2002	2001	2002	2001
A	23.7%	27.2%	22.0%	24.2%
B	13.9%	*	15.2%	10.4%
C	14.4%	*	14.0%	*

*	less than 10% or no sales

Customers A and B are distributors of the Company’s products and customer C is an OEM.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term, low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. As of June 30, 2002 and December 31, 2001, approximately 84.0% and 75.2% of accounts receivable, respectively, were concentrated with ten customers.

The following customers accounted for more than 10% of accounts receivables:

Customer	June 30, 2002	December 31, 2001
A	32.8%	18.5%
B	10.2%	10.2%
C	11.9%	15.3%

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Hong Kong/China	27.9%	34.7%	27.9%	29.8%
Taiwan	25.9%	22.1%	25.2%	25.8%
Korea	14.9%	9.5%	13.8%	9.2%
Singapore	12.0%	6.5%	11.7%	3.6%
Europe—excluding Germany	7.0%	9.6%	7.7%	11.3%
Germany	5.2%	7.1%	6.3%	7.2%
Japan	0.9%	2.3%	1.3%	1.9%
Other	2.4%	2.4%	2.7%	2.6%

Total foreign	96.2%	94.2%	96.6%	91.4%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 99.2% and 98.0% of net revenues from product sales for the three months ended June 30, 2002 and 2001, respectively, and 99.0 % and 97.6% of net revenues from product sales for the six months ended June 30, 2002 and 2001, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX and TOPSwitch GX. TinySwitch products include TinySwitch and TinySwitch II.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic earnings per share:
Net income	$2,129	$670	$3,715	$4,542

Weighted average common shares	28,317	27,620	28,222	27,571

Basic earnings per share	$0.08	$0.02	$0.13	$0.16

Diluted earnings per share:
Net income	$2,129	$670	$3,715	$4,542

Weighted average common shares	28,317	27,620	28,222	27,571
Weighted average common share equivalents:
Options	1,548	907	1,390	922
Employee stock purchase plan	8	1	7	2

Diluted weighted average common shares	29,873	28,528	29,619	28,495

Diluted earnings per share	$0.07	$0.02	$0.12	$0.16

6.    PROVISION FOR INCOME TAXES:

Income tax expense for the six-month periods ended June 30, 2002 and 2001 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate of 30% for the six months ended June 30, 2002 and 2001 is primarily due to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. In this report, the words “will”, “expects”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future” and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and our potential financial performance and are subject to certain risks and uncertainties, including our development efforts, the success of our product strategies, the maintenance of significant business relationships, as well as those discussed in the “Factors That May Affect Future Results of Operations” and elsewhere in this report. As a result of these risks, our actual results may differ materially from our historical or anticipated results. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2001.

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use primarily in AC to DC power conversion markets. We have targeted high-volume power supply markets, including the communications, consumer, computer and industrial electronics markets. Our initial focus is on those applications that are sensitive to size, portability, energy efficiency and time-to-market. We introduced the TOPSwitch family of ICs in 1994 followed by an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, we announced the TinySwitch family of integrated circuits for power supplies used in a broad range of electronic products. TinySwitch ICs, which are designed to reduce standby energy by incorporating our new EcoSmart technology, enable a new class of light, compact, energy-efficient power supplies. In March 2000, we introduced the TOPSwitch-FX family of products, which also incorporates our EcoSmart technology to help engineers meet the growing need for environmentally friendly power solutions. In November 2000, we introduced the TOPSwitch-GX family of products. The GX family is capable of supplying output levels from 6 watts to 290 watts In March 2001, we introduced the TinySwitch-II family of products with power levels ranging from 3 watts to 20 watts. In June 2002, we introduced DPA-Switch, which is a family of products that is the first highly integrated high-voltage power conversion IC designed specifically for use in DC-DC converters and distributed power architectures (DPAs). The four-device family covers a wide input voltage range of 16V to 75V, targeting 24 V/48V applications All of our products introduced since 1998 incorporate our EcoSmart technology.

Critical Accounting Policies

We believe our critical accounting policies are as follows:

•	revenue recognition;

•	estimating sales, returns and allowances;

•	estimating ship and debit reserve;

•	estimating allowance for doubtful accounts; and

•	estimating reserve for excess and obsolete inventory.

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

A brief description of these policies is set forth below.

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. At that time, we provide for estimated sales returns and other allowances related to those sales. Between 45% and 55% of our sales are made to distributors under terms allowing certain rights of return and price protection for our products held in the distributors’ inventories. Therefore, we defer recognition of revenue and the proportionate cost of revenues derived from sales to distributors until the distributors sell our products to their customers. We evaluate the amounts to defer based on the level of actual distributors’ inventory on hand as well as inventory that is in transit. The gross profit deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

Estimating sales returns and allowances

Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve, and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products. This reserve is reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net revenues could be adversely affected.

Estimating ship and debit reserve

A large portion of our sales is made to distributors. Under certain circumstances, some of those sales are subject to credits that distributors claim on certain transactions and as protection against subsequent price declines on products they hold. The credits are referred to as “ship and debits.” The credits are available to the distributors after they have sold our products through to their end customer. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the adequacy of the reserve, we analyze historical ship and debit payments and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

Estimating allowance for doubtful accounts

We maintain an allowance for losses we may incur as a result of our customers’ inability to make required payments. Any increase in the allowance results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts each quarter, we analyze historical bad debt, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers unexpectedly deteriorated, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers’ inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended June 30,		Percentage of Total Net Revenues for Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues:
Product sales	98.9%	98.8%	98.9%	98.7%
License fees and royalties	1.1	1.2	1.1	1.3

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues	58.0	56.0	57.3	52.0

Gross profit	42.0	44.0	42.7	48.0

Operating expenses:
Research and development	13.5	17.4	14.3	15.2
Sales and marketing	13.4	18.1	13.9	15.5
General and administrative	5.7	6.7	5.8	5.8

Total operating expenses	32.6	42.2	34.0	36.5

Income from operations	9.4	1.8	8.7	11.5
Other income, net	1.8	2.7	1.7	2.3

Income before provision for income taxes	11.2	4.5	10.4	13.8

Provision for income taxes	3.4	1.3	3.1	4.2

Net income	7.8%	3.2%	7.3%	9.6%

Comparison of the Three and Six Months Ended June 30, 2002 and 2001

Net revenues.    Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the quarter ended June 30, 2002 were $27.1 million compared to $21.2 million for the second quarter of 2001, an increase of $5.9 million, or 27.8%. Net revenues for the six months ended June 30, 2002 were $50.8 million compared to $47.4 million for the comparable period of 2001, an increase of $3.4 million or 7.1%.

Net revenues from product sales represented $26.9 million and $21.0 million in the second quarter of 2002 and 2001, respectively. Net revenues from product sales represented $50.3 million and $46.8 million in the six months ended June 30, 2002 and 2001, respectively. The increase in net revenues from product sales for the three months and six months ended June 30, 2002 was driven by increased sales of our products across all of our end markets. Sales increases were primarily from LCD monitors and PDAs in the computer market, home appliances and DVDs in the consumer market, cell phone chargers in the communications market and motor control and uninterruptible power supplies (UPS) in the industrial market. We expect our full year revenue mix for 2002, as a percentage of net revenues in the end markets which we serve, to be approximately 39% in the communications category, 26% in the consumer market category, 23% in the computer category, 6% in the industrial category and 6% in the all other category. This compares to approximately 36% in the communications category, 31% in the consumer market category, 19% in the computer category, 7% in the industrial category and 7% in the all other category for the full year of 2001. We also expect the mix of our product families for the full year to be approximately 35% for TOPSwitch and TOPSwitch II, 40% for TinySwitch and TinySwitch II and 24% for TOPSwitch FX and GX. This compares to approximately 60% for TOPSwitch and TOPSwitch II, 23% for TinySwitch and TinySwitch II and 16% for TOPSwitch FX and GX for the full year of 2001.

International sales were $26.1 million in the second quarter of 2002 compared to $20.0 million for the same period in 2001, an increase of $6.1 million, or 30.5%, which represented 96.2% of net revenues compared to 94.2%

in the comparable period of 2001. International sales were $49.1 million for the six months ended June 30, 2002 compared to $43.4 million for the same period in 2001, an increase of $5.7 million, or 13.1%, which represented 96.6% of net revenues compared to 91.4% in the comparable period of 2001. The increase in our international sales for the three months and six months ended June 30, 2002 was driven by increased sales of our products across all of our end markets. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 83.6% and 77.4% of our product sales for the three months ended June 30, 2002 and 2001, respectively, and 82.0% and 72.5% of our product sales for the six months ended June 30, 2002 and 2001, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Direct sales for the second quarter of 2002 were divided 52.5% to distributors and 47.5% to original equipment manufacturers, or OEMs, and power supply merchants, compared to 48.7% to distributors and 51.3% to OEMs and power supply merchants for the same quarter in 2001. For the six months ended June 30, 2002, direct sales were divided 54.9% to distributors and 45.1% to OEMs and power supply merchants, compared to 51.4% to distributors and 48.6 % to OEMs and power supply merchants for the same period in 2001. For the quarter ended June 30, 2002, sales to one customer accounted for 23.7% of net revenues, compared to 27.2% of net revenues for the quarter ended June 30, 2001. A second customer accounted for 13.9% of net revenues for the quarter ended June 30, 2002, and for the quarter ended June 30, 2001, sales to that customer were less than 10%. For the six months ended June 30, 2002, sales to these two customers accounted for 22.0% and 15.2% of net revenues respectively, compared to 24.2% and 10.4% of net revenues, respectively, for the six months ended June 30, 2001. Both of these customers are distributors. One other customer, who is an OEM, accounted for 14.4% of net revenues for the quarter ended June 30, 2002 and 14.0% of net revenues for the six months ended June 30, 2002. Sales to this customer for both the quarter and six months ended June 30, 2001 were less than 10%. There were no other customers accounting for sales of more than 10% during the periods reported.

Cost of revenues; Gross profit.    Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the second quarter of 2002 was $11.4 million, or 42.0% of net revenues, compared to $9.4 million, or 44.0% of net revenues for the same period in 2001. Gross profit for the six months ended June 30, 2002 was $21.7 million, or 42.7% of net revenues, compared to $22.8 million, or 48.0% of net revenues for the same period in 2001. The decrease in gross profit percentage for the three months and six months ended June 30, 2002 was due primarily to manufacturing inefficiencies associated with the initial ramping of new products and the adverse impact of increased customer pricing pressure. We expect our gross profit percentage to remain in a range of 42% to 45% over the next few quarters, but we cannot assure you that we will be able to accomplish these results.

Research and development expenses.    Research and development expenses consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the second quarter of 2002 were $3.6 million compared to $3.7 million for the same period in 2001, a decrease of $0.1 million, or 1.3%, which represented 13.5% and 17.4% of our net revenues in each period, respectively. Research and development expenses for the first six months of 2002 were $7.3 million compared to $7.2 million for the same period in 2001, an increase of $0.1 million, or 0.2%, which represented 14.3% and 15.2% of net revenues in each period, respectively. Expenditures for research and development costs were essentially unchanged from the quarter and six months ended June 30, 2001. We expect research and development expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales offices and applications engineering. Sales and marketing expenses for the second quarter of 2002 were $3.6 million compared to $3.8 million for the same period in 2001, a decrease of $0.2 million, or 5.1%, which represented 13.4% and 18.1% of our net revenues in each period, respectively. Sales and marketing expenses for the first six months of 2002 were $7.0 million compared to $7.3 million for the same period in 2001, a decrease of $0.3 million, or 4.1%, which represented 13.9% and 15.5% of our net revenues in each period, respectively. Included in the above marketing expenses are costs associated with applications engineering, which represented $0.9 million and $1.0 million for the three months ended June 30, 2002 and 2001, respectively, and $1.8 million in each of the six months ended June 30, 2002 and 2001. We include applications engineering costs as part of sales and marketing expenses due to the fact that our products are generally incorporated into a customer’s power supply at the design stage. Our sales and marketing efforts are focused on facilitating the customer’s use of our products in the design of new power supplies for specific applications. An important competitive factor in determining whether a customer decides to use our products in its designs is our commitment to provide comprehensive application design support. We expect sales and marketing expenses to continue to increase in absolute dollars but to fluctuate as a percentage of our net revenues.

General and administrative expenses.    General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees, auditing and tax services. For the quarters ended June 30, 2002 and 2001, general and administrative expenses were $1.5 million and $1.4 million, respectively, which represented 5.7% and 6.7% of our net revenues in each period. For the six months ended June 30, 2002 and 2001, general and administrative expenses were $3.0 million and $2.7 million, respectively, which represented 5.8% of our net revenues in both periods. The increase in spending through June 30, 2002, was attributable primarily to an increase in professional and legal expenses. Included in legal expenses are outside costs related to patents, which have been expensed as incurred, and we plan to continue with this policy in the future. For the six months ended June 30, 2002 and 2001, those costs were approximately $0.3 million and $0.2 million, respectively. We expect general and administrative expenses to increase in absolute dollars, but to fluctuate as a percentage of our net revenues.

Other income, net.    Other income, net, for the second quarter of 2002 decreased by $79,000 compared to the same period in 2001 and for the six months ended June 30, 2002, other income, net, decreased by $196, 000 compared to the same period in 2001. The decrease for each of the three and six month periods ended June 30, 2002 was due primarily to lower interest rates on our cash equivalents and short-term investments in 2002 compared to 2001.

Provision for income taxes.    Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $0.9 million for the second quarter of 2002 compared to $0.3 million for the same period in 2001. The provision for income taxes was $1.6 million for the first six months of 2002 compared to $2.0 million for the same period in 2001. Our estimated effective tax rate used for both 2002 and 2001 was 30%. The difference between the statutory rate of 35% and our effective tax rate of 30% for the periods presented is due primarily to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

Liquidity and Capital Resources

At June 30, 2002, we had approximately $96.4 million in cash, cash equivalents and short-term investments, an increase of approximately $19.5 million from December 31, 2001. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. Approximately $3.8 million of the credit line is used to cover advances for standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by these foundries to us. The balance of this credit line was unused and available as of June 30, 2002. The line of credit agreement, which expires on July 1, 2004, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of June 30, 2002, we were in compliance with these financial covenants. We have previously financed a significant portion of our machinery and equipment through capital equipment leases. The amounts due for these obligations for the next 12 months were $0.2 million as of June 30, 2002. The remaining balance due for these obligations was $0.2 million. There was no additional equipment financing during the six months ended June 30, 2002.

As of June 30, 2002, we had working capital, defined as current assets less current liabilities, of approximately $111.8 million, an increase of approximately $11.0 million from December 31, 2001. Our operating activities generated cash of $17.3 million and $8.2 million in the six months ended June 30, 2002 and 2001, respectively. Cash generated in the first six months of 2002 was principally the result of net income in the amount of $3.7 million, depreciation and amortization, a decrease in inventory and an increase in accrued liabilities, partially offset by an increase in accounts receivable. Cash generated in the first six months of 2001 was principally the result of net income in the amount of $4.5 million, depreciation and amortization and decreases in accounts receivable and prepaid expenses, partially offset by an increase in inventory and a decrease in accrued liabilities.

Our investing activities were a net transfer to short-term investments from cash and cash equivalents of $20.9 million in the six months ended June 30, 2002, and a net transfer to short-term investments from cash and cash equivalents of $1.7 million in the six months ended June 30, 2002. Purchases of property and equipment were $0.8 million and $5.5 million in the six months ended June 30, 2002 and 2001, respectively.

Our financing activities were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $3.3 million and $1.7 million in the six months ended June 30, 2002 and 2001, respectively, offset by payments for capitalized lease obligations of $0.3 million and $0.4 million in the six months ended June 30, 2001 and 2001, respectively.

During the first six months of 2002, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during 2002, as a result of decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Business Combinations.” The provisions of SFAS No. l45 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption to have a significant impact on the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption to have a significant impact on the Company.

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

Our international sales activities account for a substantial portion of our net revenues and subject us to substantial risks.    Sales to customers outside of the United States account for a large portion of our net revenues, including approximately 97% of our net revenues in the six months ended June 30, 2002. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

The table below presents carrying value and related weighted average interest rates for our investment portfolio at June 30, 2002. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

	Carrying Value	Average Interest Rate
Cash Equivalents:
Taxable securities	$41,668	2.22%

Total cash equivalents	41,668	2.22%

Short-term Investments:
U.S. corporate securities	22,392	2.77%
U.S. government securities	12,209	2.79%
Tax-exempt securities	1,039	3.33%

Total short-term investments	35,640	2.96%

Total investment securities	$77,308	2.59%

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of Power Integrations, Inc. held on June 6, 2002, the following proposals were adopted by the margins indicated.

Proposal I—To elect the following persons as a Class II director to hold office for a three-year term and until his successor is elected and qualified:

	Voted For	Withheld
E. Floyd Kvamme	25,784,820	414,725
Nicholas E. Brathwaithe	25,602,062	597,483
Balu Balakrishnan	25,552,679	646,866

The remaining directors are Howard F. Earhart and Alan D. Bickell (terms expiring in 2003) and R. Scott Brown and Steven J. Sharp (terms expiring in 2004).

Proposal II—To approve an amendment to our 1997 Stock Option Plan, which provides that effective January 1, 2003, 700,000 shares, which would otherwise only be available for grant under such plan pursuant to non-statutory stock options, may instead be granted pursuant to incentive stock options:

Voted For	Voted Against	Abstain
18,662,943	7,494,630	41,972

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits.

Exhibit Number	Description

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

b.    Reports on Form 8-K.

Current Report on Form 8-K on June 28, 2002, as amended on Form 8-K/A on July 10, 2002, regarding a change in our certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002
POWER INTEGRATIONS, INC.

By:	/s/ JOHN M. COBB
John M. Cobb Chief Financial Officer