Form 10-Q
period 2002-09-30
POWER INTEGRATIONS INC
filed 2002-11-12
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23441

POWER INTEGRATIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002
Common Stock, $.001 par value	28,492,218 shares

POWER INTEGRATIONS, INC.

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch and EcoSmart are trademarks of Power Integrations, Inc.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,756	$62,141
Short-term investments	28,866	14,724
Accounts receivable	8,800	5,124
Inventories	13,196	23,622
Deferred tax assets	5,346	5,346
Prepaid expenses and other current assets	2,254	1,526

Total current assets	133,218	112,483

PROPERTY AND EQUIPMENT, net	20,320	23,182

	$153,538	$135,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capitalized lease obligations	$240	$440
Accounts payable	6,475	4,641
Accrued payroll and related expenses	3,662	3,164
Taxes payable and other accrued liabilities	5,083	1,604
Deferred income on sales to distributors	2,133	1,798

Total current liabilities	17,593	11,647

LONG TERM LIABILITIES:
Capitalized lease obligations, net of current portion	94	275
Deferred rent	672	441

Total long term liabilities	766	716

STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	87,579	81,758
Stockholder notes receivable	—	(38)
Cumulative translation adjustment	(116)	(117)
Retained earnings	47,688	41,671

Total stockholders’ equity	135,179	123,302

	$153,538	$135,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
NET REVENUES:
Product sales	$27,712	$22,710	$77,963	$69,516
License fees and royalties	456	293	1,023	930

Total net revenues	28,168	23,003	78,986	70,446

COST OF REVENUES	16,328	13,092	45,454	37,766

GROSS PROFIT	11,840	9,911	33,532	32,680

OPERATING EXPENSES:
Research and development	3,561	3,586	10,817	10,828
Sales and marketing	3,756	3,797	10,803	11,146
General and administrative	1,600	1,537	4,581	4,273

Total operating expenses	8,917	8,920	26,201	26,247

INCOME FROM OPERATIONS	2,923	991	7,331	6,433

OTHER INCOME, net	365	325	1,265	1,419

INCOME BEFORE PROVISION FOR INCOME TAXES	3,288	1,316	8,596	7,852

PROVISION FOR INCOME TAXES	986	395	2,579	2,389

NET INCOME	$2,302	$921	$6,017	$5,463

EARNINGS PER SHARE:
Basic	$0.08	$0.03	$0.21	$0.20

Diluted	$0.08	$0.03	$0.20	$0.19

SHARES USED IN PER SHARE CALCULATION:
Basic	28,451	27,758	28,298	27,622

Diluted	29,074	29,339	29,494	28,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,017	$5,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,013	4,873
Deferred rent	231	349
Provision for accounts receivable and other allowances	—	229
Tax benefit associated with employee stock plans and stock compensation to non-employees	1,486	1,305
Change in operating assets and liabilities:
Accounts receivable	(3,676)	(318)
Inventories	10,426	(2,743)
Prepaid expenses and other current assets	(728)	2,654
Accounts payable	1,834	(1,235)
Accrued liabilities	3,977	(2,615)
Deferred income on sales to distributors	335	(768)

Net cash provided by operating activities	24,915	7,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,150)	(6,931)
Purchases of short-term investments	(36,575)	(24,750)
Proceeds from sales and maturities of short-term investments	22,433	27,303

Net cash used in investing activities	(16,292)	(4,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	4,335	3,773
Proceeds from stockholder note repayment	38	38
Principal payments under capitalized lease obligations	(381)	(505)

Net cash provided by financing activities	3,992	3,306

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,615	6,122
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,141	36,462

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,756	$42,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20	$53

Cash paid for (refunds of) income taxes, net of refunds	$(775)	$3,849

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term Investments

The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of September 30, 2002, the Company’s short-term investments consisted of U.S. government backed securities, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method which approximates market.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and the presentation of comprehensive income and its components. SFAS No. 130, requires companies to report a new measurement of income to include unrealized gains and losses, net of the tax effect that have historically been excluded from net income and reflected instead in stockholders’ equity. Comprehensive income for the Company consists of net income plus the effect of foreign currency translation adjustments, which was not material for the nine months ended September 30, 2002 and 2001. Accordingly, comprehensive income closely approximates actual net income.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Business Combinations.” The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption to have a significant impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption to have a significant impact on the Company.

3.    INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$999	$1,571
Work-in-process	6,007	12,528
Finished goods	6,190	9,523

	$13,196	$23,622

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s end user base is highly concentrated and a relatively small number of OEMs, power supply merchants and distributors accounted for a significant portion of the Company’s net revenues. Ten customers accounted for approximately 82.4% and 77.4% of total net revenues for the three months ended September 30, 2002 and 2001, respectively, and approximately 81.5% and 73.1% of total net revenues for the nine months ended September 30, 2002 and 2001, respectively.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2002	2001	2002	2001
A	24.0%	19.0%	22.7%	22.8%
B	10.3%	16.3%	13.4%	12.2%
C	16.3%	*	14.8%	*
D	*	14.5%	*	*

*	less than 10% or no sales

Customers A and B are distributors of the Company’s products, customer C is an OEM and customer D is a power supply merchant.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term, low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. As of September 30, 2002 and December 31, 2001, approximately 80.8% and 75.2% of accounts receivable, respectively, were concentrated with ten customers.

The following customers accounted for more than 10% of accounts receivables:

	September 30, 2002	December 31, 2001
Customer
A	30.7%	18.5%
B	*	15.3%
C	11.3%	10.2%

*	less than 10% or no balance

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Hong Kong/China	33.0%	24.0%	28.0%	27.9%
Korea	23.8%	14.3%	24.4%	12.8%
Taiwan	20.2%	35.4%	25.2%	28.9%
Germany	6.0%	6.6%	6.2%	7.0%
Europe – excluding Germany	5.9%	10.0%	7.2%	11.1%
Japan	2.5%	1.2%	1.7%	1.7%
Singapore	2.0%	0.4%	1.2%	0.6%
Other	2.6%	2.6%	2.5%	2.4%

Total foreign	96.0%	94.5%	96.4%	92.4%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 98.8% and 99.5% of net revenues from product sales for the three months ended September 30, 2002 and 2001, respectively, and 99.0 % and 98.3% of net revenues from product sales for the nine months ended September 30, 2002 and 2001, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX and TOPSwitch GX. TinySwitch products include TinySwitch and TinySwitch II.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic earnings per share:
Net income	$2,302	$921	$6,017	$5,463

Weighted average common shares	28,451	27,758	28,298	27,622

Basic earnings per share	$0.08	$0.03	$0.21	$0.20

Diluted earnings per share:
Net income	$2,302	$921	$6,017	$5,463

Weighted average common shares	28,451	27,758	28,298	27,622
Weighted average common share equivalents:
Options	618	1,569	1,187	1,120
Employee stock purchase plan	5	12	9	6

Diluted weighted average common shares	29,074	29,339	29,494	28,748

Diluted earnings per share	$0.08	$0.03	$0.20	$0.19

6.    PROVISION FOR INCOME TAXES:

Income tax expense for the nine-month periods ended September 30, 2002 and 2001 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate of 30% for the nine months ended September 30, 2002 and 2001 is primarily due to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. In this report, the words “will”, “expects”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including our development efforts, the success of our product strategies, the maintenance of significant business relationships, as well as those discussed in the “Factors That May Affect Future Results of Operations” and elsewhere in this report. As a result of these risks, our actual results may differ materially from our historical or anticipated results. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2001.

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use primarily in AC to DC and DC to DC power conversion markets. We have targeted high-volume power supply markets, including the communications, consumer, computer and industrial electronics markets. Our initial focus is on those applications that are sensitive to size, portability, energy efficiency and time-to-market. We introduced the TOPSwitch family of ICs in 1994 followed by an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, we announced the TinySwitch family of integrated circuits for power supplies used in a broad range of electronic products. TinySwitch ICs, which are designed to reduce standby energy by incorporating our new EcoSmart technology, enable a new class of light, compact, energy-efficient power supplies. In March 2000, we introduced the TOPSwitch-FX family of products, which also incorporates our EcoSmart technology to help engineers meet the growing need for environmentally friendly power solutions. In November 2000, we introduced the TOPSwitch-GX family of products. The GX family is capable of supplying output levels from 6 watts to 290 watts. In March 2001, we introduced the TinySwitch-II family of products with power levels ranging from 3 watts to 20 watts. In June 2002, we introduced DPA-Switch, which is a family of products that is the first highly integrated high-voltage power conversion IC designed specifically for use in DC-DC converters and distributed power architectures (DPAs). The four-device family covers a wide input voltage range of 16V to 75V, targeting 24 V/48V applications. In September 2002, we introduced LinkSwitch, which is an AC-DC power conversion IC specifically designed to replace linear transformers in the 0-3 watt range. The LinkSwitch family will enable electronics manufacturers to build smaller and more energy efficient power supplies for use in a large assortment of electronic products in the 0-3 watt range. All of our products introduced since 1998, except DPA-Switch, incorporate our EcoSmart technology.

Critical Accounting Policies

We believe our critical accounting policies are as follows:

•	revenue recognition;

•	estimating sales returns and allowances;

•	estimating ship and debit reserve;

•	estimating allowance for doubtful accounts; and

•	estimating reserve for excess and obsolete inventory.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended September 30,		Percentage of Total Net Revenues for Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues:
Product sales	98.4%	98.7%	98.7%	98.7%
License fees and royalties	1.6	1.3	1.3	1.3

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues	58.0	56.9	57.5	53.6

Gross profit	42.0	43.1	42.5	46.4

Operating expenses:
Research and development	12.6	15.6	13.7	15.4
Sales and marketing	13.3	16.5	13.7	15.8
General and administrative	5.7	6.7	5.8	6.1

Total operating expenses	31.6	38.8	33.2	37.3

Income from operations	10.4	4.3	9.3	9.1
Other income, net	1.3	1.4	1.6	2.0

Income before provision for income taxes	11.7	5.7	10.9	11.1

Provision for income taxes	3.5	1.7	3.3	3.4

Net income	8.2%	4.0%	7.6%	7.7%

Comparison of the Three and Nine Months Ended September 30, 2002 and 2001

Net revenues.    Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the quarter ended September 30, 2002 were $28.2 million compared to $23.0 million for the third quarter of 2001, an increase of $5.2 million, or 22.5%. Net revenues for the nine months ended September 30, 2002 were $79.0 million compared to $70.5 million for the comparable period of 2001, an increase of $8.5 million or 12.1%.

Net revenues from product sales represented $27.7 million and $22.7 million in the third quarter of 2002 and 2001, respectively. Net revenues from product sales represented $78.0 million and $69.5 million in the nine months ended September 30, 2002 and 2001, respectively. The increase in net revenues from product sales for the three months ended September 30, 2002 was driven primarily by increased sales of our products in the communications end market, and the nine month increase was driven primarily by increases in the communications and computer end markets. Sales increases were primarily from cell phone chargers in the communications market and LCD monitors and PDAs in the computer market. We expect our full year revenue mix for 2002, as a percentage of net revenues in the end markets which we serve, to be approximately 42% in the communications category, 25% in the consumer category, 21% in the computer category, 6% in the industrial electronics category and 6% in the all other category. This compares to approximately 36% in the communications category, 31% in the consumer market category, 19% in the computer category, 7% in the industrial electronics category and 7% in the all other category for the full year of 2001. We also expect the revenue mix of our product families for the full year of 2002 to be approximately 33% for TOPSwitch and TOPSwitch II, 43% for TinySwitch and TinySwitch II, 23% for TOPSwitch FX and GX and 1% for other products. This compares to approximately 60% for TOPSwitch and TOPSwitch II, 23% for TinySwitch and TinySwitch II, 16% for TOPSwitch FX and GX and 1% for other products for the full year of 2001.

International sales were $27.0 million in the third quarter of 2002 compared to $21.7 million for the same period in 2001, an increase of $5.3 million, or 24.4%, which represented 96.0% of net revenues compared to 94.5% in the comparable period of 2001. International sales were $76.1 million for the nine months ended September 30, 2002 compared to $65.1 million for the same period in 2001, an increase of $11.0 million, or 16.9%, which represented 96.4% of net revenues compared to 92.4% in the comparable period of 2001. The increase in our international sales for the three months and nine months ended September 30, 2002 was driven primarily by increased sales of our products in the communications and computer end markets. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 83.9% and 77.6% of our product sales for the three months ended September 30, 2002 and 2001, respectively, and 82.7% and 74.2% of our product sales for the nine months ended September 30, 2002 and 2001, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Direct sales for the third quarter of 2002 were divided 50.9% to distributors and 49.1% to original equipment manufacturers, or OEMs, and power supply merchants, compared to 49.0% to distributors and 51.0% to OEMs and power supply merchants for the same quarter in 2001. For the nine months ended September 30, 2002, direct sales were divided 51.7% to distributors and 48.3% to OEMs and power supply merchants, compared to 50.6% to distributors and 49.4% to OEMs and power supply merchants for the same period in 2001. For the quarter ended September 30, 2002, sales to one customer accounted for 24.0% of net revenues, compared to 19.0% of net revenues for the quarter ended September 30, 2001. A second customer accounted for 10.3% of net revenues for the quarter ended September 30, 2002, compared to 16.3% for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, sales to these two customers accounted for 22.7% and 13.4% of net revenues respectively, compared to 22.8% and 12.2% of net revenues, respectively, for the nine months ended September 30, 2001. Both of these customers are distributors. One other customer, who is an OEM, accounted for 16.3% of net revenues for the quarter ended September 30, 2002 and 14.8% of net revenues for the nine months ended September 30, 2002. Sales to this customer for both the quarter and nine months ended September 30, 2001 were less than 10%. Another customer, a power supply merchant, accounted for 14.5% of net revenues for the three months ended September 30, 2001. Sales to this customer for the quarter ended September 30, 2002 and the nine months ended September 30, 2002 and 2001 were less than 10%. There were no other customers accounting for sales of more than 10% during the periods reported.

Cost of revenues; Gross profit.    Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the third quarter of 2002 was $11.8 million, or 42.0% of net revenues, compared to $9.9 million, or 43.1% of net revenues for the same period in 2001. Gross profit for the nine months ended September 30, 2002 was $33.5 million, or 42.5% of net revenues, compared to $32.7 million, or 46.4% of net revenues for the same period in 2001. The decrease in gross profit percentage for the three months and nine months ended September 30, 2002 was due primarily to manufacturing inefficiencies associated with the initial ramping of our newer products, TinySwitch II and TOPSwitch GX, and the adverse impact of continued customer pricing pressure. We expect our gross profit percentage to be in a range of 42% to 48% over the next few quarters, but we cannot assure you that we will be able to accomplish these results.

Research and development expenses.    Research and development expenses consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the third quarter of 2002 were $3.6 million compared to $3.6 million for the same period in 2001, which represented 12.6% and 15.6% of our net revenues in each period, respectively. Research and development expenses for the first nine months of 2002 were $10.8 million compared to $10.8 million for the same period in 2001, which represented 13.7% and 15.4% of net revenues in each period, respectively. Expenditures for research and development costs were essentially unchanged from the quarter and nine months ended September 30, 2001. We expect research and development expenses to continue to increase in absolute dollars as we continue to invest in new product development.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales offices and applications engineering. Sales and marketing expenses for the third quarter of 2002 were $3.8 million compared to $3.8 million for the same period in 2001, which represented 13.3% and 16.5% of our net revenues in each period, respectively. Sales and marketing expenses for the first nine months of 2002 were $10.8 million compared to $11.1 million for the same period in 2001, a decrease of $300,000, or 3.1%, which represented 13.7% and 15.8% of our net revenues in each period, respectively. Included in the above marketing expenses are costs associated with applications engineering, which represented $800,000 and $1.0 million for the three months ended September 30, 2002 and 2001, respectively, and $2.6 million and $2.8 million for the nine months ended September 30, 2002 and 2001, respectively. We include applications engineering costs as part of sales and marketing expenses due to the fact that our products are generally incorporated into a customer’s power supply at the design stage. Our sales and marketing efforts are focused on facilitating the customer’s use of our products in the design of new power supplies for specific applications. An important competitive factor in determining whether a customer decides to use our products in its designs is our commitment to provide comprehensive application design support. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our sales and marketing presence worldwide.

General and administrative expenses.    General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees, auditing and tax services. For the quarters ended September 30, 2002 and 2001, general and administrative expenses were $1.6 million and $1.5 million, respectively, which represented 5.7% and 6.7% of our net revenues, respectively. For the nine months ended September 30, 2002 and 2001, general and administrative expenses were $4.6 million and $4.3 million, respectively, which represented 5.8% and 6.1% of our net revenues, respectively. The increase in spending through September 30, 2002, was attributable primarily to increases in professional and legal expenses. Included in legal expenses are outside costs related to patents, which have been expensed as incurred, and we plan to continue with this policy in the future. For the nine months ended September 30, 2002 and 2001, those costs were approximately $608,000 and $446,000, respectively. We expect general and administrative expenses to continue to increase in absolute dollars, but to fluctuate as a percentage of our net revenues.

Other income, net.    Other income, net, for the third quarter of 2002 increased $41,000 compared to the same period in 2001 and for the nine months ended September 30, 2002, decreased by $154,000 compared to the same period in 2001. The decrease for the nine month period ended September 30, 2002 was due primarily to lower interest rates on our cash equivalents and short-term investments in 2002 compared to 2001.

Provision for income taxes.    Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $1.0 million for the third quarter of 2002 compared to $400,000 for the same period in 2001. The provision for income taxes was $2.6 million for the first nine months of 2002 compared to $2.4 million for the same period in 2001. Our estimated effective tax rate used for both 2002 and 2001 was 30%. The difference between the statutory rate of 35% and our effective tax rate of 30% for the periods presented is due primarily to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

Liquidity and Capital Resources

At September 30, 2002, we had approximately $103.6 million in cash, cash equivalents and short-term investments, an increase of approximately $26.8 million from December 31, 2001. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. Approximately $4.6 million of the credit line is used to cover advances for standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers, by these foundries to us. The balance of this credit line was unused and available as of September 30, 2002. The line of credit agreement, which expires on July 1, 2004, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of September 30, 2002, we were in compliance with these financial covenants. We have previously financed a significant portion of our machinery and equipment through capital equipment leases. The amounts due for these obligations for the next 12 months were $200,000 as of September 30, 2002. The remaining balance due for these obligations was $100,000. There was no additional equipment financing during the nine months ended September 30, 2002.

As of September 30, 2002, we had working capital, defined as current assets less current liabilities, of approximately $115.6 million, an increase of approximately $14.8 million from December 31, 2001. Our operating activities generated cash of $24.9 million and $7.2 million in the nine months ended September 30, 2002 and 2001, respectively. Cash generated in the first nine months of 2002 was principally the result of net income in the amount of $6.0 million, depreciation and amortization, a decrease in inventory and an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable. Cash generated in the first nine months of 2001 was principally the result of net income in the amount of $5.5 million, depreciation and amortization, and a decrease in prepaid expenses, partially offset by an increase in inventory and a decrease in accounts payable and accrued liabilities.

Our investing activities were a net transfer to short-term investments from cash and cash equivalents of $14.1 million in the nine months ended September 30, 2002, and a net transfer to cash and cash equivalents from short-term investments of $2.6 million in the nine months ended September 30, 2001. Purchases of property and equipment were $2.2 million and $6.9 million in the nine months ended September 30, 2002 and 2001, respectively.

Our financing activities were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $4.3 million and $3.8 million in the nine months ended September 30, 2002 and 2001, respectively, offset by payments for capitalized lease obligations of $400,000 and $500,000 in the nine months ended September 30, 2002 and 2001, respectively.

During the first nine months of 2002, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during 2002, as a result of decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Business Combinations.” The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect the adoption to have a significant impact on the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption to have a significant impact on the Company.

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

Our international sales activities account for a substantial portion of our net revenues and subject us to substantial risks.    Sales to customers outside of the United States account for a large portion of our net revenues, including approximately 96% of our net revenues in the nine months ended September 30, 2002. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business will suffer.    We have supply arrangements for the production of wafers with Matsushita and OKI. Although certain aspects of our relationships with Matsushita and OKI are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure you that we will continue to work successfully with Matsushita or OKI in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that either of them will not seek an early termination of its wafer supply agreement with us. We estimate that it would take 9 to 12 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

The table below presents carrying value and related weighted average interest rates for our investment portfolio at September 30, 2002. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)
	Carrying Value	Average Interest Rate
Cash Equivalents:
Taxable securities	$63,612	2.18%

Total cash equivalents	63,612	2.18%

Short-term Investments:
U.S. corporate securities	12,083	2.45%
U.S. government securities	16,783	2.47%

Total short-term investments	28,866	2.46%

Total investment securities	$92,478	2.32%

Foreign Currency Exchange Risk.    We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe. Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts as the foreign currency transactions and risks to date have not been significant. We do maintain a Japanese yen account with an U. S. Bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in Japanese yen.

ITEM 4.     CONTROLS AND PROCEDURES.

(a)    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)    There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

POWER INTEGRATIONS, INC.

Dated: November 12, 2002	By: /s/ JOHN M. COBB
John M. Cobb Chief Financial Officer

CERTIFICATIONS

I, Balu Balakrishnan, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Power Integrations, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By: /s/ BALU BALAKRISHNAN
Balu Balakrishnan Chief Executive Officer

I, John M. Cobb, Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Power Integrations, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By: /s/ JOHN M. COBB
John M. Cobb Chief Financial Officer