Form 10-K
period 2002-12-31
POWER INTEGRATIONS INC
filed 2003-03-21
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☒  NO  ☐

The aggregate market value of registrant’s voting and non-voting common equity held by nonaffiliates of registrant on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $449,843,079, based upon the closing sale price of the common stock as reported on the NASDAQ National Market. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of February 28, 2003: 28,940,511.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for registrant’s 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report.

PART I

PART I

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, and P I Expert are trademarks of Power Integrations, Inc.

Item 1. Business

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, commonly referred to as ICs, for use primarily in alternating current to direct current, or AC to DC, and direct current to direct current, or DC to DC, power supplies. We have targeted high-volume power supply markets including:

•	the communications market;

•	the consumer market;

•	the computer market; and

•	the industrial electronics markets.

Our initial focus is on those applications that are sensitive to size, portability, energy efficiency and time-to-market. We believe our patented TOPSwitch ICs, introduced in 1994, are the first highly integrated power conversion ICs to achieve widespread market acceptance. We introduced an enhanced family of ICs, TOPSwitch-II, in April 1997. In September 1998, we announced the TinySwitch family of integrated circuits for power supplies used in a broad range of electronic products. TinySwitch ICs, which are designed to reduce energy leakage by incorporating our new EcoSmart technology, enable a new class of light, compact, energy-efficient power supplies. In March 2000, we introduced the TOPSwitch-FX family of products, which also incorporates our EcoSmart technology to help engineers meet the growing need for environmentally friendly power solutions. In November 2000, we introduced the TOPSwitch-GX family of products. The GX family is capable of supplying output levels from 6 watts to 290 watts. We believe that the FX and GX families of ICs give power supply design engineers the ability to cost-effectively integrate additional functionality into the power supplies they design. In March 2001, we introduced the TinySwitch-II family of products with power levels ranging from 4 watts to 23 watts. In June 2002, we introduced DPA-Switch, which is a family of products that is the first highly integrated high-voltage DC-DC power conversion IC designed specifically for use in distributed power architectures (DPAs). In September 2002, we introduced LinkSwitch, which is an AC-DC power conversion IC specifically designed to replace linear transformers in the 0 to 3 watt range. All of our products introduced since 1998 incorporate our EcoSmart technology.

We were incorporated in California in 1988 and reincorporated in Delaware in 1997. We maintain a World Wide Website at www.powerint.com. Investors can obtain copies of our SEC filings from this site free of charge as well as from the SEC website at www.sec.gov.

Industry Background

Virtually every electronic device that plugs into a wall socket requires some type of power supply to convert high-voltage AC, provided by electric utilities, into low-voltage DC required by the devices. Additionally, rechargeable, portable products, such as cellular phones and laptop computers, also need an AC to DC power supply to recharge their batteries.

Before 1970, AC to DC power supplies used large, inefficient transformers, which operated at low frequencies to convert power from AC to DC. In the 1970s, the invention of high-voltage discrete semiconductors enabled the development of a new generation of AC to DC “switching” power supplies (switchers), which operate at much higher frequencies allowing the use of smaller, more efficient transformers to lower the voltage.

Although these discrete switchers offered advantages over older technologies, over the years they have not kept pace with the technological advances made in the electronic devices they power.

As the pressures from market forces have increased, the limitations of discrete switchers have become more pronounced. Discrete switchers require numerous components which limit the power supply designers’ ability to reduce the size, increase the functionality and improve the efficiency of switchers while at the same time meeting stringent market cost and energy efficiency requirements. In addition, discrete switchers involve a high level of design complexity, which limits the scalability of designs and increases time-to-market and development risks for new products.

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

Our Highly Integrated Solution

We have developed several families of high-voltage power conversion ICs, which we believe are the first highly integrated power conversion ICs to achieve widespread market acceptance. Since introducing our TOPSwitch family of products in 1994, based on this and subsequent innovations, we have shipped into the market we pioneered approximately 890 million ICs. These patented ICs achieve a high level of system integration by combining a number of electronic components into a single IC. Our TOPSwitch, TinySwitch, DPA-Switch and LinkSwitch products enable many power supplies to have a total cost equal to or lower than discrete switchers. Our products offer the following key benefits to power supplies:

•	Fewer Components, Reduced Size and Enhanced Functionality

Our highly integrated ICs enable the design and production of cost-effective switchers that use up to 70% fewer components and have enhanced functionality compared to discrete-based solutions. For example, our ICs provide thermal and short circuit protection without increasing system cost, while discrete switchers must add additional components and cost to provide these functions.

•	Improved Efficiency

Our integrated circuit also improves electrical efficiency, which reduces power consumption and excess heat generation. Our patented low-loss, high-voltage device, combined with its control circuitry, improves overall electrical efficiency during both full operation and stand-by mode.

•	Reduced Time-to-Market

Our integrated circuits make power supply designs simpler and more suitable for high volume manufacturing. We also provide automated design tools and reference designs that reduce time-to-market and product development risk.

•	Wide Power Range and Scalability

Products in our current IC families can address a power range of 0 to 290 watts. Within each family of products, the switcher designer can scale up or down in power to address a wide range of designs with minimal design effort.

Strategy

Our objective is to be the leading provider of high-voltage power conversion ICs. We intend to pursue the following strategies to accelerate adoption of our products:

•	Target High-Volume Markets

Because of our products’ scalability and ability to address a wide power range, a small number of products address a wide variety of customer needs, allowing us to take advantage of economies of scale and making us more competitive.

•	Focus on Markets that Can Derive Significant Benefits from Integration

We focus our efforts on those applications that are particularly sensitive to size, portability, energy efficiency and/or time to market issues such as cellular phones and cordless phones in the communications market, desktop PCs and LCD monitors in the computer market, and DVDs, home appliances and set-top boxes in the consumer market. As other significant market opportunities emerge for our products, we intend to focus our resources on the development and penetration of those markets.

•	Deliver Systems Solutions and Provide Applications Expertise

To help potential customers decide to purchase our products, we offer comprehensive application design support. We provide extensive application notes, software design tools and reference design boards. We also provide application-engineering support out of our headquarters and through field application engineering labs located in China, England, Germany, India, Japan, Korea and Taiwan. We have committed substantial resources to system support by dedicating approximately 35 percent of our technical workforce to applications engineering. During 2002, the company developed a comprehensive power supply design seminar program for power supply design engineers, conducting over 40 sessions in the US, Europe, and Asia Pacific. We believe our power supply systems expertise and investment in field applications engineering provide us significant competitive advantages.

•	Extend Technological Leadership in High-Voltage Analog ICs

Our proprietary device structures and fabrication processes as well as circuit and system designs have resulted in 56 U.S. patents and 58 foreign patents as of December 31, 2002 . These patents, in combination with our other intellectual property, form the basis of our product families. Our more recent enhanced product families provide improved power capability and system cost advantages while preserving the design simplicity of our original TOPSwitch products. We continue to improve our device structures, wafer fabrication processes and circuit and system designs and seek to obtain additional patents to protect our intellectual property.

•	Leverage Patented Technology in Strategic Relationships

We have established relationships with Matsushita Electric Industrial Co, Ltd. (“Matsushita”), and with OKI Electric Industry (“OKI”) in order to take advantage of these companies’ high volume manufacturing resources, and in the case of Matsushita, to also generate royalty revenues. Our wafer manufacturing relationships with Matsushita and OKI enable us to focus on fundamental high-voltage silicon technology, product design and marketing while minimizing fixed costs and capital expenditures. Matsushita also has licensed the right to manufacture our products for sale in certain geographic regions and for use in its own products.

Products

Below is a brief description of our products:

•	Our TOPSwitch, TinySwitch, LinkSwitch, and DPA-Switch high-voltage analog IC products are able to meet the power conversion needs of a wide range of applications within high volume markets. Sales of these products accounted for approximately 99%, 98% and 98% of our net revenues in 2002, 2001 and 2000, respectively.

*	TOPSwitch

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

*	TOPSwitch- II

The TOPSwitch-II family was introduced in April 1997 and consists of 11 products. The TOPSwitch-II products further lower the switcher costs by improving the performance of TOPSwitch and addressing low power applications with lower cost packaging. The TOPSwitch-II family uses the same proprietary architecture as the original TOPSwitch family, enabling switcher designers experienced with TOPSwitch to take advantage of the TOPSwitch-II benefits without implementing a new architecture.

*	TinySwitch

The TinySwitch family was introduced in September 1998 and consists of 5 products. The product line topology was specifically designed to address low power applications below 10 watts. The TinySwitch family of high voltage ICs was the first family of chips to incorporate EcoSmart technology to address the growing global demands to reduce energy waste in a wide range of electronic products. It dramatically reduces the energy consumed during standby and no-load, enabling our customers to meet governmental energy efficiency guidelines.

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

The TOPSwitch-GX family was introduced in November 2000 and consists of 21 products. It is capable of supplying output power levels up to 290 watts. TOPSwitch-GX is the first monolithic high voltage switching power IC capable of providing this level of power. Our patented, new high-voltage technology further improves silicon efficiency of this family of devices resulting in a significantly more cost-effective high voltage device than that of competing technologies. The new family incorporates the features offered in earlier TOPSwitch product families as well as new ones through additional user configurable pins. This allows a higher level of end user design flexibility, resulting in improved power supply design optimization and lower system cost. Advanced EcoSmart technology offers improved standby energy efficiency. Applications for TOPSwitch-GX devices include set-top boxes, DVD players, desktop computers, LCD monitors, internet appliances and printers.

*	TinySwitch- II

The TinySwitch-II family was introduced in March 2001 and consists of 4 products. This product line maintains the simplicity of the previous TinySwitch line while providing additional features and lowering system cost. This family of products is also implemented with the patented new high-voltage silicon technology and addresses power levels up to 23 watts. TinySwitch-II devices enable manufacturers to easily and cost effectively meet energy guidelines for standby power as outlined in Europe’s EC Code of Conduct, President Bush’s one watt standby executive order and Energy Star’s guidelines in the U.S. Applications for these devices include low power adapters for portable equipment such as cell phones, PDAs, digital cameras, external computer peripherals, power tools, standby power supplies found in PCs and audio/video equipment and power supplies for home appliances.

*	LinkSwitch

The LinkSwitch family was introduced in September 2002 and consists of 1 product. Deriving its name from the phrase “Linear Killer Switch”, it is the industry’s first highly integrated high-voltage power conversion IC designed specifically to displace low power (0 to 3 watts) linear transformers in adapters and battery chargers by delivering switcher benefits – smaller size, lighter weight, superior performance and energy efficiency – at comparable system cost. The LinkSwitch family incorporates EcoSmart technology to address the growing global demand to reduce energy waste in a wide range of electronic products. Applications for LinkSwitch devices include low power adapters and chargers for personal electronics such as cell phones, cordless phones, digital cameras, and MP3 players.

*	DPA-Switch

The DPA-Switch family was introduced in June 2002 and consists of 4 products. It is capable of supplying output power levels of up to 100 watts. DPA-Switch is the first monolithic high voltage switching power IC designed specifically for use in DC-DC converters and distributed power architectures. The DPA-Switch allows designers to eliminate up to 50 external components from the design of a typical discrete DC-DC converter, resulting in a shorter design cycle, smaller board size and higher reliability. Applications include network and telecommunication line cards, PC servers, VoIP phones, DC-DC converter modules and industrial controls.

Markets and Customers

Our strategy is to target high-volume power supply applications and to initially focus on markets that can benefit the most from our highly integrated power conversion ICs. The following chart shows representative customers and end users and the primary applications of our products in power supplies in several major market categories.

Market Category	Primary Applications	Customers

• Communications	cellular phones, cordless phones, cable modem, XDSL modems, network hubs, Telcom AC-DC, Telcom DC-DC	AcBel, Anam, Leader, Mitsubishi, Motorola, Nokia, Phihong, Quante, Salom, Samsung

• Consumer	cable and DBS set top box, digital camera, DVD, TV standby, home comfort, major appliances, personal care and small appliances	Braun, Daewoo, General Electric, LG, Maytag, Miele, Mitsubishi, Pace, Philips, Samsung, Shinco, Sony, Whirlpool

• Computer	Server standby, desktop standby, desktop main, notebook adapter, LCD monitors, multimedia audio, printer, removable media, LCD projector	AcBel, Artesyn, Astec, Compaq, Dell, Delta, Hipro, IBM, Intel, Liteon, Magnetek, Samsung

• Industrial Electronics	industrial control, utility meters, motor control, uninterruptible power supply (UPS)	Actaris, American Power Conversion, Black & Decker, EBM Werke GmbH, Formosa Electronics, Samsung, Schlumberger, Siemens

Revenue by our end market categories for 2002 was approximately 43 percent communications, 23 percent consumer, 21 percent computer, 6 percent industrial electronics and 7 percent other markets.

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers (OEMs) and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors. Our international sales representatives also act as distributors in Europe and Asia. In the United States, we use two national distributors and a number of regional sales representatives. We have sales offices in California, Georgia and Illinois, as well as in China, England, Germany, India, Japan, Korea, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 47%, 49% and 50% of our net product revenues for 2002, 2001 and 2000, respectively, while sales through distributors accounted for approximately 53%, 51% and 50% for 2002, 2001 and 2000, respectively. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and the sales representatives and distributors can discontinue marketing any of our products at any time.

Our products are generally incorporated into a customer’s power supply at the design stage. Our sales and marketing efforts are focused on facilitating the customer’s use of our products in the design of new power supplies for specific applications. An important competitive factor in determining whether a customer decides to use our products in its designs is our commitment to provide comprehensive application design support. We publish comprehensive data books and design guides, and provide to our current and prospective customers extensive application notes and reference design boards. We also have available our “P I Expert” software, which is a PC-based design program that aids users in designing power supplies. In addition, we provide application-

engineering support out of our headquarters, and our field application engineering labs provide local resources to support customers in key geographies. We focus particular efforts on building relationships with, and providing support to, industry-leading OEMs and merchant power supply manufacturers. We have committed substantial resources to system development and support by dedicating approximately 35 percent of our technical workforce to applications engineering.

Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers, accounted for a significant portion of our revenue in 2002 and 2001. We estimate that our top ten customers, including distributors which resell to large OEMs and merchant power supply manufacturers, accounted for 81%, 74% and 69% of our net revenues for 2002, 2001 and 2000, respectively. For 2002, Memec Electronic Components and Synnex Technologies, both distributors, accounted for 22% and 15% of our net revenues, respectively. Also in 2002, Samsung Electronics, an OEM, accounted for 14% of our net revenues. For 2001, Memec and Synnex accounted for 22% and 13% of our net revenues, respectively. Also in 2001, Phihong Enterprise Co., a merchant power supply manufacturer, accounted for 11% of our net revenues. For 2000, Memec and Synnex accounted for 22% and 10% of our net revenues, respectively. No other customers accounted for more than 10% of net revenues during 2002, 2001 and 2000. In 2002, 2001 and 2000, international sales comprised 96%, 93% and 84%, respectively, of our net revenues. See note 2 in our notes to consolidated financial statements regarding material sales in individual countries.

Sales of our products are generally made pursuant to standard purchase orders, which are frequently revised, prior to shipment, to reflect changes in the customer’s requirements. Product deliveries are scheduled upon our receipt of purchase orders. Generally, these orders allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. For these reasons, we believe that purchase orders received, while useful for scheduling production, are not necessarily reliable indicators of future revenues. See our consolidated financial statements in Part IV regarding our measure of profit and loss, total assets, long-lived assets and deferred tax assets.

Technology

•	High-Voltage Transistor Structure and Process Technology

We have developed a patented high-voltage, power IC technology, which uses our proprietary high voltage MOS transistor structure and fabrication process and has resulted in 16 U.S. patents. The technology enables us to integrate cost effectively on the same monolithic IC, high-voltage n-channel transistors with industry standard CMOS and bipolar components. The IC device structure and the wafer fabrication process both contribute to the cost effectiveness of our high-voltage technology. Recently introduced novel, high-voltage technology further improves silicon efficiency of the devices by using dual-conduction layers. The device structure provides a transistor conduction capability that results in a significantly more cost-effective high voltage device than that of competing technologies. Our high voltage ICs have been implemented on low cost silicon wafers using standard 5V CMOS silicon processing techniques with a relatively large feature size of 3-microns combined with our proprietary implant process step.

•	IC Design and System Technology

Our proprietary IC designs combine complex control circuits and high-voltage transistors on the same monolithic IC. Our IC design technology takes advantage of our high-voltage process to minimize the die size of both the high-voltage device and control circuits and improve the performance of our ICs versus alternative integrated technologies. We also have developed system expertise in switching converters that have resulted in new innovative topologies that reduce system cost, increase system performance and greatly improve energy efficiency of power supplies compared to alternative approaches. Our innovations in IC circuit designs system level architectures have resulted in 36 U.S. patents, and have enabled us to develop revolutionary products such as the highly integrated TOPSwitch, TOPSwitch-FX, TOPSwitch-GX, TinySwitch, LinkSwitch and DPA-Switch family of ICs and scalable architecture for integrated switchers. Additionally, we have 4 patents that cover the use of our integrated circuits in their applications.

Research and Development

Our research and development efforts are focused on improving our high-voltage device structures, wafer fabrication processes, analog circuit designs and system level architecture. By these efforts, we seek to introduce new products to expand our addressable markets, further reduce the costs of our products, and improve the cost effectiveness and enhance the functionality of our customers’ power supplies. We have assembled a multidisciplined team of highly skilled engineers to meet our research and development goals. These engineers bring expertise in high-voltage structure and process technology, analog design and power supply systems architecture.

In 2002, 2001 and 2000, we spent $14.7 million, $14.5 million and $12.5 million, respectively, on research and development efforts. We expect to continue to invest substantial funds in research and development activities. The development of high-voltage analog ICs is highly complex. We cannot guarantee that we will develop and introduce new products in a timely and cost-effective manner or that our development efforts will successfully permit our products to meet changing market demands.

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. We hold 56 U.S. patents and have generally filed for or received foreign patent protection on these patents resulting in 58 foreign patents to date. The U.S. patents have expiration dates ranging from 2006 to 2022. We are currently pursuing additional U.S. patent applications relating to new products and improvements, and extensions of our current products. We cannot guarantee that our pending United States or foreign patent applications or any future United States or foreign patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, we cannot guarantee that others will not independently develop similar or competing technology or design around any of our patents. We also hold 20 trademarks, eight in the U.S., two in California, two in Taiwan, one in Korea, two in Hong Kong, one in China, one in Europe and three in Japan.

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

We have granted a perpetual non-transferable license to Matsushita to use our semiconductor patents and other intellectual property for our current high-voltage technology, including our TOPSwitch technology and improvements on the existing technology, which allows Matsushita to manufacture and design products for internal use and for sale or other distribution to Japanese companies and to subsidiaries of Japanese companies in Asia. To the extent the products they manufacture and design are not based on the TOPSwitch technology, Matsushita may make sales or other distribution to Asian companies in Asia. Matsushita has granted us perpetual cross licenses to the technology developed by them under their license rights. We have agreed not to license the technology licensed to Matsushita to other Japanese companies or their subsidiaries prior to July 2005. In exchange for its license rights, Matsushita has paid and will continue to pay royalties on products using the licensed technology during fixed periods.

We have also granted a perpetual, non-transferable license to AT&T Microelectronics to use certain of our IC processes and device technologies in the products AT&T sells. In addition, pursuant to an agreement with MagneTek, Inc., we have granted MagneTek an exclusive, non-transferable, perpetual royalty-free license to manufacture lighting products that incorporate certain of our technology.

Manufacturing

We contract with Matsushita and OKI to manufacture our wafers in foundries located in Japan. Our semiconductor products are assembled and packaged by independent subcontractors in China, Malaysia and the Philippines. We perform testing, finishing and shipping at our facility in San Jose, California. This fabless manufacturing model enables us to focus on our engineering and design strengths, minimize fixed costs on capital expenditures, and still have access to high-volume manufacturing capacity. Our products do not require leading edge process geometries for them to be cost-effective, and thus we can use Matsushita and OKI’s older, low-cost facilities for wafer manufacturing. We use a proprietary and sensitive implant process and must interact closely with Matsushita and OKI to achieve satisfactory yields. Although we generally utilize standard IC packages for assembly, some materials and aspects of assembly are specific to our products. We require our manufacturers to use a high-voltage molding compound that is difficult to process and is available from only one supplier. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. As a result we must be involved with our contractors on an active engineering basis to maintain and improve the process. We have developed process monitoring equipment to support this effort and must provide adequate engineering resources to provide similar support in the future.

Our wafer supply agreements with Matsushita and OKI expire in June 2005 and September 2003, respectively. Under the terms of our agreement with Matsushita, we establish, by mutual agreement, minimum production capacity to be made available by Matsushita for the production of our wafers, and we supply Matsushita with monthly orders and rolling 6-month forecasts on a monthly basis. We also establish pricing by good faith agreement, subject to our right to most favored pricing. Under the terms of the OKI agreement, OKI has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by OKI and us. Our agreements with both Matsushita and OKI provide for the purchase of wafers in Japanese yen. Both agreements allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar.

We are currently renegotiating our arrangement with OKI. We cannot assure you, however, that we will be able to reach an agreement with either OKI or Matsushita to extend the term of their respective wafer supply agreements. Failure to reach, in a timely fashion, an extension of either agreement or to enter into a wafer supply arrangement with another manufacturer could result in material disruptions in supply. Contractual provisions limit the conditions under which we can enter into such arrangements with other Japanese manufacturers or their subsidiaries during the term of the agreement with Matsushita. In the event of a supply disruption with OKI or Matsushita, if we were unable to quickly qualify alternative manufacturing sources for existing or new products or if these sources were unable to produce wafers with acceptable manufacturing yields, our operating results would suffer.

We typically receive shipments from Matsushita or OKI approximately 5 to 7 weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers from Matsushita and OKI 4 to 6 weeks before the desired ship date to our customers. As a result of these factors and the fact that customers’ orders can be made with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. This could cause us to have excess or a shortage of inventory of a particular product. From time to time in the past we have been unable to fully satisfy customer requests as a result of these factors. Any significant disruptions in deliveries would materially adversely affect our business and operating results. We carry a substantial amount of inventory of tested wafers to help offset these factors to better serve our markets and meet customer demand.

Competition

The high-voltage power supply industry is intensely competitive and characterized by extreme price sensitivity. Accordingly, the most significant competitive factor in the target markets for our products is cost effectiveness. Our products face competition from alternative technologies, including traditional linear transformers and discrete switcher power supplies. We believe that at current pricing, our families of high-voltage power conversion ICs offer favorable cost-performance benefits compared to linear and discrete switcher supplies in many high-volume applications. However, there has been sizeable overcapacity of discrete components, which resulted in significant price erosion for these products during 2001 and 2002. A continuation of the price decline of discrete components, such as high-voltage Bipolar and MOSFET transistors and PWM controller ICs, could adversely affect the cost effectiveness of the TOPSwitch products. Also, older alternative technologies like linear transformers are more cost-effective than discrete switchers and integrated switchers that use our ICs in certain low power ranges for certain applications. If power requirements for certain applications in which our products are currently utilized, such as battery chargers for cellular telephones, drop below certain power levels, these older alternative technologies can be used more cost effectively than switchers. Our TinySwitch IC family, introduced in September 1998 and LinkSwitch introduced in October 2002, were specifically designed to enhance the cost effectiveness of our integrated switcher solutions in the low power range. However, we cannot guarantee that our efforts in this area will continue to be successful.

Recently, our TOPSwitch product families have begun to meet increased competition from hybrid and single high-voltage ICs similar to TOPSwitch. These competing products are being developed or have been developed and are being produced by companies such as ON Semiconductor, STMicroelectronics, Fairchild Semiconductor Infineon, Philips and Sanken Electric Company. We expect competition to increase as companies like these see the success we have had in converting older technologies to the integrated solutions enabled by our product offerings. To the extent these competitors’ products are more cost effective than our products, our business, financial condition and operating results could be materially adversely affected. Many of our competitors, including STMicroelectronics, On Semiconductor, Fairchild, Infineon, Philips and Sanken, have significantly greater financial, technical, manufacturing and marketing resources than do we. In the context of a market where a high-voltage IC is designed into a customer’s product and the provider of such ICs is therefore the sole source of the IC for that product, greater manufacturing resources may be a significant factor in the customer’s choice of the IC because of the customer’s perception of greater certainty in its source of supply.

Our ability to compete in our target markets also depends on such factors as:

•	timing and success of new product introductions by us and our competitors;

•	pricing of components used in competing solutions;

•	the pace at which our customers incorporate our products into their end user products;

•	availability of wafer fabrication and finished good manufacturing capability;

•	availability of adequate sources of raw materials;

•	protection of our products by effective utilization of intellectual property laws; and

•	general economic conditions.

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

Employees

As of December 31, 2002, we employed 269 full time personnel, consisting of 109 in manufacturing, 67 in research and development, 33 in applications support, 39 in sales and marketing and 21in finance and administration.

Executive Officers of Power Integrations

As of February 28, 2003, our executive officers, which are elected by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President and Chief Executive Officer	48
Derek Bell	Vice President, Engineering	59
John M. Cobb	Vice President, Finance and Administration, Chief Financial Officer	46
Andrew J. Morrish	Vice President, Strategic Marketing and Applications	47
Bruce Renouard	Vice President, Worldwide Sales	42
Daniel M. Selleck	Vice President, Marketing	56
John Tomlin	Vice President, Operations	55
Clifford J. Walker	Vice President, Corporate Development	51
Howard F. Earhart	Chairman of the Board	63
Alan D. Bickell(1)(2)	Director	66
Nicholas E. Brathwaite(2)	Director	44
R. Scott Brown(1)	Director	61
E. Floyd Kvamme(1)(2)	Director	65
Steven J. Sharp	Director	61

(1)	Member of the compensation committee
(2)	Member of the audit committee

Balu Balakrishnan has served as president and chief executive officer since January 2002. He served as our president and chief operating officer from April 2001 to January 2002. From January 2000 to April 2001, he was the vice president of engineering and strategic marketing. From September 1997 to January 2000 he was the vice president of engineering and new business development. From September 1994 to September 1997 Mr. Balakrishnan served as our vice president of engineering and marketing.

Derek Bell has served as vice president of engineering and technology since April 2001. Previously Mr. Bell was the Chief Operations Officer at Palmchip during 2000 and 2001. Mr. Bell was vice president of engineering for the professional services group at Synopsys during 1999 and 2000, vice president of strategic alliances at Cirrus Logic from 1996 to 1999, vice president and general manager of the application specific product group at National Semiconductor from 1995 to 1996 and served as president and chief executive officer of NovaSensor, a manufacturer of silicon sensors from 1990 to 1994. He also held various senior management positions at Signetics from 1972 to 1990, most recently as group vice president.

John M. Cobb has served as our vice president, finance and administration and chief financial officer since April 2001. From April 1990 to October 2000, Mr. Cobb held various senior level financial positions at Quantum Corporation, a computer storage company, most recently as vice president, finance and chief financial officer of the Hard Disk Drive Group.

Andrew J. Morrish has served as our vice president, strategic marketing and applications since August 2002. Previously, from 1995 to 2002, Mr. Morrish held various managerial positions at National Semiconductor, where most recently he served as the displays business unit director. From 1993 up until 1995, he served as senior manager of design and development for Capetronics USA, a monitor manufacturing company.

Bruce Renouard has served as our vice president, worldwide sales since February 2002. Mr. Renouard joined our company in January 2002 as a member of the sales organization. From August 1999 to August 2001, he served as vice president, worldwide sales of Zoran Corporation, a provider of digital solutions in the multimedia and consumer electronics markets. Mr. Renouard held the position of director, worldwide market development from June 1997 to August 1999 for IDT/Centaur, an X 86 processor. From January 1995 to June 1997, he served as national distribution sales manager for Cyrix Corp, a company specializing in Intel compatible processors.

Daniel M. Selleck has served as our vice president, marketing since February 2002. He was our vice president, worldwide sales from May 1993 to February 2002. From February 1984 to May 1993, Mr. Selleck held various sales management positions with Philips Semiconductor including European regional sales manager and western area sales manager in the United States.

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

Alan D. Bickell has served as a member of the board of directors since April 1999. Mr. Bickell retired in 1996 after more than 30 years with Hewlett Packard, serving as a corporate senior vice president and managing director of geographic operations since 1992. Mr. Bickell also serves on the boards of Asiainfo Holdings, Inc. and the Peking University Educational Foundation (USA).

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

Steven J. Sharp is one of our founders and has served as a member of the board of directors since our inception. Mr. Sharp is Chairman of the Board of Directors of TriQuint Semiconductor, a manufacturer of electronic components for the communications industry. He served as president, chief executive officer and chairman of the board of TriQuint Semiconductor, from 1991 until July of 2002. Mr. Sharp serves on the Boards of several private companies and charitable organizations.

Item 2. Properties.

Our main executive, administrative, manufacturing and technical offices are located in a 118,000 square foot facility in San Jose, California under a lease, which expires in September 2010 with two conditional five-year options which if exercised would extend the lease to September 2020.

Item 3. Legal Proceedings.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Power Integration’s Common Equity and Related Stockholder Matters.

Our common stock trades on the Nasdaq National Market under the symbol “POWI.” As of February 28, 2003, there were approximately 112 stockholders of record. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the quarter indicated, the range of daily closing prices per share of our common stock as reported on the Nasdaq National Market:

	Price Range
Year Ended December 31, 2002	High	Low
Fourth quarter	$21.28	$10.11
Third quarter	$19.50	$10.98
Second quarter	$25.29	$16.37
First quarter	$24.95	$14.82

Year Ended December 31, 2001	High	Low
Fourth quarter	$27.10	$16.58
Third quarter	$25.71	$15.36
Second quarter	$22.79	$12.10
First quarter	$23.06	$10.25

We have not paid any cash dividends on our capital stock. We currently intend to retain our earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Income:
Net revenues:
Product sales	$106,837	$92,919	$109,759	$102,655	$68,206
License fees and royalties	1,347	1,176	1,755	1,412	1,802

Total net revenues	108,184	94,095	111,514	104,067	70,008
Cost of revenues	60,723	51,252	53,876	46,794	36,638

Gross profit	47,461	42,843	57,638	57,273	33,370

Operating expenses:
Research and development	14,705	14,471	12,521	10,764	7,231
Sales and marketing	14,537	14,485	12,953	11,085	8,468
General and administrative	6,203	5,980	6,451	8,760	3,641

Total operating expenses	35,445	34,936	31,925	30,609	19,340

Income from operations	12,016	7,907	25,713	26,664	14,030
Interest and other income, net	1,666	1,749	2,523	2,147	1,248

Income before provision for income taxes	13,682	9,656	28,236	28,811	15,278
Provision for income taxes	4,104	2,930	8,471	4,334	2,600

Net income	$9,578	$6,726	$19,765	$24,477	$12,678

Earnings per share:
Basic	$0.34	$0.24	$0.73	$0.94	$0.52

Diluted	$0.32	$0.23	$0.69	$0.87	$0.48

Shares used in per share calculation:
Basic	28,362	27,714	27,179	25,958	24,426

Diluted	29,503	28,991	28,774	28,197	26,452

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments.	$109,400	$76,865	$63,434	$61,672	$44,418
Working capital	$120,391	$100,836	$87,005	$71,169	$42,988
Total assets	$161,694	$135,665	$127,391	$98,571	$65,054
Long-term liabilities and capitalized lease obligations, net of current portion	$766	$716	$715	$1,393	$1,963
Stockholders’ equity.	$140,633	$123,302	$108,787	$80,248	$47,364

Item 7. Management’s Discussion and Analysis of Financial Condition and Operating Results.

This report includes a number of forward-looking statements. The use of such words and phrases as “will”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future” and similar words and phrases identify forward looking statements. Such statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from what we say in this report. These factors include, but are not limited to, our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; and our limited financial resources. We make these forward looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward looking statements, whether as a result of new information or otherwise .We more fully discuss these and other risk factors in “Item 7—Management’s Discussion and Analysis of Financial Condition and Operating Results—Factors That May Affect Future Results of Operations” and elsewhere in this report.

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog ICs for use primarily in AC to DC and DC to DC power conversion primarily for the communications, consumer, computer and industrial electronics markets. From our inception in March 1988 through 1993, we developed numerous standard and custom products incorporating high levels of features and functionality, each intended to address the needs of various markets. Although we succeeded in developing the core of our patented technology during this period, market penetration of our products was low because these products were not as cost-effective as alternative products. Limited product revenue and the high costs associated with developing and marketing numerous solutions to numerous target markets resulted in our being unprofitable.

In 1993, we changed our strategy to focus on bringing cost-effective, integrated products to the high-voltage AC to DC power supply markets. As a result, in 1994, we completed development of TOPSwitch, the first in our family of cost effective, high voltage, power conversion ICs. The TOPSwitch family of products, with its proprietary integrated architecture, is designed to address with relatively few products broad applications in a number of high-volume, high-voltage AC to DC power supply markets. The initial target markets served by TOPSwitch are particularly sensitive to size, portability, energy efficiency and time-to-market. The TOPSwitch products and the solutions enabled by them are significantly lower in cost than our previous products and the solutions enabled by those products. Commercial shipments of TOPSwitch began in May 1994. Since then we have introduced a number of new product families to improve cost effectiveness, broaden the addressable market, increase functionality and improve energy efficiency, Our net revenues from product sales were $106.8 million, $92.9 million and $109.8 million in 2002, 2001 and 2000, respectively.

In response to increasing market acceptance of our products and increased revenue growth, we continue to accelerate our investment in research and development and sales and marketing, including technical customer support. Total operating expenses in 2002, 2001 and 2000 were $35.4 million, $34.9 million and $31.9 million, respectively. For 2003, we expect our operating expenses to increase in absolute dollars as we continue to add resources to research and development, sales and marketing and general and administrative activities.

Our quarterly and annual operating results are volatile and difficult to predict. Our net revenues and operating results have varied significantly in the past, are difficult to forecast and are subject to numerous factors both within and outside of our control. As a result, our quarterly and annual operating results may fluctuate significantly in the future. For a discussion of the factors that may affect our quarterly and annual operating results, please see “Factors that May Affect Future Results of Operations.”

We license certain technologies and grant limited product manufacturing and marketing rights to strategic parties in return for foundry relationships, license fees and product royalty arrangements. Prior to the introduction of TOPSwitch in 1994, our analog ICs generated limited product sales while license fees and prepaid royalties accounted for a significant percentage of our total revenues. Since then license fees and royalties have consisted primarily of royalties on products shipped by licensees incorporating licensed technology, and have accounted for a small percentage of our net revenues. We expect this trend to continue in 2003.

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

Critical Accounting Policies

We believe our critical accounting policies are as follows:

•	revenue recognition;
•	estimating sales returns and allowances;
•	estimating ship and debit reserve;
•	estimating allowance for doubtful accounts, and
•	estimating reserve for excess and obsolete inventory.

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

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. At that time, we provide for estimated sales returns and other allowances related to those sales. Between 50% and 55% of our sales are made to distributors under terms allowing certain rights of return and price protection for our products held in the distributors’ inventories. Therefore, we defer recognition of revenue and the proportionate cost of revenues derived from sales to distributors until the distributors sell our products to their customers. We evaluate the amounts to defer based on the level of actual distributors’ inventory on hand as well as inventory that is in transit. The gross profit deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

We have entered into a separate wafer supply and technology license agreement with an unaffiliated wafer foundry. The wafer supply agreement, which expires in June 2005, is renewable. In connection with the technology license agreement, we are entitled to receive a royalty on sales of products by the foundry, which incorporates our technology into its own products. This revenue is recognized upon receipt of payment from the foundry. See note 2 in the notes to consolidated financial statements.

Estimating sales returns and allowances

Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve, and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products. This reserve is reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our future net revenues could be adversely affected.

Estimating ship and debit reserve

A large portion of our sales is made to distributors. Some of those sales are subject to credits that distributors claim on certain transactions. We also give them protection against subsequent price declines on products they hold. The credits are referred to as “ship and debits.” The credits are available to the distributors after they have sold our products through to their end customer. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the adequacy of the reserve, we analyze historical ship and debit payments and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

Estimating allowance for doubtful accounts

We maintain an allowance for losses we may incur as a result of our customers’ inability to make required payments. Any increase in the allowance results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts each quarter, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers deteriorates, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers’ inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues For the Years Ended December 31,
	2002	2001	2000
Net revenues:
Product sales.	98.8%	98.8%	98.4%
License fees and royalties	1.2	1.2	1.6

Total net revenues	100.0	100.0	100.0
Cost of revenues	56.1	54.5	48.3

Gross profit	43.9	45.5	51.7

Operating expenses:
Research and development	13.6	15.4	11.2
Sales and marketing	13.5	15.4	11.6
General and administrative	5.7	6.4	5.8

Total operating expenses	32.8	37.2	28.6

Income from operations	11.1	8.3	23.1
Interest and other income, net	1.5	1.9	2.2

Income before provision for income taxes	12.6	10.2	25.3
Provision for income taxes	3.8	3.1	7.6

Net income	8.8%	7.1%	17.7%

Comparison of Years Ended December 31, 2002 and 2001

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues increased 15.0% to $108.2 million in 2002 compared to $94.1 million in 2001. Net revenues from product sales represented $106.8 million and $92.9 million of net revenues in 2002 and 2001, respectively. The increase in net revenues from product sales was driven primarily by increased sales of our products in the communications and computer end markets. While most of our end markets were weak throughout the year, we were able to gain market share and diversify our customer base, which enabled us to achieve revenue growth. The positive impact of our growth in volume was partially offset by the change in mix of products as customers transitioned to our newer generation products, some of which have lower average sales prices. Our revenue mix for 2002 in the end markets which we serve was approximately 43% in the communications category, 23% in the consumer category, 21% in the computer category, 6% in the industrial electronics category and 7% in the other category. Sales of our TOPSwitch and TinySwitch products represented 99% and 98% of net revenues from product sales in 2002 and 2001, respectively. Net revenues from royalties were $1.3 million in 2002 compared to $1.2 million in 2001.

International sales were $104.5 million in 2002 compared to $87.9 million in 2001, representing approximately 96% and 93% of net revenues in those respective periods. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 82.8% and 76.6% of our product sales for 2002 and 2001, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Direct sales for 2002 were divided 53.0% to distributors and 47.0% to OEMs, and merchant power supply manufacturers, compared to 51.0% to distributors and 49.0% to OEMs and merchant power supply manufacturers for 2001. In 2002, two separate customers, both of whom are distributors, accounted for approximately 22% and 15% of net revenues. Also in 2002, one other customer, an OEM accounted for approximately 14% of net revenues. In 2001, the same two distributors as in 2002 accounted for approximately 22% and 13% of net revenues, respectively, and a third customer, a merchant power supply manufacturer, accounted for approximately 11% of net revenues. See note 2 in the notes to consolidated financial statements.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from Matsushita and OKI, the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit was $47.5 million, or 43.9% of net revenues, in 2002, compared to $42.8 million, or 45.5% of net revenues, in 2001. The decrease in gross profit percentage for 2002 was due primarily to lower manufacturing efficiencies due to new product introductions, and the adverse impact of increased pressure from customers for lower pricing. We expect our gross profit to be in a range of 48% to 50% during 2003 due primarily to improved manufacturing efficiencies, but if pricing pressures from our customers increase during the year as a result of an economic slowdown or for other reasons, our gross profit could be lower.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses, and expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses were $14.7 million, or 13.6% of net revenues, in 2002, compared to $14.5 million, or 15.4% of net revenues, in 2001. The moderate increase for 2002 was due primarily to increased salaries and other costs related to the hiring of additional engineering personnel. We expect research and development expenses to continue to increase in absolute dollars but depending on our ability to sell our products in the current economic environment, such expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses were $14.5 million, or 13.5% of net revenues, in 2002, compared to $14.5 million, or 15.4% of net revenues, in 2001. Included in these marketing expenses are costs associated with applications engineering in the amounts of $3.5 million and $3.7 million for 2002 and 2001, respectively. Sales and marketing expenses for 2002 remained unchanged from 2001 primarily as a result of our effort to control discretionary spending. We expect sales and marketing expenses to increase in 2003, but depending on the general economic environment and subsequent demand for our products, sales and marketing expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, outside services, legal and auditing expenses. General and administrative expenses were $6.2 million, or 5.7% of net revenues, in 2002, compared to $6.0 million, or 6.4% of net revenues, in 2001. The moderate increase in spending for general and administration expenses for 2002 was attributable primarily to an increase in professional and legal expenses partially offset by other cost reductions. For 2003, we expect general and administrative expenses to increase in absolute dollars but depending on the sales levels we are able to achieve given current economic conditions, they may fluctuate as a percentage of our net revenues.

Interest and other income, net. Interest and other income, net, was $1.7 million in both 2002 and 2001. Due primarily to lower interest rates in 2002, our interest income remained flat even though our cash equivalents and short-term investments increased in 2002.

Provision for income taxes. Provision for income taxes for 2002 and 2001 represents Federal, state and foreign taxes. The provision for income taxes was $4.1 million for 2002 compared to $2.9 million for 2001. The increase in “taxes payable and other accrued liabilities” on our balance was primarily due to the tax provision of $4.1 million for 2002. Our estimated effective tax rate used for both 2002 and 2001 was 30%. The difference between the statutory rate of 35% and our effective tax rate is due primarily to the favorable effects of research and development tax credits, international sales, and apportionment of state taxes, net of the federal benefit. We expect our effective tax rate to remain at 30% for 2003.

Comparison of Years Ended December 31, 2001 and 2000

Net revenues. Net revenues decreased 15.6% to $94.1 million in 2001 compared to $111.5 million in 2000. Net revenues from product sales represented $92.9 million and $109.8 million of net revenues in 2001 and 2000, respectively. The decrease in net revenues from product sales was generally in all of our end markets and due primarily to the unfavorable economic conditions during the year. Our revenue mix for 2001, in the end markets which we serve, was approximately 36% in the communications category, 31% in the consumer category, 19% in the computer category, 7% in the industrial electronics category and 7% in the other category. Sales of our TOPSwitch and TinySwitch products represented 98% of net revenues from product sales in both 2001 and 2000. Net revenues from royalties were $1.2 million in 2001 compared to $1.8 million in 2000.

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

Cost of revenues; Gross profit. Gross profit was $42.8 million, or 45.5% of net revenues, in 2001 compared to $57.6 million, or 51.7% of net revenues, in 2000. The decrease in gross profit percentage for 2001 was due primarily to lower sales volumes, lower manufacturing efficiencies due to new product introductions and the adverse impact of increased pressure from customers for lower pricing. The decrease in gross profit was partially offset by a decrease in wafer costs and assembly costs.

Research and development expenses. Research and development expenses were $14.5 million, or 15.4% of net revenues, in 2001, compared to $12.5 million, or 11.2% of net revenues, in 2000. The increase for 2001 was due primarily to increased salaries and other costs related to the hiring of additional engineering personnel, outside consulting fees and higher facility costs.

Sales and marketing expenses. Sales and marketing expenses were $14.5 million, or 15.4% of net revenues, in 2001, compared to $13.0 million, or 11.6% of net revenues, in 2000. Included in these marketing expenses are costs associated with applications engineering in the amounts of $3.7 million and $2.7 million for 2001 and 2000, respectively. The increase in sales and marketing expenses for 2001 resulted primarily from the addition of personnel to support our sales effort and the increased activity in application engineering.

General and administrative expenses. In 2001 and 2000, general and administrative expenses were $6.0 million and $6.5 million, respectively, which represented 6.4% and 5.8% of net revenues in each respective period. The decrease in spending for general and administration expenses for 2001 was attributable primarily to a reduction in professional and legal expenses following the settlement in 2000 of our patent infringement lawsuit, which we had initiated with Motorola.

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

Selected Quarterly Results of Operations

The following tables set forth certain consolidated statements of income data for each of the quarters in the years ended December 31, 2002 and 2001 as well as the percentage of our net revenues represented by each item. This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any subsequent period or for the entire fiscal year.

	Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
	(unaudited)
	(in thousands, except per share data)
Net revenues:
Product sales	$28,874	$27,712	$26,861	$23,390	$23,403	$22,710	$20,985	$25,821
License fees and royalties	324	456	287	280	246	293	262	375

Total net revenues	29,198	28,168	27,148	23,670	23,649	23,003	21,247	26,196
Cost of revenues	15,269	16,328	15,758	13,368	13,486	13,092	11,893	12,781

Gross profit	13,929	11,840	11,390	10,302	10,163	9,911	9,354	13,415

Operating expenses:
Research and development	3,889	3,561	3,648	3,607	3,643	3,586	3,696	3,546
Sales and marketing	3,734	3,756	3,645	3,402	3,339	3,797	3,839	3,510
General and administrative	1,622	1,600	1,548	1,433	1,707	1,537	1,434	1,302

Total operating expenses	9,245	8,917	8,841	8,442	8,689	8,920	8,969	8,358

Income from operations	4,684	2,923	2,549	1,860	1,474	991	385	5,057
Interest and other income, net.	402	365	493	405	330	325	572	522

Income before provision for income taxes	5,086	3,288	3,042	2,265	1,804	1,316	957	5,579
Provision for income taxes	1,525	986	913	679	541	395	287	1,707

Net income	$3,561	$2,302	$2,129	$1,586	$1,263	$921	$670	$3,872

Earnings per share
Basic	$0.12	$0.08	$0.08	$0.06	$0.05	$0.03	$0.02	$0.14
Diluted	$0.12	$0.08	$0.07	$0.05	$0.04	$0.03	$0.02	$0.14
Shares used in per share calculation
Basic	28,551	28,451	28,317	28,126	27,951	27,758	27,620	27,522
Diluted	29,535	29,074	29,873	29,429	29,670	29,339	28,528	28,449

	Percentage of Total Net Revenues
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
Net revenues:
Product sales	98.9%	98.4%	98.9%	98.8%	99.0%	98.7%	98.8%	98.6%
License fees and royalties	1.1	1.6	1.1	1.2	1.0	1.3	1.2	1.4

Total net revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues	52.3	58.0	58.0	56.5	57.0	56.9	56.0	48.8

Gross profit	47.7	42.0	42.0	43.5	43.0	43.1	44.0	51.2

Operating expenses:
Research and development	13.3	12.6	13.5	15.2	15.5	15.6	17.4	13.5
Sales and marketing	12.8	13.3	13.4	14.4	14.1	16.5	18.1	13.4
General and administrative	5.6	5.7	5.7	6.0	7.2	6.7	6.7	5.0

Total operating expenses	31.7	31.6	32.6	35.6	36.8	38.8	42.2	31.9

Income from operations	16.0	10.4	9.4	7.9	6.2	4.3	1.8	19.3
Interest and other income, net	1.4	1.3	1.8	1.7	1.4	1.4	2.7	2.0

Income before provision for income taxes	17.4	11.7	11.2	9.6	7.6	5.7	4.5	21.3
Provision for income taxes	5.2	3.5	3.4	2.9	2.3	1.7	1.3	6.5

Net income	12.2%	8.2%	7.8%	6.7%	5.3%	4.0%	3.2%	14.8%

Net revenues decreased sequentially in the second quarter of 2001 and then increased sequentially over the next six quarters. The increases in revenue resulted primarily from our success in gaining market share and diversifying our customer base in end markets that have been essentially flat over the past seven quarters.

Our gross profit, as a percentage of net revenues, declined throughout 2001 and 2002 due primarily to lower manufacturing efficiencies related to new product introductions during 2001 and the earlier part of 2002, and the adverse impact of increased pressure from customers for lower pricing. However, in the fourth quarter of 2002 we experienced an increase in gross profit as we began to realize the benefits of lower manufacturing costs, due primarily to improved manufacturing efficiencies and lower wafer and package costs.

Research and development expenses remained essentially stable in absolute dollars during the eight quarters presented with an increase in the fourth quarter of 2002 as we focused on controlling discretionary spending.

Sales and marketing expenses remained essentially stable in absolute dollars during the eight quarters presented as we focused on controlling discretionary spending.

General and administrative expenses generally increased over the eight quarters due primarily to increased outside professional services.

Interest and other income, net, generally trended down over the eight quarters presented, primarily from continuing decreases in interest rates over the periods.

Liquidity and Capital Resources

Since our initial public offering of common stock in December 1997, our principal source of funding has been cash from our operations with some funding from capital equipment lease lines.

As of December 31, 2002, we had approximately $109.4 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by those foundries to us. As of December 31, 2002, there were outstanding letters of credit totaling approximately $4.7 million. The balance of this credit line is unused and available. The line of credit agreement contains financial covenants with which we have remained in compliance, and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. In previous years, we have financed a significant portion of our machinery and equipment through capital equipment leases. However, we did not obtain any additional financing through capital equipment leases in the years ended December 31, 2002 and 2001. We may obtain additional financing for equipment purchases in future quarters. As of December 31, 2002, we owed approximately $274,000 on our various capital equipment leases.

As of December 31, 2002, we had working capital, defined as current assets less current liabilities, of approximately $120.4 million, which was an increase of approximately $19.6 million over December 31, 2001. Our operating activities generated cash of $31.5 million and $16.2 million in the years ended December 31, 2002 and 2001, respectively. Cash generated in the year ended December 31, 2002 was principally the result of net income in the amount of $9.6 million, depreciation and amortization, a decrease in inventory, and increases in accounts payable and other accrued liabilities, partially offset by an increase in accounts receivable. Cash generated in the year ended December 31, 2001 was principally the result of net income in the amount of $6.7 million, depreciation and amortization and decreases in accounts receivable and prepaid expenses and other current assets. This was partially offset by an increase in inventory and decrease in accounts payable.

Our investing activities were a net transfer from short-term investments to cash and cash equivalents of $17.2 million for the year ended December 31, 2002, and a net transfer from cash and cash equivalents to short term investments of $12.2 million for the year ended December 31, 2001. We also purchased capital assets in the amount of $4.5 million and $7.6 million for the years ended December 31, 2002 and 2001, respectively.

As of December 31, 2002, we have commitments through September 2010 for our operating and capital leases totaling approximately $18.3 million. See note 4 in the notes to consolidated financial statements.

During 2002, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate in 2003, as a result of decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Business Combinations.” The provisions of SFAS No. l45 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not expect the adoption to have a significant impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This statement only applies to termination benefits offered for a specific termination event or a specified period. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption to have a significant impact on our financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on our financial position and results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. We are reviewing the provisions of the Interpretation and do not expect the Interpretation to have a material impact on our financial statements.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. We have not yet determined the impact of the adoption of EITF Issue 00-21 on our consolidated financial statements.

Factors That May Affect Future Results of Operations

In addition to the other information in this Report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock.

Our quarterly and annual operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly. Our net revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of our control, and may fluctuate significantly in the future. As a result, our quarterly and annual operating results may fall below the expectations of public market analysts or investors. If that occurs, the price of our stock may decline.

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

Intense competition in the high-voltage power supply industry may lead to a decrease in the average selling price and reduced sales volume of our products, which may harm our business. The high-voltage power supply industry is intensely competitive and characterized by significant price erosion. Our products face competition from alternative technologies, including traditional linear transformers and discrete switcher power supplies. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost effective range of our products, these older alternative technologies can be used more cost effectively. We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

If demand for our products declines in the major end markets that we serve, our net revenues will decrease. Applications of our products in the consumer, communications and computer end markets, such as cellular phone chargers, stand-by power supplies for PCs, power supplies for TV set top boxes and power supplies for home appliances have and will continue to account for a large percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been subject to significant economic downturns at various times. Announcements of economic slowdown by major companies in any of the end markets we serve, could indirectly through our customers, cause a slowdown in demand for some of our ICs. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.

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

Our international sales activities account for a substantial portion of our net revenues and subject us to substantial risks. Sales to customers outside of the United States account for a large portion of our net revenues, including approximately 96% and 93% of our net revenues in 2002 and 2001, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business will suffer. We have supply arrangements for the production of wafers with Matsushita and OKI. Although certain aspects of our relationships with Matsushita and OKI are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure you that we will continue to work successfully with Matsushita or OKI in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that either of them will not seek an early termination of its wafer supply agreement with us. We are currently renegotiating our arrangement with OKI, which expires in September 2003. Our inability to reach a new arrangement with OKI could cause a serious disruption in the supply of wafers and subsequently harm our business. We estimate that it would take 9 to 12 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

Matsushita has licenses to our technology, which it may use to our detriment. Our ability to take advantage of the potentially large Japanese market for our products is largely dependent on Matsushita and its ability to promote and deliver our products. Pursuant to our agreement with Matsushita, Matsushita has the right to manufacture and sell products using our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Although we receive royalties on Matsushita’s sales, these royalties are substantially lower than the gross profit we receive on direct sales. We cannot assure you that Matsushita will not use the technology rights we have granted it to develop or market competing products following any termination of its relationship with us or after termination of Matsushita’s royalty obligation to us.

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

We cannot be sure that we will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot assure you that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Our failure, or our customers’ failure to develop and introduce new products successfully and in a timely manner would harm our business and may cause the price of our common stock to fall. In addition, customers may defer or return orders for existing products in response to the introduction of new products. Although we maintain reserves for potential customer returns, we cannot assure you that these reserves will be adequate.

We rely on a continuous supply of power to conduct operations, and an energy crisis in California could disrupt our business and increase our expenses. California has experienced an energy crisis in the past and a reoccurrence could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Most of our operations are located in California, although part of our inventory is stored and shipped from an overseas facility. We currently have only limited backup generators for emergency alternate sources of power in the event of a blackout. If blackouts interrupt our supply of power, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay shipments of our products to customers, and could result in lost revenue, which could harm our business and results of operations.

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

In the event of an earthquake, terrorist act or other disaster, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities situated near San Francisco, California, and our major suppliers (foundries and assembly houses) all situated in the Far East, are all located in areas that have been subject to severe earthquakes. In the event of an earthquake, we and/or our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any such interruption in our ability or that of our major suppliers to continue operations at our facilities could delay the development and shipment of our products.

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

The future trading price of our common stock could be subject to wide fluctuations in response to a variety of factors. The price of our common stock has been, and is likely to be, volatile. Factors including future announcements concerning us, our customers or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, proprietary rights or other litigation, changes in earnings estimates by analysts and other factors could cause the market price of our common stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons, which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions may harm the market price of our common stock.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance practices. The Act also requires the Securities and Exchange Commission to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or costly. We also expect these new rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio at December 31, 2002. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

	Amount	Weighted Average Interest Rate
Cash Equivalents:
U.S. corporate securities	$66,734	1.84%

Short-term Investments:
U.S. corporate securities	$13,374	2.10%
U.S. government securities	18,617	2.27%

Total short-term investments	31,991	2.19%

Total investment securities	$98,725	2.02%

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Japan and Western Europe. Currently, we do not employ a foreign currency hedging program to mitigate our foreign currency exchange risk as foreign currency transactions and we believe the risks to date have not been significant. We do maintain a Japanese yen account with a U. S. Bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in Japanese yen.

Item 8. Consolidated Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required by this item are set forth at the pages indicated at Item 15(a).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 21, 2002, we dismissed our independent auditors, Arthur Andersen LLP (“AA”), and engaged the services of KPMG LLP (“KPMG”) as our new independent auditors for our current fiscal year ending December 31, 2002. After an evaluation of services provided by a number of independent accounting firms, our Audit Committee of the Board (the “Audit Committee”) authorized the dismissal of AA and the engagement of KPMG.

During the two most recent fiscal years, and the subsequent interim period through June 21, 2002, we had no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to AA’s satisfaction, would have caused AA to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K.

The audit reports of AA on our consolidated financial statements as of and for the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. We requested to receive a letter from AA indicating its concurrence with the disclosures in this and the preceding paragraph. We used reasonable efforts to obtain the required letter from AA but were unable to obtain such letter.

During our fiscal years ended December 31, 2000 and 2001, and the subsequent interim period through June 21, 2002, we did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Proposal No. 1—Election of Directors” and in Part I of this report under the heading “Executive Officers of the Registrant.”

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the definitive Proxy Statement under the heading “Executive Compensation and Other Matters.”

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Executive Compensation and Other Matters.”

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Stock Ownership of Certain Beneficial Owners and Management.”

The information required under this Item regarding securities authorized for issuance under equity compensation plans is incorporated by reference to information set forth in our definitive proxy statement under the heading “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Certain Relationships and Related Transactions.”

Item 14. Controls and Procedures.

(a) Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of that date.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this Form:

1. Financial Statements

2. Financial Statement Schedules

All other schedules, except Schedule II, Valuation and Qualifying Accounts, are omitted because they are not applicable         or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K

None.

Independent Auditors’ Report

The Board of Directors and Stockholders

Power Integrations, Inc.:

We have audited the accompanying consolidated balance sheet of Power Integrations, Inc. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of Power Integrations, Inc. and subsidiaries as of December 31, 2001 and for the two years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated January 18, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power Integrations, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Mountain View, California

January 17, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Power Integrations, Inc.:

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14 (a) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California

January 18, 2002

The above report of Arthur Andersen LLP (“Andersen”) is a copy of the report previously issued by Andersen on January 18, 2002. The report of Andersen is included in this annual report on Form 10-K pursuant to rule 2-02(E) of Regulation S-X. After reasonable efforts the company has not been able to obtain a reissued report from Andersen. Andersen has not consented to the inclusion of its report in this annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report, it may be difficult to seek remedies against Andersen and the ability to seek relief against Andersen may be impaired.

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,524	$62,141
Short-term investments	31,876	14,724
Accounts receivable, net of allowances of $989 in 2002 and $1,373 in 2001	8,522	5,124
Inventories	15,028	23,622
Deferred tax assets	6,064	5,346
Prepaid expenses and other current assets	1,672	1,526

Total current assets	140,686	112,483

PROPERTY AND EQUIPMENT, AT COST:
Machinery and equipment	38,133	34,892
Leasehold improvements	10,914	10,731

	49,047	45,623
Less: Accumulated depreciation and amortization	(28,039)	(22,441)

	21,008	23,182

	$161,694	$135,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capitalized lease obligations	$233	$440
Accounts payable	7,727	4,641
Accrued payroll and related expenses	4,389	3,164
Taxes payable and other accrued liabilities	5,228	1,604
Deferred income on sales to distributors	2,718	1,798

Total current liabilities	20,295	11,647

LONG TERM LIABILITIES:
Capitalized lease obligations, net of current portion	41	275
Deferred rent	725	441

Total long term liabilities	766	716

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ EQUITY:
Common Stock, $0.001 par value
Authorized— 140,000,000 shares
Outstanding— 28,627,823 shares in 2002 and 28,010,596 shares in 2001	28	28
Additional paid-in capital	89,473	81,758
Stockholder notes receivable	—	(38)
Accumulated translation adjustment	(117)	(117)
Retained earnings	51,249	41,671

Total stockholders’ equity	140,633	123,302

	$161,694	$135,665

See accompanying notes to consolidated financial statements

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
NET REVENUES:
Product sales	$106,837	$92,919	$109,759
License fees and royalties	1,347	1,176	1,755

Total net revenues	108,184	94,095	111,514
COST OF REVENUES	60,723	51,252	53,876

GROSS PROFIT	47,461	42,843	57,638

OPERATING EXPENSES:
Research and development	14,705	14,471	12,521
Sales and marketing	14,537	14,485	12,953
General and administrative	6,203	5,980	6,451

Total operating expenses	35,445	34,936	31,925

INCOME FROM OPERATIONS	12,016	7,907	25,713

OTHER INCOME (EXPENSE):
Interest income	2,090	2,103	3,049
Interest expense	(23)	(104)	(164)
Other, net	(401)	(250)	(362)

Total other income	1,666	1,749	2,523

INCOME BEFORE PROVISION FOR INCOME TAXES	13,682	9,656	28,236
PROVISION FOR INCOME TAXES	4,104	2,930	8,471

NET INCOME	$9,578	$6,726	$19,765

EARNINGS PER SHARE:
Basic	$0.34	$0.24	$0.73

Diluted	$0.32	$0.23	$0.69

SHARES USED IN PER SHARE CALCULATION:
Basic	28,362	27,714	27,179

Diluted	29,503	28,991	28,774

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In	Stockholder Notes	Deferred	Accumulated Translation	Retained	Total Stockholders’
	Shares	Amount	Capital	Receivable	Compensation	Adjustment	Earnings	Equity
BALANCE AT DECEMBER 31, 1999	26,468	26	65,553	(201)	(181)	(129)	15,180	80,248
Issuance of Common Stock under employee stock option plan, net of repurchases	704	2	2,919	—	—	—	—	2,921
Issuance of Common Stock under employee stock purchase plan	258	—	1,942	—	—	—	—	1,942
Proceeds of stockholder note repayment	—	—	—	125	—	—	—	125
Income tax benefit from employee stock option plan	—	—	3,635	—	—	—	—	3,635
Amortization of deferred compensation	—	—	—	—	140	—	—	140
Translation adjustment	—	—	—	—	—	11	—	11
Net income	—	—	—	—	—	—	19,765	19,765

BALANCE AT DECEMBER 31, 2000	27,430	28	74,049	(76)	(41)	(118)	34,945	108,787
Issuance of Common Stock under employee stock option plan, net of repurchases	472	—	3,770	—	—	—	—	3,770
Issuance of Common Stock under employee stock purchase plan	109	—	1,707	—	—	—	—	1,707
Proceeds of stockholder note repayment	—	—	—	38	—	—	—	38
Income tax benefit from employee stock option plan	—	—	2,232	—	—	—	—	2,232
Amortization of deferred compensation	—	—	—	—	41	—	—	41
Translation adjustment	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	6,726	6,726

BALANCE AT DECEMBER 31, 2001	28,011	28	81,758	(38)	—	(117)	41,671	123,302
Issuance of Common Stock under employee stock option plan, net of repurchases	489	—	4,143	—	—	—	—	4,143
Issuance of Common Stock under employee stock purchase plan	127	—	1,772	—	—	—	—	1,772
Proceeds of stockholder note repayment	—	—	—	38	—	—	—	38
Income tax benefit from employee stock option plan	—	—	1,421	—	—	—	—	1,421
Non employee stock based compensation	—	—	379	—	—	—	—	379
Net income	—	—	—	—	—	—	9,578	9,578

BALANCE AT DECEMBER 31, 2002	28,627	$28	$89,473	$—	$—	$(117)	$51,249	$140,633

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,578	$6,726	$19,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,684	6,944	4,189
Deferred compensation expense	—	41	140
Deferred income taxes	(718)	708	(2,136)
Deferred rent	284	441	—
Provision for accounts receivable and other allowances	155	1,119	1,084
Tax benefit associated with employee stock plans and stock compensation to non-employees	1,801	2,232	3,635
Change in operating assets and liabilities:
Accounts receivable	(3,553)	2,946	(591)
Inventories	8,594	(2,023)	(10,193)
Prepaid expenses and other current assets	(146)	3,092	(3,197)
Accounts payable	3,086	(2,849)	966
Taxes payable and other accrued liabilities	4,849	(2,386)	1,354
Deferred income on sales to distributors	920	(768)	(800)

Net cash provided by operating activities	31,534	16,223	14,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,510)	(7,629)	(16,214)
Purchases of short-term investments	(42,325)	(30,750)	(31,349)
Proceeds from maturities of short-term investments	25,173	42,998	38,166

Net cash provided by (used in) investing activities	(21,662)	4,619	(9,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	5,914	5,477	4,863
Proceeds from stockholder note repayment	38	38	125
Principal payments under capitalized lease obligations	(441)	(678)	(1,228)

Net cash provided by financing activities	5,511	4,837	3,760

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,383	25,679	8,579
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,141	36,462	27,883

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,524	$62,141	$36,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$23	$65	$161

Cash paid for (refund of) income taxes	$(403)	$2,552	$4,756

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1. THE COMPANY:

Power Integrations, Inc. (the “Company”), which was incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997 (see note 6), designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits for use primarily in AC to DC power conversion that address the following major market segments: communications, consumer, computer and industrial electronics.

The Company is subject to a number of risks including, among others, the volume and timing of orders received by the Company from its customers; competitive pressures on selling prices; the volume and timing of orders placed by the Company with its foundries; the availability of raw materials; fluctuations in manufacturing yields, whether resulting from the transition to new foundries or from other factors; changes in product mix, including the impact of new product introductions on existing products; the Company’s ability to develop and bring to market new products and technologies on a timely basis; the introduction of products and technologies by the Company’s competitors; market acceptance of the Company’s and its customers’ products; the timing of investments in research and development and sales and marketing; cyclical semiconductor industry conditions; fluctuations in exchange rates, particularly exchange rates between the U.S. dollar and the Japanese yen; and changes in the international business climate and economic conditions.

All of the wafers used by the Company are manufactured by two offshore independent foundries. Although there are a number of other suppliers that could provide similar services, a change in suppliers could cause a delay in manufacturing and possible loss of sales, which could adversely affect operating results.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany transactions and balances.

Foreign Currency Translation

The functional currencies of the Company’s subsidiaries are the local currencies. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Cumulative gains and losses from the translation of the foreign subsidiaries’ financial statements have been included in stockholders’ equity.

Cash and Cash Equivalents and Short-Term Investments

The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Cash investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of December 31, 2002 and 2001, the Company’s short-term investments consist of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held-to-maturity and were valued using the amortized cost method which approximates market.

Research and Development

Research and development costs are expensed as incurred.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the carrying value of the Company’s investments by major security type (in thousands):

	December 31,
	2002	2001
Cash Equivalents:
U.S. corporate securities	$66,734	$44,800
Tax-exempt securities	—	2,500

Total cash equivalents	66,734	47,300

Short-term Investments:
U.S. corporate securities	$13,374	$8,818
Tax-exempt securities	—	5,906
U.S. government securities	18,617	—

Total short-term investments	31,991	14,724

Total investment securities	$98,725	$62,024

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

	December 31,
	2002	2001
Raw materials	$1,489	$1,571
Work-in-process	6,756	12,528
Finished goods	6,783	9,523

	$15,208	$23,622

Property and Equipment

Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets (over a period of two to four years), or over the applicable lease term.

Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $0.6 million and $2.9 million, as of December 31, 2002 and 2001, respectively. Related accumulated amortization on these leased assets was approximately $0.6 million and $2.7 million, as of December 31, 2002 and 2001, respectively.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	December 31,
	2002	2001	2000
Basic earnings per share:
Net income	$9,578	$6,726	$19,765

Weighted average common shares	28,362	27,714	27,179

Basic earnings per share	$0.34	$0.24	$0.73

Diluted earnings per share:
Net income	$9,578	$6,726	$19,765

Weighted average common shares	28,362	27,714	27,179
Weighted average common share equivalents:
Options	1,126	1,273	1,569
Employee stock purchase plan	15	4	26

Diluted weighted average common shares	29,503	28,991	28,774

Diluted earnings per share	$0.32	$0.23	$0.69

Comprehensive Income

Comprehensive income for the Company consists of net income plus the effect of foreign currency translation adjustments, which is not material for each of the three years ended December 31, 2002. Accordingly, comprehensive income closely approximates actual net income.

Segment Reporting

The Company is organized and operates as one business segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC to DC power conversion markets.

Revenue Recognition, Significant Customers

Product revenues consist of sales to OEMs and merchant power supply manufacturers and to distributors. Revenues from product sales to OEM and merchant power supply manufacturers are recognized upon shipment. The Company provides for estimated sales returns and allowances related to such sales at the time of shipment, which is based on historical returns, current economic trends, levels of inventories and changes in customer demand and acceptance of the Company’s products. During 2002, 2001 and 2000, sales to distributors of the Company’s products accounted for approximately 53%, 51% and 50% of net revenues, respectively. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines of the Company’s products held by the distributors. Pursuant to the Company’s distributor agreements, the Company protects its distributors’ exposure related to the impact of price reductions as well as products at

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distributors that are slow moving or have been discontinued. These agreements, which may be canceled by either party on a specified notice, generally contain a provision for the return of the Company’s product in the event the agreement with the distributor is terminated. Accordingly, the Company defers recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The margin deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets.

The Company has entered into a separate wafer supply and technology license agreement with an unaffiliated wafer foundry. The wafer supply agreement, which expires in June 2005, is renewable. In connection with the technology license agreement, the Company is entitled to receive a royalty on sales of products by the foundry, which incorporates the Company’s technology into its own products. This revenue is recognized upon receipt of payment from the foundry. For the years ended December 31, 2002, 2001 and 2000, revenue recognized under this agreement was approximately $1.3 million, $1.2 million and $1.7 million, respectively.

The Company’s end user base is highly concentrated and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of the Company’s revenue. For the years ended December 31, 2002, 2001 and 2000, ten customers accounted for approximately 81%, 74% and 69% of net revenues, respectively.

The following customers accounted for more than 10% of total net revenues:

	Year Ended December 31,
Customer	2002	2001	2000
A	22%	22%	22%
B	15%	13%	10%
C	—	11%	—
D	14%	—	—

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. Export sales, which consist of shipments from the U.S. to customers in foreign countries, are comprised of the following:

	Year Ended December 31,
	2002	2001	2000
Hong Kong/China	29%	27%	24%
Taiwan	25%	31%	25%
Korea	24%	15%	11%
Western Europe	7%	10%	11%
Germany	6%	7%	6%
Japan	2%	2%	2%
Other	3%	1%	5%

Total export sales.	96%	93%	84%

The remainder of the company’s sales are to customers within North America.

Product Sales

Sales of TOPSwitch and TinySwitch products accounted for 99%, 98% and 98% of total net revenues in 2002, 2001 and 2000, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch-FX, and

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TOPSwitch-GX. TinySwitch products include TinySwitch and TinySwitch II. The Company’s revenue mix for 2002 in the end markets which it serves was approximately 43% in the communications category, 23% in the consumer category, 21% in the computer category, 6% in the industrial electronics category and 7% in the other category.

Foreign Currency Risk

The Company does not currently employ a foreign currency hedge program utilizing foreign currency forward exchange contracts, as the foreign currency translations and risks to date have not been significant. The Company maintains a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the year ended December 31, 2002, the Company realized a foreign exchange transaction loss of approximately $171,000. For the year ended December 31, 2001, the Company realized a foreign exchange transaction loss of approximately $112,000, and for the year ended December 31, 2000, the realized gains and losses netted to zero. These amounts are included in “other income (expense),” in the accompanying consolidated statements of operations.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $737,000, $641,000, and $495,000 in 2002, 2001 and 2000, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of income using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. Had compensation expense for the Plans been determined under a fair value method consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” and related interpretations the Company’s net income would have been decreased to the following pro forma amounts (in thousands, except per share information):

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2002	2001	2000
Net income, as reported	$9,578	$6,726	$19,765
Add stock-based employee compensation expense included in reported net income, net of tax	—	41	140
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(14,422)	(11,813)	(10,477)

Pro forma net income	$(4,844)	$(5,046)	$9,428

Basic earnings per share:
As reported	$0.34	$0.24	$0.73
Pro forma	$(0.17)	$(0.18)	$0.35
Diluted earnings per share:
As reported	$0.32	$0.23	$0.69
Pro forma	$(0.17)	$(0.18)	$0.33

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term, low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2002 and 2001, approximately 76% and 75% of accounts receivable, respectively, were concentrated with ten customers.

Concentration in the Available Sources of Supply of High-Voltage Molding Compound

The integrated circuit assembly process requires the Company’s manufacturers to use a high-voltage molding compound available from only one vendor, which is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially adversely affect yields and cost to manufacture.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position and results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company is reviewing the provisions of the Interpretation and complies with the disclosure requirements, but does not expect the Interpretation to have a material impact on the Company’s financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company has not yet determined the impact of the adoption of EITF Issue 00-21 on its consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform with the fiscal year 2002 presentation.

3. BANK LINE OF CREDIT:

The Company has a $10.0 million revolving line of credit agreement with a bank, which expires on July 1, 2004, and restricts the Company from entering into certain transactions and contains certain financial covenants. Advances under the agreement bear interest at a fixed rate of the bank’s LIBOR rate plus 1.5% per annum or at the bank’s variable interest rate. The Company has the option to choose between the two rates. As of December 31, 2002 and 2001, there were no amounts due under the bank line of credit. The agreement also covers advances for commercial letters of credit and standby letters of credit, used primarily for the shipment of wafers from wafer supply manufacturers to the Company, provided that at no time will the aggregate sum of all advances exceed $10.0 million. As of December 31, 2002, there were outstanding letters of credit totaling approximately $4.7 million, and as of December 31, 2001, there were outstanding letters of credit totaling approximately $3.8 million.

4. COMMITMENTS AND CONTINGENCIES:

The Company leases its facilities under noncancellable operating leases, which expire at various dates through September 2010. The lease for the Company’s main corporate facility in San Jose, California expires in September 2010 and contains two conditional five-year options, which if exercised would extend the lease to September 2020. Rental payments for the San Jose facility provide for increased cash payments through the lease term. Rent expense under all operating leases was approximately $2.2 million, $1.7 million and $2.1 million in 2002, 2001 and 2000, respectively.

A portion of the Company’s machinery and equipment is leased under agreements accounted for as capital leases. The Company had no new capital leasing arrangements during 2002, 2001 and 2000.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under all noncancellable operating and capital lease agreements as of December 31, 2002 are as follows (in thousands):

Fiscal Year	Operating	Capital
2003	$2,148	$240
2004	2,201	42
2005	2,194	—
2006	2,261	—
2007	2,351	—
Thereafter	6,832	—

Total minimum lease payments	$17,987	282

Less: Amounts representing interest on capital leases (4.4% to 12.0%)		(8)

		274
Less: Current portion		(233)

Long-term portion		$41

5. PREFERRED STOCK PURCHASE RIGHTS PLAN:

In February 1999, the Company adopted a Preferred Stock Purchase Rights Plan (the “Plan”) designed to enable all stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company. Under the Plan, stockholders received one right to purchase one one-thousandth of a share of a new series of preferred stock for each outstanding share of common stock held of record at the close of business on March 12, 1999 at $150.00 per right, when someone acquires 15 percent or more of the Company’s common stock or announces a tender offer which could result in such person owning 15 percent or more of the common stock. Each one one-thousandth of a share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to someone acquiring 15 percent, the rights can be redeemed for $0.001 each by action of the board of directors. Under certain circumstances, if someone acquires 15 percent or more of the common stock, the rights permit the stockholders other than the acquirer to purchase the Company’s common stock having a market value of twice the exercise price of the rights, in lieu of the preferred stock. Alternatively, when the rights become exercisable, the board of directors may authorize the issuance of one share of common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on February 23, 2009.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock

With the closing of the Company’s IPO in December 1997, all of the outstanding convertible preferred stock automatically converted into common stock. Upon conversion of the outstanding preferred stock to common stock, such preferred stock was retired. The Company is authorized to issue 3,000,000 shares of new $0.001 par value preferred stock, of which none was issued or outstanding during each of the three years ended December 31, 2001.

Common Stock

As of December 31, 2002, the Company was authorized to issue 140,000,000 shares of $0.001 par value common stock.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1988 Stock Option Plan

In June 1988, the board of directors approved the 1988 Stock Option Plan (the “1988 Plan”), whereby the board of directors may grant options to key employees, directors and consultants to purchase the Company’s common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 50 months. Options granted under the 1988 Plan will remain outstanding in accordance with their terms, but effective July 1997, the board of directors had determined that no further options would be granted under the 1988 Plan.

1997 Stock Option Plan

In June 1997, the board of directors approved the 1997 Stock Option Plan (the “1997 Plan”), whereby the board of directors may grant options to key employees, directors and consultants to purchase the Company’s common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. The 1997 Plan allows for annual increases on the first day of the Company’s fiscal year (beginning in 1999) by a number of shares equal to five percent of the number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. As of December 31, 2002, the 1997 Plan’s maximum share reserve is 9,609,551 shares, which is comprised of the sum of (i) 6,666,587 shares (new shares allocated to the 1997 Plan) and (ii) 2,942,964 shares granted pursuant to the 1988 Plan (the “1988 Plan Options”). The number of shares available for issuance under the 1997 Plan, at any time, is reduced by the number of shares remaining subject to the 1988 Plan Options. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

1997 Outside Directors Stock Option Plan

In September 1997, the board of directors approved an Outside Director Stock Option Plan (the “Directors Plan”). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The Directors Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. The Directors Plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the board of directors. The Directors Plan provides that each current and future nonemployee director of the Company will be granted an option to purchase 30,000 shares of common stock on the effective date or the date on which the optionee first becomes a nonemployee director of the Company after the effective date as the case may be (the “Initial Grant”). Thereafter, each nonemployee director who has served on the board of directors continuously for 6 months will be granted an additional option to purchase 10,000 shares of common stock (an “Annual Grant”). Subject to an optionee’s continuous service with the Company, approximately 1/3rd of an Initial Grant will become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continuous service. The exercise price per share of all options granted under the Directors Plan will equal the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a term of ten years and are non-transferable. In the event of certain changes in control of the Company, options outstanding under the Directors Plan will become immediately exercisable and vested in full.

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors approved the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory options to employees and consultants to purchase the Company’s common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. As of December 31, 2002, the maximum share reserve under this plan was 1,000,000 shares. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity under the Company’s option plans:

(prices are weighted average prices)

	Year Ended December 31,
	2002		2001		2000
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, Beginning of year	5,071,725	$14.47	3,811,319	$14.59	3,329,075	$10.40
Granted	1,599,022	$14.95	2,151,612	$13.46	1,523,285	$18.97
Exercised	(490,018)	$8.49	(480,156)	$7.93	(706,969)	$4.22
Cancelled	(199,090)	$16.49	(411,050)	$17.88	(334,072)	$14.78

Options outstanding, end of year	5,981,639	$15.02	5,071,725	$14.47	3,811,319	$14.59

Vested and exercisable, end of year	2,799,251	$15.03	1,747,639	$12.64	1,072,644	$9.81

Options issued under the 1988, 1997 and 1998 plans may be exercised at any time prior to their expiration. Options issued under the Directors Plan are exercisable upon vesting. In addition, the Company has the right, upon termination of an optionholder’s employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1988, 1997 and 1998 plans at the original purchase price. Under the terms of the option plans, an option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 2002, there were no shares of common stock issued under the 1988, 1997 and 1998 plans that are subject to repurchase by the Company. At December 31, 2001, there were 2,039 shares at a repurchase price of $14.29 per share and at December 31, 2000, there were 91,051 shares at a weighted average repurchase price of $4.56 issued under the 1988, 1997 and 1998 plans that were subject to repurchase by the Company.

The weighted-average grant date fair value of options granted during fiscal years 2002, 2001 and 2000 was $11.83, $10.79 and $15.72, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: risk-free interest rates of 3.76, 4.46 and 5.77 percent, respectively; expected dividend yields of zero percent; expected lives of 4.6, 4.0 and 4.2 years for 2002, 2001 and 2000, respectively; expected volatility of 93%, 96% and 97% for 2002, 2001 and 2000, respectively.

The following table summarizes the stock options outstanding at December 31, 2002:

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.26–$ 2.55	104,942	3.19	$1.01	104,942	$1.01
$ 4.00–$ 4.38	327,885	5.37	$4.30	327,438	$3.49
$ 4.42–$ 6.03	40,032	5.18	$4.67	40,032	$4.67
$ 6.78–$10.25	35,700	7.34	$9.82	12,104	$9.10
$11.06–$11.90	172,928	7.85	$11.75	30,561	$11.21
$12.00–$16.31	4,209,483	8.14	$13.75	1,724,325	$13.72
$16.50–$26.38	765,394	8.38	$20.73	296,652	$22.01
$26.50–$36.88	232,150	6.95	$34.46	182,692	$34.31
$37.50–$44.75	90,650	6.94	$42.80	78,618	$42.89
$48.56–$51.50	2,475	6.89	$51.03	1,887	$51.02

$ 0.26–$51.50	5,981,639	7.88	$15.02	2,799,251	$15.03

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), 1,500,000 shares of common stock are reserved for issuance to eligible employees. The Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15 percent of an employee’s compensation, at 85% of the lower of the fair market value of the Company’s common stock on the first or the last day of each offering period. As of December 31, 2002, 1,029,397 shares had been purchased and 470,603 shares were reserved for future issuance under the Purchase Plan.

Non-employee Stock Options

In 2002, 2001 and 2000, the Company granted to non-employees options to acquire 7,000, 3,500 and 18,700 shares of common stock under the 1997 Stock Option Plan, at weighted average exercise prices of $17.16, $12.10 and $11.97 per share. As of December 31, 2002, 22,434 options were outstanding and 13,358 options were exercisable at exercise prices ranging from $11.50 to $18.10. The weighted average exercise price of the outstanding options was $13.88, and the weighted average remaining contractual life was 8 years. In 2002, 2001 and 2000, the Company incurred consulting charges of $147,000, $187,000, and $45,000. Pursuant to the provisions of SFAS No. 123, the fair value of options issued was determined based on the fair value of the consideration received, where such amount was reliably measurable, or the fair value of the equity instruments issued, in which case, the fair value was estimated as services were provided using the Black-Scholes model with the following weighted average assumptions used for grants in 2002, 2001 and 2000: risk-free interest rates of 5.2 percent to 6.3 percent; expected dividend yields of zero percent; expected lives of 10 years; and expected volatility of 90%.

Stockholder Notes Receivable

As of December 31, 2002, there were no outstanding loans to stockholders or executive officers.

Deferred Compensation

In connection with the issuance of stock options to employees and consultants prior to December 1997, the Company recorded deferred compensation in the aggregate amount of approximately $566,000, representing the difference between the fair market value of the Company’s common stock and the exercise price of the stock options at the date of grant. The Company amortized the deferred compensation expense over the shorter of the period in which the employee, director or consultant provides services or the applicable vesting period, which was typically over 48 months. Amortization expense was $41,000 and $140,000 for the years ended December 31, 2001 and 2000, respectively. Compensation expense is decreased in the period of forfeiture for any accrued, but unvested compensation arising from the early termination of an option holder’s services. Since recording the deferred compensation in 1997, there have been no forfeitures. The total amount of the deferred compensation was fully amortized by December 31, 2001.

Shares Reserved

As of December 31, 2002, the Company had 9,889,676 shares of common stock reserved for future issuance under Stock Option and Stock Purchase Plans.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INCOME TAXES:

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current provision:
Federal	$4,743	$1,893	$10,193
State	2	273	393
Foreign	78	56	21

	4,823	2,222	10,607

Deferred provision (benefit):
Federal	(322)	514	(1,759)
State	(397)	194	(377)

	(719)	708	(2,136)

	$4,104	$2,930	$8,471

The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income before provision for income taxes as follows:

	Year Ended December 31,
	2002	2001	2000
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	3.1	3.1	3.1
Research and development credits	(4.0)	(4.5)	(2.9)
Foreign sales corporation	(5.6)	(4.7)	(4.9)
Non deductible expenses and other	1.5	1.4	(0.3)

	30.0%	30.3%	30.0%

The components of the net deferred income tax asset were as follows (in thousands):

	December 31,
	2002	2001
Tax credit carry-forwards	$1,488	$1,588
Inventory reserves	1,712	1,950
Accounts receivable allowances	377	434
Accrued vacation	271	255
Other cumulative temporary differences	2,216	1,119

	$6,064	$5,346

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 31, 2002, the Company had Federal and California research and development tax credit carryforwards of approximately $0 and $2.2 million, respectively. There is no expiration of research and development tax credit carryforwards for the State of California.

8. LEGAL PROCEEDINGS:

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

POWER INTEGRATIONS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowances for doubtful accounts and customer returns:
Year ended December 31, 2000	$990	$1,084	$(1,006)	$1,068
Year ended December 31, 2001	$1,068	$1,119	$(814)	$1,373
Year ended December 31, 2002	$1,373	$155	$(539)	$989

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: March 21, 2003	By:	/s/ JOHN M COBB
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

Dated: March 21, 2003	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan President, Chief Executive Officer (Principal Executive Officer)

Dated: March 21, 2003	By:	/s/ JOHN M. COBB
John M. Cobb Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Dated: March 21, 2003	By:	/s/ HOWARD F. EARHART
Howard F. Earhart Chairman of the Board

Dated: March 21, 2003	By:	/s/ ALAN D. BICKELL
Alan D. Bickell Director

Dated: March 21, 2003	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite Director

Dated: March 21, 2003	By:	/s/ R. SCOTT BROWN
R. Scott Brown Director

Dated: March 21, 2003	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme Director

Dated: March 21, 2003	By:	/s/ STEVEN J. SHARP
Steven J. Sharp Director

CERTIFICATIONS

I, Balu Balakrishnan, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Power Integrations, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan Chief Executive Officer

I, John M. Cobb, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of Power Integrations, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003	By:	/s/ JOHN M. COBB
John M. Cobb Chief Financial Officer

POWER INTEGRATIONS, INC

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended

December 31, 2002

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (1)

3.2	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock. (2)

3.3	Certificate of Amendment to Restated Certificate of Incorporation. (8)

3.4	By-Laws. (3)

3.5	Amendment to By-Laws. (2)

4.1	Fifth Amended and Restated Rights Agreement dated April 27, 1995, as amended, by and among us and certain of our investors. (3)

4.2	Investors’ Rights Agreement dated as of May 22, 1996 between us and Hambrecht & Quist Transition Capital, LLC. (3)

10.1	Form of Indemnification Agreement for directors and officers. (3)

10.2	1988 Stock Option Plan and forms of agreements thereunder. (3)

10.3	1997 Stock Option Plan and forms of agreements thereunder. (3)

10.4	1997 Outside Directors Stock Option Plan and forms of agreements thereunder. (3)

10.5	1997 Employee Stock Purchase Plan and forms of agreements thereunder. (3)

10.6	Wafer Supply Agreement between us and OKI, dated as of October 1, 1998. (4)

10.7	Master Equipment Lease Agreement between us and Metlife Capital Limited Partnership, dated as of July 31, 1998. (4)

10.8	Loan Agreement between us and Union Bank of California, N.A., dated as of October 16, 1998. (1)

10.9	Amendment Number One, dated as of February 26, 1999, to the Wafer Supply Agreement between us and OKI, dated as of October 1, 1998. (5)

10.10	Lease agreement dated as of December 29, 1999 between us and Lincoln – RECP Hellyer OPCO, LLC, a Delaware limited liability company. (6)

10.11	Wafer Supply Agreement between us and Matsushita, dated as of June 29, 2000. (7)

10.12	Technology License Agreement between us and Matsushita, dated as of June 29, 2000. (7)

10.13	First Amendment to Loan Agreement dated October 16, 1998 between us and Union Bank of California, N.A., dated August 1, 2000. (7)

21.1	List of subsidiaries. (3)

23.1	Consent of KPMG LLP .

24.1	Power of Attorney (See signature page).

99.1	Letter to SEC regarding Arthur Andersen LLP representations.

99.2	Certification of Chief Executive Officer.

99.3	Certification of Chief Financial Officer.

(1)	As filed with the SEC in our annual report on Form 10-K on March 16, 1999.

(2)	As filed with the SEC in our Current Report on Form 8-K on March 12, 1999.

(3)	As filed with the SEC in our Registration Statement on Form S-1 on September 11, 1997.

(4)	As filed with the SEC in our quarterly report on Form 10-Q on November 10, 1998.

(5)	As filed with the SEC in our quarterly report on Form 10-Q on May 10, 1999

(6)	As filed with the SEC in our annual report on Form 10-K on March 29, 2000.

(7)	As filed with the SEC in our quarterly report on Form 10-Q on November 10, 2000.

(8)	As filed with the SEC in our annual report on Form 10-K on March 22, 2002