Form 10-Q
period 2003-03-31
POWER INTEGRATIONS INC
filed 2003-05-12
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23441

POWER INTEGRATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, $.001 par value	29,024,335 shares

POWER INTEGRATIONS, INC.

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart and P I Expert are trademarks of Power Integrations, Inc.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,001	$77,524
Short-term investments	25,089	31,876
Accounts receivable	9,604	8,522
Inventories	20,565	15,028
Deferred tax assets	6,064	6,064
Prepaid expenses and other current assets	1,544	1,672

Total current assets	150,867	140,686

PROPERTY AND EQUIPMENT, net	20,669	21,008

	$171,536	$161,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capitalized lease obligations	$215	$233
Accounts payable	8,143	7,727
Accrued payroll and related expenses	3,022	4,389
Taxes payable	5,451	4,412
Other accrued liabilities	955	816
Deferred income on sales to distributors	3,238	2,718

Total current liabilities	21,024	20,295

LONG TERM LIABILITIES:
Capitalized lease obligations, net of current portion	—	41
Deferred rent	782	725

Total long term liabilities	782	766

STOCKHOLDERS’ EQUITY:
Common stock	29	28
Additional paid-in capital	94,659	89,473
Cumulative translation adjustment	(117)	(117)
Retained earnings	55,159	51,249

Total stockholders’ equity	149,730	140,633

	$171,536	$161,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
NET REVENUES:
Product sales	$28,729	$23,390
License fees and royalties	361	280

Total net revenues	29,090	23,670

COST OF REVENUES	14,016	13,368

GROSS PROFIT	15,074	10,302

OPERATING EXPENSES:
Research and development	4,084	3,607
Sales and marketing	4,046	3,402
General and administrative	1,627	1,433

Total operating expenses	9,757	8,442

INCOME FROM OPERATIONS	5,317	1,860
OTHER INCOME, net	269	405

INCOME BEFORE PROVISION FOR INCOME TAXES	5,586	2,265
PROVISION FOR INCOME TAXES	1,676	679

NET INCOME	$3,910	$1,586

EARNINGS PER SHARE:
Basic	$0.14	$0.06

Diluted	$0.13	$0.05

SHARES USED IN PER SHARE CALCULATION:
Basic	28,824	28,126

Diluted	30,438	29,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,910	$1,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,721	1,682
Deferred rent	58	77
Provision for (reduction in) accounts receivable and other allowances	(25)	155
Tax benefit associated with employee stock plans and stock compensation to non-employees	1,145	320
Change in operating assets and liabilities:
Accounts receivable	(1,057)	(2,672)
Inventories	(5,538)	3,985
Prepaid expenses and other current assets	128	217
Accounts payable	416	(1,055)
Taxes payable and accrued liabilities	(189)	1,935
Deferred income on sales to distributors	520	90

Net cash provided by operating activities	1,089	6,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,381)	(497)
Purchases of short-term investments	(3,000)	(4,000)
Proceeds from maturities of short-term investments	9,787	18

Net cash provided by (used in) investing activities	5,406	(4,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	4,042	1,478
Proceeds from stockholder note repayment	—	38
Principal payments under capitalized lease obligations	(60)	(160)

Net cash provided by financing activities	3,982	1,356

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,477	3,197
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,524	62,141

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,001	$65,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3	$9

Refund from income taxes	$600	$1,648

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. Certain reclassifications were made to the prior year financial information to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2002 included in its Form 10-K filed on March 21, 2003 with the Securities and Exchange Commission.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term Investments

The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of March 31, 2003, the Company’s short-term investments consisted of U.S. government backed securities, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by the distributors. As a result of the Company’s distributor agreements, the Company defers recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

The Company has a wafer supply and technology license agreement with an unaffiliated wafer foundry. The wafer supply agreement, which expires in June 2005, is renewable. In connection with the technology license agreement, the Company is entitled to receive a royalty on the foundry’s sales of its own products that incorporate the Company’s technology. The Company recognizes revenue upon receipt of payment from the foundry.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted on the date of the grant and the Company recognizes compensation expense in its statement of income using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. Had compensation expense for the Plans been determined under a fair value method consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” and related interpretations the Company’s net income would have been reduced to the following pro forma amounts (in thousands, except per share information):

	Three Months Ended March 31,
	2003	2002
Net income as reported	$3,910	$1,586
Add: Stock-based non-employee compensation expense included in reported net income, net of related tax effects	24	47
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(4,173)	(3,341)

Pro forma net loss	$(239)	$(1,708)

Basic earnings per share:
As reported	$0.14	$0.06
Pro forma	$(0.01)	$(0.06)
Diluted earnings per share:
As reported	$0.13	$0.05
Pro forma	$(0.01)	$(0.06)

The weighted-average grant date fair value of options granted during the three months ended March 31, 2003 and 2002 was $13.99 and $11.83, respectively. The fair value of stock options granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in the first quarter of 2003 and 2002.

•	Risk-free interest rates of 3.85% and 4.25% for the three months ended March 31, 2003 and 2002, respectively

•	Expected life of stock options of 4 years for the three months ended March 31, 2003 and 2002

•	Expected volatility rates of 92% and 93% for the three months ended March 31, 2003 and 2002, respectively

•	Expected dividend yield of 0% for each year

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income for the Company consists of net income, plus the effect of foreign currency translation adjustments, which was not material for the three months ended March 31, 2003 and 2002. Accordingly, comprehensive income closely approximates actual net income.

Segment Reporting

The Company is organized and operates as one business segment—the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC to DC and DC to DC power conversion markets.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in the quarter ended March 31, 2003, the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position and results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company has reviewed the provisions of the Interpretation and has determined that the Company has no variable interest entities, consequently there was no impact on the Company’s financial statements.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company does not expect the adoption of EITF Issue 00-21 to have a material impact on its consolidated financial statements.

3.    INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$1,895	$1,489
Work-in-process	11,427	6,756
Finished goods	7,243	6,783

	$20,565	$15,028

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s end user base is highly concentrated and a relatively small number of OEMs, power supply merchants and distributors accounted for a significant portion of the Company’s net revenues. Ten customers accounted for approximately 78.7% and 82.3% of total net revenues for the three months ended March 31, 2003 and 2002, respectively.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended March 31,
Customer	2003	2002
A	30.0%	20.1%
B	12.9%	16.7%
C	*	13.7%

*	less than 10%

Customers A and B are distributors of the Company’s products and customer C is an OEM.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term, low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of March 31, 2003 and December 31, 2002, approximately 82.4% and 76% of accounts receivable, respectively, were concentrated with ten customers.

The following customers accounted for more than 10% of accounts receivable:

Customer	March 31, 2003	December 31, 2002
A	36.3%	25.2%
B	16.0%	19.1%

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

	Three Months Ended March 31,
	2003	2002
Hong Kong/China	33.4%	22.1%
Korea	22.5%	23.2%
Taiwan	20.6%	30.2%
Singapore	1.6%	0.8%
Western Europe (excluding Germany)	6.7%	8.5%
Germany	5.7%	7.6%
Japan	1.5%	1.8%
Other	2.4%	2.9%

Total foreign	94.4%	97.1%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 99.7% and 98.8% of net revenues from product sales for the three months ended March 31, 2003 and 2002, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX and TOPSwitch GX. TinySwitch products include TinySwitch and TinySwitch II.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2002
Basic earnings per share:
Net income	$3,910	$1,586

Weighted average common shares	28,824	28,126

Basic earnings per share	$0.14	$0.06

Diluted earnings per share:
Net income	$3,910	$1,586

Weighted average common shares	28,824	28,126

Effect of dilutive securities:
Options	1,600	1,292
Employee stock purchase plan	14	11

Diluted weighted average common shares	30,438	29,429

Diluted earnings per share	$0.13	$0.05

6.    PROVISION FOR INCOME TAXES:

Income tax expense for the three-month periods ended March 31, 2003 and 2002 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate of 30% for the three months ended March 31, 2003 and 2002 is primarily due to the beneficial impact of international sales subject to lower tax rates, research and development credits and Federal tax-exempt investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. In this report, the words “will”, “expects”, “believe”, “should”, “anticipate”, “if”, “future” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including our development efforts, the success of our product strategies, the maintenance of significant business relationships, as well as those discussed in the “Factors That May Affect Future Results of Operations” and elsewhere in this report. As a result of these risks, our actual results may differ materially from our historical or anticipated results. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2002.

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

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. At that time, we provide for estimated sales returns and other allowances related to those sales. Between 50% and 60% of our sales are made to distributors under terms allowing certain rights of return and price protection for our products held in the distributors’ inventories. Therefore, we defer recognition of revenue and the proportionate cost of revenues derived from sales to distributors until the distributors sell our products to their customers. We evaluate the amounts to defer based on the level of actual distributors’ inventory on hand as well as inventory that is in transit. The gross profit that we defer as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

We have a wafer supply and technology license agreement with an unaffiliated wafer foundry. The wafer supply agreement, which expires in June 2005, is renewable. In connection with the technology license agreement, we are entitled to receive a royalty on the foundry’s sales of its own products that incorporate our technology. We recognize this revenue upon receipt of payment from the foundry.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended March 31,
	2003	2002
Net revenues:
Product sales	98.8%	98.8%
License fees and royalties	1.2	1.2

Total net revenues	100.0	100.0
Cost of revenues	48.2	56.5

Gross profit	51.8	43.5

Operating expenses:
Research and development	14.0	15.2
Sales and marketing	13.9	14.4
General and administrative	5.6	6.0

Total operating expenses	33.5	35.6

Income from operations	18.3	7.9
Other income, net	0.9	1.7

Income before provision for income taxes	19.2	9.6
Provision for income taxes	5.8	2.9

Net income	13.4%	6.7%

Comparison of the Three Months Ended March 31, 2003 and 2002

Net revenues.    Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the three months ended March 31, 2003 were $29.1 million compared to $23.7 million for the three months ended March 31, 2002, an increase of $5.4 million, or 22.9%.

Net revenues from product sales represented $28.7 million and $23.4 million in the first quarter of 2003 and 2002, respectively. The increase in net revenues from product sales for the three months ended March 31, 2003 was driven primarily by increased sales of our products in the communications and industrial end markets. Sales increases were primarily from cell phone chargers in the communications market and a variety of applications in the industrial market including uninterruptible power supplies, utility meters, motor and industrial controls. We expect our full year revenue mix for 2003, as a percentage of net revenues in the end markets which we serve, to be approximately 41% in the communications category, 26% in the consumer category, 20% in the computer category, 6% in the industrial electronics category and 7% in the other category. This compares to approximately 43% in the communications category, 23% in the consumer market category, 21% in the computer category, 6% in the industrial electronics category and 7% in the other category for the full year of 2002. We also expect the revenue mix of our product families for the full year of 2003 to be approximately 24% for TOPSwitch and TOPSwitch II, 22% for TOPSwitch FX and GX, 51% for TinySwitch and TinySwitch II, and 3% for our newest products LinkSwitch and DPA-Switch. This compares to approximately 33% for TOPSwitch and TOPSwitch II, 22% for TOPSwitch FX and GX, 44% for TinySwitch and TinySwitch II, and 1% for other products for the full year of 2002.

International sales were $27.5 million in the first quarter of 2003 compared to $23.0 million for the same period in 2002, an increase of $4.5 million, or 19.5%, which represented 94.4% of net revenues compared to 97.1% in the comparable period of 2002. The increase in our international sales for the three months ended March 31, 2003 was driven primarily by increased sales of our products in the communications and industrial end markets. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 81.6% and 80.2% of our product sales for the three months ended March 31, 2003 and 2002, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Direct sales for the first quarter of 2003 were split 59.4% to distributors and 40.6% to original equipment manufacturers, or OEMs, and power supply merchants, compared to 54.5% to distributors and 45.5% to OEMs and power supply merchants for the same quarter in 2002. For the three months ended March 31, 2003, sales to one customer accounted for 30.0% of net revenues, compared to 20.1% of net revenues for the three months ended March 31, 2002. A second customer accounted for 12.9% of net revenues for the three months ended March 31, 2003, compared to 16.7% for the three months ended March 31, 2002. Both of these customers are distributors. A third customer, who is an OEM, accounted for 13.7% of net revenues for the three months ended March 31, 2002 and accounted for less than 10% for the three months ended March 31, 2003. There were no other customers accounting for sales of more than 10% during the periods reported.

Cost of revenues; Gross profit.    Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from Matsushita Electric Industrial Co, Ltd. (“Matsushita”), and with OKI Electric Industry (“OKI”), the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the first quarter of 2003 was $15.1 million, or 51.8% of net revenues, compared to $10.3 million, or 43.5% of net revenues for the same period in 2002. The increase in gross profit percentage for the three months ended March 31, 2003 was due primarily to manufacturing cost improvements made in 2002, which reduced the cost of the inventory that was sold during the quarter ended March 31, 2003. We expect our gross profit percentage to be in a range of 48% to 50% during 2003, but if pricing pressures from our customers increase during the year as a result of a continued economic slowdown or for other reasons, our gross profit could be lower.

Research and development expenses.    Research and development expenses consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the first quarter of 2003 were $4.1 million compared to $3.6 million for the same period in 2002, which represented 14.0% and 15.2% of our net revenues in each period, respectively. The increase in research and development costs was due primarily to increases in personnel costs associated with the hiring of additional employees over the same period in 2002. We expect research and development expenses to continue to increase in absolute dollars but depending on our ability to sell our products in the current economic environment, the expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales offices and support offices. Sales and marketing expenses for the first quarter of 2003 were $4.0 million compared to $3.4 million for the same period in 2002, which represented 13.9% and 14.4% of our net revenues in each period, respectively. The increase in sales and marketing expenses was due primarily to increased personnel costs consisting of commissions, salaries and other related personnel costs. Included in the above marketing expenses are costs associated with applications engineering, which represented $1.0 million and $900,000 for the three months ended March 31, 2003 and 2002, respectively. We include applications engineering costs as part of sales and marketing expenses due to the fact that our products are generally incorporated into a customer’s power supply at the design stage. Our sales and marketing efforts are focused on facilitating the customer’s use of our products in the design of new power supplies for specific applications. An important competitive factor in determining whether a customer decides to use our products in its designs is our commitment to provide comprehensive application design support. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our sales and marketing presence worldwide.

General and administrative expenses.    General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees, auditing and tax services. For the quarters ended March 31, 2003 and 2002, general and administrative expenses were $1.6 million and $1.4 million, respectively, which represented 5.6% and 6.0% of our net revenues, respectively. The increase in spending for the comparable three-month periods was attributable primarily to increases in professional and legal expenses. Included in legal expenses are outside costs related to patents, which have been expensed as incurred, and we plan to continue with this policy in the future. We expect general and administrative expenses to increase in absolute dollars but depending on the sales levels we are able to achieve given current economic conditions, they may fluctuate as a percentage of our net revenues.

Other income, net.    Other income, net, for the first quarter of 2003 decreased $136,000 compared to the same period in 2002. The decrease for the three-month period ended March 31, 2003 was due primarily to lower interest rates on our cash equivalents and short-term investments in 2003 compared to 2002.

Provision for income taxes.    Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $1.7 million for the first quarter of 2003 compared to $700,000 for the same period in 2002. Our estimated effective tax rate used for both 2003 and 2002 was 30%. The difference between the statutory rate of 35% and our effective tax rate of 30% for the periods presented is due primarily to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

Liquidity and Capital Resources

As of March 31, 2003, we had approximately $113.1 million in cash, cash equivalents and short-term investments, an increase of approximately $3.7 million from December 31, 2002. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI, prior to the shipment of wafers by those foundries to us. As of March 31, 2003, there were outstanding letters of credit totaling approximately $4.7 million. The balance of this credit line was unused and available as of March 31, 2003. The line of credit agreement, which expires on July 1, 2004, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of March 31, 2003, we were in compliance with these financial covenants. We have previously financed a significant portion of our machinery and equipment through capital equipment leases. As of March 31, 2003, we owed approximately $215,000 on our various capital equipment leases. There was no additional equipment financing during the three months ended March 31, 2003.

As of March 31, 2003, we had working capital, defined as current assets less current liabilities, of approximately $129.8 million, an increase of approximately $9.5 million from December 31, 2002. Our operating activities generated cash of $1.1 million and $6.3 million in the three months ended March 31, 2003 and 2002, respectively. Cash generated in the first three months of 2003 was principally the result of net income in the amount of $3.9 million, depreciation and amortization and the tax benefit associated with employee stock plans, partially offset by increases in inventory and accounts receivable. Cash generated in the first three months of 2002 was principally the result of net income in the amount of $1.6 million, depreciation and amortization, a decrease in inventory and an increase in accrued liabilities, partially offset by an increase in accounts receivable and a decrease in accounts payable.

Our investing activities were net proceeds of $6.8 million in the three months ended March 31, 2003 from maturities of short-term investments, and net purchases of short-term investments of $4.0 million in the three months ended March 31, 2002. Purchases of property and equipment were $1.4 million and $500,000 in the three months ended March 31, 2003 and 2002, respectively.

Our financing activities were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $4.0 million and $1.5 million in the three months ended March 31, 2003 and 2002, respectively, offset by payments for capitalized lease obligations of $60,000 and $160,000 in the three months ended March 31, 2003 and 2002, respectively.

In April 2003, we entered into a contract, with typical real estate contingencies, to purchase our current San Jose facilities for approximately $30 million. We expect the purchase to close by the end of the third quarter of 2003, and anticipate that the purchase price will be funded from cash and working capital.

During the first three months of 2003, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during 2003, as a result of decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in the quarter ended March 31, 2003, the adoption of SFAS No. 148 did not have a material impact on our financial position and results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. We have reviewed the provisions of the Interpretation and have determined that we have no variable interest entities, consequently there was no impact on our financial statements.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. We do not expect the adoption of EITF Issue 00-21 to have a material impact on our consolidated financial statements.

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

Our international sales activities account for a substantial portion of our net revenues and subject us to substantial risks.    Sales to customers outside of the United States account for a large portion of our net revenues, including approximately 94% and 97% of our net revenues in the three months ended March 31, 2003 and 2002, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business will suffer.    We have supply arrangements for the production of wafers with Matsushita, which expires in June 2005, and with OKI, which expires in April 2008. Although certain aspects of our relationships with Matsushita and OKI are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure you that we will continue to work successfully with Matsushita or OKI in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that either of them will not seek an early termination of its wafer supply agreement with us. Any serious disruption in the supply of wafers from either OKI or Matsushita would harm our business. We estimate that it would take 9 to 12 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

The recent outbreak of Severe Acute Respiratory Syndrome (SARS) may adversely impact the operations of our major suppliers and our global operations.    In 2003, there has been an outbreak of Severe Acute Respiratory Syndrome (SARS). At the time of this 10-Q filing, the outbreak has been largely concentrated in Asia, although cases have been confirmed in, among other locations, the United States and Canada. SARS could have an adverse impact on our major suppliers, which are located in Asia, resulting in a serious disruption in the supply of wafers and subsequent harm to our business. We estimate that it would take 9 to 12 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs. SARs could also have an impact on the end market demand for consumer products that incorporate our chips. If the number of cases continues to rise or spread to other locations, our global sales and operations could be harmed.

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

In addition, our board of directors has adopted a Preferred Stock Purchase Rights Plan intended to guard against hostile takeover tactics. The existence of this plan could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2002 Annual Report on Form 10-K.

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

The table below presents carrying value and related weighted average interest rates for our investment portfolio at March 31, 2003. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

	Carrying Value	Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Taxable securities	$50,659	1.60%
Tax exempt securities	1,150	1.47%

Total	51,809	1.54%

Investment Securities Classified as Short-term Investments:
U.S. corporate securities	3,411	1.92%
U.S. government securities	21,667	2.03%

Total	25,078	1.98%

Total investment securities	$76,887	1.76%

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

ITEM 4.    CONTROLS AND PROCEDURES.

a)    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

b)    There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits.

Exhibit Number	Description

10.30	1998 Nonstatutory Stock Option Plan

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

b.    Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: May 12, 2003	By:	/s/ JOHN M. COBB
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

Dated: May 12, 2003	By:	/s/ BALU BALAKRISHNAN
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

Dated: May 12, 2003	By:	/s/ JOHN M. COBB
John M. Cobb Chief Financial Officer