Form 10-Q
period 2003-06-30
POWER INTEGRATIONS INC
filed 2003-08-07
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, $.001 par value	29,587,246 shares

POWER INTEGRATIONS, INC.

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart and P I Expert are trademarks of Power Integrations, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,979	$77,524
Short-term investments	20,902	31,876
Accounts receivable	11,126	8,522
Inventories	19,984	15,028
Deferred tax assets	6,064	6,064
Prepaid expenses and other current assets	1,871	1,672

Total current assets	155,926	140,686

PROPERTY AND EQUIPMENT, net	22,698	21,008

	$178,624	$161,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capitalized lease obligations	$154	$233
Accounts payable	5,849	7,727
Accrued payroll and related expenses	3,833	4,389
Taxes payable	4,267	4,412
Other accrued liabilities	1,156	816
Deferred income on sales to distributors	3,238	2,718

Total current liabilities	18,497	20,295

LONG TERM LIABILITIES:
Capitalized lease obligations, net of current portion	—	41
Deferred rent	759	725

Total long term liabilities	759	766

STOCKHOLDERS’ EQUITY:
Common stock	29	28
Additional paid-in capital	100,144	89,473
Cumulative translation adjustment	(117)	(117)
Retained earnings	59,312	51,249

Total stockholders’ equity	159,368	140,633

	$178,624	$161,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
NET REVENUES:
Product sales	$29,377	$26,861	$58,106	$50,251
License fees and royalties	423	287	784	567

Total net revenues	29,800	27,148	58,890	50,818
COST OF REVENUES	14,670	15,758	28,686	29,126

GROSS PROFIT	15,130	11,390	30,204	21,692

OPERATING EXPENSES:
Research and development	4,181	3,648	8,265	7,255
Sales and marketing	3,919	3,645	7,965	7,047
General and administrative	1,804	1,548	3,431	2,981

Total operating expenses	9,904	8,841	19,661	17,283

INCOME FROM OPERATIONS	5,226	2,549	10,543	4,409
OTHER INCOME, net	387	493	656	898

INCOME BEFORE PROVISION FOR INCOME TAXES	5,613	3,042	11,199	5,307
PROVISION FOR INCOME TAXES	1,460	913	3,136	1,592

NET INCOME	$4,153	$2,129	$8,063	$3,715

EARNINGS PER SHARE:
Basic	$0.14	$0.08	$0.28	$0.13

Diluted	$0.13	$0.07	$0.26	$0.12

SHARES USED IN PER SHARE CALCULATION:
Basic	29,173	28,317	28,999	28,222

Diluted	31,126	29,873	30,793	29,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,063	$3,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,414	3,344
Deferred rent	34	154
Provision for accounts receivable and other allowances	350	141
Tax benefit associated with employee stock plans and stock compensation to non-employees	2,678	1,377
Change in operating assets and liabilities:
Accounts receivable	(2,954)	(3,327)
Inventories	(4,956)	9,621
Prepaid expenses and other current assets	(199)	299
Accounts payable	(1,878)	(365)
Taxes payable and accrued liabilities	(361)	1,927
Deferred income on sales to distributors	520	414

Net cash provided by operating activities	4,711	17,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,104)	(815)
Purchases of short-term investments	(6,210)	(25,575)
Proceeds from maturities of short-term investments	17,184	4,659

Net cash provided by (used in) investing activities	5,870	(21,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	7,994	3,312
Proceeds from stockholder note repayment	—	38
Principal payments under capitalized lease obligations	(120)	(322)

Net cash provided by financing activities	7,874	3,028

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,455	(1,403)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,524	62,141

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,979	$60,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5	$16

Cash paid for (refund of) income taxes, net	$413	$(1,203)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Power Integrations, Inc. (the “Company”), a Delaware corporation, and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

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

Cash and Cash Equivalents and Short-Term Investments

The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of June 30, 2003, the Company’s short-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by the distributors. As a result of the Company’s distributor agreements, the Company defers the recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The Company evaluates the amounts to defer based on the level of actual distributors’ inventory on hand as well as inventory that is in transit to the distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

The Company has a wafer supply and technology license agreement with an unaffiliated wafer foundry. The wafer supply agreement, which expires in June 2005, is renewable. In connection with the technology license agreement, the Company is entitled to receive a royalty on the foundry’s sales of its own products that incorporate the Company’s technology. The Company recognizes royalty revenue upon receipt of payment from the foundry.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expense related to employee ownership programs through stock options

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” APB No. 25 provides that expense relative to the Company’s employee ownership programs through stock options is measured based on the intrinsic value of stock options granted on the date of the grant and the Company recognizes expense in its statement of income using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. Had expense related to employee ownership programs through the Company’s stock option plans been determined under a fair value method consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” and related interpretations the Company’s net income would have been reduced to the following pro forma amounts (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$4,153	$2,129	$8,063	$3,715

Add: Stock-based non-employee stock ownership expense included in reported net income, net of related tax	31	40	56	87

Deduct: Total stock-based employee stock ownership expense determined under fair-value-based method for all awards, net of tax	(4,500)	(4,047)	(8,746)	(7,410)

Pro forma net loss	$(316)	$(1,878)	$(627)	$(3,608)

Basic earnings per share:
As reported	$0.14	$0.08	$0.28	$0.13

Pro forma	($0.01)	$(0.07)	$(0.02)	$(0.13)

Diluted earnings per share:
As reported	$0.13	$0.07	$0.26	$0.12

Pro forma	($0.01)	$(0.06)	$(0.02)	$(0.12)

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rates	2.63%	4.41%	2.78%	4.31%
Expected volatility rates	94%	97%	94%	97%
Expected dividend yield	—	—	—	—
Expected life of stock options (years)	4.0	4.3	4.0	4.3
Weighted-average grant date fair value of options granted	17.99	15.74	14.32	12.03

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for sales returns, ship and debit, doubtful accounts receivables and inventories. These estimates are based on historical facts and various other assumptions that the Company believes to be reasonable at the time the estimates are made.

Comprehensive Income

Comprehensive income for the Company consists of net income, plus the effect of foreign currency translation adjustments, which was not material for the six months ended June 30, 2003 and 2002. Accordingly, comprehensive income closely approximates actual net income.

Segment Reporting

The Company is organized and operates as one business segment—the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC to DC and DC to DC power conversion markets.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“the Interpretation”), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. The Company has reviewed the provisions of the Interpretation and has determined that the Company has no variable interest entities, consequently there was no impact on the Company’s consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Since the Company does not use derivative instruments or engage in hedging activities, it does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$720	$1,489
Work-in-process	12,389	6,756
Finished goods	6,875	6,783

	$19,984	$15,028

4.	SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s end user base is highly concentrated and a relatively small number of OEMs, power supply merchants and distributors accounted for a significant portion of the Company’s net revenues. Ten customers accounted for approximately 77.1% and 82.5% of total net revenues for the three months ended June 30, 2003 and 2002, respectively, and approximately 77.7% and 81.5% of total net revenues for the six months ended June 30, 2003 and 2002.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2003	2002	2003	2002
A	23.8%	23.7%	26.9%	22.0%
B	22.6%	13.9%	17.8%	15.2%
C	*	14.4%	*	14.0%

*	less than 10%

Customers A and B are distributors of the Company’s products and customer C is an OEM.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term, low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of June 30, 2003 and December 31, 2002, approximately 75% and 76% of accounts receivable, respectively, were concentrated with ten customers.

The following customers accounted for more than 10% of accounts receivable:

Customer	June 30, 2003	December 31, 2002
A	31.6%	25.2%
B	18.4%	19.1%

Customers A and B are distributors of the Company’s products.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Taiwan	28.9%	25.9%	24.8%	27.9%
Hong Kong/China	26.4%	27.9%	29.9%	25.2%
Korea	18.8%	26.1%	20.6%	24.8%
Western Europe (excluding Germany)	7.0%	7.0%	7.0%	7.9%
Germany	4.5%	5.2%	5.1%	6.3%
Singapore	2.6%	0.7%	2.1%	0.8%
Japan	2.2%	0.9%	1.8%	1.3%
Other	2.7%	2.3%	2.3%	2.1%

Total foreign	93.1%	96.0%	93.6%	96.3%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 99.4% and 99.2% of net revenues from product sales for the three months ended June 30, 2003 and 2002, respectively, and 99.5 % and 99.0% of net revenues from product sales for the six months ended June 30, 2003 and 2002, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX and TOPSwitch GX. TinySwitch products include TinySwitch and TinySwitch II.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	EARNINGS PER SHARE:

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average shares of outstanding common stock during the period, increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock consist of dilutive shares issuable upon the exercise of outstanding common stock options and shares issuable under the employee stock purchase plan using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic earnings per share:
Net income	$4,153	$2,129	$8,063	$3,715

Weighted average common shares	29,173	28,317	28,999	28,222

Basic earnings per share	$0.14	$0.08	$0.28	$0.13

Diluted earnings per share:
Net income	$4,153	$2,129	$8,063	$3,715

Weighted average common shares	29,173	28,317	28,999	28,222
Effect of dilutive securities:
Common stock options	1,865	1,548	1,745	1,390
Employee stock purchase plan	22	8	18	7

Diluted weighted average common shares	31,126	29,873	30,793	29,619

Diluted earnings per share	$0.13	$0.07	$0.26	$0.12

Options to purchase 436,992 and 867,186 shares of common stock that were outstanding at June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the options’ exercise price was greater than the average market price of the Company’s common stock during those periods, and therefore, their effect would have been antidilutive.

6.	PROVISION FOR INCOME TAXES:

Income tax expense for the six-month periods ended June 30, 2003 and 2002 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate used for the six-month periods ended June 30, 2003 and 2002 is primarily due to the beneficial impact of international sales subject to lower tax rates, research and development credits and Federal tax-exempt investments. The Company adjusted its effective tax rate from 30% to 28% for the six months ended June 30, 2003 to reflect the expected tax rate for 2003. The tax provision for the three and six month periods presented for 2002 were calculated using an effective tax rate of 30%.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for ship and debit, doubtful accounts receivables and inventories. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

A brief description of these policies is set forth below.

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Revenues from product sales to OEMs and merchant power supply manufacturers are recognized upon shipment. At that time, we provide for estimated sales returns and other allowances related to those sales. Between 50% and 65% of our sales are made to distributors under terms allowing certain rights of return and price protection for our products held in the distributors’ inventories. Therefore, we defer the recognition of revenue and the proportionate cost of revenues derived from sales to distributors until the distributors sell our products to their customers. We evaluate the amounts to defer based on the level of actual distributors’ inventory on hand as well as inventory that is in transit to the distributors. The gross profit that we defer as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

We have a wafer supply and technology license agreement with an unaffiliated wafer foundry. The wafer supply agreement, which expires in June 2005, is renewable. In connection with the technology license agreement, we are entitled to receive a royalty on the foundry’s sales of its own products that incorporate our technology. We recognize royalty revenue upon receipt of payment from the foundry.

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

Estimating ship and debit reserve

A large portion of our sales is made to distributors. Under certain circumstances, some of those sales are subject to credits that distributors claim on certain transactions and as protection against subsequent price declines on products they hold. The credits are referred to as “ship and debits.” The credits are available to the distributors after they have sold our products through to their end customer. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the reserve and when we evaluate the adequacy of the reserve each quarter, we analyze historical ship and debit payments and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended June 30,		Percentage of Total Net Revenues for Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues:
Product sales.	98.6%	98.9%	98.7%	98.9%
License fees and royalties	1.4	1.1	1.3	1.1

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues	49.2	58.0	48.7	57.3

Gross profit.	50.8	42.0	51.3	42.7

Operating expenses:
Research and development	14.0	13.5	14.0	14.3
Sales and marketing	13.2	13.4	13.6	13.9
General and administrative	6.1	5.7	5.8	5.8

Total operating expenses	33.3	32.6	33.4	34.0

Income from operations	17.5	9.4	17.9	8.7
Other income, net	1.3	1.8	1.1	1.7

Income before provision for income taxes	18.8	11.2	19.0	10.4

Provision for income taxes	4.9	3.4	5.3	3.1

Net income	13.9%	7.8%	13.7%	7.3%

Comparison of the Three Months and Six Months Ended June 30, 2003 and 2002

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the three months ended June 30, 2003 were $29.8 million compared to $27.1 million for the three months ended June 30, 2002, an increase of $2.7 million, or 9.8%. Net revenues for the six months ended June 30, 2003 were $58.9 million compared to $50.8 million for the comparable period of 2002, an increase of $8.1 million or 15.9%.

Net revenues from product sales represented $29.4 million and $26.9 million in the second quarter of 2003 and 2002, respectively. Net revenues from product sales represented $58.1 million and $50.3 million in the six months ended June 30, 2003 and 2002, respectively. The increase in net revenues from product sales for the three months and six months ended June 30, 2003 was driven primarily by increased sales of our products in the computer, consumer and industrial end markets. Sales increases were primarily from computer standby and LCD monitors in the computer market, set-top boxes, DVD players and home appliances in the consumer market and uninterruptible power supplies and motors in the industrial market. We expect our full year revenue mix for 2003, as a percentage of net revenues in the end markets which we serve, to be approximately 37% in the communications category, 27% in the consumer category, 23% in the computer category, 8% in the industrial electronics category and 5% in the other category. This compares to approximately 43% in the communications category, 23% in the consumer market category, 21% in the computer category, 6% in the industrial electronics category and 7% in the other category for the full year of 2002. We also expect the revenue mix of our product families for the full year of 2003 to be approximately 19% for TOPSwitch and TOPSwitch II, 28% for TOPSwitch FX and GX, 50% for TinySwitch and TinySwitch II, and 3% for our other products including our newest products LinkSwitch and DPA-Switch. This compares to approximately 33% for TOPSwitch and TOPSwitch II, 22% for TOPSwitch FX and GX, 44% for TinySwitch and TinySwitch II, and 1% for other products for the full year of 2002.

International sales were $27.7 million in the second quarter of 2003 compared to $26.1 million for the same period in 2002, an increase of $1.6 million, or 6.4%, which represented 93.1% of net revenues compared to 96.0% in the comparable period of 2002. International sales were $55.1 million for the six months ended June 30, 2003 compared to $48.9 million for the same period in 2002, an increase of $6.2 million, or 12.7%, which represented 93.6% of net revenues compared to 96.3% in the comparable period of 2002. The increase in our international sales for the three months and six months ended June 30, 2003 was driven primarily by increased sales of our products in the computer, consumer and industrial end markets. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 81.3% and 83.6% of our product sales for the three months ended June 30, 2003 and 2002, respectively, and 81.5% and 82.0% of our product sales for the six months ended June 30, 2003 and 2002, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Direct sales for the second quarter of 2003 were divided 63.2% to distributors and 36.8% to original equipment manufacturers, or OEMs, and power supply merchants, compared to 52.5% to distributors and 47.5% to OEMs and power supply merchants for the second quarter of 2002. For the six months ended June 30, 2003, direct sales were divided 61.3% to distributors and 38.7% to OEMs and power supply merchants, compared to 54.9% to distributors and 45.1% to OEMs and power supply merchants for the same period in 2002. For the three months ended June 30, 2003, sales to one customer accounted for 23.8% of net revenues, compared to 23.7% of net revenues for the three months ended June 30, 2002. A second customer accounted for 22.6% of net revenues for the three months ended June 30, 2003, compared to 13.9% for the three months ended June 30, 2002. Both of these customers are distributors. A third customer, who is an OEM, accounted for 14.4% of net revenues for the three months ended June 30, 2002 and accounted for less than 10% for the three months ended June 30, 2003. For the six months ended June 30, 2003, sales to the same two distributors accounted for 26.9% and 17.8% of net revenues, respectively, compared to 22.0% and 15.2% of net revenues, respectively, for the six months ended June 30, 2002. Sales to the same OEM, accounted for 14.0% of net revenues for the six months ended June 30, 2002 and accounted for less than 10% for the six months ended June 30, 2003. There were no other customers accounting for sales of more than 10% during the periods reported.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from Matsushita Electric Industrial Co, Ltd. (“Matsushita”), and with OKI Electric Industry (“OKI”), the assembly and packaging of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the second quarter of 2003 was $15.1 million, or 50.8% of net revenues, compared to $11.4 million, or 42.0% of net revenues for the same period in 2002. Gross profit for the six months ended June 30, 2003 was $30.2 million, or 51.3% of net revenues, compared to $21.7 million, or 42.7% of net revenues for the same period in 2002. The increase in gross profit percentage for the three months and six months ended June 30, 2003 was due primarily to improvements we made in our manufacturing costs which began in 2002 and have continued in 2003. We expect our gross profit percentage to be in a range of 49% to 50% for the full year of 2003; however, if pricing pressures from our customers increase during the year as a result of a continued economic slowdown or for other reasons, our gross profit could be lower.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the second quarter of 2003 were $4.2 million compared to $3.6 million for the same period in 2002, which represented 14.0% and 13.5% of our net revenues in each period, respectively. Research and development expenses for the six months ended June 30, 2003 were $8.3 million compared to $7.3 million for the same period in 2002, which represented 14.0% and 14.3% of our net revenues in each period, respectively. The increase in absolute dollars in research and development costs for the three months and six months ended June 30, 2003, was due primarily to increases in personnel costs associated with the hiring of additional employees over the same period in 2002. We expect research and development expenses to continue to increase in absolute dollars but depending on our ability to sell our products in the current economic environment, those expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales offices and support offices. Sales and marketing expenses for the second quarter of 2003 were $3.9 million compared to $3.6 million for the same period in 2002, which represented 13.2% and 13.4% of our net revenues in each period, respectively. Sales and marketing expenses for the six months ended June 30, 2003 were $8.0 million compared to $7.0 million for the same period in 2002, which represented 13.6% and 13.9% of our net revenues in each period, respectively. The increase in absolute dollars in sales and marketing expenses for the three months and six months ended June 30, 2003, was due primarily to increased personnel costs consisting of commissions, salaries and other related personnel costs. Included in the above marketing expenses are costs associated with applications engineering, which represented $900,000 in each of the three months ended June 30, 2003 and 2002, and $1.9 million and 1.8 million in the six months ended June 30, 2003 and 2002, respectively. We include applications engineering costs as part of sales and marketing expenses due to the fact that our products are generally incorporated into a customer’s power supply at the design stage. Our sales and marketing efforts are focused on facilitating the customer’s use of our products in the design of new power supplies for specific applications. An important competitive factor in determining whether a customer decides to use our products in its designs is our commitment to provide comprehensive application design support. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our sales and marketing presence worldwide, but may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees, auditing and tax services. For the quarters ended June 30, 2003 and 2002, general and administrative expenses were $1.8 million and $1.5 million, respectively, which represented 6.1% and 5.7% of our net revenues, respectively. For the six months ended June 30, 2003 and 2002, general and administrative expenses were $3.4 million and $3.0 million, respectively, which represented 5.8% of our net revenues in each period. The increase in spending for the comparable three and six-month periods was attributable primarily to increases in professional and legal expenses. Included in legal expenses are outside costs related to patents, which have been expensed as incurred, and we plan to continue with this policy in the future. We expect general and administrative expenses to increase in absolute dollars but depending on the sales levels we are able to achieve given current economic conditions, they may fluctuate as a percentage of our net revenues.

Other income, net. Other income, net, for the second quarter of 2003 decreased by $106, 000 compared to the same period in 2002. For the six months ended June 30, 2003, other income, net, decreased by $242,000 compared to the same period in 2002. The decrease for the three and six-month period ended June 30, 2003 was due primarily to lower interest rates on our cash equivalents and short-term investments in 2003 compared to 2002.

Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $1.5 million for the second quarter of 2003 compared to $900,000 for the same period in 2002. The provision for income taxes was $3.1 million for the six months ended June 30, 2003 compared to $1.6 million for the same period in 2002. We adjusted our effective tax rate from 30% to 28% for the six months ended June 30, 2003 to reflect the expected tax rate for 2003. Our estimated effective tax rate used for 2002 was 30%. The difference between the statutory rate of 35% and our effective tax rate of 28% and 30% for the periods presented is due primarily to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

Liquidity and Capital Resources

As of June 30, 2003, we had approximately $116.9 million in cash, cash equivalents and short-term investments, an increase of approximately $7.5 million from December 31, 2002. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI, prior to the shipment of wafers by those foundries to us. As of June 30, 2003, there were outstanding letters of credit totaling approximately $4.7 million. The balance of this credit line was unused and available as of June 30, 2003. The line of credit agreement, which expires on July 1, 2004, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of June 30, 2003, we were in compliance with these financial covenants. We have previously financed a significant portion of our machinery and equipment through capital equipment leases. As of June 30, 2003, we owed approximately $154,000 on our various capital equipment leases. There was no additional equipment financing during the six months ended June 30, 2003.

As of June 30, 2003, we had working capital, defined as current assets less current liabilities, of approximately $137.4 million, an increase of approximately $17.0 million from December 31, 2002. Our operating activities generated cash of $4.7 million and $17.3 million in the six months ended June 30, 2003 and 2002, respectively. Cash generated in the first six months of 2003 was principally the result of net income in the amount of $8.1 million, depreciation and amortization of $3.4 million and the tax benefit associated with employee stock plans of $2.7 million, partially offset by increases in inventory of $5.0 million and accounts receivable of $3.0 million and decrease in accounts payable of $1.9 million. Cash generated in the first six months of 2002 was principally the result of net income in the amount of $3.7 million, depreciation and amortization of $3.3 million, tax benefit associated with employee stock plans of $1.4 million, decrease in inventory of $9.6 million and an increase in accrued liabilities of $1.9 million, partially offset by an increase in accounts receivable of $3.3 million.

Our investing activities were net proceeds of $11.0 million in the six months ended June 30, 2003 from maturities of short-term investments, and net purchases of short-term investments of $20.9 million in the six months ended June 30, 2002. Purchases of property and equipment were $5.1 million and $815,000 in the six months ended June 30, 2003 and 2002, respectively. Our financing activities were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $8.0 million and $3.3 million in the six months ended June 30, 2003 and 2002, respectively, offset by payments for capitalized lease obligations of $120,000 and $322,000 in the six months ended June 30, 2003 and 2002, respectively.

In April 2003, we entered into a contract to purchase our current San Jose facilities for approximately $30.0 million. A $3.0 million deposit was made in April 2003. We expect the purchase to close by the end of the third quarter of 2003, and anticipate that we will fund the purchase price from cash and working capital.

During the first six months of 2003, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during the remainder of 2003, as a result of decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and in fiscal 2004 for all other variable interest entities. We have reviewed the provisions of the Interpretation and have determined that we have no variable interest entities, consequently there was no impact on our consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Since we do not use derivative instruments or engage in hedging activities, we do not expect the adoption of SFAS No. 149 to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our consolidated financial statements.

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

Our international sales activities account for a substantial portion of our net revenues and subject us to substantial risks. Sales to customers outside of the United States account for a large portion of our net revenues, including approximately 94% and 96% of our net revenues in the six months ended June 30, 2003 and 2002, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business will suffer. We have a supply arrangement for the production of wafers with Matsushita, which expires in June 2005, and with OKI, which expires in April 2008. Although certain aspects of our relationships with Matsushita and OKI are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure you that we will continue to work successfully with Matsushita or OKI in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that either of them will not seek an early termination of its wafer supply agreement with us. Any serious disruption in the supply of wafers from either OKI or Matsushita would harm our business. We estimate that it would take 9 to 12 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs. In May of 2003, we signed a wafer supply agreement with a third foundry, ZMD Analog Mixed Signal Services GmbH & CoKG (ZMD). ZMD is located in Germany and is expected to be able to produce wafers for us by the end of 2004. Our agreement with ZMD expires on December 31, 2009.

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

The table below presents carrying value and related weighted average interest rates for our investment portfolio at June 30, 2003. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

	Carrying Value	Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Taxable securities	$77,541	1.31%
Tax exempt securities	5,450	1.12%

Total	82,991	1.22%

Investment Securities Classified as Short-term Investments:
U.S. corporate securities	1,031	2.00%
U.S. government securities	15,782	1.82%
Tax exempt securities	4,089	1.44%

Total	20,902	1.75%

Total investment securities	$103,893	1.49%

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

At the Annual Meeting of Stockholders of Power Integrations, Inc. held on June 6, 2003, the following proposals were adopted by the margins indicated.

Proposal I - To elect the following persons as Class III directors to hold office for a three-year term and until their successors are elected and qualified:

	Voted For	Withheld
Howard F. Earhart	16,897,214	9,032,910
Alan D. Bickell	24,687,113	1,243,011

The remaining directors are R. Scott Brown and Steven J. Sharp (terms expiring in 2004) and Balu Balakrishnan, Nicholas E. Brathwaite and E. Floyd Kvamme (terms expiring in 2005).

Proposal II - To approve an amendment to our 1997 Stock Option Plan, which provides that effective January 1, 2004, 725,000 shares, which would otherwise only be available for grant under such plan pursuant to non-statutory stock options, may instead be granted pursuant to incentive stock options:

Voted For	Voted Against	Abstain
20,104,307	5,799,503	26,314

Proposal III - To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003:

Voted For	Voted Against	Abstain
25,756,481	156,668	16,975

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

Exhibit Number		Description

10.31	*	Amended and Restated Wafer Supply Agreement, dated as of April 1, 2003, between Power Integrations, Inc, and OKI Electric Industry Co., Ltd.

10.32	*	Wafer Supply Agreement, dated as of May 23, 2003, between Power Integrations, Inc, and ZMD Analog Mixed Signal Services GmbH & CoKG

10.33		Purchase Agreement, dated as of April 1, 2003, between Power Integrations, Inc, and SPI HO II Associates, L.P., SPI/TSA Arrowhead, LLC. SPI/TSA, Chula Vista L.P. and SPI/Braintree Unit 5 Limited Partnership

31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

b.	Reports on Form 8-K.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 23, 2003, pursuant to Item 9 (“Regulation FD Disclosure”) and Item 12 (“Results of Operations and Financial Condition”). The Form 8-K included a press release announcing the Company’s financial results for the quarter ended March 31, 2003 and forward-looking statements relating to fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	August 7, 2003	By:	/s/ JOHN M. COBB
John M. Cobb
Chief Financial Officer