Form 10-Q
period 2003-09-30
POWER INTEGRATIONS INC
filed 2003-11-10
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common Stock, $.001 par value	30,139,027 shares

POWER INTEGRATIONS, INC.

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart and P I Expert are trademarks of Power Integrations, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,942	$77,524
Short-term investments	12,172	31,876
Accounts receivable	11,944	8,522
Inventories	19,831	15,028
Deferred tax assets	6,064	6,064
Prepaid expenses and other current assets	4,440	1,672

Total current assets	172,393	140,686
PROPERTY AND EQUIPMENT, net	24,436	21,008

	$196,829	$161,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,865	$7,727
Accrued payroll and related expenses	4,530	4,389
Taxes payable	4,246	4,412
Deferred income on sales to distributors	2,789	2,718
Other accrued liabilities	652	816
Current portion of capitalized lease obligations	93	233

Total current liabilities	20,175	20,295

LONG TERM LIABILITIES:
Capitalized lease obligations, net of current portion	—	41
Deferred rent	813	725

Total long term liabilities	813	766

STOCKHOLDERS’ EQUITY:
Common stock	30	28
Additional paid-in capital	111,866	89,473
Cumulative translation adjustment	(118)	(117)
Retained earnings	64,063	51,249

Total stockholders’ equity	175,841	140,633

	$196,829	$161,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
NET REVENUES:
Product sales	$33,986	$27,712	$92,092	$77,963
License fees and royalties	539	456	1,323	1,023

Total net revenues	34,525	28,168	93,415	78,986
COST OF REVENUES	18,222	16,328	46,908	45,454

GROSS PROFIT	16,303	11,840	46,507	33,532

OPERATING EXPENSES:
Research and development	4,287	3,561	12,552	10,817
Sales and marketing	3,846	3,756	11,811	10,803
General and administrative	1,701	1,600	5,132	4,581

Total operating expenses	9,834	8,917	29,495	26,201

INCOME FROM OPERATIONS	6,469	2,923	17,012	7,331
OTHER INCOME, net	129	365	785	1,265

INCOME BEFORE PROVISION FOR INCOME TAXES	6,598	3,288	17,797	8,596
PROVISION FOR INCOME TAXES	1,847	986	4,983	2,579

NET INCOME	$4,751	$2,302	$12,814	$6,017

EARNINGS PER SHARE:
Basic	$0.16	$0.08	$0.44	$0.21

Diluted	$0.15	$0.08	$0.41	$0.20

SHARES USED IN PER SHARE CALCULATION:
Basic	29,670	28,451	29,225	28,298

Diluted	32,153	29,074	31,350	29,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,814	$6,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,154	5,013
Deferred rent	88	231
Provision for accounts receivable and other allowances	539	—
Tax benefit associated with employee stock plans and stock compensation to non-employees	6,004	1,143
Stock-based non-employee stock ownership expense	95	343
Change in operating assets and liabilities:
Accounts receivable	(3,961)	(3,676)
Inventories	(4,805)	10,426
Prepaid expenses and other current assets	(2,766)	(728)
Accounts payable	139	1,834
Taxes payable and accrued liabilities	(191)	3,977
Deferred income on sales to distributors	72	335

Net cash provided by operating activities	13,182	24,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,581)	(2,150)
Purchases of short-term investments	(6,210)	(36,575)
Proceeds from maturities of short-term investments	25,913	22,433

Net cash provided by (used in) investing activities	11,122	(16,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	16,295	4,335
Proceeds from stockholder note repayment	—	38
Principal payments under capitalized lease obligations	(181)	(381)

Net cash provided by financing activities	16,114	3,992

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,418	12,615
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,524	62,141

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$117,942	$74,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7	$16

Cash paid for (refund of) income taxes, net	$414	$(775)

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

Cash and Cash Equivalents and Short-Term Investments

The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Investments in highly liquid financial instruments with original maturities greater than three months but not longer than fifteen months are classified as short-term investments. As of September 30, 2003, the Company’s short-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income as reported	$4,751	$2,302	$12,814	$6,017
Add: Stock-based non-employee stock ownership expense included in reported net income, net of related tax	40	24	96	111
Deduct: Total stock-based employee stock ownership expense determined under fair-value-based method for all awards, net of tax	(3,657)	(3,837)	(12,457)	(11,246)

Pro forma net income (loss)	$1,134	$(1,511)	$453	$(5,118)

Basic earnings (loss) per share:
As reported	$0.16	$0.08	$0.44	$0.21

Pro forma	$0.04	$(0.05)	$0.02	$(0.18)

Diluted earnings (loss) per share:
As reported	$0.15	$0.08	$0.41	$0.20

Pro forma	$0.04	$(0.05)	$0.01	$(0.17)

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rates	2.98%	3.51%	2.85%	4.04%
Expected volatility rates	92.00%	97.00%	92.00%	97.00%
Expected dividend yield	—	—	—	—
Expected life of stock options (years)	4.5	5.0	4.5	5.0
Weighted-average grant date fair value of options granted	25.46	9.76	15.02	11.72

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

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

On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for sales returns, distributor price protection allowances (ship and debit reserve), doubtful accounts receivables and inventories. These estimates are based on historical facts and various other assumptions that the Company believes to be reasonable at the time the estimates are made.

Comprehensive Income

Comprehensive income for the Company consists of net income, plus the effect of foreign currency translation adjustments, which was not material for the nine months ended September 30, 2003 and 2002. Accordingly, comprehensive income closely approximates actual net income.

Segment Reporting

The Company is organized and operates as one business segment—the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC to DC and DC to DC power conversion markets.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a standard distributor sales arrangement. It also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in the Company’s standard distributor sales arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective as of December 31, 2002. The adoption of Interpretation 45 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created before February 1, 2003 in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company does not expect the adoption of EITF Issue 00-21 to have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Since the Company does not use derivative instruments or engage in hedging activities, the adoption of SFAS No. 149 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

3.	INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$1,097	$1,489
Work-in-process	11,100	6,756
Finished goods	7,634	6,783

	$19,831	$15,028

4.	SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s end user base is highly concentrated and a relatively small number of OEMs, power supply merchants and distributors accounted for a significant portion of the Company’s net revenues. Ten customers accounted for approximately 77.0% and 82.4% of total net revenues for the three months ended September 30, 2003 and 2002, respectively, and approximately 77.0% and 81.5% of total net revenues for the nine months ended September 30, 2003 and 2002.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2003	2002	2003	2002
A	22.1%	10.3%	19.4%	13.4%
B	21.8%	24.0%	25.0%	22.7%
C	11.1%	16.3%	*	14.8%

*	less than 10%

Customers A and B are distributors of the Company’s products and customer C is an OEM.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term, low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of September 30, 2003 and December 31, 2002, approximately 78% and 76% of accounts receivable, respectively, were concentrated with ten customers.

The following customers accounted for more than 10% of accounts receivable:

Customer	September 30, 2003	December 31, 2002
A	29.2%	25.2%
B	20.0%	19.1%

Customers A and B are distributors of the Company’s products.

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Taiwan	28.9%	20.2%	25.6%	25.2%
Hong Kong/China	26.9%	33.0%	29.5%	28.0%
Korea	19.2%	23.8%	20.1%	24.4%
Western Europe (excluding Germany)	7.7%	5.9%	7.2%	7.1%
Germany	4.8%	6.0%	5.0%	6.2%
Singapore	1.3%	2.0%	1.8%	1.2%
Japan	1.8%	2.5%	1.8%	1.7%
Other	2.5%	2.6%	2.4%	2.4%

Total foreign	93.1%	96.0%	93.4%	96.2%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 97.9% and 98.8% of net revenues from product sales for the three months ended September 30, 2003 and 2002, respectively, and 98.9 % and 99.0% of net revenues from product sales for the nine months ended September 30, 2003 and 2002, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX and TOPSwitch GX. TinySwitch products include TinySwitch and TinySwitch II.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic earnings per share:
Net income	$4,751	$2,302	$12,814	$6,017

Weighted average common shares	29,670	28,451	29,225	28,298

Basic earnings per share	$0.16	$0.08	$0.44	$0.21

Diluted earnings per share:
Net income	$4,751	$2,302	$12,814	$6,017

Weighted average common shares	29,670	28,451	29,225	28,298
Effect of dilutive securities:
Common stock options	2,462	618	2,082	1,187
Employee stock purchase plan	21	5	42	9

Diluted weighted average common shares	32,153	29,074	31,350	29,494

Diluted earnings per share	$0.15	$0.08	$0.41	$0.20

Options to purchase 392,919 and 933,739 shares of common stock that were outstanding at September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the options’ exercise price was greater than the average market price of the Company’s common stock during those periods, and therefore, their effect would have been antidilutive.

6.	PROVISION FOR INCOME TAXES:

Income tax expense for the nine-month periods ended September 30, 2003 and 2002 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries for the year. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate used for the nine-month periods ended September 30, 2003 and 2002 is primarily due to the beneficial impact of international sales subject to lower tax rates, research and development credits and Federal tax-exempt investments. The Company’s estimated effective tax rate for the three and nine months ended September 30, 2003 is 28%. The tax provision for the three and nine month periods presented for 2002 were calculated using an effective tax rate of 30%.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INDEMNIFICATIONS:

The Company sells products to its distributors under contracts which the Company refers to as Standard Distributor Sales Agreements (each an “SDSA”). Each SDSA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s hardware is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The SDSA generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and geography based scope limitations and a right to replace an infringing product.

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SDSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims are outstanding as of September 30, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SDSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended September 30,		Percentage of Total Net Revenues for Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues:
Product sales	98.4%	98.4%	98.6%	98.7%
License fees and royalties	1.6	1.6	1.4	1.3

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues	52.8	58.0	50.2	57.5

Gross profit	47.2	42.0	49.8	42.5

Operating expenses:
Research and development	12.5	12.6	13.5	13.7
Sales and marketing	11.1	13.3	12.6	13.7
General and administrative	4.9	5.7	5.5	5.8

Total operating expenses	28.5	31.6	31.6	33.2

Income from operations	18.7	10.4	18.2	9.3
Other income, net	0.4	1.3	0.8	1.6

Income before provision for income taxes	19.1	11.7	19.0	10.9

Provision for income taxes	5.3	3.5	5.3	3.3

Net income	13.8%	8.2%	13.7%	7.6%

Comparison of the Three Months and Nine Months Ended September 30, 2003 and 2002

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the three months ended September 30, 2003 were $34.5 million compared to $28.2 million for the three months ended September 30, 2002, an increase of $6.4 million, or 22.6%. Net revenues for the nine months ended September 30, 2003 were $93.4 million compared to $79.0 million for the comparable period of 2002, an increase of $14.4 million or 18.3%.

Net revenues from product sales represented $34.0 million and $27.7 million in the third quarter of 2003 and 2002, respectively. Net revenues from product sales represented $92.1 million and $78.0 million in the nine months ended September 30, 2003 and 2002, respectively. The increase in net revenues from product sales for the three months ended September 30, 2003 was driven primarily by increased sales of our products in the computer, consumer and industrial end markets. , The increase in net revenues from product sales for the nine months ended September 30, 2003 was driven primarily by increased sales of our products in the communications, computer, consumer and industrial end markets. Sales increases were primarily from computer standby and LCD monitors in the computer market, set-top boxes, DVD players and home appliances in the consumer market and wireless phones in the communications end market for the nine months ended September 30, 2003. We expect our full year revenue mix for 2003, as a percentage of net revenues in the end markets which we serve, to be approximately 37% in the communications category, 27% in the consumer category, 23% in the computer category, 8% in the industrial electronics category and 5% in the other category. This compares to approximately 43% in the communications category, 23% in the consumer market category, 21% in the computer category, 6% in the industrial electronics category and 7% in the other category for the full year of 2002. We also expect the revenue mix of our product families for the full year of 2003 to be approximately 18% for TOPSwitch and TOPSwitch

II, 27% for TOPSwitch FX and GX, 53% for TinySwitch and TinySwitch II, and 2% for our other products including our newest products LinkSwitch and DPA-Switch. This compares to approximately 33% for TOPSwitch and TOPSwitch II, 22% for TOPSwitch FX and GX, 44% for TinySwitch and TinySwitch II, and 1% for other products for the full year of 2002.

International sales were $32.1 million in the third quarter of 2003 compared to $27.0 million for the same period in 2002, an increase of $5.1 million, or 18.9%, which represented 93.1% of net revenues compared to 96.0% in the comparable period of 2002. International sales were $87.3 million for the nine months ended September 30, 2003 compared to $76.1 million for the same period in 2002, an increase of $11.2 million, or 14.7%, which represented 93.4% of net revenues compared to 96.2% in the comparable period of 2002. The increase in our international sales for the three months ended September 30, 2003 was driven primarily by increased sales of our products in the computer, consumer and industrial end markets. The increase in our international sales for the nine months ended September 30, 2003 was driven primarily by increased sales of our products in the communications, computer, consumer and industrial end markets. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 80.2% and 83.9% of our product sales for the three months ended September 30, 2003 and 2002, respectively, and 81.0% and 82.7% of our product sales for the nine months ended September 30, 2003 and 2002, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Direct sales for the third quarter of 2003 were divided 60.3% to distributors and 39.7% to original equipment manufacturers, or OEMs, and power supply merchants, compared to 50.9% to distributors and 49.1% to OEMs and power supply merchants for the third quarter of 2002. For the nine months ended September 30, 2003, direct sales were divided 60.8% to distributors and 39.2% to OEMs and power supply merchants, compared to 51.7% to distributors and 48.3% to OEMs and power supply merchants for the same period in 2002. For the three months ended September 30, 2003, sales to one customer accounted for 22.1% of net revenues, compared to 19.4% of net revenues for the three months ended September 30, 2002. A second customer accounted for 21.8% of net revenues for the three months ended September 30, 2003, compared to 25.0% for the three months ended September 30, 2002. Both of these customers are distributors. A third customer, who is an OEM, accounted for 11.1% of net revenues for the three months ended September 30, 2003 and for 16.3% of net revenues for the three months ended September 30, 2002. For the nine months ended September 30, 2003, sales to the same two distributors accounted for 10.3% and 24.0% of net revenues, respectively, compared to 13.4% and 22.7% of net revenues, respectively, for the nine months ended September 30, 2002. Sales to the same OEM, accounted for less than 10% of net revenues for the nine months ended September 30, 2003 and for 14.8% of net revenues for the nine months ended September 30, 2002. There were no other customers accounting for sales of more than 10% during the periods reported.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from Matsushita Electric Industrial Co, Ltd. (“Matsushita”), and from OKI Electric Industry (“OKI”), the assembly, packaging and testing of our products, and internal labor and overhead associated with the testing of both wafers and packaged components. Gross profit for the third quarter of 2003 was $16.3 million, or 47.2% of net revenues, compared to $11.8 million, or 42.0% of net revenues for the same period in 2002. Gross profit for the nine months ended September 30, 2003 was $46.5 million, or 49.8% of net revenues, compared to $33.5 million, or 42.5% of net revenues for the same period in 2002. The increase in gross profit percentage for the three months and nine months ended September 30, 2003 was due primarily to improvements we made in our manufacturing costs which began in 2002 and have continued in 2003. We expect our gross profit percentage to be in a range of 49% to 50% for the full year of 2003; however, if pricing pressures from our customers increase during the year as a result of a continued economic slowdown or for other reasons, our gross profit could be lower.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses, expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the third quarter of 2003 were $4.3 million compared to $3.6 million for the same period in 2002, which represented 12.4% and 12.6% of our net revenues in each period, respectively. Research and development expenses for the nine months ended September 30, 2003 were $12.6 million compared to $10.8 million for the same period in 2002, which represented 13.4% and 13.7% of our net revenues in each period, respectively. The increase in absolute dollars in research and development costs for the three months and nine months ended September 30, 2003, was due primarily to increases in personnel costs associated with the hiring of additional employees over the same period in 2002. We expect research and development expenses to continue to increase in absolute dollars, but those expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales offices and support offices. Sales and marketing expenses for the third quarter of 2003 were $3.8 million compared to $3.8 million for the same period in 2002, which represented 11.1% and 13.3% of our net revenues in each period, respectively. Sales and marketing expenses for the nine months ended September 30, 2003 were $11.8 million compared to $10.8 million for the same period in 2002, which represented 12.6% and 13.7% of our net revenues in each period, respectively. The increase in absolute dollars in sales and marketing expenses for the three months and nine months ended September 30, 2003 was due primarily to increased personnel costs consisting of commissions, salaries and other related personnel costs. Included in the above marketing expenses are costs associated with applications engineering, which represented $926,000 and $809,000 in the three months ended September 30, 2003 and 2002, respectively and $2.9 million and $2.6 million in the nine months ended September 30, 2003 and 2002, respectively. We include applications engineering costs as part of sales and marketing expenses due to the fact that our products are generally incorporated into a customer’s power supply at the design stage. Our sales and marketing efforts are focused on facilitating the customer’s use of our products in the design of new power supplies for specific applications. An important competitive factor in determining whether a customer decides to use our products in its designs is our commitment to provide comprehensive application design support. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our sales and marketing presence worldwide, but may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and auditing and tax services. For the quarters ended September 30, 2003 and 2002, general and administrative expenses were $1.7 million and $1.6 million, respectively, which represented 4.9% and 5.7% of our net revenues, respectively. For the nine months ended September 30, 2003 and 2002, general and administrative expenses were $5.1 million and $4.6 million, respectively, which represented 5.5% and 5.8% of our net revenues, respectively. The increase in spending for the comparable three and nine-month periods was attributable primarily to increases in professional and legal expenses. Included in legal expenses are outside costs related to patents, which have been expensed as incurred, and we plan to continue with this policy in the future. We expect general and administrative expenses to increase in absolute dollars but those expenses may fluctuate as a percentage of our net revenues.

Other income, net. Other income, net, for the third quarter of 2003 decreased by $236,000 compared to the same period in 2002. For the nine months ended September 30, 2003, other income, net, decreased by $480,000 compared to the same period in 2002. The decrease for the three and nine-month period ended September 30, 2003 was due primarily to lower interest rates on our cash equivalents and short-term investments, and the increase in value of the Japanese yen compared to the U.S. dollar.

Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $1.8 million for the third quarter of 2003 compared to $1.0 million for the same period in 2002. The provision for income taxes was $5.0 million for the nine months ended September 30, 2003 compared to $2.6 million for the same period in 2002. Our estimated effective tax rate for the nine months ended September 30, 2003 is 28%. Our estimated effective tax rate used for 2002 was 30%. The difference between the statutory rate of 35% and our effective tax rate of 28% and 30% for the periods presented is due primarily to the beneficial impact of international sales, research and development credits and Federal tax-exempt investments.

Liquidity and Capital Resources

As of September 30, 2003, we had approximately $130.1 million in cash, cash equivalents and short-term investments, an increase of approximately $20.7 million from December 31, 2002. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI, prior to the shipment of wafers by those foundries to us, and also to our workers compensation insurance carrier as part of our insurance program. As of September 30, 2003, there were outstanding letters of credit totaling approximately $5.1 million. The balance of this credit line was unused and available as of September 30, 2003. The line of credit agreement, which expires on July 1, 2004, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of September 30, 2003, we were in compliance with these financial covenants. We previously financed a portion of our machinery and equipment through capital equipment leases. As of September 30, 2003, we owed approximately $93,000 on our various capital equipment leases. There was no additional equipment financing during the nine months ended September 30, 2003.

As of September 30, 2003, we had working capital, defined as current assets less current liabilities, of approximately $152.2 million, an increase of approximately $31.8 million from December 31, 2002. Our operating activities generated cash of $13.2 million and $24.9 million in the nine months ended September 30, 2003 and 2002, respectively. Cash generated in the first nine months of 2003 was principally the result of net income in the amount of $12.8 million, depreciation and amortization of $5.2 million and the tax benefit associated with employee stock plans of $6.0 million, partially offset by increases in inventory of $4.8 million, accounts receivable of $4.0 million and prepaid expenses of $2.8 million. Cash generated in the first nine months of 2002 was principally the result of net income in the amount of $6.0 million, depreciation and amortization of $5.0 million, tax benefit associated with employee stock plans of $1.1 million, a decrease in inventory of $10.4 million and increases in accrued liabilities of $4.0 million and accounts payable of $1.8 million, partially offset by an increase in accounts receivable of $3.7 million.

Our investing activities were net proceeds of $19.7 million in the nine months ended September 30, 2003 from maturities of short-term investments, and net purchases of short-term investments of $14.1 million in the nine months ended September 30, 2002. Purchases of property and equipment were $8.6 million and $2.2 million in the nine months ended September 30, 2003 and 2002, respectively. Our financing activities were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $16.3 million and $4.3 million in the nine months ended September 30, 2003 and 2002, respectively, offset by payments for capitalized lease obligations of $181,000 and $381,000 in the nine months ended September 30, 2003 and 2002, respectively.

In April 2003, we entered into a contract to purchase our current San Jose facilities for approximately $30.0 million. A $3.0 million deposit was made in April 2003. The remaining $27.0 million was paid in October 2003, funded from our cash and short-term investments. The purchase cleared escrow and title passed to us on October 31, 2003.

During the first nine months of 2003, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during the remainder of 2003, as a result of decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). Interpretation 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions, including indemnification provisions typically included in a standard distributor sales arrangement. It also clarifies that at the time a guarantee is issued, we must recognize an initial liability for the fair value of the obligations we assume under the guarantee and must disclose that information in our financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in our standard distributor sales arrangements, or to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective as of December 31, 2002. The adoption of Interpretation 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created before February 1, 2003 in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on our financial position, results of operations, or cash flows.

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

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Since we do not use derivative instruments or engage in hedging activities, the adoption of SFAS No.149 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

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

Our international sales activities account for a substantial portion of our net revenues and subject us to substantial risks. Sales to customers outside of the United States account for a large portion of our net revenues, including approximately 93% and 96% of our net revenues in the nine months ended September 30, 2003 and 2002, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We depend on third-party suppliers to provide us with wafers for our products. If they fail to provide us sufficient wafers, our business will suffer. We have a supply arrangement for the production of wafers with Matsushita, which expires in June 2005, and with OKI, which expires in April 2008. Although certain aspects of our relationships with Matsushita and OKI are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure you that we will continue to work successfully with Matsushita or OKI in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that either of them will not seek an early termination of its wafer supply agreement with us. Any serious disruption in the supply of wafers from either OKI or Matsushita would harm our business. We estimate that it would take 9 to 12 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs. In May 2003, we signed a wafer supply agreement with a third foundry, ZMD Analog Mixed Signal Services GmbH & CoKG (ZMD). ZMD is located in Germany and is expected to be able to produce wafers for us by the end of 2004. Our agreement with ZMD expires on December 31, 2009.

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

An outbreak of Severe Acute Respiratory Syndrome (SARS) may adversely impact the operations of our major suppliers and our global operations. If an outbreak of Severe Acute Respiratory Syndrome (SARS) that began in China, Hong Kong, Singapore and Vietnam recurs, it could have an adverse impact on our major suppliers, which are located in Asia, resulting in a serious disruption in the supply of wafers and subsequent harm to our business. We estimate that it would take 9 to 12 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs. SARs could also have an impact on the end market demand for consumer products that incorporate our chips. If the number of cases rises or spreads to other locations, our global sales and operations could be harmed.

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance practices. The Act also requires the Securities and Exchange Commission to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, Nasdaq has proposed revisions to its requirements for companies, such as us, that are Nasdaq-listed. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or costly. We also expect these new rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

The table below presents carrying value and related weighted average interest rates for our investment portfolio at September 30, 2003. All investments mature, by policy, in 15 months or less.

(in thousands, except average interest rates)

	Carrying Value	Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Taxable securities	$89,323	1.23%
Tax exempt securities	12,315	1.04%

Total	101,638	1.14%

Investment Securities Classified as Short-term Investments:
U.S. corporate securities	976	2.00%
U.S. government securities	8,105	1.47%
Tax exempt securities	3,091	1.53%

Total	12,172	1.67%

Total investment securities	$113,810	1.41%

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe. Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts. We do maintain a Japanese yen account with a U. S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in Japanese yen.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 23, 2003, pursuant to Item 12 (“Results of Operations and Financial Condition”). The Form 8-K included a press release announcing the Company’s financial results for the quarter ended June 30, 2003 and forward-looking statements relating to fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: November 10, 2003	By:	/s/ JOHN M. COBB
John M. Cobb Chief Financial Officer