Form 10-Q
period 2004-03-31
POWER INTEGRATIONS INC
filed 2004-05-05
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23441

POWER INTEGRATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5245 Hellyer Avenue, San Jose, California	95138
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, $.001 par value	30,762,012 shares

POWER INTEGRATIONS, INC.

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart and P I Expert are trademarks of Power Integrations, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,048	$110,271
Short-term investments	7,594	5,049
Accounts receivable	13,290	10,326
Inventories	21,320	23,113
Deferred tax assets	4,275	4,275
Prepaid expenses and other current assets	3,017	3,086

Total current assets	160,544	156,120
PROPERTY AND EQUIPMENT, net	51,600	51,977
INVESTMENTS	4,810	—
DEFERRED TAX ASSETS	1,598	1,598
OTHER ASSETS	1,735	1,467

	$220,287	$211,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,687	$7,918
Accrued payroll and related expenses	3,518	5,310
Income taxes payable	4,190	3,717
Deferred income on sales to distributors	3,473	2,565
Other accrued liabilities	805	893
Current portion of capitalized lease obligations	—	41

Total current liabilities	18,673	20,444

STOCKHOLDERS’ EQUITY:
Common stock	30	30
Additional paid-in capital	127,252	121,474
Cumulative translation adjustment	(120)	(120)
Retained earnings	74,452	69,334

Total stockholders’ equity	201,614	190,718

	$220,287	$211,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
NET REVENUES:
Product sales	$33,601	$28,729
License fees and royalties	564	361

Total net revenues	34,165	29,090
COST OF REVENUES	17,473	14,016

GROSS PROFIT	16,692	15,074

OPERATING EXPENSES:
Research and development	4,152	4,084
Sales and marketing	4,112	4,046
General and administrative	1,579	1,627

Total operating expenses	9,843	9,757

INCOME FROM OPERATIONS	6,849	5,317
OTHER INCOME, net	259	269

INCOME BEFORE PROVISION FOR INCOME TAXES	7,108	5,586
PROVISION FOR INCOME TAXES	1,990	1,676

NET INCOME	$5,118	$3,910

EARNINGS PER SHARE:
Basic	$0.17	$0.14

Diluted	$0.16	$0.13

SHARES USED IN PER SHARE CALCULATION:
Basic	30,622	28,824

Diluted	32,757	30,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,118	$3,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,783	1,721
Deferred rent	—	58
Provision for (reduction in) accounts receivable and other allowances	160	(25)
Income tax benefit associated with employee stock plans	1,372	1,121
Stock compensation to non-employees	13	24
Change in operating assets and liabilities:
Accounts receivable	(3,124)	(1,057)
Inventories	1,793	(5,538)
Prepaid expenses and other current assets	(252)	128
Accounts payable	(1,231)	416
Income taxes payable and accrued liabilities	(1,407)	(189)
Deferred income on sales to distributors	908	520

Net cash provided by operating activities	5,133	1,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,353)	(1,381)
Purchases of held-to-maturity investments	(14,620)	(3,000)
Proceeds from maturities of held-to-maturity investments	7,265	9,787

Net cash (used in) provided by investing activities	(8,708)	5,406

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	4,393	4,042
Principal payments under capitalized lease obligations	(41)	(60)

Net cash provided by financing activities	4,352	3,982

NET INCREASE IN CASH AND CASH EQUIVALENTS	777	10,477
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,271	77,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111,048	$88,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$3

Cash paid for income taxes, net	$84	$600

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. Certain reclassifications were made to the prior year financial information to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2003 included in its Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of March 31, 2004, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Shipping terms to OEMs and merchant power supply manufacturers are delivered at frontier, which is commonly referred to as DAF. Title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by the distributors. As a result of the Company’s distributor agreements, the Company defers the recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The Company evaluates the amounts to defer based on the level of actual distributors’ inventory on hand as well as inventory that is in transit to the distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expense related to employee ownership programs through stock options

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” APB No. 25 provides that expense relative to the Company’s employee ownership programs through stock options is measured based on the intrinsic value of stock options granted on the date of the grant and the Company recognizes expense in its statement of income using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. Had expense related to employee ownership programs through the Company’s stock option plans been determined under a fair value method consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” and related interpretations, the Company’s net income would have been reduced to the following pro forma amounts (in thousands, except per share information):

	Three Months Ended March 31,
	2004	2003
Net income as reported	$5,118	$3,910
Deduct: Total stock-based employee stock ownership expense determined under fair-value-based method for all awards, net of tax	(4,291)	(4,173)

Pro forma net income (loss)	$827	$(263)

Basic earnings (loss) per share:
As reported	$0.17	$0.14

Pro forma	$0.03	$(0.01)

Diluted earnings (loss) per share:
As reported	$0.16	$0.13

Pro forma	$0.03	$(0.01)

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rates	2.99%	3.85%
Expected volatility rates	90.00%	92.00%
Expected dividend yield As reported	—	—
Expected life of stock options (years)	5.32	4.00
Weighted-average grant date fair value of options granted	27.34	13.99

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

On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for sales returns, distributor price protection allowances (ship and debit reserve), doubtful accounts receivables, inventories and income taxes. These estimates are based on historical facts and various other assumptions that the Company believes to be reasonable at the time the estimates are made.

Comprehensive Income

Comprehensive income for the Company consists of net income, plus the effect of foreign currency translation adjustments, which was not material for the three months ended March 31, 2004 and 2003. Accordingly, comprehensive income closely approximates actual net income.

Segment Reporting

The Company is organized and operates as one business segment—the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC to DC and DC to DC power conversion markets.

3.	INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$513	$1,522
Work-in-process	10,345	9,650
Finished goods	10,462	11,941

	$21,320	$23,113

4.	SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s end user base is highly concentrated and a relatively small number of OEMs, power supply merchants and distributors accounted for a significant portion of the Company’s net revenues. Ten customers accounted for approximately 72.3% and 78.7% of total net revenues for the three months ended March 31, 2004 and 2003, respectively.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended March 31,
Customer	2004	2003
A	22.4%	30.0%
B	15.4%	12.9%
C	13.4%	*

*	less than 10%

Customers A and B are distributors of the Company’s products and customer C is an OEM.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of March 31, 2004 and December 31, 2003, approximately 75% and 71% of accounts receivable, respectively, were concentrated with ten customers.

The following customers accounted for more than 10% of accounts receivable:

Customer	March 31, 2004	December 31, 2003
A	28%	25%
B	16%	20%
C	10%	*

Customers A and B are distributors of the Company’s products. Customer C is an OEM

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

	Three Months Ended March 31,
	2004	2003
Hong Kong/China	28.4%	33.4%
Korea	22.9%	22.5%
Taiwan	20.2%	20.6%
Western Europe (excluding Germany)	7.8%	6.7%
Germany	5.5%	5.7%
Japan	2.2%	1.5%
Singapore	2.0%	1.6%
Other	2.8%	2.2%

Total foreign	91.8%	94.2%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 97.3% and 99.7% of net revenues from product sales for the three months ended March 31, 2004 and 2003, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX and TOPSwitch GX. TinySwitch products include TinySwitch and TinySwitch II.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Basic earnings per share:
Net income	$5,118	$3,910

Weighted average common shares	30,622	28,824

Basic earnings per share	$0.17	$0.14

Diluted earnings per share:
Net income	$5,118	$3,910

Weighted average common shares	30,622	28,824
Effect of dilutive securities:
Stock options	2,113	1,600
Employee stock purchase plan	22	14

Diluted weighted average common shares	32,757	30,438

Diluted earnings per share	$0.16	$0.13

Options to purchase 389,594 and 672,679 shares of common stock that were outstanding at March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the options’ exercise price was greater than the average market price of the Company’s common stock during those periods, and therefore, their effect would have been antidilutive.

6.	PROVISION FOR INCOME TAXES:

Income tax expense for the three-month periods ended March 31, 2004 and 2003 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate used for the three-month period ended March 31, 2004 is primarily due to the beneficial impact of international earnings subject to lower tax rates and research and development credits. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate used for the three-month period ended March 31, 2003 is primarily due to the beneficial impact of research and development credits, extraterritorial income exclusion and Federal tax-exempt investments. The Company’s estimated effective tax rate for the three months ended March 31, 2004 and 2003 was 28% and 30%, respectively.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INDEMNIFICATIONS:

The Company sells products to its distributors under contracts, which the Company refers to as Standard Distributor Sales Agreements (each an “SDSA”). Each SDSA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s hardware is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The SDSA generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and geography based scope limitations and a right to replace an infringing product.

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SDSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims were outstanding as of March 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SDSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

8.	RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003 by FIN 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non controlling interest of the VIE. Management believes the adoption of FIN 46R will not have a material impact to the Company’s financial position, results of operations or cash flows as the Company does not have any VIEs.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2003.

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use primarily in AC to DC and DC to DC power conversion markets. These ICs are used in a wide variety of electronics products primarily for the communications, consumer, computer and industrial electronics markets. Our strategy is to continue to diversify into new markets and to expand our existing customer base. We believe we can achieve our goals by continuing to develop products, which are more energy efficient and have increased functionality, and by continuing to focus on cost reduction strategies to remain price competitive. Our business is characterized by short-term orders and short customer lead times. Customers typically can cancel or reschedule orders without significant penalty. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially.

We have developed several families of high-voltage power conversion ICs, which we believe are the first highly integrated power conversion ICs to achieve widespread market acceptance. These patented ICs achieve a high level of system integration by combining a number of electronic components into a single IC. Our TOPSwitch, TinySwitch, DPA-Switch and LinkSwitch products enable many power supplies to have a total cost equal to or lower than discrete switchers. Our products offer the following key benefits to power supplies:

•	Fewer Components, Reduced Size and Enhanced Functionality;

•	Improved Efficiency;

•	Reduced Time-to-Market; and

•	Wide Power Range and Scalability.

Our quarterly operating results are volatile and difficult to predict. Our net revenues and operating results have varied significantly in the past, are difficult to forecast and are subject to numerous factors both within and outside of our control. As a result, our quarterly and annual operating results may fluctuate significantly in the future. For a discussion of the factors that may affect our quarterly and annual operating results, please see “Factors that May Affect Future Results of Operations.”

We license certain technologies and grant limited product manufacturing and marketing rights to strategic parties in return for foundry relationships, license fees and product royalty arrangements. License fees and royalties consist primarily of royalties on products shipped by licensees incorporating licensed technology, and have accounted for a small percentage of our net revenues.

A portion of our cost of revenues consists of the cost of wafers. We currently purchase wafers from Matsushita Electric Industrial Co, Ltd. (“Matsushita”), and from OKI Electric Industry (“OKI”). The contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen. The agreements with both vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations. We have a wafer supply agreement with a third foundry, ZMD Analog Mixed Signal Services GmbH & CoKG (“ZMD”). Our agreement to purchase wafers from ZMD is denominated in U.S. dollars. We expect to begin purchasing wafers from ZMD by the end of 2004.

Critical Accounting Policies and Estimates

We believe our critical accounting policies and estimates are as follows:

•	revenue recognition;

•	estimating sales returns and allowances;

•	estimating ship and debit reserve;

•	estimating allowance for doubtful accounts;

•	estimating reserve for excess and obsolete inventory, and

•	income taxes.

We believe that these policies and estimates are important to the portrayal of our financial condition and results and require us to make judgments and estimates about matters that are inherently uncertain. A brief description of these critical accounting policies is set forth below.

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

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to OEMs and merchant power supply manufacturers are DAF. Title to our product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. At that time, we provide for estimated sales returns and other allowances related to those sales. Between 50% and 65% of our sales are made to distributors under terms allowing certain rights of return and price protection for our products held in the distributors’ inventories. Therefore, we defer the recognition of revenue and the proportionate cost of revenues derived from sales to distributors until the distributors sell our products to their customers. We evaluate the amounts to defer based on the level of actual distributors’ inventory on hand as well as inventory that is in transit to the distributors. The gross profit that we defer as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

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

Income taxes

We recognize Federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize Federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. As of March 31, 2004, no valuation allowance had been recorded to reduce our deferred tax assets. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our result of operations and financial position. We account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended March 31,
	2004	2003
Net revenues:
Product sales	98.3%	98.8%
License fees and royalties	1.7	1.2

Total net revenues	100.0	100.0
Cost of revenues	51.1	48.2

Gross profit	48.9	51.8

Operating expenses:
Research and development	12.2	14.0
Sales and marketing	12.0	13.9
General and administrative	4.6	5.6

Total operating expenses	28.8	33.5

Income from operations	20.1	18.3
Other income, net	0.7	0.9

Income before provision for income taxes	20.8	19.2
Provision for income taxes	5.8	5.8

Net income	15.0%	13.4%

Comparison of the Three Months Ended March 31, 2004 and 2003

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the three months ended March 31, 2004 were $34.2 million compared to $29.1 million for the three months ended March 31, 2003, an increase of $5.1 million, or 17.4%.

Net revenues from product sales were $33.6 million and $28.7 million in the first quarter of 2004 and 2003, respectively. The increase in net revenues from product sales for the three months ended March 31, 2004 was driven primarily by increased sales of our products in the consumer end market with smaller increases in the computer and industrial end markets. We continued to gain market share across these end markets resulting in strong revenue growth for the quarter. Net revenues from our consumer market were up 47 percent over the first quarter of 2003, driven primarily by set-top boxes, DVD players and home appliances.

We expect our full year 2004 net revenue mix by product family and by the end markets that we serve to be as follows:

Approximate revenue mix by product family expected for the full year 2004 compared to 2003:

	Twelve Months Ended December 31,
Product Family	2004	2003
TinySwitch I and II	50%	51%
TopSwitch FX and GX	30%	27%
TopSwitch I and II	12%	20%
LinkSwitch and DPA-Switch	8%	2%

Appropriate revenue mix by end markets served expected for the full year 2004 compared to 2003:

	Twelve Months Ended December 31,
End Market	2004	2003
Communications	34%	36%
Consumer	30%	28%
Computer	24%	22%
Industrial	8%	8%
Other	4%	6%

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

International sales, which are based on “ship to” customer locations, were $31.4 million in the first quarter of 2004 compared to $27.4 million for the same period in 2003, an increase of $4.0 million, or 14.4%, which represented 91.8% of net revenues compared to 94.2% in the comparable period of 2003. In absolute dollars, the increase in our international sales for the three months ended March 31, 2004 was primarily from increased sales of our products in the consumer end market with smaller increases in the computer and industrial end markets. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 78.5% and 81.8% of our product sales for the three months ended March 31, 2004 and 2003, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Net product sales for the first quarter of 2004 were divided 56.0% to distributors and 44.0% to OEMs and power supply merchants, compared to 58.9% to distributors and 41.1% to OEMs and power supply merchants for the first quarter of 2003. In the three months ended March 31, 2004, two separate customers, both of whom are distributors, accounted for approximately 22% and 15% of net revenues, and one other customer, an OEM, accounted for approximately 13% of net revenues. In the three months ended March 31, 2003, the same two distributors accounted for approximately 30% and 13% of net revenues.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from Matsushita and OKI, the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with the testing of both wafers and packaged components and testing of packaged components by sub-contractors. Gross profit was $16.7 million, or 48.9% of net revenues, for the three months ended March 31, 2004, compared to $15.1 million, or 51.8% of net revenues, for the three months ended March 31, 2003. The decrease in gross profit percentage for the three months ended March 31, 2004 was due primarily to the stronger Yen and a slight decline in the average selling price of our products, related to product mix.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses, expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the first quarter of 2004 were $4.2 million compared to $4.1 million for the same period in 2003, which represented 12.2% and 14.0% of our net revenues in each period, respectively. In absolute dollars, research and development expenses for the first quarter in 2004 increased slightly from the same period in 2003, primarily from increases in personnel costs due to increased staff. We expect research and development expenses to continue to increase in absolute dollars, but those expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales offices and support offices. Sales and marketing expenses, which includes field application engineering costs, were $4.1 million, or 12.0% of net revenues, for the first quarter of 2004, compared to $4.0 million, or 13.9% of net revenues for the same period in 2003. In absolute dollars, sales and marketing expenses for the first quarter in 2004 increased slightly from the same period in 2003, primarily as a result of expanding our worldwide sales and applications engineering staffs. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our sales and marketing presence worldwide, but may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and audit and tax services. For the quarters ended March 31, 2004 and 2003, general and administrative expenses were $1.6 million in both periods, which represented 4.6% and 5.6% of our net revenues, respectively. We expect general and administrative expenses to increase in absolute dollars but those expenses may fluctuate as a percentage of our net revenues.

Other income, net. Other income, net, for the first quarter of 2004 was $259,000 compared to $269,000 for the same period in 2003. Other income is primarily interest income earned on short-term and long-term investments.

Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $2.0 million for the quarter ended March 31, 2004 compared to $1.7 million for the quarter ended March 31, 2003. Our estimated effective tax rate used for the three months ended March 31, 2004 and 2003 was 28% and 30%, respectively. The difference between the statutory rate of 35% and our effective tax rate for the quarter ended March 31, 2004 is due primarily to the favorable effects of research and development tax credits and international earnings subject to lower tax rates. The difference between the statutory rate of 35% and our effective tax rate for the quarter ended March 31, 2003 is due primarily to the favorable effects of research and development credits, extraterritorial income inclusion, and federal tax-exempt investments. We expect our effective tax rate to remain at 28% for 2004.

Liquidity and Capital Resources

As of March 31, 2004, we had approximately $123.5 million in cash, cash equivalents and short-term and long-term investments, an increase of approximately $8.1 million from December 31, 2003. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI, prior to the shipment of wafers by those foundries to us, and also to our workers compensation insurance carrier as part of our insurance program. As of March 31, 2004, there were outstanding letters of credit totaling approximately $5.2 million. The balance of this credit line was unused and available as of March 31. 2004. The line of credit agreement, which expires on July 1, 2004, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of March 31, 2004, we were in compliance with these financial covenants.

As of March 31, 2004, we had working capital, defined as current assets less current liabilities, of approximately $141.9 million, an increase of approximately $6.2 million from December 31, 2003. Our operating activities generated cash of $5.1 million and $1.1 million in the three months ended March 31, 2004 and 2003, respectively. Cash generated in the first three months of 2004 was principally the result of net income in the amount of $5.1 million, depreciation and amortization of $1.8 million, the tax benefit associated with employee stock plans of $1.4 million and a decrease in inventory of $1.8 million, partially offset by an increase in accounts receivable of $3.1 million and decreases in accounts payable of $1.2 million and taxes payable and other accrued liabilities of $1.4 million. Cash generated in the first three months of 2003 was principally the result of net income in the amount of $3.9 million, depreciation and amortization of $1.7 million and the tax benefit associated with employee stock plans of $1.1 million, partially offset by increases in inventory of $5.5 million and accounts receivable of $1.1 million.

Our investing activities were net purchases of $7.4 million in the three months ended March 31, 2004 of short-term and long-term investments, and net proceeds from the maturities of short-term investments of $6.8 million in the three months ended March 31.2003. Purchases of property and equipment were $1.4 million and $1.4 million in the three months ended March 31, 2004 and 2003, respectively. Our financing activities were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $4.4 million and $4.0 million in the three months ended March 31, 2004 and 2003, respectively.

During the first three months of 2004, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during the remainder of 2004, as a result of decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

We did not have any off-balance sheet arrangements as of March 31, 2004.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003 by FIN 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non controlling interest of the VIE. We believe the adoption of FIN 46R will not have a material impact to our financial position, results of operations or cash flows as we do not have any VIEs.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial position, results of operations or cash flows.

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

Our international sales activities account for a substantial portion of our net revenues and subject us to substantial risks. Sales to customers outside of the United States account for a large portion of our net revenues, including approximately 92% and 94% of our net revenues in the three months ended March 31, 2004 and 2003, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

An outbreak of a contagious disease may adversely impact the operations of our major suppliers and our global operations. If there is an outbreak of a contagious disease such as Severe Acute Respiratory Syndrome (SARS), it could have an adverse impact on our major customers and suppliers. It could also have an impact on the end market demand for consumer products that incorporate our chips. These factors could harm our global sales and operations.

If we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability. Our success depends upon our ability to protect our intellectual property, including patents, trade secrets, and know-how, and to continue our technological innovation. We cannot assure that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. From time to time we have received, and we may receive in the future, communications alleging possible infringement of patents or other intellectual property rights of others. Litigation, which could result in substantial cost to us, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could cause us to lose market share and harm our business.

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

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2003 Annual Report on Form 10-K.

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

The table below presents carrying value and related weighted average interest rates for our investment portfolio at March 31, 2004.

(in thousands, except average interest rates)

	Carrying Value	Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Taxable securities	$70,160	1.17%
Tax exempt securities	17,315	1.03%

Total	87,475	1.10%

Investment Securities Classified as Short-term Investments:
U.S. government securities	7,594	1.33%

Total	7,594	1.33%

Investment Securities Classified as Long-term Investments:
U.S. corporate securities	2,410	2.03%
U.S. government securities	2,400	1.55%

Total	4,810	1.79%

Total investment securities	$99,879	1.41%

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe. Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts; however, the contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen and both agreements allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations. We maintain a Japanese yen account with a U. S. bank for payments to our wafer suppliers in Japan.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

Exhibit Number	Description

10.18	Executive Officer Benefits Agreement between us and Andrew John Morrish dated as of August 19, 2002

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 23, 2004, pursuant to Item 12 (“Results of Operations and Financial Condition”). The Form 8-K included a press release announcing the Company’s financial results for the year ended December 31, 2003 and forward-looking statements relating to fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: May 5, 2004	By:	/S/ JOHN M. COBB

John M. Cobb
Chief Financial Officer