Form 10-Q
period 2004-06-30
POWER INTEGRATIONS INC
filed 2004-08-04
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, $.001 par value	30,917,824 shares

POWER INTEGRATIONS, INC.

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart and P I Expert are trademarks of Power Integrations, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,001	$110,271
Short-term investments	11,055	5,049
Accounts receivable	13,052	10,326
Inventories	19,785	23,113
Deferred tax assets	4,275	4,275
Prepaid expenses and other current assets	3,620	3,086

Total current assets	170,788	156,120

PROPERTY AND EQUIPMENT, net	51,509	51,977
INVESTMENTS	4,810	—
DEFERRED TAX ASSETS	1,598	1,598
OTHER ASSETS	1,679	1,467

	$230,384	$211,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,385	$7,918
Accrued payroll and related expenses	4,312	5,310
Income taxes payable	5,210	3,717
Deferred income on sales to distributors	3,448	2,565
Other accrued liabilities	719	934

Total current liabilities	22,074	20,444

STOCKHOLDERS’ EQUITY:
Common stock	30	30
Additional paid-in capital	128,921	121,474
Cumulative translation adjustment	(121)	(120)
Retained earnings	79,480	69,334

Total stockholders’ equity	208,310	190,718

	$230,384	$211,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET REVENUES:
Product sales	$35,383	$29,377	$68,984	$58,106
License fees and royalties	561	423	1,125	784

Total net revenues	35,944	29,800	70,109	58,890

COST OF REVENUES	19,392	14,670	36,865	28,686

GROSS PROFIT	16,552	15,130	33,244	30,204

OPERATING EXPENSES:
Research and development	4,088	4,181	8,240	8,265
Sales and marketing	3,943	3,919	8,055	7,965
General and administrative	2,049	1,804	3,628	3,431

Total operating expenses	10,080	9,904	19,923	19,661

INCOME FROM OPERATIONS	6,472	5,226	13,321	10,543

OTHER INCOME, net	131	387	390	656

INCOME BEFORE PROVISION FOR INCOME TAXES	6,603	5,613	13,711	11,199
PROVISION FOR INCOME TAXES	1,575	1,460	3,565	3,136

NET INCOME	$5,028	$4,153	$10,146	$8,063

EARNINGS PER SHARE:
Basic	$0.16	$0.14	$0.33	$0.28

Diluted	$0.15	$0.13	$0.31	$0.26

SHARES USED IN PER SHARE CALCULATION:
Basic	30,785	29,173	30,703	28,999

Diluted	32,598	31,126	32,715	30,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,146	$8,063

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,475	3,414
Deferred rent	—	34
Provision for accounts receivable and other allowances	336	350
Income tax benefit associated with employee stock plans	1,792	2,623
Stock compensation to non-employees	23	55
Change in operating assets and liabilities:
Accounts receivable	(3,062)	(2,954)
Inventories	3,328	(4,956)
Prepaid expenses and other current assets	(854)	(199)
Accounts payable	467	(1,878)
Income taxes payable and accrued liabilities	321	(361)
Deferred income on sales to distributors	883	520

Net cash provided by operating activities	16,855	4,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,900)	(5,104)
Purchases of held-to-maturity investments	(18,620)	(6,210)
Proceeds from maturities of held-to-maturity investments	7,804	17,184

Net cash (used in) provided by investing activities	(13,716)	5,870

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	5,632	7,994
Principal payments under capitalized lease obligations	(41)	(120)

Net cash provided by financing activities	5,591	7,874

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,730	18,455
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,271	77,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,001	$95,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$5

Cash paid for income taxes, net	$155	$413

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. Certain reclassifications were made to the prior year financial information to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2003 included in its Form 10-K filed on March 10, 2004 with the Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of June 30, 2004, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Shipping terms to OEMs and merchant power supply manufacturers are delivered at frontier, which is commonly referred to as DAF. Title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by the distributors. As a result of the Company’s distributor agreements, the Company defers the recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The Company evaluates the amounts to defer based on the level of actual inventory on hand at its distributors as well as inventory that is in transit to its distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

The Company has a wafer supply agreement and a technology license agreement with an unaffiliated wafer foundry. The wafer supply agreement, which expires in June 2005, is renewable. In connection with the technology license agreement, the Company is entitled to receive a royalty on the wafer foundry’s sales of its own products that incorporate the Company’s technology. The Company recognizes royalty revenue upon receipt of payment from the wafer foundry.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$5,028	$4,153	$10,146	$8,063

Employee stock ownership expense determined under fair-value-based method for all awards, net of tax

Stock options granted under stock option plans	(5,207)	(4,396)	(9,499)	(8,523)
Stock purchase rights under the Employee Purchase Plan	(86)	(104)	(335)	(223)

Pro forma net income (loss)	$(265)	$(347)	$312	$(683)

Basic earnings (loss) per share:
As reported	$0.16	$0.14	$0.33	$0.28

Pro forma	$(0.01)	$(0.01)	$0.01	$(0.02)

Diluted earnings (loss) per share:
As reported	$0.15	$0.13	$0.31	$0.26

Pro forma	$(0.01)	$(0.01)	$0.01	$(0.02)

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rates	3.29%	2.63%	2.99%-3.29%	2.63%-3.85%
Expected volatility rates	83%	94%	83%	94%
Expected dividend yield	—	—	—	—
Expected life of stock options (years)	5.3	4.0	5.3	4.0
Weighted-average grant date fair value of options granted	$24.85	$17.99	$27.23	$14.32

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rates	1.36%	1.07%	1.00%-1.36%	1.07%-1.19%
Expected volatility rates	46%	56%	46%	56%
Expected dividend yield	—	—	—	—
Expected life (years)	0.5	0.5	0.5	0.5
Weighted-average estimated fair value of purchase rights	$13.04	$12.14	$13.06	$12.14

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

On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for sales returns, distributor price protection allowances (ship and debit reserve), doubtful accounts receivables, excess and obsolete inventories and income taxes. These estimates are based on historical facts and various other assumptions that the Company believes to be reasonable at the time the estimates are made.

Comprehensive Income

Comprehensive income for the Company consists of net income, plus the effect of foreign currency translation adjustments, which was not material for the six months ended June 30, 2004 and 2003. Accordingly, comprehensive income closely approximates actual net income.

Segment Reporting

The Company is organized and operates as one business segment - the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC to DC and DC to DC power conversion markets.

3.	INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$461	$1,522
Work-in-process	8,095	9,650
Finished goods	11,229	11,941

	$19,785	$23,113

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s end user base is highly concentrated and a relatively small number of OEMs, power supply merchants and distributors typically account for a significant portion of the Company’s net revenues. Ten customers accounted for approximately 70.7% and 77.1% of total net revenues for the three months ended June 30, 2004 and 2003, respectively, and 71.2% and 77.7% of total net revenues for the six months ended June 30, 2004 and 2003, respectively.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2004	2003	2004	2003
A	18.6%	23.8%	20.5%	26.9%
B	18.0%	22.6%	16.8%	17.8%
C	11.4%	*	12.4%	*

*	less than 10%

Customers A and B are distributors of the Company’s products and customer C is an OEM.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of June 30, 2004 and December 31, 2003, approximately 73.0% and 71.3% of accounts receivable, respectively, were concentrated with ten customers.

The following customers accounted for more than 10% of accounts receivable:

Customer	June 30, 2004	December 31, 2003
A	20.9%	25.4%
B	21.7%	16.0%

Customers A and B are distributors of the Company’s products.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Hong Kong/China	27.8%	26.4%	28.1%	29.9%
Taiwan	22.2%	28.9%	21.2%	24.8%
Korea	20.2%	18.8%	21.6%	20.6%
Western Europe (excluding Germany)	10.1%	7.0%	9.0%	7.0%
Germany	4.4%	4.5%	4.9%	5.1%
Japan	3.0%	2.2%	2.6%	1.8%
Singapore	2.1%	2.6%	2.1%	2.1%
Other	2.5%	2.7%	2.6%	2.3%

Total foreign.	92.3%	93.1%	92.1%	93.6%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 96.6% and 99.4% of net revenues from product sales for the three months ended June 30, 2004 and 2003, respectively, and 97.0 % and 99.5% of net revenues from product sales for the six months ended June 30, 2004 and 2003, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX and TOPSwitch GX. TinySwitch products include TinySwitch and TinySwitch II.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	EARNINGS PER SHARE:

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share are calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of outstanding common stock during the period, increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. Dilutive potential shares of common stock consist of dilutive shares issuable upon the exercise of outstanding common stock options and shares issuable under the employee stock purchase plan using the treasury stock method.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income	$5,028	$4,153	$10,146	$8,063

Weighted average common shares	30,785	29,173	30,703	28,999

Basic earnings per share	$0.16	$0.14	$0.33	$0.28

Diluted earnings per share:
Net income	$5,028	$4,153	$10,146	$8,063

Weighted average common shares	30,785	29,173	30,703	28,999
Effect of dilutive securities:
Stock options	1,787	1,931	1,980	1,776
Employee stock purchase plan	26	22	32	18

Diluted weighted average common shares	32,598	31,126	32,715	30,793

Diluted earnings per share	$0.15	$0.13	$0.31	$0.26

Options to purchase 1,626,117 and 473,259 shares of Company common stock outstanding for the three month periods ended June 30, 2004 and 2003, respectively, and options to purchase 456,234 and 665,706 shares of Company common stock outstanding for the six month periods ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the exercise prices of the options to purchase shares of Company common stock were greater than the average market price of the Company’s common stock during those periods, and therefore, their effect would have been antidilutive.

6.	PROVISION FOR INCOME TAXES:

Income tax expense for the six-month periods ended June 30, 2004 and 2003 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate used for the six-month period ended June 30, 2004 is primarily due to the beneficial impact of international sales subject to lower tax rates and research and development credits. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate used for the six-month period ended June 30, 2003 is primarily due to the beneficial impact of research and development credits, extraterritorial income exclusion and Federal tax-exempt investments. The Company adjusted its effective tax rate from 28% to 26% for the six months ended June 30, 2004 to reflect the estimated annual effective income tax rate for 2004. The tax provision for the six months ended June 30, 2003 was calculated using an annual effective income tax rate of 28%. The estimated annual effective income tax rate for 2004 may be subject to change in the future.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INDEMNIFICATIONS:

The Company sells products to its distributors under contracts, which the Company refers to as Standard Distributor Sales Agreements (each an “SDSA”). Each SDSA contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s hardware is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party (Customer Indemnification). The SDSA generally limits the scope of and remedies for the Customer Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific Customer Indemnification to individual customers upon the customer’s request.

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the SDSA. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims were outstanding as of June 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the SDSA, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03–1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-1 is effective for years beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. Management believes the adoption of EITF 03-1 will not have a material impact to the Company’s financial position, results of operations or cash flows.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	LEGAL PROCEEDINGS:

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company. The Company’s complaint alleges certain circuits produced by System General Corporation infringed and continue to infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining System General Corporation from infringing the Company’s patents and an award for damages resulting from the alleged infringement.

Litigation may be necessary to resolve the claims the Company has asserted against System General Corporation. There can be no assurance that the Company would prevail in any future litigation. Any litigation, whether or not determined in the Company’s favor or settled by the Company, would be costly and would divert the efforts and attention of the Company’s management and technical personnel from normal business operations, which could have a material adverse effect on the Company’s business, financial condition and operating results. Adverse determinations in litigation could result in the loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use primarily in AC to DC and DC to DC power conversion markets. These ICs are used in a wide variety of electronics products primarily for the communications, consumer, computer and industrial electronics markets. Our strategy is to continue to diversify into new markets and to expand our existing customer base. We believe we can achieve our goals by continuing to develop products, which are more energy efficient and have increased functionality, and by continuing to focus on cost reduction strategies to remain price competitive. Our business is characterized by short-term orders and short customer lead times. Customers can cancel or reschedule orders without significant penalty. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially.

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

We license certain technologies and grant limited product manufacturing and marketing rights to strategic parties in return for wafer foundry relationships, license fees and product royalty arrangements. License fees and royalties consist primarily of royalties on products shipped by licensees incorporating licensed technology, and have accounted for a small percentage of our net revenues.

A portion of our cost of revenues consists of the cost of wafers. We currently purchase wafers from Matsushita Electric Industrial Co, Ltd. (“Matsushita”), and from OKI Electric Industry (“OKI”). The contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen. The agreements with both vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations. We have a wafer supply agreement with a third wafer foundry, ZMD Analog Mixed Signal Services GmbH & CoKG (“ZMD”). Our agreement to purchase wafers from ZMD is denominated in U.S. dollars. We expect to begin purchasing wafers from ZMD by the end of 2004.

Critical Accounting Policies and Estimates

We believe our critical accounting policies and estimates are as follows:

•	revenue recognition;

•	estimating sales returns and allowances;

•	estimating ship and debit reserve;

•	estimating allowance for doubtful accounts receivables;

•	estimating reserve for excess and obsolete inventory, and

•	income taxes.

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

We have a wafer supply agreement and a technology license agreement with an unaffiliated wafer foundry. The wafer supply agreement, which expires in June 2005, is renewable. In connection with the technology license agreement, we are entitled to receive a royalty on the wafer foundry’s sales of its own products that incorporate our technology. We recognize royalty revenue upon receipt of payment from the wafer foundry.

Estimating sales returns and allowances

Net revenues consist of product revenues reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve, and then each quarter when we review the adequacy of the reserve, a number of factors, including: historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products. This reserve is reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net revenues could be adversely affected.

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

Estimating allowance for doubtful accounts

We maintain an allowance for losses we may incur as a result of our customers’ inability to make required payments. Any increase in the allowance results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts each quarter, we analyze among other things, historical bad debt, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers unexpectedly deteriorated, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers’ inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

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

Income taxes

We recognize Federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize Federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. As of June 30, 2004, no valuation allowance had been recorded to reduce our deferred tax assets. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our result of operations and financial position. We account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended June 30,		Percentage of Total Net Revenues for Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues:
Product sales.	98.4%	98.6%	98.4%	98.7%
License fees and royalties	1.6	1.4	1.6	1.3

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues	54.0	49.2	52.6	48.7

Gross profit.	46.0	50.8	47.4	51.3

Operating expenses:
Research and development	11.3	14.0	11.7	14.0
Sales and marketing	11.0	13.2	11.5	13.6
General and administrative	5.7	6.1	5.2	5.8

Total operating expenses	28.0	33.3	28.4	33.4

Income from operations	18.0	17.5	19.0	17.9
Other income, net	0.4	1.3	0.6	1.1

Income before provision for income taxes	18.4	18.8	19.6	19.0

Provision for income taxes	4.4	4.9	5.1	5.3

Net income	14.0%	13.9%	14.5%	13.7%

Comparison of the Three Months and Six Months Ended June 30, 2004 and 2003

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the three months ended June 30, 2004 were $35.9 million compared to $29.8 million for the three months ended June 30, 2003, an increase of $6.1 million, or 20.6%. Net revenues for the six months ended June 30, 2004 were $70.1 million compared to $58.9 million for the comparable period of 2003, an increase of $11.2 million or 19.1%.

Net revenues from product sales were $35.4 million and $29.4 million in the second quarter of 2004 and 2003, respectively. Net revenues from product sales were $69.0 million and $58.1 million in the six months ended June 30, 2004 and 2003, respectively. The increase in net revenues from product sales for the three months and six months ended June 30, 2004 was driven primarily by increased sales of our products in the consumer end market with smaller increases in the computer and industrial end markets. Net revenues from the consumer end market increased approximately 43% and 45% for the three months and six months ended June 30, 2004, respectively, compared to the same periods in 2003, driven primarily by increased sales of our products for set-top boxes, DVD players and home appliances.

Approximate revenue mix by product family expected for the full year 2004 compared to actual revenue mix by product family for 2003:

	Twelve Months Ended December 31,
Product Family	2004	2003
TinySwitch I and II	50%	51%
TopSwitch FX and GX	30%	27%
TopSwitch I and II	14%	20%
LinkSwitch and DPA-Switch	6%	2%

Approximate revenue mix by end markets served expected for the full year 2004 compared to actual revenue mix by end markets for 2003:

	Twelve Months Ended December 31,
End Market	2004	2003
Consumer	34%	28%
Communications	32%	36%
Computer	21%	22%
Industrial	9%	8%
Other	4%	6%

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

International sales were $33.2 million in the second quarter of 2004 compared to $27.7 million for the same period in 2003, an increase of $5.5 million, or 19.9%. International sales represented 92.3% of net revenues compared to 93.1% in the three months ended June 30, 2004 and 2003, respectively. International sales were $64.5 million for the six months ended June 30, 2004 compared to $55.1 million for the same period in 2003, an increase of $10.4 million, or 17.1%. International sales represented 92.1% of net revenues compared to 93.6% in the six months ended June 30, 2004 and 2003, respectively. In absolute dollars, the increase in our international sales for the three months and six months ended June 30, 2004 was primarily from increased sales of our products in the consumer end market with smaller increases in the computer and industrial end markets. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 77.8% and 81.6% of our product sales for the three months ended June 30, 2004 and 2003, respectively, and 78.2% and 81.5% of our product sales for the six months ended June 30, 2004 and 2003, respectively. While sales to all our major regions increased, combined sales to our customers in Europe and North America increased at a higher rate than sales to our customers in Asia. Combined sales to Europe and North America, as a percent of total product sales, were approximately 3.5% higher for the three and six months periods ended June 30, 2004, compared to the same period in 2003. We expect international sales to continue to account for a large portion of our net revenues.

Net product sales for the second quarter of 2004 were divided 55.0% to distributors and 45.0% to OEMs and power supply merchants, compared to 63.2% to distributors and 36.8% to OEMs and power supply merchants for the second quarter of 2003. For the six months ended June 30, 2004, net product sales were divided 55.5% to distributors and 44.5% to OEMs and power supply merchants, compared to 61.3% to distributors and 38.7% to OEMs and power supply merchants for the same period in 2003. In the three months ended June 30, 2004, two separate customers, both of who are distributors, accounted for approximately 18.6% and 18.0% of net revenues, and one OEM customer accounted for approximately 11.4% of net revenues. In the three months ended June 30, 2003, the same two distributors accounted for approximately 23.8% and 22.6% of net revenues. For the six months ended June 30, 2004, sales to the same two distributors accounted for approximately 20.5% and 16.8% of net revenues, respectively, compared to approximately 26.9% and 17.8% of net revenues, respectively, for the six months ended June 30, 2003. Sales to the same OEM customer accounted for approximately 12.4% of net revenues for the six months ended June 30, 2004 and less than 10% for the six months ended June 30, 2003.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from Matsushita and OKI, the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with the testing of both wafers and packaged components and testing of packaged components by sub-contractors. Gross profit was $16.6 million, or 46.1% of net revenues, for the three months ended June 30, 2004, compared to $15.1 million, or 50.8% of net revenues, for the three months ended June 30, 2003. Gross profit for the six months ended June 30, 2004 was $33.2 million, or 47.4% of net revenues, compared to $30.2 million, or 51.3% of net revenues for the same period in 2003. The decrease in gross profit percentage for the three months and six months ended June 30, 2004 was due primarily to lower overhead absorption earlier in the year as we reduced our inventory and, to a lesser extent, the strengthening of the Japanese yen over the past year.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses, expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the second quarter of 2004 were $4.1 million compared to $4.2 million for the same period in 2003, which represented 11.4% and 14.0% of our net revenues in each period, respectively. Research and development expenses for the six months ended June 30, 2004 were $8.2 million compared to $8.3 million for the same period in 2003, which represented 11.8% and 14.0% of our net revenues in each period, respectively. In absolute dollars, research and development expenses for the three months and six months ended June 30, 2004 were primarily unchanged from the same periods in 2003, but were significantly lower as a percent of net revenues as a result of increased revenues in the three and six months periods ended June 30, 2004 compared to the same periods in 2003. We expect research and development expenses to increase in absolute dollars, but those expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales offices and support offices, and field application engineering costs. Sales and marketing expenses were $3.9 million, or 11.0% of net revenues, for the second quarter of 2004, compared to $3.9 million, or 13.2% of net revenues for the same period in 2003. Sales and marketing expenses for the six months ended June 30, 2004 were $8.1 million compared to $8.0 million for the same period in 2003, which represented 11.5% and 13.5% of our net revenues in each period, respectively. In absolute dollars, sales and marketing expenses for the six months ended June 30, 2004 were slightly up from the same period in 2003, primarily as a result of expanding our worldwide sales and applications engineering staffs. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our sales and marketing presence worldwide, but may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and audit and tax services. For the quarters ended June 30, 2004 and 2003, general and administrative expenses were $2.1 million and $1.8 million, respectively, which represented 5.7% and 6.1% of our net revenues, respectively. For the six months ended June 30, 2004 and 2003, general and administrative expenses were $3.6 million and $3.4 million, respectively, which represented 5.2% and 5.8% of our net revenues, respectively. In absolute dollars general and administrative expenses for the three and six month periods were up from the same periods in 2003, primarily due to increased legal and professional services incurred. We expect general and administrative expenses to increase in absolute dollars, particularly in light of our recently filed patent infringement claim against System General Corporation and expenses related to compliance with the requirements of the Sarbanes-Oxley Act of 2002, but these expenses may fluctuate as a percentage of our net revenues.

Other income, net. Other income, net, for the second quarter of 2004 decreased by $0.3 million compared to the same period in 2003. For the six months ended June 30, 2004, other income, net, decreased by $0.3 million compared to the same period in 2003. The decrease for the three and six-month period ended June 30, 2004 was due primarily to fluctuation in foreign exchange rates in 2004 compared to 2003.

Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $1.6 million for the quarter ended June 30, 2004 compared to $1.5 million for the quarter ended June 30, 2003. The provision for income taxes was $3.6 million for the six months ended June 30, 2004 compared to $3.1 million for the same period in 2003. We adjusted our effective tax rate from 28% to 26% for the six months ended June 30, 2004 to reflect the estimated annual effective tax rate for 2004. Our estimated annual effective tax rate used for the six months ended June 30, 2003 was 28%. The difference between the statutory rate of 35% and our effective tax rate for the six months ended June 30, 2004 is due primarily to the favorable effects of research and development tax credits and international sales subject to lower tax rates. The difference between the statutory rate of 35% and our effective tax rate for the six months ended June 30, 2003 is due primarily to the favorable effects of research and development credits, extraterritorial income inclusion, and federal tax-exempt investments. The estimated annual effective income tax rate for 2004 may be subject to change in the future.

Liquidity and Capital Resources

As of June 30, 2004, we had approximately $134.9 million in cash, cash equivalents and short-term and long-term investments, an increase of approximately $19.5 million from December 31, 2003. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI, prior to the shipment of wafers by those foundries to us, and also to our workers compensation insurance carrier as part of our insurance program. As of June 30, 2004, there were outstanding letters of credit totaling approximately $5.1 million. The balance of this credit line was unused and available as of June 30, 2004. The line of credit agreement, which expires on June 30, 2006, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of June 30, 2004, we were in compliance with these financial covenants.

As of June 30, 2004, we had working capital, defined as current assets less current liabilities, of approximately $148.7 million, an increase of approximately $13.0 million from December 31, 2003. Our operating activities generated cash of $16.9 million and $4.7 million in the six months ended June 31, 2004 and 2003, respectively. Cash generated in the first six months of 2004 was principally the result of net income in the amount of $10.1 million, depreciation and amortization of $3.5 million, the tax benefit associated with employee stock plans of $1.8 million and a decrease in inventory of $3.3 million, partially offset by an increase in accounts receivable of $3.1. Cash generated in the first six months of 2003 was principally the result of net income in the amount of $8.1 million, depreciation and amortization of $3.4 million and the tax benefit associated with employee stock plans of $2.6 million, partially offset by increases in inventory of $5.0 million and accounts receivable of $3.0 million and a decrease in accounts payable of $1.9 million.

Our investing activities were net purchases of $10.8 million in the six months ended June 30, 2004 of short-term and long-term investments, and net proceeds from the maturities of short-term investments of $11.0 million in the six months ended June 30, 2003. Purchases of property and equipment were $2.9 million and $5.1 million in the six months ended June 30, 2004 and 2003, respectively. Our financing activities were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $5.6 million and $8.0 million in the six months ended June 30, 2004 and 2003, respectively.

During the first six months of 2004, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during the remainder of 2004, as a result of decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03–1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-1 is effective for years beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. We believe the adoption of EITF 03-1 will not have a material impact to our financial position, results of operations or cash flows.

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

Our international sales activities account for a substantial portion of our net revenues and subject us to substantial risks. Sales to customers outside of the United States account for a large portion of our net revenues, including approximately 92% and 94% of our net revenues in the six months ended June 30, 2004 and 2003, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business will suffer. We have supply arrangements for the production of wafers with Matsushita, which expires in June 2005, and with OKI, which expires in April 2008. Although certain aspects of our relationships with Matsushita and OKI are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Matsushita or OKI in the future, that they will continue to provide us with sufficient capacity at their wafer foundries to meet our needs, or that either of them will not seek an early termination of its wafer supply agreement with us. Any serious disruption in the supply of wafers from either OKI or Matsushita would harm our business. We estimate that it would take 9 to 18 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs. In May 2003, we signed a wafer supply agreement with a third wafer foundry, ZMD Analog Mixed Signal Services GmbH & CoKG. ZMD is located in Germany and is expected to be able to produce wafers for us by the end of 2004. Our agreement with ZMD expires on December 31, 2009.

Although we provide Matsushita and OKI with rolling forecasts of our production requirements, their ability to provide wafers to us is limited by the available capacity of the wafer foundry in which they manufacture wafers for us. An increased need for capacity to meet internal demands or demands of other customers could cause Matsushita and OKI to reduce capacity available to us. Matsushita and OKI may also require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers’ requirements. Any of these concessions could harm our business.

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

In the event of an earthquake, terrorist act or other disaster, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities situated near San Francisco, California, and most of our major suppliers (wafer foundries and assembly houses), are located in areas that have been subject to severe earthquakes. In the event of an earthquake, we and/or most of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any such interruption in our ability or that of our major suppliers to continue operations at our facilities could delay the development and shipment of our products.

Like other U.S. companies, our business and operating results are subject to uncertainties arising out of economic consequences of current and potential military actions or terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. Such uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products. Any of these results could substantially harm our business and results of operations, causing a decrease in our revenues.

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

On June 28, 2004, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company. Our complaint alleges certain circuits produced by System General Corporation infringed and continue to infringe certain of our patents. We seek, among other things, an order enjoining System General Corporation from infringing our patents and an award for damages resulting from the alleged infringement.

Litigation may be necessary to resolve the claims we have asserted against System General Corporation. There can be no assurance that we would prevail in any future litigation. Any litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which could have a material adverse effect on our business, financial condition and operating results. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results.

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

Recently enacted changes in securities laws and regulations are likely to increase our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance practices. The Act also requires the Securities and Exchange Commission to promulgate new rules on a variety of subjects. In addition to final rules made be the Securities and Exchange Commission, Nasdaq has revised its requirements for companies that are Nasdaq-listed. These new rules and regulations have and will increase our legal and financial compliance costs, and make some activities more difficult, time consuming and/or costly. These new rules and regulations also make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

The table below presents carrying value and related weighted average interest rates for our investment portfolio at June 30, 2004.

(in thousands, except average interest rates)	Carrying Value	Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Taxable securities	$78,695	1.29%
Tax exempt securities	24,415	1.21%

Total	103,110	1.27%

Investment Securities Classified as Short-term Investments:
U.S. government securities	11,055	1.83%

Total	11,055	1.83%

Investment Securities Classified as Long-term Investments:
U.S. corporate securities	2,410	2.00%
U.S. government securities	2,400	1.51%

Total	4,810	1.76%

Total investment securities	$118,975	1.34%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company. The Company’s complaint alleges certain circuits produced by System General Corporation infringed and continue to infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining System General Corporation from infringing the Company’s patents and an award for damages resulting from the alleged infringement.

Litigation may be necessary to resolve the claims the Company has asserted against System General Corporation. There can be no assurance that the Company would prevail in any future litigation. Any litigation, whether or not determined in the Company’s favor or settled by the Company, would be costly and would divert the efforts and attention of the Company’s management and technical personnel from normal business operations, which could have a material adverse effect on the Company’s business, financial condition and operating results. Adverse determinations in litigation could result in the loss of the Company’s proprietary rights, subject the company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of Power Integrations, Inc. held on June 3, 2004, the following proposals were adopted or not adopted as indicated by the margins noted below.

Proposal I - To elect the following persons as Class I directors to hold office for a three-year term and until their successors are elected and qualified:

	Voted For	Withheld	Broker Non-Votes
R. Scott Brown	27,440,301	1,317,577	—
Steven J. Sharp	22,170,301	6,587,577	—

The remaining directors are Balu Balakrishnan, Nicholas E. Brathwaite and E. Floyd Kvamme (terms expiring in 2005) and Alan D. Bickell, Howard F. Earhart and Balakrishnan S. Iyer (terms expiring in 2006).

Proposal II - To approve an amendment to our 1997 Stock Option Plan, which provides that effective January 1, 2005, 750,000 shares, which would otherwise only be available for grant under such plan pursuant to non-statutory stock options, may instead be granted pursuant to incentive stock options:

Voted For	Voted Against	Abstain	Broker Non-Votes
11,461,431	13,799,659	12,648	3,484,140

Proposal III - To approve an increase in the number of shares reserved for issuance under our 1997 Employee Stock Purchase Plan from 1,500,000 to 2,000,000 shares of common stock:

Voted For	Voted Against	Abstain	Broker Non-Votes
23,667,655	1,593,307	12,776	3,484,140

Proposal IV - To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004:

Voted For	Voted Against	Abstain	Broker Non-Votes
28,680,436	40,435	37,007	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K.

The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 26, 2004, pursuant to Item 12 (“Results of Operations and Financial Condition”). The Form 8-K included a press release announcing the Company’s financial results for the three months ended March 31, 2004 and forward-looking statements relating to fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: August 4, 2004	By:	/s/ JOHN M. COBB
John M. Cobb
Chief Financial Officer