Form 10-Q
period 2004-09-30
POWER INTEGRATIONS INC
filed 2004-11-03
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004
Common Stock, $.001 par value	31,028,495 shares

POWER INTEGRATIONS, INC.

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart and P I Expert are trademarks of Power Integrations, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,969	$110,271
Short-term investments	9,000	5,049
Accounts receivable	9,617	10,326
Inventories	22,219	23,113
Deferred tax assets	4,275	4,275
Prepaid expenses and other current assets	3,454	3,086

Total current assets	178,534	156,120

PROPERTY AND EQUIPMENT, net	51,688	51,977
INVESTMENTS	5,044	—
DEFERRED TAX ASSETS	1,598	1,598
OTHER ASSETS	1,775	1,467

	$238,639	$211,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,982	$7,918
Accrued payroll and related expenses	4,150	5,310
Income taxes payable	5,213	3,717
Deferred income on sales to distributors	3,580	2,565
Other accrued liabilities	1,073	934

Total current liabilities	21,998	20,444

STOCKHOLDERS’ EQUITY:
Common stock	31	30
Additional paid-in capital	131,549	121,474
Cumulative translation adjustment	(124)	(120)
Retained earnings	85,185	69,334

Total stockholders’ equity	216,641	190,718

	$238,639	$211,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
NET REVENUES:
Product sales	$32,322	$33,986	$101,306	$92,092
License fees and royalties	624	539	1,749	1,323

Total net revenues	32,946	34,525	103,055	93,415

COST OF REVENUES	17,188	18,222	54,053	46,908

GROSS PROFIT	15,758	16,303	49,002	46,507

OPERATING EXPENSES:
Research and development	4,096	4,287	12,336	12,552
Sales and marketing	3,412	3,846	11,467	11,811
General and administrative	2,382	1,701	6,010	5,132

Total operating expenses	9,890	9,834	29,813	29,495

INCOME FROM OPERATIONS	5,868	6,469	19,189	17,012
OTHER INCOME, net	339	129	729	785

INCOME BEFORE PROVISION FOR INCOME TAXES	6,207	6,598	19,918	17,797
PROVISION FOR INCOME TAXES	502	1,847	4,067	4,983

NET INCOME	$5,705	$4,751	$15,851	$12,814

EARNINGS PER SHARE:
Basic	$0.18	$0.16	$0.52	$0.44

Diluted	$0.18	$0.15	$0.49	$0.41

SHARES USED IN PER SHARE CALCULATION:
Basic	30,912	29,670	30,774	29,225

Diluted	31,994	32,153	32,506	31,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,851	$12,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,161	5,154
Deferred rent	—	88
Provision for accounts receivable and other allowances	380	539
Income tax benefit associated with employee stock plans	2,119	6,004
Stock compensation to non-employees	31	95
Change in operating assets and liabilities:
Accounts receivable	329	(3,961)
Inventories	894	(4,805)
Prepaid expenses and other current assets	(1,074)	(2,766)
Accounts payable	64	139
Income taxes payable and accrued liabilities	512	(191)
Deferred income on sales to distributors	1,015	72

Net cash provided by operating activities	25,282	13,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,708)	(8,581)
Purchases of held-to-maturity investments	(27,531)	(6,210)
Proceeds from maturities of held-to-maturity investments	18,770	25,913

Net cash (used in) provided by investing activities	(13,469)	11,122

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	7,926	16,295
Principal payments under capitalized lease obligations	(41)	(181)

Net cash provided by financing activities	7,885	16,114

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,698	40,418
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,271	77,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129,969	$117,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$7

Cash paid for income taxes, net	$268	$414

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of September 30, 2004, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Shipping terms to OEMs and merchant power supply manufacturers are delivered at frontier, which is commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by the distributors. As a result of the Company’s distributor agreements, the Company defers the recognition of revenue and the proportionate costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The Company evaluates the amounts to defer based on the level of actual inventory on hand at its distributors as well as inventory that is in transit to its distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

The Company has a wafer supply agreement and a technology license agreement with an unaffiliated manufacturer. The wafer supply agreement, which expires in June 2005, is renewable upon mutual agreement by the parties. In connection with the technology license agreement, the Company is entitled to receive a royalty on the manufacturer’s sales of products that incorporate the Company’s technology.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expense related to employee ownership programs through stock options

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” APB No. 25 provides that expense relative to the Company’s employee ownership programs through stock options is measured based on the intrinsic value of stock options granted on the date of the grant and the Company recognizes expense in its statement of income using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. Had expense related to employee ownership programs through the Company’s stock option plans been determined under a fair value method consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” and related interpretations, the Company’s net income would have been reduced to the following pro forma amounts (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$5,705	$4,751	$15,851	$12,814

Deduct employee stock ownership expense determined under fair-value-based method for all awards, net of tax:
Stock options granted under stock option plans	(4,161)	(3,565)	(13,660)	(12,088)
Stock purchase rights under the Employee Stock Purchase Plan	(138)	(92)	(460)	(369)

Pro forma net income	$1,406	$1,094	$1,731	$357

Basic earnings per share:
As reported	$0.18	$0.16	$0.52	$0.44

Pro forma	$0.05	$0.04	$0.06	$0.01

Diluted earnings per share:
As reported	$0.18	$0.15	$0.49	$0.41

Pro forma	$0.04	$0.03	$0.05	$0.01

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rates	3.54%	2.98%	2.99%-3.54%	2.63%-3.85%
Expected volatility rates	78%	92%	78%	92%
Expected dividend yield As reported	—	—	—	—
Expected life of stock options (years)	5.2	4.5	5.2	4.5

Weighted-average grant date fair value of options granted	$19.25	$25.46	$26.49	$15.02

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rates	1.79%	1.02%	1.00%-1.79%	1.02%-1.19%
Expected volatility rates	54%	53%	54%	53%
Expected dividend yield	—	—	—	—
Expected life (years)	0.5	0.5	0.5	0.5

Weighted-average estimated fair value of purchase rights	$17.28	$12.56	$17.28	$12.56

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

On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for sales returns, distributor price protection allowances (ship and debit reserve), allowance for doubtful accounts, excess and obsolete inventories and income taxes. These estimates are based on historical facts and various other assumptions that the Company believes to be reasonable at the time the estimates are made.

Comprehensive Income

Comprehensive income for the Company consists of net income, plus the effect of foreign currency translation adjustments. Such adjustments were not material for the nine months ended September 30, 2004 and 2003. Accordingly, comprehensive income closely approximates actual net income.

Segment Reporting

The Company is organized and operates as one business segment - the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC to DC and DC to DC power conversion markets.

3. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$876	$1,522
Work-in-process	7,043	9,650
Finished goods	14,300	11,941

	$22,219	$23,113

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s end user base is highly concentrated and a relatively small number of OEMs, power supply merchants and distributors typically account for a significant portion of the Company’s net revenues. The top ten customers accounted for approximately 69.9% and 77.0% of total net revenues for the three months ended September 30, 2004 and 2003, respectively, and 70.4% and 77.0% of total net revenues for the nine months ended September 30, 2004 and 2003, respectively.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2004	2003	2004	2003
A...	15.5%	22.1%	18.9%	19.4%
B...	17.4%	21.8%	17.0%	25.0%
C...	*	11.1%	10.7%	*

*	less than 10%

Customers A and B are distributors of the Company’s products and customer C is an OEM.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of September 30, 2004 and December 31, 2003, approximately 74.4% and 71.3% of accounts receivable, respectively, were concentrated with the top ten customers.

The following customers accounted for more than 10% of accounts receivable:

Customer	September 30, 2004	December 31, 2003
A…	18.8%	25.4%
B…	17.9%	16.0%

Customers A and B are distributors of the Company’s products.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Hong Kong/China	24.4%	26.9%	26.9%	29.5%
Taiwan	24.1%	28.9%	22.2%	25.6%
Korea	18.5%	19.2%	20.6%	20.1%
Western Europe (excluding Germany)	12.7%	7.7%	10.2%	7.2%
Germany	5.1%	4.8%	5.0%	5.0%
Japan	2.1%	1.8%	2.5%	1.8%
Singapore	1.7%	1.3%	1.9%	1.8%
Other	2.6%	2.5%	2.5%	2.4%

Total foreign.	91.2%	93.1%	91.8%	93.4%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 97.8% and 97.9% of net revenues from product sales for the three months ended September 30, 2004 and 2003, respectively, and 97.3 % and 98.9% of net revenues from product sales for the nine months ended September 30, 2004 and 2003, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX and TOPSwitch GX. TinySwitch products include TinySwitch and TinySwitch II.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic earnings per share:
Net income	$5,705	$4,751	$15,851	$12,814

Weighted average common shares	30,912	29,670	30,774	29,225

Basic earnings per share	$0.18	$0.16	$0.52	$0.44

Diluted earnings per share:
Net income	$5,705	$4,751	$15,851	$12,814

Weighted average common shares	30,912	29,670	30,774	29,225
Effect of dilutive securities:
Stock options	1,070	2,462	1,689	2,082
Employee stock purchase plan	12	21	43	43

Diluted weighted average common shares	31,994	32,153	32,506	31,350

Diluted earnings per share	$0.18	$0.15	$0.49	$0.41

Options to purchase 2,021,238 and 256,099 shares of Company common stock outstanding for the three month periods ended September 30, 2004 and 2003, respectively, and options to purchase 1,537,701 and 392,919 shares of Company common stock outstanding for the nine month periods ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the exercise prices of the options to purchase shares of Company common stock were greater than the average market price of the Company’s common stock during those periods, and therefore, their effect would have been antidilutive.

6. PROVISION FOR INCOME TAXES:

Income tax expense for the nine-month periods ended September 30, 2004 and 2003 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate used for the nine-month period ended September 30, 2004 is primarily due to the beneficial impact of lower income tax rates on international sales, research and development credits and a benefit of $1.1 million resulting from a reduction in the Company’s estimated income-tax liabilities due to the favorable conclusion of certain tax contingencies. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate used for the nine-month period ended September 30, 2003 is primarily due to the beneficial impact of research and development credits, extraterritorial income exclusion and Federal tax-exempt investments. The tax provision for the three and nine month periods ended September 30, 2004 was calculated using an annual effective income tax rate of 26%, which was adjusted for the favorable conclusion of certain tax contingencies in the third quarter of 2004, which resulted in an effective tax rate of approximately 8% and 20% for the three and nine month periods, respectively. The tax provision for the three and nine month periods ended September 30,

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 was calculated using an annual effective income tax rate of 28%. The estimated effective income tax rate for the quarter ending December 31, 2004 is 26%. The estimated annual effective income tax rate for 2004 is 26% reduced by the impact of the $1.1 million reduction recorded in the third quarter of 2004. The estimated income tax rates for the quarter and year ended December 31, 2004 may be subject to change.

7. INDEMNIFICATIONS:

The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (“DSA”). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages that may be awarded against the distributor in the event the Company’s hardware is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party (Customer Indemnification). The DSA generally limits the scope of and remedies for the Customer Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification to individual customers.

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

8. RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46 (revised December 2003 by FIN No. 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FIN No. 46, “Consolidation of Variable Interest Entities,” issued in January 2003. The Company is required to apply FIN No. 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN No. 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. As of September 30, 2004, the Company did not have any VIEs and therefore, management believes the adoption of FIN No. 46R will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03–1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB. However, the disclosure requirements continue to be effective for annual periods ending after June 15, 2004. Management believes the adoption of EITF 03-1 will not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2004, the FASB issued EITF Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. Management believes the adoption of EITF 02-14 will not have a material impact to the Company’s financial position, results of operations or cash flows.

9. LEGAL PROCEEDINGS:

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company. The Company’s complaint alleges that certain circuits produced by System General Corporation infringed and continue to infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining System General Corporation from infringing the Company’s patents and an award for damages resulting from the alleged infringement.

On October 20, 2004, the Company filed a complaint for patent infringement in the U.S. District Court for the District of Delaware, against Fairchild Semiconductor International, Inc., a Delaware corporation, and Fairchild Semiconductor Corporation, a Delaware corporation (collectively, “Fairchild”). The Company’s complaint alleges that Fairchild produces certain circuits which infringed and continue to infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining Fairchild from infringing the Company’s patents and an award for damages resulting from the alleged infringement.

There can be no assurance that the Company will prevail in its litigation with either System General or Fairchild. This litigation, whether or not determined in the Company’s favor or settled by the Company, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, which could have a material adverse effect on the Company’s business, financial condition and operating results. Adverse determinations in litigation could result in the loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, or ICs, for use primarily in AC to DC and DC to DC power conversion markets. These ICs are used in a wide variety of electronic products primarily for the communications, consumer, computer and industrial electronics markets. Our strategy is to continue to diversify into new markets and to expand our existing customer base. We believe we can achieve these strategies by developing products, which are more energy efficient and have increased functionality, and by focusing on cost reduction strategies to remain price competitive. Our business is characterized by short-term orders and short customer lead times. Customers can cancel or reschedule orders without significant penalty. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially.

We have developed several families of high-voltage power conversion ICs, which we believe are the first highly integrated power conversion ICs to achieve widespread market acceptance. These patented ICs achieve a high level of system integration by combining a number of electronic components into a single IC. Our TOPSwitch, TinySwitch, DPA-Switch and LinkSwitch products enable many power supplies to have a total cost equal to or lower than linear power supplies and power supplies built with discrete electronic components. Our products offer the following key benefits to manufacturers of power supplies:

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

We license certain technologies and grant limited product manufacturing and marketing rights to strategic parties in return for wafer foundry relationships, license fees, product royalty arrangements and other consideration. License fees and royalties consist primarily of royalties on products shipped by licensees incorporating licensed technology, and have accounted for a small percentage of our net revenues.

A portion of our cost of revenues consists of the cost of wafers. We currently purchase wafers from Matsushita Electric Industrial Co, Ltd. (“Matsushita”), and from OKI Electric Industry (“OKI”). The contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen. The agreements with both vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations. We have a wafer supply agreement with a third wafer foundry, ZMD Analog Mixed Signal Services GmbH & CoKG (“ZMD”). Our agreement to purchase wafers from ZMD is denominated in U.S. dollars. We have completed the qualification of ZMD as our third foundry partner and expect to begin taking delivery of production wafers from ZMD during the fourth quarter of 2004.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, particularly those related to revenue recognition, sales returns, allowance for ship and debit, doubtful accounts receivables and inventories. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to OEMs and merchant power supply manufacturers are delivered at frontier, commonly known as DAF. As such, title to our product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. At that time, we provide for estimated sales returns and other allowances related to those sales. Between 50% and 65% of our sales are made to distributors under terms allowing certain rights of return and price protection for our products held in the distributors’ inventories. Therefore, we defer the recognition of revenue and the proportionate cost of revenues derived from sales to distributors until the distributors sell our products to their customers. We evaluate the amounts to defer based on the level of actual distributors’ inventory on hand as well as inventory that is in transit to the distributors. The gross profit that we defer as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

We have a wafer supply agreement and a technology license agreement with an unaffiliated manufacturer. The wafer supply agreement, which expires in June 2005, is renewable. In connection with the technology license agreement, we are entitled to receive a royalty on the manufacturer’s sales of its own products that incorporate our technology.

Estimating sales returns and allowances

Net revenues consist of product revenues reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze a number of factors, including: historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products. We analyze these factors when we initially establish the reserve, and then each quarter when we review the adequacy of the reserve. This reserve is reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our net revenues could be adversely affected.

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

Estimating allowance for doubtful accounts

We maintain an allowance for losses we may incur as a result of our customers’ inability to make required payments. Any increase in the allowance results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and then evaluating the adequacy of the allowance for doubtful accounts each quarter, we analyze among other things, historical bad debt, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers unexpectedly deteriorated, resulting in their inability to pay us, or if we otherwise underestimate the losses we incur as a result of our customers’ inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

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

Income taxes

We recognize Federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize Federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. As of September 30, 2004, no valuation allowance had been recorded to reduce our deferred tax assets. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position. We account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended September 30,		Percentage of Total Net Revenues for Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
Product sales.	98.1%	98.4%	98.3%	98.6%
License fees and royalties	1.9	1.6	1.7	1.4

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues	52.2	52.8	52.5	50.2

Gross profit.	47.8	47.2	47.5	49.8

Operating expenses:
Research and development	12.4	12.5	12.0	13.5
Sales and marketing	10.4	11.1	11.1	12.6
General and administrative	7.2	4.9	5.8	5.5

Total operating expenses	30.0	28.5	28.9	31.6

Income from operations	17.8	18.7	18.6	18.2
Other income, net	1.0	0.4	0.7	0.8

Income before provision for income taxes	18.8	19.1	19.3	19.0

Provision for income taxes	1.5	5.3	3.9	5.3

Net income	17.3%	13.8%	15.4%	13.7%

Comparison of the Three Months and Nine Months Ended September 30, 2004 and 2003

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by licensees of our technology. Net revenues for the three months ended September 30, 2004 were $32.9 million compared to $34.5 million for the three months ended September 30, 2003, a decrease of $1.6 million, or 4.6%. Net revenues for the nine months ended September 30, 2004 were $103.1 million compared to $93.4 million for the comparable period of 2003, an increase of $9.6 million or 10.3%.

Net revenues from product sales were $32.3 million and $34.0 million in the third quarter of 2004 and 2003, respectively. Net revenues from product sales were $101.3 million and $92.1 million in the nine months ended September 30, 2004 and 2003, respectively. The decrease in net revenues from product sales for the three months ended September 30, 2004 was driven primarily by decreased sales of our products in the communications end market due to weak demand with a smaller decrease in the computer end market. These decreases were somewhat offset by increased sales of our products in the consumer and industrial end markets. The increase in net revenues from product sales for the nine months ended September 30, 2004 was primarily from increased demand in the consumer, computer and industrial end markets in the first half of the year, offset by a decrease in the communication end market. Net revenues from non-cell phone applications, including the consumer market, the industrial market and the computer market, were up in the aggregate 22% year-to-date compared to the first nine months of 2003. Specifically, for this period, net revenues from the consumer market were up 35%, net revenues from the industrial market were up 26%, and net revenues from the computer market were up 5%.

Approximate revenue mix by product family expected for the full year 2004 compared to actual revenue mix by product family for 2003 is as follows:

	Twelve Months Ended December 31,
Product Family	2004	2003
	(estimate)	(actual)
TinySwitch I and II	53%	51%
TopSwitch FX and GX	29%	27%
TopSwitch I and II	15%	20%
LinkSwitch and DPA-Switch	3%	2%

	100%	100%

Approximate revenue mix by end markets served expected for the full year 2004 compared to actual revenue mix by end markets for 2003 is as follows:

	Twelve Months Ended December 31,
End Market	2004	2003
	(estimate)	(actual)
Consumer	33%	28%
Communications	32%	36%
Computer	22%	22%
Industrial	9%	8%
Other	4%	6%

	100%	100%

Customer demand for our products can change quickly and unexpectedly. Our customers perceive that our products are readily available and typically order only for their short-term needs. Our revenue levels are highly dependent on the amount of new orders that are received for which product can be delivered by us within the same period. Orders that are booked and shipped within the same period are called “turns business.” Because of the uncertainty of customer demand, and the short lead-time environment and high turns business, it is difficult to predict future levels of revenues and profitability.

International sales were $30.1 million in the third quarter of 2004 compared to $32.1 million for the same period in 2003, a decrease of $2.1 million, or 6.5%. International sales represented 91.2% of net revenues compared to 93.1% in the three months ended September 30, 2004 and 2003, respectively. International sales were $94.6 million for the nine months ended September 30, 2004 compared to $87.3 million for the same period in 2003, an increase of $7.3 million, or 8.4%. International sales represented 91.8% of net revenues compared to 93.4% in the nine months ended September 30, 2004 and 2003, respectively. As with our worldwide product revenue, the decrease in our international sales for the three months ended September 30, 2004 reflected a slowdown in sales of our products in the communications end market due to weak demand after seeing increased sales of our products across all of our end markets during the first half of the year. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 73.4% and 80.2% of our product sales for the three months ended September 30, 2004 and 2003, respectively, and 76.6% and 81.0% of our product sales for the nine months ended September 30, 2004 and 2003, respectively. Combined product sales to our customers in Europe and North America increased as a percentage of total product sales while sales to our customers in Asia declined as a percentage of total product sales. Combined sales to Europe and North America, as a percent of total product sales, were approximately 7.2% higher for the three months ended September 30, 2004 and approximately 4.6% higher for the nine months ended September 30, 2004, compared to the same periods in 2003. We expect international sales to continue to account for a large portion of our net revenues.

Net product sales for the third quarter of 2004 were divided 54.4% to distributors and 45.6% to OEMs and power supply merchants, compared to 60.3% to distributors and 39.7% to OEMs and power supply merchants for the third quarter of 2003. For the nine months ended September 30, 2004, net product sales were divided 55.1% to distributors and

44.9% to OEMs and power supply merchants, compared to 60.8% to distributors and 39.2% to OEMs and power supply merchants for the same period in 2003. In the three months ended September 30, 2004, two separate customers, both of who are distributors, accounted for approximately 15.5% and 17.4% of our net revenues, respectively. In the three months ended September 30, 2003, the same two distributors accounted for approximately 22.1% and 21.8% of our net revenues, respectively. No other customers accounted for 10% or more of our net revenues in that period. For the nine months ended September 30, 2004, sales to the same two distributors accounted for approximately 18.9% and 17.0% of our net revenues, respectively, compared to approximately 19.4% and 25.0% of our net revenues, respectively, for the nine months ended September 30, 2003. A third customer who is an OEM accounted for approximately 10.7% of our net revenues for the nine months ended September 30, 2004 and less than 10% for the nine months ended September 30, 2003.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from Matsushita and OKI, the assembly and packaging of our products by sub-contractors, internal labor and overhead costs associated with the testing of both wafers and packaged components and testing of packaged components by sub-contractors. Gross profit was $15.8 million, or 47.8% of net revenues, for the three months ended September 30, 2004, compared to $16.3 million, or 47.2% of net revenues, for the three months ended September 30, 2003. Gross profit for the nine months ended September 30, 2004 was $49.0 million, or 47.5% of net revenues, compared to $46.5 million, or 49.8% of net revenues for the same period in 2003. The increase in gross profit percentage for the three months ended September 30, 2004 reflects improved labor and overhead costs absorbed on products sold during the third quarter of 2004. The decrease in gross profit percentage for the nine months ended September 30, 2004 was due primarily to lower overhead absorption earlier in the year as we reduced our inventory and, to a lesser extent, the strengthening of the Japanese yen over the past year.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses, expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the third quarter of 2004 were $4.1 million compared to $4.3 million for the same period in 2003, which represented 12.4% of our net revenues in both periods. Research and development expenses for the nine months ended September 30, 2004 were $12.3 million compared to $12.6 million for the same period in 2003, which represented 12.0% and 13.4% of our net revenues in each period, respectively. As a percentage of net revenues, research and development expenses for the nine months ended September 30, 2004 were lower than during the comparable period in 2003, primarily as a result of increased revenues in 2004. We expect research and development expenses to increase in absolute dollars, but those expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales offices and support offices, and field application engineering costs. Sales and marketing expenses were $3.4 million, or 10.4% of net revenues, for the third quarter of 2004, compared to $3.8 million, or 11.1% of net revenues for the same period in 2003. Sales and marketing expenses for the nine months ended September 30, 2004 were $11.5 million compared to $11.8 million for the same period in 2003, which represented 11.1% and 12.6% of our net revenues in each period, respectively. In absolute dollars, sales and marketing expenses for the three and nine months ended September 30, 2004 were slightly down from the same periods in 2003, primarily as a result of lower sales commissions in 2004. However, while sales and marketing expenses may fluctuate as a percentage of our net revenues, we expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our sales and marketing presence worldwide.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and fees for audit and tax services. For the quarters ended September 30, 2004 and 2003, general and administrative expenses were $2.4 million and $1.7 million, respectively, which represented 7.2% and 4.9% of our net revenues, respectively. For the nine months ended September 30, 2004 and 2003, general and administrative expenses were $6.0 million and $5.1 million, respectively, which represented 5.8% and 5.5% of our net revenues, respectively. General and administrative expenses increased for the three and nine month periods in 2004, primarily due to increased legal and professional services incurred. This includes a substantial increase in legal expenses and other costs related to compliance activities resulting from the Sarbanes-Oxley Act of 2002, and in particular, Section 404 of that Act, which requires documentation and testing of our internal controls over financial reporting. We expect general and administrative expenses to increase in absolute dollars, particularly in light of recently filing separate patent infringement claims against

System General Corporation and Fairchild Semiconductor (as described in Part II Other Information, Item 1 Legal Proceedings), and ongoing efforts to comply with the requirements of the Sarbanes-Oxley Act, but these expenses may fluctuate as a percentage of our net revenues.

Other income, net. Other income, net, for the third quarter of 2004 increased by $0.2 million compared to the same period in 2003. For the nine months ended September 30, 2004, other income, net, was $0.7 million, which was slightly lower compared the same period in 2003. The increase for the three-month period ended September 30, 2004 was due primarily to increases in cash and investments and slightly increased interest rates.

Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $0.5 million for the quarter ended September 30, 2004 compared to $1.8 million for the quarter ended September 30, 2003. The provision for income taxes was $4.1 million for the nine months ended September 30, 2004 compared to $5.0 million for the same period in 2003. The difference between the Federal statutory rate of 35% and our effective tax rate used for the nine-month period ended September 30, 2004 is primarily due to the beneficial impact of lower income tax rates on international sales, research and development credits and a benefit of $1.1 million resulting from a reduction in our estimated income-tax liabilities due to the favorable conclusion of certain tax contingencies. The difference between the Federal statutory rate of 35% and our effective tax rate used for the nine-month period ended September 30, 2003 is primarily due to the beneficial impact of research and development credits, extraterritorial income exclusion and Federal tax-exempt investments. The tax provision for the three and nine month periods ended September 30, 2004 was calculated using an annual effective income tax rate of 26%, which was adjusted for the favorable conclusion of certain tax contingencies in the third quarter of 2004, which resulted in an effective tax rate of approximately 8% and 20% for the three and nine month periods, respectively. The tax provision for the three and nine month periods ended September 30, 2003 was calculated using an annual effective income tax rate of 28%. The estimated effective income tax rate for the quarter ended December 31, 2004 is 26%. The estimated annual effective income tax rate for 2004 is 26% reduced by the impact of the $1.1 million reduction recorded in the third quarter of 2004. The estimated income tax rates for the quarter and year ended December 31, 2004 may be subject to change.

Liquidity and Capital Resources

As of September 30, 2004, we had approximately $144.0 million in cash, cash equivalents and short-term and long-term investments, an increase of approximately $28.7 million from December 31, 2003. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI, prior to the shipment of wafers by those foundries to us, and also to our workers compensation insurance carrier as part of our insurance program. As of September 30, 2004, there were outstanding letters of credit totaling approximately $5.2 million. The balance of this credit line was unused and available as of September 30, 2004. The line of credit agreement, which expires on June 30, 2006, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of September 30, 2004, we were in compliance with these financial covenants.

As of September 30, 2004, we had working capital, defined as current assets less current liabilities, of approximately $156.5 million, an increase of approximately $20.9 million from December 31, 2003. Our operating activities generated cash of $25.3 million and $13.2 million in the nine months ended September 30, 2004 and 2003, respectively. Cash generated in the first nine months of 2004 was principally the result of net income in the amount of $15.9 million plus additions from non-cash activities of $7.7 million and a decrease in inventory of $0.9 million and an increase in deferred income of $1.0 million, partially offset by an increase in prepaid expenses of $1.1 million. Cash generated in the first nine months of 2003 was principally the result of net income in the amount of $12.8 million, plus additions for non-cash activities of $11.9 million partially offset by increases in inventory of $4.8 million, accounts receivable of $4.0 million and prepaid expenses of $2.8 million.

Our investing activities were net purchases of $8.8 million in the nine months ended September 30, 2004 of short-term and long-term investments, and net proceeds from the maturities of short-term investments of $19.7 million in the nine months ended September 30, 2003. Purchases of property and equipment were $4.7 million and $8.6 million in the nine months ended September 30, 2004 and 2003, respectively. Our financing activities were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $7.9 million and $16.3 million in the nine months ended September 30, 2004 and 2003, respectively.

On October 20, 2004, we announced that our board of directors had authorized the repurchase of up to $40.0 million of our common stock. The repurchases will take place from time to time on the open market. In addition, the board of directors authorized that the repurchases be made pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The repurchase program may be suspended or discontinued at any time.

During the first nine months of 2004, a significant portion of our cash flow was generated by our operations. If our operating results were to deteriorate as a result of decrease in customer demand for our products, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46 (revised December 2003 by FIN No. 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FIN No. 46, “Consolidation of Variable Interest Entities,” issued in January 2003. We are required to apply FIN No.46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN No. 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non controlling interest of the VIE. As of September 30, 2004, we did not have any VIEs and therefore, we believe the adoption of FIN No. 46R will not have a material impact on our financial position, results of operations or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03–1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB. However, the disclosure requirements continue to be effective for annual periods ending after June 15, 2004. We believe the adoption of EITF 03-1 will not have a material impact to our financial position, results of operations or cash flows.

In June 2004, the FASB issued EITF Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We believe the adoption of EITF 02-14 will not have a material impact to our financial position, results of operations or cash flows.

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

Some of the factors that could affect our operating results include the following:

•	the volume and timing of orders received from customers;

•	the volume and timing of orders placed by us with our wafer foundries;

•	changes in product mix including the impact of new product introduction on existing products;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the timing of investments in research and development and sales and marketing;

•	cyclical semiconductor industry conditions;

•	fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen; and

•	proposed changes to GAAP which may require recording compensation expense for employee stock options.

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

Our international sales activities account for a substantial portion of our net revenues and subject us to substantial risks. Sales to customers outside of the United States account for, and have accounted for a large portion of our net revenues, including approximately 91% and 93% of our net revenues in the nine months ended September 30, 2004 and 2003, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business will suffer. We have supply arrangements for the production of wafers with Matsushita, which expires in June 2005, and with OKI, which expires in April 2008. Although certain aspects of our relationships with

Matsushita and OKI are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Matsushita or OKI in the future, that the wafer foundries’ capacity will meet our needs, or that either of them will not seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from either OKI or Matsushita would harm our business. We estimate that it would take 9 to 18 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs. In May 2003, we signed a wafer supply agreement with a third wafer foundry, ZMD Analog Mixed Signal Services GmbH & CoKG (“ZMD”), which is located in Germany. We completed the qualification of ZMD as our third foundry partner and expect to begin taking delivery of production wafers from ZMD during the fourth quarter of 2004. Our agreement with ZMD expires on December 31, 2009.

Although we provide Matsushita and OKI with rolling forecasts of our production requirements, their ability to provide wafers to us is ultimately limited by the available capacity of the wafer foundry in which they manufacture wafers for us. Any reduction in wafer foundry capacity available to us could require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers’ requirements. Any of these concessions could harm our business.

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

Matsushita has licenses to our technology, which it may use to our detriment. Our ability to take advantage of the potentially large Japanese market for our products is largely dependent on Matsushita and its ability to promote and deliver our products. Pursuant to our agreement with Matsushita, Matsushita has the right to manufacture and sell products using our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Although we receive royalties on Matsushita’s sales, these royalties are substantially lower than the gross profit we receive on direct sales. We cannot assure that Matsushita will not use the technology rights within the restrictions we have granted it to develop or market competing products following any termination of its relationship with us or after termination of Matsushita’s royalty obligation to us.

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

If we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability. Our success depends upon our ability to protect our intellectual property, including patents, trade secrets, copyrights, and know-how, and to continue our technological innovation. We cannot assure that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. From time to time we have received, and we may receive in the future, communications alleging possible infringement of patents or other intellectual property rights of others. Litigation, which could result in substantial cost to us, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could cause us to lose market share and harm our business.

Moreover, the laws of some foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the United States, thus increasing the possibility of infringement of our intellectual property.

On June 28, 2004, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company. Our complaint alleges that certain circuits produced by System General Corporation infringed and continue to infringe certain of our patents. We seek, among other things, an order enjoining System General Corporation from infringing our patents and an award for damages resulting from the alleged infringement.

On October 20, 2004, we filed a complaint for patent infringement in the U.S. District Court for the District of Delaware, against Fairchild Semiconductor International, Inc., a Delaware corporation, and Fairchild Semiconductor Corporation, a Delaware corporation (collectively, “Fairchild”). Our complaint alleges that Fairchild produces certain circuits, which infringed and continue to infringe certain of our patents. We seek, among other things, an order enjoining Fairchild from infringing our patents and an award for damages resulting from the alleged infringement.

There can be no assurance that we will prevail in our litigation with either System General or Fairchild. This litigation, whether or not determined in our favor or settled by us, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, which could have a material adverse effect on our business, financial condition and operating results. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results.

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

Recently enacted changes in securities laws and regulations are likely to increase our costs. The Sarbanes-Oxley Act of 2002 requires changes in some of our corporate governance practices. The Sarbanes-Oxley Act also requires the Securities and Exchange Commission to promulgate new rules on a variety of subjects. In addition to final rules made by the Securities and Exchange Commission, Nasdaq has revised its requirements for companies that are Nasdaq-listed. These new rules and regulations have and will increase our legal and financial compliance costs, and make some activities more difficult, time consuming and/or costly. These new rules and regulations also make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly qualified members to serve on our audit committee, and qualified executive officers.

Additionally, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of the assessment of our internal controls has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that the ongoing review of our internal controls over financial reporting will enable us to provide an assessment of our internal controls and our external auditors to provide their audit opinion as of December 31, 2004 as required by Section 404 of the Sarbanes-Oxley Act, we can give no assurance that these efforts will be completed on a timely and successful basis.

Moreover, because these laws, regulations and standards promulgated by the Sarbanes-Oxley Act are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our Form 10-K for the year ended December 31, 2003.

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

The table below presents carrying value and related weighted average interest rates for our investment portfolio at September 30, 2004.

(in thousands, except average interest rates)

	Carrying Value	Weighted Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Taxable securities	$80,772	1.85%
Tax exempt securities	36,311	1.41%

Total	117,083	1.71%

Investment Securities Classified as Short-term Investments:
U.S. government securities	9,000	2.44%

Total	9,000	2.44%

Investment Securities Classified as Long-term Investments:
U.S. corporate securities	2,496	2.10%
U.S. government securities	2,548	1.50%

Total	5,044	1.80%

Total investment securities	$131,127	1.77%

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe. Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts; however, the contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen and both agreements allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations. We maintain a Japanese yen account with a U.S. bank for payments to our wafer suppliers in Japan.

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

(b) There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company. The Company’s complaint alleges that certain circuits produced by System General Corporation infringed and continue to infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining System General Corporation from infringing the Company’s patents and an award for damages resulting from the alleged infringement.

On October 20, 2004, the Company filed a complaint for patent infringement in the U.S. District Court for the District of Delaware, against Fairchild Semiconductor International, Inc., a Delaware corporation, and Fairchild Semiconductor Corporation, a Delaware corporation (collectively, “Fairchild”). The Company’s complaint alleges that Fairchild produces certain circuits, which infringed and continue to infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining Fairchild from infringing the Company’s patents and an award for damages resulting from the alleged infringement.

There can be no assurance that the Company will prevail in its litigation with either System General or Fairchild. This litigation, whether or not determined in the Company’s favor or settled by the Company, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, which could have a material adverse effect on the Company’s business, financial condition and operating results. Adverse determinations in litigation could result in the loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

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

POWER INTEGRATIONS, INC.

Date: November 3, 2004	By:	/S/ JOHN M. COBB
John M. Cobb
Chief Financial Officer