Form 10-K
period 2004-12-31
POWER INTEGRATIONS INC
filed 2005-03-16
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.408 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of registrant’s voting and non-voting common equity held by nonaffiliates of registrant on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $885,512,102, based upon the closing sale price of the common stock as reported on the NASDAQ National Market. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of February 28, 2005: 29,775,308.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the definitive Proxy Statement for registrant’s 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form are incorporated by reference into Part III of this Form 10-K Report.

PART I

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, and P- I Expert are trademarks of Power Integrations, Inc.

Item 1. Business

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, commonly referred to as ICs, primarily for use in electronic power supplies, also known as switched-mode power supplies or switchers. Power supplies convert electricity from a source, such as a wall socket, to the power needed by an electronic device. This conversion entails, among other functions, reducing the voltage and, when necessary, converting alternating current to direct current (AC-DC). Switched-mode power supplies perform these functions using an array of electronic components, often including ICs such as ours. The vast majority of our ICs are used in AC-DC switchers, though we are now also targeting certain DC-DC applications. Our focus is on applications that are sensitive to size, portability, energy efficiency and time-to-market, which are the primary benefits that our ICs provide. We have targeted applications in the following markets for our ICs:

•	the communications market;

•	the consumer market;

•	the computer market; and

•	the industrial electronics markets.

We believe our patented TOPSwitch ICs, introduced in 1994, were the first highly integrated power conversion ICs to achieve widespread market acceptance. Since the introduction of TOPSwitch, we have introduced a number of other families of ICs that further improve upon the functionality and cost-effectiveness of TOPSwitch, and enable us to address a wider range of applications. In June 2002, we further expanded our addressable market with the introduction of DPA-Switch, a highly integrated high-voltage DC-DC power conversion IC designed specifically for use in distributed power architectures. With our current portfolio of products we can address applications requiring up to 290 watts of power, in AC-DC applications, and up to 100 watts of power in DC-DC applications. Since introducing TOPSwitch in 1994, we have shipped approximately 1.5 billion ICs.

We were incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997. We maintain a World Wide Website at www.powerint.com.

Industry Background

Virtually every electronic device that plugs into a wall socket requires a power supply to convert high-voltage alternating current, provided by electric utilities, into low-voltage direct current required by most electronic devices. A power supply may be located inside a device, such as a DVD player or computer, or it may be outside the device as in the case of a cell phone charger or a cordless phone adapter.

Until approximately 1970, virtually all AC-DC power supplies used linear transformers to reduce voltage and provide safety isolation. These devices, consisting primarily of copper wire wound around an iron core, tend to be bulky, heavy, and inefficient, meaning that they waste a substantial amount of electricity. In the 1970s, the invention of high-voltage discrete semiconductors enabled the development of a new generation of power supplies known as switchers, which operate at much higher frequencies, allowing the use of smaller, more efficient transformers.

Although discrete switchers offer advantages over linear transformers, particularly for high-power applications, over the years they have not kept pace with the technological advances made in the electronic devices they power. Discrete switchers require numerous components, limiting the power supply designer’s ability to reduce the size and increase the functionality of power supplies while also meeting increasingly stringent cost and energy-efficiency requirements. In addition, discrete switchers involve a high level of design complexity, which increases time-to-market and development risks for new products.

Early attempts to replace discrete switchers with integrated switchers, that use high-voltage analog ICs did not achieve widespread acceptance in the marketplace because the integrated switchers were not cost-effective. We addressed this opportunity in 1994 with the industry’s first cost-effective power conversion IC, our TOPSwitch IC.

Our Highly Integrated Solution

Our patented ICs integrate onto a single chip many of the functions otherwise performed by numerous discrete electronic components. In particular, our ICs combine a high-voltage power transistor, or MOSFET, with low-voltage control circuitry. Because of this integration, our TOPSwitch, TinySwitch, DPA-Switch and LinkSwitch products enable many power supplies to have a total cost equal to or lower than discrete switchers and linear transformers. Our products offer the following key benefits to power supplies:

•	Fewer Components, Reduced Size and Enhanced Functionality

Our highly integrated ICs enable the design and production of cost-effective switchers that use up to 70% fewer components and have enhanced functionality compared to discrete-based solutions. For example, our ICs provide thermal and short circuit protection without increasing system cost, while discrete switchers must include additional components (and therefore incur additional cost) to provide these functions. Switchers that incorporate our integrated ICs are smaller, lighter, and more portable than comparable power supplies built with linear transformers, which are still commonly used in many low-power applications.

•	Improved Efficiency

Our patented EcoSmart technology, included in all of our ICs introduced since 1998, improves the energy efficiency of electronic devices during both normal operation and stand-by mode. Compared to discrete switchers and linear transformers, our technology enables manufacturers to cost-effectively meet the growing demand for energy-efficient products, and to comply with increasingly stringent energy-efficiency requirements.

•	Reduced Time-to-Market

Our integrated circuits make power supply designs simpler and more suitable for high volume manufacturing. We also provide automated design tools and reference designs that reduce time-to-market and product development risk.

•	Wide Power Range and Scalability

Products in our current IC families can address a power range up to 290 watts, in AC-DC applications, and up to 100 watts in DC-DC applications. Within each of our product families, the switcher designer can scale up or down in power to address a wide range of designs with minimal design effort.

Energy Efficiency

Linear transformers and most discrete switchers draw significantly more electricity than the amount consumed by the devices they power. As a result, billions of dollars of electricity is wasted each year, and millions of tons of air pollution are unnecessarily produced. This economic and environmental waste occurs during both normal operation of a device, and in so-called “standby” mode, when the device is performing little or no useful function. For example, computers and printers waste energy while in standby or “sleep” mode. TVs and DVD players that are turned off by remote control consume energy while awaiting a remote control signal to turn them back on. A cell-phone charger left plugged in to a wall socket continues to draw electricity even when not connected to the phone. Many typical household appliances, such as microwave ovens, dishwashers and washing machines, consume power even when not in use. The Berkeley National Laboratory conducted a study in 2000, which estimated that standby power alone amounted to as much as ten percent of residential energy consumption.

As the number of electronic products in service grows, governments are taking action to promote cost-effective ways to conserve energy. For example, the Energy Star program and the European Union Code of Conduct encourage manufacturers of electronic devices such as home appliances, DVD players, computers and TVs to comply with the Environmental Protection Agency’s (EPA) energy-efficiency standards. In early 2005, each of these programs instituted new standards on the efficiency of external power supplies (EPS). In addition state and Federal governments are also addressing the need to conserve energy. For example, in late 2004, the State of California introduced mandatory external power supply efficiency standards that will take effect in July 2006. In 2001, President Bush issued an executive order requiring the Federal government to purchase electronics, including computers, that consume less than one watt when not in use. Numerous other countries around the world have also instituted energy-efficiency standards affecting a wide range of electronic devices.

Our EcoSmart technology, included in all of our ICs introduced since 1998, dramatically improves the efficiency of electronic devices, reducing waste in both operating and standby modes. This proprietary technology allows manufacturers to meet all current and currently proposed worldwide energy-efficiency regulations. Since its introduction in 1998, we estimate that EcoSmart technology has saved consumers and businesses more than $800 million in electricity costs, and we believe that these savings will grow at an accelerating rate as more EcoSmart-enabled devices are sold.

Products

Below is a brief description of our products:

•	Our TOPSwitch, TinySwitch, LinkSwitch, and DPA-Switch high-voltage analog IC products are designed to meet the power conversion needs of a wide range of applications within high volume markets. Sales of these products accounted for virtually all of our net revenues in 2004, 2003 and 2002.

•	TOPSwitch

TOPSwitch, our first cost-effective commercial product, was introduced in 1994. The TOPSwitch family consists of 13 products. The key benefits that the TOPSwitch family brings to power supplies, compared to discrete switchers, are fewer components, reduced size, enhanced functionality and lower cost in many applications. Our TOPSwitch products integrate a PWM controller, a high-voltage MOSFET and a number of other electronic components into a single 3 terminal IC.

•	TOPSwitch- II

The TOPSwitch-II family was introduced in April 1997 and consists of 11 products. The TOPSwitch-II products further lower the cost of switching power supplies by improving upon the performance of TOPSwitch and addressing low power applications with lower cost packaging. The TOPSwitch-II family uses the same proprietary architecture as the original TOPSwitch family, enabling designers of switchers experienced with TOPSwitch to take advantage of the TOPSwitch-II benefits without implementing a new architecture.

•	TinySwitch

The TinySwitch family was introduced in September 1998 and consists of five products. The TinySwitch topology was specifically designed to address applications below 10 watts. TinySwitch was the first family of chips to incorporate our EcoSmart technology to address the growing need to reduce energy waste in electronic products. EcoSmart technology dramatically improves the operating efficiency of electronic devices and reduces the amount of energy consumed in standby and no-load modes of operation, enabling our customers to meet governmental energy efficiency guidelines and regulations. EcoSmart technology has been included in all product families that we have introduced since 1998.

•	TOPSwitch-FX

The TOPSwitch-FX family was introduced in March 2000 and consists of six products. New features integrated into the TOPSwitch-FX further reduce the system cost of switching power supplies and improve their performance. This product line also incorporates our energy saving EcoSmart technology. The TOPSwitch-FX family delivers up to 75 watts of power for use in applications such as cell phone chargers, personal computers, set-top boxes and DVD players.

•	TOPSwitch-GX

The TOPSwitch-GX family was introduced in November 2000 and consists of 23 products. We believe that TOPSwitch-GX is the first monolithic high-voltage IC capable of supplying output power levels up to 290 watts, TOPSwitch-GX incorporates our patented, new high-voltage technology, further improving silicon efficiency and resulting in devices that are significantly more cost-effective than competing high voltage products. This product family incorporates the features offered in earlier TOPSwitch products as well as new features through additional user configurable pins. These configurable pins allow a higher level of end user design flexibility. Applications for TOPSwitch-GX devices include set-top boxes, DVD players, desktop computers, LCD monitors, and printers.

•	TinySwitch- II

The TinySwitch-II family was introduced in March 2001, and now consists of six products addressing power levels up to 23 watts. This product line maintains the simplicity of the previous TinySwitch line while providing additional features that enable lower system cost. The TinySwitch-II utilizes the same high-voltage silicon technology found in TOPSwitch-GX. Applications for TinySwitch-II include adapters for portable equipment such as cell phones, PDAs, digital cameras, computer peripherals, and power tools, as well as power supplies found in PCs, audio/video equipment and home appliances.

•	LinkSwitch

The LinkSwitch family was introduced in September 2002 and consists of nine products, including the LinkSwitch-TN and LinkSwitch-HF family extensions introduced in 2004. Deriving its name from the phrase “linear killer switch”, the LinkSwitch is the industry’s first highly integrated high-voltage power conversion IC designed specifically to displace low power (0 to 3 watts) linear transformers by delivering switcher benefits – smaller size, lighter weight, superior performance and energy efficiency – at comparable linear transformer cost. Applications for LinkSwitch devices include low power adapters and chargers for personal electronics such as cell phones, cordless phones, digital cameras, and MP3 players. LinkSwitch can also be used in consumer applications and many industrial applications.

•	DPA-Switch

The DPA-Switch family was introduced in June 2002 and consists of seven products. The DPA-Switch is the first monolithic high voltage switching power IC designed specifically for use in DC-DC converters and distributed power architectures. It is capable of supplying output power levels of up to 100 watts. DPA-Switch allows designers to eliminate up to 50 external components from the design of a typical discrete DC-DC converter, resulting in a shorter design cycle, smaller board size and higher reliability. Applications include network line cards, servers, power over ethernet (PoE) devices, voice over IP (VoIP) phones, Digital PBX phones, DC-DC converter modules and industrial controls.

Markets and Customers

Our strategy is to target markets that can benefit the most from our highly integrated power conversion ICs. The following chart shows the primary applications of our products in power supplies in several major market categories.

Market Category	Primary Applications
• Communications	cell phones, cable and DSL modems, AC-DC and DC-DC converters for Network and Telecom gear

• Consumer	set top boxes for cable and satellite services, digital camera, DVD, LCD TVs, major appliances, personal care and small appliances, audio amplifiers

• Computer	standby power for desktop PCs and servers, LCD monitors, multimedia audio, printer, removable media, LCD projectors, PDAs

• Industrial Electronics	industrial controls, utility meters, motor control, uninterruptible power supplies (UPS)

Revenue by our end market categories for 2004 was approximately 33 percent consumer, 31 percent communications, 22 percent computer, 8 percent industrial electronics and 6 percent other markets.

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers (OEMs) and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors. Our international sales representatives also act as distributors in Europe and Asia. In the United States, we use two national distributors and a number of regional sales representatives. We have sales offices in California, Georgia and Illinois, as well as in England, Germany, Italy, India, China, Japan, Korea and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 44%, 39% and 47% of our net product revenues for 2004, 2003 and 2002, respectively, while sales through distributors accounted for approximately 56%, 61% and 53% for 2004, 2003 and 2002, respectively. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and the sales representatives and distributors can discontinue marketing any of our products at any time.

We estimate that our top ten customers, including distributors which resell to OEMs and merchant power supply manufacturers, accounted for 71%, 76% and 81% of our net revenues for 2004, 2003 and 2002,

respectively. For 2004, Memec Electronic Components and Synnex Technologies each accounted for 19% of our net revenues. In 2003, Memec and Synnex accounted for 25% and 20% of our net revenues, respectively. In 2002 Memec and Synnex accounted for 22% and 15% of our net revenues, respectively. Also in 2002, Samsung Electronics, an OEM, accounted for 14% of our net revenues. No other customers accounted for more than 10% of net revenues during 2004, 2003 and 2002. In 2004, 2003 and 2002, international sales comprised 92%, 93% and 96%, respectively, of our net revenues. See note 2 in our notes to consolidated financial statements regarding material sales in individual countries.

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

We have developed a patented high-voltage, power IC technology, which uses our proprietary high voltage MOS transistor structure and fabrication process. This technology enables us to integrate high-voltage n-channel transistors and industry-standard CMOS and bipolar control circuitry on the same monolithic IC. Both the IC device structure and the wafer fabrication process contribute to the cost effectiveness of our high-voltage technology. In 2003, we introduced an improved, high-voltage technology that further reduces the silicon area of our devices by using dual-conduction layers. In 2004, we made additional improvements to our integrated high-voltage technology to further shrink the silicon area of our ICs. Our high voltage ICs are implemented on low cost silicon wafers using standard 5V CMOS silicon processing techniques with a relatively large feature size of 1 to 3-microns.

•	IC Design and System Technology

Our proprietary IC designs combine complex control circuits and high-voltage transistors on the same monolithic IC. Our IC design technology takes advantage of our high-voltage process to minimize the die size of both the high-voltage device and control circuits and improve the performance of our ICs versus alternative integrated technologies. We also have developed expertise in the design of switching power supplies, resulting in innovative topologies that reduce system cost increase system performance and improve the energy efficiency of power supplies compared to alternative approaches. Our innovations in IC circuit designs and system level architectures have enabled us to develop revolutionary products such as the highly integrated TOPSwitch, TOPSwitch-FX, TOPSwitch-GX, TinySwitch, LinkSwitch and DPA-Switch families of ICs.

Research and Development

Our research and development efforts are focused on improving our high-voltage device structures, wafer fabrication processes, analog circuit designs and system level architecture. By these efforts, we seek to introduce new products to expand our addressable markets, further reduce the costs of our products, and improve the cost effectiveness and enhance the functionality of our customers’ power supplies. We have assembled a multidisciplined team of highly skilled engineers to meet our research and development goals. These engineers have expertise in high-voltage device structure and process technology, analog design, and power supply systems architecture.

In 2004, 2003 and 2002, we spent $16.2 million, $16.4 million and $14.7 million, respectively, on research and development efforts. We expect to continue to invest funds in research and development activities. The development of high-voltage analog ICs is highly complex. We cannot guarantee that we will develop and introduce new products in a timely and cost-effective manner or that our development efforts will successfully permit our products to meet changing market demands.

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. As of December 31, 2004 we held 117 U.S. patents and had generally filed for or received foreign patent protection on these patents resulting in 81 foreign patents. The U.S. patents have expiration dates ranging from 2006 to 2024. We also hold trademarks in the U.S. and various other countries including Taiwan, Korea, Hong Kong, China, Europe, and Japan.

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

We have granted a perpetual non-transferable license to Matsushita Electric Industrial Co, Ltd. (Matsushita) to use our semiconductor patents and other intellectual property for our current high-voltage technology, including our TOPSwitch technology and improvements on the existing technology. This perpetual non-transferable license allows Matsushita to manufacture and design products for internal use and for sale or distribution to other Japanese companies and their subsidiaries in Asia. To the extent the products they manufacture and design are not based on the TOPSwitch technology, Matsushita may make sales or other distribution to Asian companies in Asia. Matsushita has granted us perpetual cross licenses to the technology developed by them under their license rights. We have agreed not to license the technology licensed to Matsushita to other Japanese companies or their subsidiaries prior to July 2005. In exchange for its license rights, Matsushita has paid and will continue to pay royalties on products using the licensed technology during fixed periods.

Manufacturing

We contract with Matsushita, OKI Electric Industry (OKI), and ZMD Analog Mixed Signal Services GmbH & CoKG (ZMD) to manufacture our wafers in foundries located in Japan and Germany. Our products are assembled and packaged by independent subcontractors in China, Malaysia and the Philippines. We perform testing at our facility in San Jose, California, and through our packaging subcontractors in Asia. Our fabless manufacturing model enables us to focus on our engineering and design strengths, minimize fixed costs on capital expenditures and still have access to high-volume manufacturing capacity. Our products do not require leading edge process geometries for them to be cost-effective, and thus we can use our foundries’ older, low-cost facilities for wafer manufacturing. However, because of our proprietary, highly sensitive implant process, we must interact closely with our foundries to achieve satisfactory yields. Although we generally utilize standard IC packages for assembly, some materials and aspects of assembly are specific to our products. We require our manufacturers to use a high-voltage molding compound that is difficult to process and is available from only one supplier. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. As a result, we must be involved with our contractors on an active engineering basis to maintain and improve the process.

Our wafer supply agreements with Matsushita, OKI, and ZMD expire in June 2005, April 2008, and December 2009, respectively. Under the terms of our agreement with Matsushita, we establish, by mutual agreement, minimum production capacity to be made available by Matsushita for the production of our wafers, and we supply Matsushita with monthly orders and rolling 6-month forecasts on a monthly basis. We also establish pricing by good faith agreement, subject to our right to most favored pricing. Under the terms of the OKI agreement, OKI has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by OKI and us. Our agreements with both Matsushita and OKI provide for the purchase of wafers in Japanese yen. Both agreements allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Under the terms of the ZMD agreement, ZMD has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by ZMD and us. The agreement with ZMD also requires us to supply ZMD with rolling 6-month forecasts on a monthly basis. Our purchases of wafers from ZMD are denominated in U.S. dollars.

Although certain aspects of our relationships with Matsushita OKI, and ZMD are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Matsushita, OKI, or ZMD in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that any of them will not seek an early termination of their wafer supply agreement with us. Contractual provisions limit the conditions under which we can enter into such arrangements with other Japanese manufacturers or their subsidiaries during the term of the agreement with Matsushita. Our operating results would suffer in the event of a supply disruption with OKI, Matsushita, or ZMD and if we were unable to quickly qualify alternative manufacturing sources for existing or new products or if these sources were unable to produce wafers with acceptable manufacturing yields.

We typically receive shipments from our foundries approximately five to seven weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers from Matsushita, OKI and ZMD four to six weeks before the desired ship date to our customers. As a result of these factors and the fact that customers’ orders can be made with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. We carry a substantial amount of wafer and finished goods inventory to help offset these factors to better serve our markets and meet customer demand.

Competition

The high-voltage power supply industry is intensely competitive and characterized by extreme price sensitivity. In recent years there has been an oversupply of discrete components such as high-voltage bipolar and MOSFET transistors, PWM controller ICs, and passive components, which has resulted in significant price erosion for these products. Historically, providers of these components have been our primary competitors. In addition, companies such as Fairchild Semiconductor, STMicroelectronics, ON Semiconductor, Infineon, Philips and Sanken Electric Company have developed and marketed hybrid and monolithic power conversion ICs in competition with us. We have also observed aggressive pricing by competitors on these products in recent years. We expect competition from monolithic and hybrid products to increase as companies see the success we had in converting older technologies to the integrated solutions enabled by our product offerings. However, we believe that we are the leading innovator in the power conversion market, and that our ICs are superior to competing integrated products in terms of functionality and cost effectiveness.

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

Warranty

We generally warrant that our products will substantially conform to the published specifications for 12 months from the date of shipment. Under the terms of our purchase orders, our liability is limited to either a credit equal to the purchase price or replacement of the defective part.

Employees

As of December 31, 2004, we employed 310 full time personnel, consisting of 115 in manufacturing, 74 in research and development, 94 in sales, marketing and applications support, and 27 in finance and administration.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information at our Investor Relations website. The address is www.powerint.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Our Corporate Governance Guidelines, the charters of our Audit Committee, our Compensation and Equity Award Committee, and our Nominating and Corporate Governance Committee and our Code of Business Conduct and Ethics (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on our website at www.powerint.com under “Corporate Governance Policies.” These items are also available in print to any stockholder who requests them by calling (408) 414-9200.

Directors and Executive Officers of Power Integrations

As of February 28, 2005, members of the board of directors and our executive officers, who are elected by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	Director, President and Chief Executive Officer	50

Derek Bell	Vice President, Engineering	61

John M. Cobb	Vice President, Finance and Administration, Chief Financial Officer	48

Bruce Renouard	Vice President, Worldwide Sales	44

John Tomlin	Vice President, Operations	57

Clifford J. Walker	Vice President, Corporate Development	53

Howard F. Earhart	Director and Chairman of the Board	65

Alan D. Bickell(1)(2)	Director	68

Nicholas E. Brathwaite(3)	Director	46

R. Scott Brown(1)	Director	63

Balakrishnan S. Iyer(2)(3)	Director	48

E. Floyd Kvamme(1)(2)	Director	67

Steven J. Sharp(3)	Director	63

(1)	Member of the compensation and equity award committee
(2)	Member of the audit committee
(3)	Member of the nominating and corporate governance committee

Balu Balakrishnan has served as president and chief executive officer and as a director of Power Integrations since January 2002. He served as president and chief operating officer from April 2001 to January 2002. From January 2000 to April 2001, he was vice president of engineering and strategic marketing. From September 1997 to January 2000, he was vice president of engineering and new business development. From September 1994 to September 1997, Mr. Balakrishnan served as vice president of engineering and marketing.

Derek Bell has served as vice president of engineering and technology since April 2001. Previously Mr. Bell was the Chief Operations Officer at Palmchip during 2000 and 2001. Mr. Bell was vice president of engineering for the professional services group at Synopsys, an electric design automation company, during 1999 and 2000, vice president of strategic alliances at Cirrus Logic, a semiconductor company, from 1996 to 1999, vice president and general manager of the application specific product group at National Semiconductor, a semiconductor company, from 1995 to 1996 and served as president and chief executive officer of NovaSensor, a manufacturer of silicon sensors from 1990 to 1994. He also held various senior management positions at Signetics, a semiconductor company, from 1972 to 1990, most recently as group vice president.

John M. Cobb has served as our vice president, finance and administration and chief financial officer since April 2001. From April 1990 to October 2000, Mr. Cobb held various senior level financial positions at Quantum Corporation, a computer storage company, most recently as vice president, finance and chief financial officer of the company’s hard disk drive group.

Bruce Renouard has served as our vice president, worldwide sales since February 2002. Mr. Renouard joined our company in January 2002 as a member of the sales organization. From August 1999 to August 2001, he served as vice president, worldwide sales of Zoran Corporation, a provider of digital solutions in the multimedia and consumer electronics markets. Mr. Renouard held the position of director, worldwide market development from June 1997 to August 1999 for IDT/Centaur, an X 86 processor company. From January 1995 to June 1997, he served as national distribution sales manager for Cyrix Corp, a company specializing in Intel compatible processors.

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

Howard F. Earhart served as our president, chief executive officer and as a director from January 1995 until January 2002, and continues as a director and chairman of the board of directors. Mr. Earhart brings more than 30 years of executive management experience to Power Integrations. His management experience includes photographic film products at Eastman Kodak, a consumer and industrial imaging company, and consumer products at Memorex Corporation, a digital media company, where he was president of the consumer products group. Mr. Earhart also served as the chief executive officer of Lin Data Corporation and Information Magnetics Corporation; both companies manufacture semiconductor-based components for the disk drive industry. Mr. Earhart currently serves on the board of directors of two private companies.

Alan D. Bickell has served as a member of the board of directors since April 1999. Mr. Bickell retired in 1996 after more than 30 years with Hewlett Packard, a computer hardware company, serving as a corporate senior vice president and managing director of geographic operations since 1992. Mr. Bickell is a member of the Board of Trustees of Menlo College, and serves on the board of directors of the Peking University Educational Foundation (USA).

Nicholas E. Brathwaite has served as a member of the board of directors since January 2000. Mr. Brathwaite has been with Flextronics, an electronics company, since the acquisition of nChip in 1995, where he held the position of Vice President and General Manager of Operations. As a founding member of nChip, Mr. Brathwaite was responsible for all manufacturing and operational activities including wafer fabrication, wafer test, and module assembly. Before joining nChip, Mr.Brathwaite spent six years with Intel Corporation, a microprocessor company, in various engineering Management positions in technology development and manufacturing. He is also a member of the board of directors of Photon Dynamics, Inc., a yield management solutions company for the flat panel display market, and Hughes Software Systems, a software company in the communications industry.

R. Scott Brown has served as member of the board of directors since July 1999. Mr. Brown has been retired since May 1, 1999. From 1985 to May 1999, Mr. Brown served as senior vice president of worldwide sales and support for Xilinx, Inc., a designer and developer of complete programmable logic solutions for use by electronic equipment manufacturers.

Balakrishnan S. Iyer became a member of the board of directors in February 2004. From October 1998 to June 2003, Mr. Iyer served as senior vice president and chief financial officer for Conexant Systems, Inc., a worldwide leader in semiconductor systems solutions for communications applications. From 1997 to 1998, Mr. Iyer served as senior vice president and chief financial officer for VLSI Technology, Inc., a semiconductor company; Mr. Iyer also serves on the boards of Conexant Systems Inc., Invitrogen Corporation, Qlogic Corporation and Skyworks Solutions, Inc.

E. Floyd Kvamme has served as a member of the board of directors since September 1989. Mr. Kvamme has been a general partner of Kleiner Perkins Caufield & Byers, a venture capital company, since 1984, and now is a partner emeritus. Mr. Kvamme also serves on the board of directors of Harmonic Inc., a broadband optical networking and digital video systems company, National Semiconductor, a semiconductor company, Photon Dynamics, a yield management solutions company for the flat panel display market, and two private companies.

Steven J. Sharp is one of the founders of Power Integrations and has served as a member of the board of directors since our inception in 1988. Mr. Sharp is chairman of the board of directors of TriQuint Semiconductor, a manufacturer of electronic components for the communications industry. He served as president, chief executive officer and chairman of the board of TriQuint Semiconductor from 1991 until July 2002. Prior to TriQuint Semiconductor, Mr. Sharp was associated with various venture capital and startup semiconductor firms. He helped start Crystal Semiconductor (now Cirrus Logic), Gazzelle Microelectronics (now TriQuint) and MegTest (now Teledyne). He also founded Silicon Architects (now Synopsys). Mr. Sharp also serves on the board of directors of several private companies and charitable organizations.

Item 2. Properties.

In October 2003, we purchased our main executive, administrative, manufacturing and technical offices for approximately $30.0 million. These offices are located in San Jose, California in an 118,000 square foot facility.

Item 3. Legal Proceedings.

On June 28, 2004, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company and its U.S. subsidiary. The complaint alleges that certain integrated circuits produced by System General Corporation infringed and continue to infringe certain of our patents. We seek, among other things, an order enjoining System General Corporation from infringing our patents and an award for damages resulting from the alleged infringement.

On October 20, 2004, we filed a complaint for patent infringement in the U.S. District Court for the District of Delaware, against Fairchild Semiconductor International, Inc., a Delaware corporation, and Fairchild Semiconductor Corporation, a Delaware corporation (collectively, Fairchild). The complaint alleges that Fairchild produces certain integrated circuits, which infringed and continue to infringe certain of our patents. We seek, among other things, an order enjoining Fairchild from infringing our patents and an award for damages resulting from the alleged infringement.

There can be no assurance that we will prevail in our litigation with either System General or Fairchild. This litigation, whether or not determined in our favor or settled by us, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, which could have a material adverse effect on our business, financial condition and operating results. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing its technology, any of which could have a material adverse effect on our business, financial condition and operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Power Integrations Common Equity, Related Stockholder Matters, and Power Integrations Purchases of Equity Securities.

Our common stock trades on the Nasdaq National Market under the symbol “POWI.” As of February 28, 2005, there were approximately 92 stockholders of record. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the quarter indicated, the range of daily closing prices per share of our common stock as reported on the Nasdaq National Market:

	Price Range
Year Ended December 31, 2004	High	Low
Fourth quarter	$22.40	$18.31
Third quarter	$24.16	$17.37
Second quarter	$32.41	$24.07
First quarter	$34.90	$27.22

Year Ended December 31, 2003	High	Low
Fourth quarter	$41.90	$31.41
Third quarter	$37.30	$24.48
Second quarter	$26.79	$19.60
First quarter	$23.86	$17.75

We have not paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

On October 20, 2004, we announced that our board of directors had authorized the repurchase of up to $40.0 million of our common stock. In addition, the board of directors authorized that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. As of December 31, 2004 we have purchased 590,000 shares for an aggregate amount of $11.8 million. The Company purchased an additional 850,000 shares subsequent to December 31, 2004 through February 28, 2005 for an aggregate amount of $15.5 million. The repurchase program may be suspended or discontinued at any time.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
October 1 to October 31, 2004	—	—	—	$40,000
November 1 to November 30, 2004	210,000	$21.229	210,000	$35,542
December 1 to December 31, 2004	380,000	$19.234	380,000	$28,233

Total	590,000		590,000

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

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Income:
Net revenues	136,636	125,706	108,184	94,095	111,514
Cost of revenues	71,409	62,814	60,723	51,252	53,876

Gross profit	65,227	62,892	47,461	42,843	57,638

Operating expenses:
Research and development	16,162	16,443	14,705	14,471	12,521
Sales and marketing	15,273	15,484	14,537	14,485	12,953
General and administrative	8,102	6,848	6,203	5,980	6,451

Total operating expenses	39,537	38,775	35,445	34,936	31,925

Income from operations	25,690	24,117	12,016	7,907	25,713
Interest and other income, net	1,054	1,001	1,666	1,749	2,523

Income before provision for income taxes	26,744	25,118	13,682	9,656	28,236
Provision for income taxes	6,377	7,033	4,104	2,930	8,471

Net income	$20,367	$18,085	$9,578	$6,726	$19,765

Earnings per share:
Basic	$0.66	$0.61	$0.34	$0.24	$0.73

Diluted	$0.63	$0.57	$0.32	$0.23	$0.69

Shares used in per share calculation:
Basic	30,802	29,473	28,362	27,714	27,179

Diluted	32,414	31,812	29,503	28,991	28,774

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments.	$122,346	$115,320	$109,400	$76,865	$63,434
Working capital	$143,488	$135,676	$118,697	$100,836	$87,005
Total assets	$235,432	$211,162	$161,694	$135,665	$127,391
Long-term liabilities and capitalized lease obligations, net of current portion	$—	$—	$766	$716	$715
Stockholders’ equity.	$212,512	$190,718	$140,633	$123,302	$108,787

Item 7. Management’s Discussion and Analysis of Financial Condition and Operating Results.

This report includes a number of forward-looking statements. The use of such words and phrases as “will”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future” and similar words and phrases identify forward looking statements. Such statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from what we say in this report. These factors include, but are not limited to, our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; and our limited financial resources. We make these forward looking statements based upon information available on the date hereof, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward looking statements, whether as a result of new information or otherwise. We more fully discuss these and other risk factors in “Item 7—Management’s Discussion and Analysis of Financial Condition and Operating Results— Factors That May Affect Future Results of Operations” and elsewhere in this report.

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog ICs for use primarily in electronic power supplies, also known as switched-mode power supplies or switchers. These ICs are used in a wide variety of electronics products primarily for the communications, consumer, computer and industrial electronics markets. Our strategy is to continue to diversify into new markets and to expand our existing customer base. We believe we can achieve our goals by continuing to develop products, that are more energy-efficient and have increased functionality, and by continuing to focus on cost reduction strategies to remain price competitive. Our net revenues were $136.6 million, $125.7 million and $108.2 million in 2004, 2003 and 2002, respectively. Our business is characterized by short-term orders and short customer lead times. Customers typically can cancel or reschedule orders without significant penalty. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially.

Total operating expenses in 2004, 2003 and 2002 were $39.5 million, $38.8 million and $35.4 million, respectively. For 2005, we expect our operating expenses to increase significantly due to the implementation of SFAS No. 123R (as described below in Recently Issues Accounting Pronouncements) beginning in the third quarter of 2005, the legal costs associated with our patent infringement lawsuits against System General and Fairchild (as described in Part I, Item 3, Legal Proceedings), and the addition of resources to research and development, and sales and marketing.

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

We license certain technologies and grant limited product manufacturing and marketing rights to Matsushita in return for the foundry relationship, license fees and product royalty arrangements. License fees and royalties consist of royalties on products shipped by Matsushita incorporating licensed technology, and have accounted for a small percentage of our net revenues. We expect this trend to continue in 2005.

A portion of our cost of revenues consists of the cost of wafers. The contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen. The agreements with both vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations. Our agreement to purchase wafers from ZMD is denominated in U.S. dollars. We began purchasing wafers from ZMD at the end of 2004.

Critical Accounting Policies and Estimates

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating sales returns and allowances;

•	estimating distributor pricing credits;

•	estimating allowance for doubtful accounts;

•	estimating reserve for excess and obsolete inventory; and

•	income taxes.

Our critical accounting policies are both important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. A brief description of these critical accounting policies is set forth below. For more information regarding our accounting policies, see note 2 in the notes to the consolidated financial statements.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for distributor pricing credits, bad debts and inventories. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers are delivered at frontier, which is commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. Prior to 2004, title to our products passed to the customer upon shipment from our facilities (FOB-point of origin) and as such revenue was recognized upon shipment for all OEMs and merchant power supply manufacturers. Sales to North American OEMs and merchant power supply manufacturers are still recognized upon shipment, as this is when the title is passed to the customer.

Historically, approximately 50% to 60 % of our total sales have been made to distributors pursuant to agreements that allow certain rights of return and protection against subsequent price declines on our products held by these distributors. As a result, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their customers. We determine the amounts to defer based on the level of actual inventory on hand at our distributors as well as inventory that is in transit to them. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheet.

Estimating sales returns and allowances

Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve, and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products. This reserve represents a reserve of the gross margin on estimated future returns and is reflected as a reduction to accounts receivable in the accompanying consolidated balance sheet. Increases to the reserve are recorded as a reduction to net revenue equal to the expected customer credit memo and a corresponding credit is made to cost of sales equal to the estimated cost of the returned product. The net difference, or gross margin, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our future net revenues could be adversely affected.

Estimating distributor pricing credits

Historically, approximately 50% to 60% of our total sales have been made to distributors. Frequently, distributors need a cost lower than the standard distribution price to win business. In these circumstances, the distributor submits a request to us for a lower “sell-in” price on a specific end-customer transaction or a series of transactions. After the distributor ships product to its customer under an approved transaction, the distributor submits a “ship & debit” claim to us to adjust its cost from the standard price to the approved lower price. After verification by us, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying consolidated balance sheet. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the adequacy of our reserves, we analyze historical ship and debit amounts and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

From time to time we will reduce the distribution list price, as a result, we give our distributors protection against price declines, in the form of credits, on products they hold. The credits are referred to as “Price Protection.” Since we do not recognize revenue until the distributor sells the product to its customers, we generally do not need to provide reserves for price protection. However, in rare instances we must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, we will maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying consolidated balance sheet. Any increase in the reserve results in a corresponding reduction in our net revenues. We analyze distribution price declines and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

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

Estimating reserve for excess and obsolete inventory

We identify excess and obsolete products and analyze historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs when evaluating the adequacy of the reserve for excess and obsolete inventory. This reserve is reflected as a reduction to inventory in the accompanying consolidated balance sheet, and an increase in cost of revenues. If actual market conditions are less favorable than our assumptions, we may be required to take additional reserves, which could adversely impact our cost of revenues and operating results.

Income taxes

We recognize Federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize Federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. As of December 31, 2004, no valuation allowance had been recorded to reduce our deferred tax assets. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, a valuation allowance would be recorded in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our result of operations and financial position.

Results of Operations

The following table sets forth certain operating data in dollars, as a percentage of total net revenues and increase (decrease) over prior periods for the periods indicated.

	Years Ended December 31
	Amount			Percent of Net Revenues			Increase (Decrease)
	2004	2003	2002	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Total net revenues	136,636	125,706	108,184	100.0	100.0	100.0	10,930	17,522
Cost of revenues	71,409	62,814	60,723	52.3	50.0	56.1	8,595	2,091

Gross profit	65,227	62,892	47,461	47.7	50.0	43.9	2,335	15,431

Operating expenses:
Research and development	16,162	16,443	14,705	11.8	13.1	13.6	(281)	1,738
Sales and marketing	15,273	15,484	14,537	11.2	12.3	13.5	(211)	947
General and administrative	8,102	6,848	6,203	5.9	5.4	5.7	1,254	6,45

Total operating expenses	39,537	38,775	35,445	28.9	30.8	32.8	762	3,330

Income from operations	25,690	24,117	12,016	18.8	19.2	11.1	1,573	12,101
Interest and other income, net	1,054	1,001	1,666	0.8	0.8	1.5	53	(665)

Income before provision for income taxes	26,744	25,118	13,682	19.6	20.0	12.6	1,626	11,436
Provision for income taxes	6,377	7,033	4,104	4.7	5.6	3.8	(656)	2,929

Net income	$20,367	$18,085	$9,578	14.9%	14.4%	8.8%	$2,282	$8,507

Comparison of Years Ended December 31, 2004 and 2003

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by Matsushita. Net revenues increased 8.7% to $136.6 million in 2004 compared to $125.7 million in 2003. Net revenues from product sales represented $134.3 million and $123.9 million of net revenues in 2004 and 2003, respectively. Our consumer-related revenue grew approximately 25% over 2003 and accounted for approximately 33% of our net revenue in 2004. The growth was driven primarily by an increase in sales of our products incorporated into DVD players, set-top boxes, and home appliances of approximately 50%, 30%, and 25% respectively. In 2004, revenues from our industrial market grew approximately 20%, and accounted for approximately 8% of our net. This revenue increase was a result of strong growth across a variety of applications, including metering and control applications. Revenues derived from the computer market grew approximately 6% from 2003. The total revenue increase was partially offset by lower revenues from the communications market, which is dominated by cell phones. Communications revenues declined approximately 6% compared to 2003, driven by a number of factors including weakness in the cell phone market in China, the loss of a portion of Samsung’s charger business in late 2003 to a competing part that we believe infringes on our patents, and price declines due to competition, and the increasing use of lower-power chargers, which require lower priced ICs.

Our product revenue mix for 2004 in the end markets that we serve was approximately 33% in the consumer category, 31% in the communications category, 22% in the computer category, 8% in the industrial electronics category and 6% in the other category. Revenue mix by product family in 2004 was approximately 54% from TinySwitch I and II, 28% from TOPSwitch FX and GX, 15% from TOPSwitch I and II, and 3% from Link Switch and DPA-Switch combined.

Customer demand for our products can change quickly and unexpectedly. Our customers perceive that our products are readily available and typically order only for their short-term needs. Our revenue levels are highly dependent on the amount of new orders that we receive for which product can be delivered by us within the same period. Orders that are booked and shipped within the same period are called “turns business”. Because of the uncertainty of customer demand, and the short lead-time environment and high turns business, it is difficult to predict future levels of revenues and profitability.

International sales were $125.8 million in 2004 compared to $117.0 million in 2003, representing approximately 92% and 93% of net revenues in those respective periods. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 78% and 81% of our net revenues for 2004 and 2003, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Direct sales for 2004 were divided 56% to distributors and 44% to OEMs, and merchant power supply manufacturers, compared to 61% to distributors and 39% to OEMs and merchant power supply manufacturers for 2003. In 2004, two customers, both of whom are distributors, each accounted for approximately 19% of net revenues. In 2003, the same two customers accounted for approximately 25% and 20% of net revenues.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from various foundries the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with the testing of both wafers and packaged components and testing of packaged components by sub-contractors. Gross profit was $65.2 million, or 47.7% of net revenues, in 2004, compared to $62.9 million, or 50.0% of net revenues, in 2003. The decline in gross margin was due primarily to higher wafer costs caused by the strengthening of the Japanese yen compared to the dollar. We expect our gross profit margin to remain relatively flat in the first half of 2005 compared with the full-year 2004, but if pricing pressures from our customers increase as a result of an economic slowdown or for other reasons, or if the Japanese yen continues to strengthen, our gross profit could be lower. In the second half of 2005, we expect our gross margin to decline as a result of the implementation of SFAS No. 123R in the third quarter.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses, and expensed material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses were $16.2 million, or 11.8% of net revenues, in 2004, compared to $16.4 million, or 13.1% of net revenues, in 2003. In absolute dollars, research and development expense remained relatively flat from period to period. We expect research and development expenses to increase in 2005, primarily as a result of the implementation of SFAS No. 123R in the third quarter, but depending on our ability to sell our products in the current economic environment, such expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses were $15.3 million, or 11.2% of net revenues, in 2004, compared to $15.5 million, or 12.3% of net revenues, in 2003. In absolute dollars, sales and marketing expenses for 2004 were relatively flat from 2003. We expect sales and marketing expenses to increase in 2005 due primarily to the implementation of SFAS No. 123R in the third quarter and an increase in sales headcount and related expenses, but depending on the general economic environment and subsequent demand for our products, sales and marketing expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. General and administrative expenses were $8.1 million, or 5.9% of net revenues, in 2004, compared to $6.8 million, or 5.4% of net revenues, in 2003. The increase in absolute dollars in general and administrative expenses for 2004 was attributable primarily to increases in professional and legal services incurred. This increase includes a substantial increase in consulting and auditing expenses and other costs related to compliance activities resulting from the Sarbanes-Oxley Act of 2002, and in particular, Section 404 of that Act, which requires documentation and testing of our internal controls over financial reporting. We expect general and administrative expenses to increase in 2005 due to the implementation of SFAS No. 123R in the third quarter, the legal expenses associated with our recently filed patent infringement claims against System General and Fairchild, and our ongoing efforts to comply with the requirements of the Sarbanes-Oxley Act. However, these expenses may fluctuate as a percentage of our net revenues depending on the sales levels we are able to achieve given current economic conditions.

Interest and other income, net. Interest and other income, net, was $1.1 million in 2004 and $1.0 million in 2003. The increase was due primarily to increases in cash and investments and slightly higher interest rates.

Provision for income taxes. Provision for income taxes for 2004 and 2003 represents Federal, state and foreign taxes. The provision for income taxes was $6.4 million for 2004 compared to $7.0 million for 2003. Our estimated effective tax rate used for 2004 was 28%, excluding a $1.1 million tax benefit we recognized in the third quarter. The estimated effective tax rate used for 2003 was also 28%. The difference between the Federal statutory rate of 35% and our effective tax rate used for 2004 of 24% is primarily due to the beneficial impact of lower income tax rates on international sales, research and development credits, a benefit of $1.1 million resulting from a reduction in our estimated income-tax liabilities due to the favorable conclusion of certain tax contingencies, and Federal tax-exempt investments. We expect our effective tax rate to be approximately 26% in 2005. We believe the rate will decline over time if we are able to grow our international business.

Comparison of Years Ended December 31, 2003 and 2002

Net revenues. Net revenues increased 16.2% to $125.7 million in 2003 compared to $108.2 million in 2002. Net revenues from product sales represented $123.9 million and $106.8 million of net revenues in 2003 and 2002, respectively. Our non-cell phone-related revenues grew approximately 30% over 2002. Revenues from our consumer market grew approximately 40% and comprised approximately 28% of our net revenue. This growth was primarily driven by an increase of approximately 43% in revenues from sales of our products incorporated into DVD players, the nearly doubling of our revenue from sales of our products incorporated into set-top boxes, and an increase of approximately 37% in revenue from sales of our products incorporated into home appliances. Revenues from our computer market grew approximately 23% over 2002, and accounted for approximately 22% of our net revenues in 2003. Revenues derived from the industrial electronics market grew approximately 59% from 2002 to 2003. Revenues derived from the communications market, which was dominated by cell phones, were relatively flat from 2002 to 2003. Our revenue mix for 2003 in the end markets, which we served, was approximately 36% in the communications category, 28% in the consumer category, 22% in the computer category, 8% in the industrial electronics category and 6% in the other category. Revenue mix by product family in 2003 was approximately 51% from TinySwitch I and II, 27% from TOPSwitch FX and GX, 20% from TOPSwitch I and II, and 2% from Link Switch and DPA-Switch combined. Net revenues from royalties were $1.8 million in 2003 compared to $1.3 million in 2002.

International sales were $117.0 million in 2003 compared to $104.5 million in 2002, representing approximately 93% and 96% of net revenues in those respective periods. Sales to Asia were 81.1% and 83.1% of our net revenue for 2003 and 2002, respectively.

Direct sales for 2003 were divided 61% to distributors and 39% to OEMs, and merchant power supply manufacturers, compared to 53% to distributors and 47% to OEMs and merchant power supply manufacturers for 2002. In 2003, two customers, both of whom are distributors, accounted for approximately 25% and 20% of net revenues. In 2002, the same two customers accounted for approximately 22% and 15% of net revenues. Also in 2002, one other customer, an OEM, accounted for approximately 14% of net revenues.

Cost of revenues; Gross profit. Gross profit was $62.9 million, or 50.0% of net revenues, in 2003, compared to $47.5 million, or 43.9% of net revenues, in 2002. The improved gross margin was a result of our continued focus on reducing manufacturing costs. Cost improvements were primarily the result of improved yields and lower test costs.

Research and development expenses. Research and development expenses were $16.4 million, or 13.1% of net revenues, in 2003, compared to $14.7 million, or 13.6% of net revenues, in 2002. The increase in absolute dollars for 2003 was due primarily to increased salaries and other costs related to the hiring of additional engineering personnel.

Sales and marketing expenses. Sales and marketing expenses, which includes applications engineering were $15.5 million, or 12.3% of net revenues, in 2003, compared to $14.5 million, or 13.4% of net revenues, in 2002. In absolute dollars, sales and marketing expenses for 2003 were slightly up from 2002, primarily as a result of expanding our worldwide sales and applications engineering staffs.

General and administrative expenses. General and administrative expenses were $6.8 million, or 5.4% of net revenues, in 2003, compared to $6.2 million, or 5.7% of net revenues, in 2002. The increase in absolute dollars in general and administration expenses for 2003 was attributable primarily to increases in professional and legal expenses.

Interest and other income, net. Interest and other income, net, was $1.0 million in 2003 and $1.7 million in 2002. Due primarily to lower interest rates in 2003, our interest income decreased even though our cash equivalents and short-term investments increased in 2003.

Provision for income taxes. Provision for income taxes for 2003 and 2002 represented Federal, state and foreign taxes. The provision for income taxes was $7.0 million for 2003 compared to $4.1 million for 2002. Our estimated effective tax rate used for 2003 was 28% and for 2002 was 30%. The difference between the statutory rate of 35% and our effective tax rate was due primarily to the favorable effects of research and development tax credits, international sales not subject to Federal taxation under the current laws and regulations, and apportionment of state taxes, net of the Federal benefit.

Selected Quarterly Results of Operations

The following tables set forth certain consolidated statements of income data for each of the quarters in the years ended December 31, 2004 and 2003 as well as the percentage of our net revenues represented by each item. This information has been derived from our unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any subsequent period or for the entire fiscal year.

	Three Months Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
	(unaudited)
	(in thousands, except per share data)
Net revenues	33,581	32,946	35,944	34,165	32,291	34,525	29,800	29,090
Cost of revenues	17,356	17,188	19,392	17,473	15,906	18,222	14,670	14,016

Gross profit	16,225	15,758	16,552	16,692	16,385	16,303	15,130	15,074

Operating expenses:
Research and development	3,826	4,096	4,088	4,152	3,891	4,287	4,181	4,084
Sales and marketing	3,806	3,412	3,943	4,112	3,673	3,846	3,919	4,046
General and administrative	2,092	2,382	2,049	1,579	1,716	1,701	1,804	1,627

Total operating expenses	9,724	9,890	10,080	9,843	9,280	9,834	9,904	9,757

Income from operations	6,501	5,868	6,472	6,849	7,105	6,469	5,226	5,317
Interest and other income, net.	325	339	131	259	216	129	387	269

Income before provision for income taxes.	6,826	6,207	6,603	7,108	7,321	6,598	5,613	5,586
Provision for income taxes.	2,310	502	1,575	1,990	2,050	1,847	1,460	1,676

Net income	$4,516	$5,705	$5,028	$5,118	$5,271	$4,751	$4,153	$3,910

Earnings per share
Basic	$0.15	$0.18	$0.16	$0.17	$0.17	$0.16	$0.14	$0.14
Diluted	$0.14	$0.18	$0.15	$0.16	$0.16	$0.15	$0.13	$0.13
Shares used in per share calculation
Basic	30,886	30,912	30,785	30,622	30,411	29,670	29,173	28,824
Diluted	31,934	31,994	32,598	32,757	33,016	32,153	31,126	30,438

	Percentage of Total Net Revenues
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Net revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues	51.7	52.2	54.0	51.1	49.3	52.8	49.2	48.2

Gross profit	48.3	47.8	46.0	48.9	50.7	47.2	50.8	51.8

Operating expenses:
Research and development	11.4	12.4	11.3	12.2	12.0	12.5	14.0	14.0
Sales and marketing	11.3	10.4	11.0	12.0	11.4	11.1	13.2	13.9
General and administrative	6.3	7.2	5.7	4.6	5.3	4.9	6.1	5.6

Total operating expenses	29.0	30.0	28.0	28.8	28.7	28.5	33.3	33.5

Income from operations	19.3	17.8	18.0	20.0	22.0	18.7	17.5	18.3
Interest and other income, net	1.0	1.0	0.4	0.8	0.7	0.4	1.3	0.9

Income before provision for income taxes	20.3	18.8	18.4	20.8	22.7	19.1	18.8	19.2
Provision for income taxes	6.9	1.5	4.4	5.8	6.4	5.3	4.9	5.8

Net income.	13.4%	17.3%	14.0%	15.0%	16.3%	13.8%	13.9%	13.4%

Net revenues increased in the first three quarters of 2003, and then remained relatively flat, or decreased, over the next five quarters. The decrease in net revenues in the last half of 2004 was due primarily to decreases in demand for our products, primarily in the communications end market. The decrease was partially offset by increased sales of our products in the consumer and industrial markets.

Our gross profit, as a percentage of net revenues, declined slightly over the first three quarters of 2003, and improved in the fourth quarter of 2003, due to a one-time benefit in the amount of approximately $360,000 resulting from the reversal of deferred rent due to the purchase of our San Jose facilities. In 2004, our gross profit fluctuated as a percentage of net revenues, declining during the first two quarters of 2004, and recovering slightly in the last two quarters. These fluctuations were due primarily to the benefit from our continued focus on manufacturing costs reductions, by improving our process technology, and through price reductions from our foundries, offset by increased pricing pressure from customers and the unfavorable currency fluctuation between the dollar and the Japanese yen.

Research and development expenses remained relatively flat in absolute dollars during the eight quarters presented. The decrease in the fourth quarter of 2003 was primarily from a one-time benefit in the amount of approximately $235,000 from the reversal of deferred rent due to the purchase of our San Jose facilities. The slight decrease in the fourth quarter of 2004 was due primarily to a reduction in engineering materials expense.

Sales and marketing expenses remained somewhat stable in absolute dollars during the eight quarters presented as we focused on controlling discretionary spending. In the fourth quarter of 2003, sales and marketing expenses received a one-time benefit in the amount of approximately $146,000 from the reversal of deferred rent due to the purchase of our San Jose facilities. In the third quarter of 2004 sales and marketing expenses declined slightly as a result of a decrease in accrued executive bonus and commission expenses.

General and administrative expenses generally increased over the eight quarters due primarily to increased use of outside professional services. The increase in absolute dollars in general and administration expenses for 2004 was attributable primarily to increases in professional and legal services incurred. This includes a substantial increase in consulting and auditing expenses and other costs related to compliance activities resulting from the Sarbanes-Oxley Act of 2002, and in particular, Section 404 of that Act, which requires documentation and testing of our internal controls over financial reporting.

Interest and other income, declined in the second two quarters of 2003, due primarily to decreased interest rates. Interest income increased in the last two quarters of 2004 as our cash increased slightly and interest rates began to recover.

Liquidity and Capital Resources

Since our initial public offering of common stock in December 1997, our principal source of funding has been cash from our operations.

As of December 31, 2004, we had approximately $122.3 million in cash, cash equivalents and short-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita and OKI prior to the shipment of wafers by those foundries to us. As of December 31, 2004, there were outstanding letters of credit totaling approximately $5.3 million. The balance of this credit line is unused and available. The line of credit agreement contains financial covenants with which we have remained in compliance, and requires that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of December 31, 2004, we had no outstanding capital equipment leases.

As of December 31, 2004, we had working capital, defined as current assets less current liabilities, of approximately $143.5 million, which was an increase of approximately $7.8 million over December 31, 2003. Our operating activities generated cash of $30.1 million and $20.4 million in the years ended December 31, 2004 and 2003, respectively. Cash generated in the year ended December 31, 2004 was principally the result of net income in the amount of $20.4 million, depreciation and amortization and tax benefits associated with employee stock option exercises, partially offset by an increase in inventories and accounts receivable. Cash generated in the year ended December 31, 2003 was principally the result of net income in the amount of $18.1 million, depreciation and amortization and tax benefits associated with employee stock option exercises, partially offset by an increase in inventories, accounts receivables and prepaid expenses.

Our investing activities were a net transfer from cash and cash equivalents to investments of $9.9 million for the year ended December 31, 2004, and were a net transfer from short-term investments to cash and cash equivalents of $26.8 million for the year ended December 31, 2003. We also purchased capital assets in the amount of $8.1 million and $37.8 million for the years ended December 31, 2004 and 2003, respectively. Capital asset purchases in 2003 included the purchase of our San Jose headquarters facilities in the amount of approximately $30.0 million. Our financing activities in 2004 consisted primarily of $11.8 million for the repurchase of 590,000 shares of our common stock, and receipts of $9.1 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan. In 2003 we had receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $23.6 million.

On October 20, 2004, we announced that our board of directors had authorized the repurchase of up to $40.0 million of our common stock. The board of directors authorized that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. As of December 31, 2004, we had purchased approximately 590,000 shares for an aggregate amount of $11.8 million. The repurchase program may be suspended or discontinued at any time.

As of December 31, 2004, we had commitments through September 2008 for our operating lease totaling approximately $797,000. See note 4 in the notes to consolidated financial statements.

During 2004, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate in 2005, as a result of decrease in customer demand or severe pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Contractual Obligations

As of December 31, 2004, we had the following contractual obligations and commitments:

(in thousands)

	Payments due by period
	Total	Less than 1 Year	1-3 Years
Purchase obligations	$11,101	$11,101	$—
Operating lease obligations	797	487	310

Total	$11,898	$11,588	$310

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46 (revised December 2003 by FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities, or VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We believe the adoption of FIN 46R will not have a material impact to our financial position, results of operations or cash flows as we do not have any VIEs.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement was effective for the Company on January 1, 2005. We currently do not have any financial instruments that are within the scope of this Statement.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of so abnormal as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on November 1, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our results of operations and financial condition, but we do not expect the impact of SFAS 151 to be material.

In March 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-1 (EITF 03–1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB. However, the disclosure requirements continue to be effective for annual periods ending after June 15, 2004. We believe the adoption of EITF 03-1 does not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2004, the FASB issued EITF Issue No. 02-14 (EITF 02-14), Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We believe the adoption of EITF 02-14 does not have a material impact to the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS 123R), which replaces SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, Beginning July 1, 2005, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include a modified-prospective and a modified-retroactive adoption options. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R, and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2), provides guidance under FASB Statement No. 109, Accounting for Income Taxes, (SFAS 109) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet completed evaluating the impact of the repatriation provisions, however we do not believe FSP 109-2 will have a material impact to our financial position, results of operations or cash flows.

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

Some of the factors that could affect our operating results include the following:

•	the volume and timing of orders received from customers;

•	competitive pressures on selling prices;

•	the demand for our products declining in the major end markets we serve;

•	continued impact of recently enacted changes in securities laws and regulations, including the Sarbanes-Oxley Act of 2002;

•	the inability to adequately protect or enforce our intellectual property rights;

•	changes to Generally Accepted Accounting Principles (GAAP) which will require recording compensation expense for employee stock options and employee stock purchase plans;

•	the volume and timing of orders placed by us with our wafer foundries and assembly subcontractors;

•	fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen;

•	the licensing of our intellectual property to one of our wafer foundries;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	our international sales activities account for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention qualified personnel in a competitive market;

•	the adoption of anti-takeover measures;

•	the volatility of the future trading price of our common stock; and

•	earthquakes, terrorists acts or other disasters.

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

Intense competition in the high-voltage power supply industry may lead to a decrease in the average selling price and reduced sales volume of our products, which may harm our business. The high-voltage power supply industry is intensely competitive and characterized by significant price erosion. Our products face competition from alternative technologies, such as, traditional linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost effective range of our products, some of these alternative technologies can be used more cost effectively. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

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

Recently enacted changes in securities laws and regulations will continue to increase our costs. The Sarbanes-Oxley Act of 2002 requires changes in some of our corporate governance practices. The Sarbanes-Oxley Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules made by the SEC, Nasdaq has revised its requirements for companies that are Nasdaq-listed. These new rules and regulations have and will increase our legal and financial compliance costs, and make some activities more difficult, time consuming and/or costly. These new rules and regulations also make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly qualified members to serve on our audit committee, and qualified executive officers.

Additionally, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of the assessment of our internal controls continues to require the commitment of significant financial and managerial resources. Although we believe that the ongoing review of our internal controls over financial reporting will enable us to provide an assessment of our internal controls and our external auditors to provide their audit opinion, we can give no assurance that such assessment will continue to be successfully completed.

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

Changes to GAAP that will require recording compensation expense for employee stock options and employee stock purchase plans. The FASB recently enacted SFAS 123R, which will require us to adopt a different method of determining the compensation expense of our employee stock options and employee stock purchase plan. SFAS 123R will have a significant adverse effect on our reported financial conditions and may impact the way we conduct our business.

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business will suffer. We have supply arrangements for the production of wafers with Matsushita, which expires in June 2005; we are currently in discussions with them on renewal of our agreement, and with OKI, which expires in April 2008. Although certain aspects of our relationships with Matsushita and OKI are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Matsushita or OKI in the future, that the wafer foundries’ capacity will meet our needs, or that either of them will not seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from either OKI or Matsushita would harm our business. We estimate that it would take 9 to 18 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs. In May 2003, we signed a wafer supply agreement with a third wafer foundry, ZMD Analog Mixed Signal Services GmbH & CoKG (ZMD), which is located in Germany. We completed the qualification of ZMD as our third foundry partner and began taking delivery of production wafers from ZMD during the fourth quarter of 2004. Our agreement with ZMD expires on December 31, 2009.

Although we provide Matsushita, OKI and ZMD with rolling forecasts of our production requirements, their ability to provide wafers to us is ultimately limited by the available capacity of the wafer foundry in which they manufacture wafers for us. Any reduction in wafer foundry capacity available to us could require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers’ requirements. Any of these concessions could harm our business.

If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenues may decline. We depend on independent foundries to produce wafers, and independent subcontractors to assemble and test finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of the foundries to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compound available from only one vendor, which is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially adversely affect yields and cost to manufacture. We cannot assure that acceptable yields will be maintainable in the future.

Fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen may impact our gross margin. The contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen. The agreements with both vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations.

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

Our international sales activities account for a substantial portion of our net revenues and subject us to substantial risks. Sales to customers outside of the United States account for, and have accounted for a large portion of our net revenues, including approximately 92% and 93% of our net revenues for the years ended December 31, 2004 and 2003, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

The table below presents the carrying value and related weighted average interest rates for our investment portfolio at December 31, 2004.

(in thousands, except average interest rates)

	Carrying Value	Weighted Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Taxable securities	$90,356	2.44%
Tax exempt securities	11,252	1.70%

Total	101,608	2.35%

Investment Securities Classified as Short-term Investments:
U.S. government securities	2,500	2.27%
U.S. corporate securities	250	1.91%

Total	2,750	2.23%

Investment Securities Classified as Long-term Investments:
U.S. corporate securities	1,721	2.27%
U.S. government securities	10,490	2.84%

Total	12,211	2.76%

Total investment securities	$116,569	2.39%

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

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required by this item are set forth at the pages indicated at Item 15(a).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9a. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under paragraph (b) of Rule 13a-15 promulgated under the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Change in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information.

None

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

Item 10. Directors and Executive Officers of Power Integrations.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Proposal No. 1—Election of Directors” and in Part I of this report under the heading “Directors and Executive Officers of the Registrant.”

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to information set forth in the definitive Proxy Statement under the heading “Executive Compensation and Other Matters.”

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Executive Compensation and Other Matters.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading “Principal Accounting Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Power Integrations, Inc.:

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power Integrations, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Power Integrations, Inc.’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Power Integrations, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Power Integrations, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Power Integrations, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Power Integrations, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Power Integrations, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Power Integrations, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Power Integrations, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Mountain View, California

March 15, 2005

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,596	$110,271
Short-term investments	2,750	5,049
Accounts receivable, net of allowances of $902 and $969, respectively	12,230	10,326
Inventories	25,354	23,113
Deferred tax assets	3,878	4,275
Prepaid expenses and other current assets	2,600	3,086

Total current assets	166,408	156,120

PROPERTY AND EQUIPMENT, net	51,718	51,977
INVESTMENTS	12,211	—
DEFERRED TAX ASSETS	1,923	1,598
OTHER ASSETS	3,172	1,467

	$235,432	$211,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	8,612	7,918
Accrued payroll and related expenses	4,672	5,310
Taxes payable and other accrued liabilities	5,696	3,717
Deferred income on sales to distributors	3,058	2,565
Other accrued liabilities	882	934

Total current liabilities	22,920	20,444

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value Authorized— 3,000,000 shares Outstanding—None
Common Stock, $0.001 par value Authorized— 140,000,000 shares Outstanding—30,491,967 and 30,408,002, respectively	30	30
Additional paid-in capital	122,895	121,474
Accumulated translation adjustment	(114)	(120)
Retained earnings	89,701	69,334

Total stockholders’ equity	212,512	190,718

	$235,432	$211,162

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
NET REVENUES	136,636	125,706	108,184
COST OF REVENUES	71,409	62,814	60,723

GROSS PROFIT	65,227	62,892	47,461

OPERATING EXPENSES:
Research and development	16,162	16,443	14,705
Sales and marketing	15,273	15,484	14,537
General and administrative	8,102	6,848	6,203

Total operating expenses	39,537	38,775	35,445

INCOME FROM OPERATIONS	25,690	24,117	12,016

OTHER INCOME (EXPENSE):
Interest income	1,808	1,519	2,090
Interest expense	—	(7)	(23)
Other, net	(754)	(511)	(401)

Total other income	1,054	1,001	1,666

INCOME BEFORE PROVISION FOR INCOME TAXES	26,744	25,118	13,682
PROVISION FOR INCOME TAXES	6,377	7,033	4,104

NET INCOME	$20,367	$18,085	$9,578

EARNINGS PER SHARE:
Basic	$0.66	$0.61	$0.34

Diluted	$0.63	$0.57	$0.32

SHARES USED IN PER SHARE CALCULATION:
Basic	30,802	29,473	28,362

Diluted	32,414	31,812	29,503

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Stockholder Notes Receivable	Accumulated Translation Adjustment	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2001	28,011	$28	$81,758	$(38)	$(117)	$41,671	$123,302
Issuance of common stock under employee stock option plan, net of repurchases	490	—	4,143	—	—	—	4,143
Issuance of common stock under employee stock purchase plan	127	—	1,772	—	—	—	1,772
Proceeds of stockholder note repayment	—	—	—	38	—	—	38
Income tax benefit from employee stock option plan	—	—	1,421	—	—	—	1,421
Non employee stock based Compensation	—	—	379	—	—	—	379
Net income	—	—	—	—	—	9,578	9,578

BALANCE AT DECEMBER 31, 2002	28,628	28	89,473	—	(117)	51,249	140,633
Issuance of common stock under employee stock option plan, net of repurchases	1,621	2	21,603	—	—	—	21,605
Issuance of common stock under employee stock purchase plan	159	—	1,949	—	—	—	1,949
Income tax benefit from employee stock option plan	—	—	8,314	—	—	—	8,314
Non employee stock based compensation	—	—	135	—	—	—	135
Translation adjustment	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	18,085	18,085

BALANCE AT DECEMBER 31, 2003	30,408	30	121,474	—	(120)	69,334	190,718
Issuance of common stock under employee stock option plan	492	1	6,805	—	—	—	6,806
Repurchase of common stock	(590)	(1)	(11,797)	—	—	—	(11,798)
Issuance of common stock under employee stock purchase plan	182	—	2,294	—	—	—	2,294
Income tax benefit from employee stock option plan	—	—	4,082	—	—	—	4,082
Non employee stock based compensation	—	—	37	—	—	—	37
Translation adjustment	—	—	—	—	6	—	6
Net income	—	—	—	—	—	20,367	20,367

BALANCE AT DECEMBER 31, 2004	30,492	$30	$122,895	$—	$(114)	$89,701	$212,512

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,367	$18,085	$9,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,880	6,846	6,684
Deferred income taxes	72	191	(718)
Deferred rent	—	(725)	284
Provision for accounts receivable and other allowances	456	688	155
Tax benefit associated with employee stock plans	4,082	6,841	1,654
Stock compensation to non-employees	37	135	147
Change in operating assets and liabilities:
Accounts receivable	(2,360)	(2,492)	(3,553)
Inventories	(2,241)	(8,085)	8,594
Prepaid expenses and other assets	295	(2,909)	(146)
Accounts payable	694	191	3,086
Taxes payable and other accrued liabilities	1,336	1,773	4,849
Deferred income on sales to distributors	493	(153)	920

Net cash provided by operating activities	30,111	20,386	31,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,135)	(37,787)	(4,510)
Purchases of investments	(29,182)	(6,210)	(42,325)
Proceeds from maturities of investments	19,270	33,037	25,173

Net cash used in investing activities	(18,047)	(10,960)	(21,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	9,099	23,554	5,914
Repurchase of Common Stock	(11,797)	—	—
Proceeds from stockholder note repayment	—	—	38
Principal payments under capitalized lease obligations	(41)	(233)	(441)

Net cash (used in) provided by financing activities	(2,739)	23,321	5,511

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,325	32,747	15,383
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,271	77,524	62,141

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,596	$110,271	$77,524

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$0	$7	$23

Cash paid for (refund for) income taxes, net	$912	$177	$(403)

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1. THE COMPANY:

Power Integrations, Inc. (the “Company”), which was incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits for use primarily in AC to DC and DC to DC power conversion that address the following major markets: consumer, communications, computer and industrial electronics.

The Company is subject to a number of risks including, among others, the volume and timing of orders received from customers, competitive pressures on selling prices, the demand for our products declining in the major end markets we serve, recently enacted changes in securities laws and regulations, including the Sarbanes-Oxley Act of 2002, the inability to adequately protect or enforce our intellectual property rights, proposed changes to GAAP which will require recording compensation expense for employee stock options and employee stock purchase plans, the volume and timing of orders placed by us with our wafer foundries, fluctuations in the exchange rate between the U.S. dollar and the Japanese yen, the licensing of our intellectual property to one of our wafer foundries, the lengthy timing of our sales cycle, undetected defects and failures in meeting the exact specifications required by our products, our international sales activities account for a substantial portion of net revenues, our ability to develop and bring to market new products and technologies on a timely basis, the ability of our products to penetrate additional markets, attraction and retention qualified personnel in a competitive market, the adoption of anti-takeover measures, the volatility of the future trading price of our common stock and earthquakes, terrorist acts or other disasters.

Prior to 2004, all of the wafers used by the Company were manufactured by two offshore independent foundries. During 2004, the Company completed the qualification of ZMD Analog Mixed Signal Services GmbH & CoKG, as its third foundry partner and began taking delivery of production wafers from them during the fourth quarter of 2004. Although there are a number of other suppliers that could provide similar services, a change in suppliers could cause a delay in manufacturing and possible loss of sales, which could adversely affect operating results.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents and Investments

The Company considers cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of December 31, 2004, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

As of December 31, 2004 and 2003, the Company’s investments consisted of U.S. government backed securities, corporate commercial paper and other high quality commercial and municipal securities, which were classified as held-to-maturity and are carried at the amortized cost, which approximates fair value.

The table below summarizes the carrying value of the Company’s investments by major security type (in thousands):

	December 31,
	2004	2003
Cash Equivalents:
Taxable securities	$90,356	$66,997
Tax-exempt securities	11,252	18,315

Total cash equivalents	101,608	85,312

Short-term Investments:
U.S. corporate securities	250	972
U.S. government securities	2,500	4,077

Total short-term investments	2,750	5,049

Investments, matures in excess of 1 year	12,211	—

Total investment securities	$116,569	$90,361

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

	December 31,
	2004	2003
Raw materials	$1,376	$1,522
Work-in-process	7,212	9,650
Finished goods	16,766	11,941

	$25,354	$23,113

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment at December 31 consist of the following (in thousands)

	December 31,
	2004	2003
Land	$16,453	$16,453
Building and improvements	24,872	24,761
Machinery and equipment	38,833	34,944
Office furniture and equipment	13,012	10,654

	93,170	86,812
Accumulated Depreciation	(41,452)	(34,835)

	$51,718	$51,977

In October 2003 the Company completed the purchase of an 118,000 square foot facility, located in San Jose, California, for approximately $30.0 million in cash. The Company previously leased this facility, which houses the Company’s main executive, administrative, manufacturing and technical offices.

Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets (over a period of two to 40 years), or in the case of leased assets, over the remaining term of the related lease, if shorter.

Impairment of Long-Lived Assets

The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Currently the Company has no impairment of long-lived assets.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	December 31,
	2004	2003	2002
Basic earnings per share:
Net income	$20,367	$18,085	$9,578

Weighted average common shares	30,802	29,473	28,362

Basic earnings per share	$0.66	$0.61	$0.34

Diluted earnings per share:
Net income	$20,367	$18,085	$9,578

Weighted average common shares	30,802	29,473	28,362
Effect of dilutive securities:
Stock options	1,571	2,286	1,126
Employee stock purchase plan	41	53	15

Diluted weighted average common shares	32,414	31,812	29,503

Diluted earnings per share	$0.63	$0.57	$0.32

Options to purchase 1,667,869; 305,071 and 1,008,045 shares of Company’s common stock outstanding for the years ended December 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share. This was due to the exercise prices of the options to purchase shares of Company’s common stock being greater than the average market price of the Company’s common stock during those periods, and therefore, their effect would have been antidilutive.

Comprehensive Income

Comprehensive income for the Company consists of net income plus the effect of foreign currency translation adjustments, which is not material for each of the three years ended December 31, 2004. Accordingly, comprehensive income closely approximates actual net income.

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

Revenue Recognition, Significant Customers

Revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers are delivered at frontier, which is commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the Company’s product in that country. Prior to 2004 title to the Company’s products passed to the customer upon shipment from our facilities (FOB-point of origin) and as such revenue was recognized upon shipment for all OEMs and merchant power supply manufacturers. Sales to North American OEMs and merchant power supply manufacturers are still recognized upon shipment, as this is when the title is passed to the customer.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by the distributors. As a result of the Company’s distributor agreements, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The Company determines the amounts to defer based on the level of actual inventory on hand at its distributors as well as inventory that is in transit to its distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheet.

Net revenue is reduced by estimated sales returns and allowances. To estimate sales returns and allowances, the Company analyzes, both when a reserve is initially established, and then each quarter when the Company reviews the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of the Company’s products held by our customers, and changes in customer demand and acceptance of the Company’s products. This reserve represents a reserve of the gross margin on estimated future returns and is reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue equal to the expected customer credit memo and a corresponding credit is made to cost of sales equal to the estimated cost of the returned product. The net difference, or gross margin, is recorded as an addition to the reserve.

Approximately 50% to 60% of the Company’s sales are made to distributors. Frequently, distributors need a cost lower than the standard distribution price to win business. In these circumstances, the distributor submits a request to the Company for a lower “sell-in” price on a specific end-customer transaction or a series of transactions. After the distributor ships product to its customer under an approved transaction, the distributor submits a “ship & debit” claim to the Company to adjust its cost from the standard price to the approved lower price. After verification by the Company, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. The Company maintains a reserve for these credits that appears as a reduction to accounts receivable in the Company’s accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in the Company’s net revenues. To establish the adequacy of our reserves, the Company analyzes historical ship and debit payments and levels of inventory in the distributor channels.

From time to time the Company will reduce the distribution list price. As a result, the Company gives distributors protection, in the form of credits, against price declines on products they hold. The credits are referred to as “Price Protection.” Since the Company does not recognize revenue until the distributor sells the product to their customers, the Company generally does not need to provide reserves for price protection. However, in rare instances the Company must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, the Company will maintain a reserve for these credits that appears as a reduction to accounts receivable in the Company’s accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in the Company’s net revenues. The Company analyzes distribution price declines and levels of inventory in the distributor channels.

The Company’s end user base is highly concentrated and a relatively small number of OEMs, directly or indirectly through merchant power supply manufacturers, accounted for a significant portion of the Company’s revenue. For the years ended December 31, 2004, 2003 and 2002, ten customers accounted for approximately 71%, 76% and 81% of net revenues, respectively.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers accounted for more than 10% of total net revenues:

	Years Ended December 31,
Customer	2004	2003	2002
Memec Electronic Components(1)	19%	25%	22%
Synnex Technologies(1)	19%	20%	15%
Samsung Electronics(2)	—	—	14%

(1)	Distributor
(2)	OEM

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. Export sales, which consist of shipments from the U.S. to customers in foreign countries, are shown as a percentage of total sales:

	Years Ended December 31,
	2004	2003	2002
Hong Kong/China	26%	30%	29%
Taiwan	25%	26%	25%
Korea	19%	19%	24%
Western Europe	9%	7%	7%
Germany	5%	5%	6%
Japan	3%	2%	2%
Other	5%	4%	3%

Total export sales.	92%	93%	96%

The remainder of the Company’s sales are to customers within North America.

Product Sales

Sales of TOPSwitch and TinySwitch products accounted for 97%, 98% and 99% of total net revenues in 2004, 2003 and 2002, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch-FX, and TOPSwitch-GX. TinySwitch products include TinySwitch and TinySwitch II.

Revenue mix by product family:

	Years Ended December 31,
Product Family	2004	2003	2002
TinySwitch I and II	54%	51%	44%
TopSwitch FX and GX	28%	27%	22%
TopSwitch I and II	15%	20%	33%
LinkSwitch and DPA-Switch	3%	2%	—
Other	—	—	1%

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue mix by end markets served:

	Years Ended December 31,
End Market	2004	2003	2002
Consumer	33%	28%	23%
Communications	31%	36%	43%
Computer	22%	22%	21%
Industrial	8%	8%	6%
Other	6%	6%	7%

Foreign Currency Risk

The Company does not currently employ a foreign currency hedge program utilizing foreign currency forward exchange contracts. The Company maintains a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the year ended December 31, 2004, the Company realized a foreign exchange transaction loss of approximately $336,000. For the year ended December 31, 2003, the Company realized a foreign exchange transaction loss of approximately $194,000, and for the year ended December 31, 2002, the Company realized a foreign exchange transaction loss of approximately $171,000. These amounts are included in “other income (expense),” in the accompanying consolidated statements of operations.

Warranty

The Company generally warrants that its products will substantially conform to the published specifications for 12 months from the date of shipment. The Company’s liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial, and as a result, the Company does not record a specific warranty reserve. Actual future returns could be different than the returns allowance established.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $581,000, $636,000, and $736,000, in 2004, 2003 and 2002, respectively.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employee stock options rather than the alternative fair value method allowed by SFAS No. 123, Accounting for Stock Based Compensation. APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of income using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. Had compensation expense been determined under a fair value method consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” and related interpretations the Company’s net income would have been decreased to the following pro forma amounts (in thousands, except per share information):

	Years Ended December 31,
	2004	2003	2002
Net income as reported	$20,367	$18,085	$9,578
Add stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(18,704)	(16,150)	(14,422)

Pro forma net income (loss)	$1,663	$1,935	$(4,844)

Basic earnings (loss) per share:
As reported	$0.66	$0.61	$0.34
Pro forma	$0.05	$0.07	$(0.17)
Diluted earnings (loss) per share:
As reported	$0.63	$0.57	$0.32
Pro forma	$0.05	$0.06	$(0.17)

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rates	2.99% -3.54%	2.63% -3.02%	2.91% -4.41%
Expected volatility rates	81%	92%	93%
Expected dividend yield As reported	—	—	—
Expected life of stock options (years)	5.2	4.9	4.6
Weighted-average grant date fair value of options granted	$19.25	$15.52	$11.83

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rates	1.00% -2.29%	1.02% -1.19%	1.39% -1.90%
Expected volatility rates	50%	58%	87%
Expected dividend yield As reported	—	—	—
Expected life (years)	0.5	0.5	0.5
Weighted-average estimated fair value of purchase rights	$17.28	$12.69	$15.38

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2004 and 2003, because of the relatively short maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to, low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2004 and 2003, approximately 82% and 71% of accounts receivable, respectively, were concentrated with ten customers.

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

Indemnifications

The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (DSA). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages that may be awarded against the distributor in the event the Company’s hardware is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party (Customer Indemnification). The DSA generally limits the scope of and remedies for the Customer Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification to individual customers.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46 (revised December 2003 by FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities, or VIEs, created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. Management believes the adoption of FIN 46R will not have a material impact to the Company’s financial position, results of operations or cash flows as the Company does not have any VIEs.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The Company currently does not have any financial instruments that are within the scope of this Statement.

In November 2004, the FASB issued Statement of Financial Accounting Standards SFAS No. 151, Inventory Costs—An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on November 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on the Company’s results of operations and financial condition, but management does not expect SFAS 151 to have a material impact.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-1 (EITF 03–1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. Adoption of the recognition and measurement guidance of EITF 03-1 has been temporarily deferred by the FASB. However, the disclosure requirements continue to be effective for annual periods ending after June 15, 2004. Management believes the adoption of EITF 03-1 does not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2004, the FASB issued EITF Issue No. 02-14 (EITF 02-14), Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. Management believes the adoption of EITF 02-14 does not have a material impact to the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS 123R), which replaces SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, beginning July 1, 2005, Power Integrations must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include a modified-prospective and a modified-retroactive adoption options. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R, and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2), provides guidance under FASB Statement No. 109, Accounting for Income Taxes, (SFAS 109) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions, however the Company does not believe FSP 109-2 will have a material impact to the Company’s financial position, results of operations or cash flows.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform with the fiscal year 2004 presentation.

3. BANK LINE OF CREDIT:

The Company has a $10.0 million revolving line of credit agreement with a bank, which expires on June 30 , 2006, and restricts the Company from entering into certain transactions and contains certain financial covenants. Advances under the agreement bear interest at a fixed rate of the bank’s LIBOR rate plus 1.5% per annum or at the bank’s variable interest rate. The Company has the option to choose between the two rates. As of December 31, 2004 and 2003, there were no amounts due under the bank line of credit. The agreement also covers advances for commercial letters of credit and standby letters of credit, used primarily for the shipment of wafers from wafer supply manufacturers to the Company, provided that at no time will the aggregate sum of all advances exceed $10.0 million. As of December 31, 2004, there were outstanding letters of credit totaling approximately $5.3 million, and as of December 31, 2003, there were outstanding letters of credit totaling approximately $5.1 million.

4. COMMITMENTS AND CONTINGENCIES:

In October 2003 the Company completed the purchase of a 118,000 square foot facility, located in San Jose, California, for approximately $30 million in cash. The Company previously leased this same facility, which house the Company’s main executive, administrative, manufacturing and technical offices. Rent expense under all operating leases was approximately $1.2 million and $2.2 million in 2003 and 2002 respectively.

The Company had no capital leasing arrangements as of December 31, 2004.

From time to time the Company could become involved in more lawsuits, or customers and distributors may make claims against the Company, which arise in the ordinary course of business. During 2004 a small number of product lots, of one of the Company’s products, were not built to design specifications as the result of a foundry process defect. As a result of this manufacturing defect, there were a limited number of product failures and the Company replaced all of the parts that had not yet been installed in end customer products. Several customers made requests for reimbursement of costs and expenses in excess of the Company’s contractual warranty liability. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management believes that the Company has no liability beyond the Company’s normal warranty policy with respect to these claims and, accordingly, no accrual for possible payments related to these claims has been recorded in the Company’s financial statements.

Future minimum lease payments under all noncancellable operating agreements as of December 31, 2004 are as follows (in thousands):

Fiscal Year	Operating
2005	$487
2006	162
2007	98
2008	50
Thereafter	—

Total minimum lease payments	$797

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PREFERRED STOCK PURCHASE RIGHTS PLAN:

In February 1999, the Company adopted a Preferred Stock Purchase Rights Plan (the Plan) designed to enable all stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company. Under the Plan, stockholders received one right to purchase one one-thousandth of a share of a new series of preferred stock for each outstanding share of common stock held at $150.00 per right, when someone acquires 15 percent or more of the Company’s common stock or announces a tender offer which could result in such person owning 15 percent or more of the common stock. Each one one-thousandth of a share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to someone acquiring 15 percent, the rights can be redeemed for $0.001 each by action of the board of directors. Under certain circumstances, if someone acquires 15 percent or more of the common stock, the rights permit the stockholders, other than the acquirer, to purchase the Company’s common stock having a market value of twice the exercise price of the rights, in lieu of the preferred stock. Alternatively, when the rights become exercisable, the board of directors may authorize the issuance of one share of common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on February 23, 2009.

6. STOCKHOLDERS’ EQUITY:

Preferred Stock

The Company is authorized to issue 3,000,000 shares of $0.001 par value preferred stock, none of which was issued or outstanding during each of the three years ended December 31, 2004.

Common Stock

As of December 31, 2004, the Company was authorized to issue 140,000,000 shares of $0.001 par value common stock.

On October 20, 2004, the Company announced that its board of directors had authorized the repurchase of up to $40.0 million of the Company’s common stock. In addition, the board of directors authorized that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. As of December 31, 2004, the Company had purchased 590,000 shares for an aggregate amount of $11.8 million. The Company purchased an additional 850,000 shares subsequent to December 31, 2004 through February 28, 2005 for an aggregate amount of $15.5 million. The repurchase program may be suspended or discontinued at any time.

1988 Stock Option Plan

In June 1988, the board of directors approved the 1988 Stock Option Plan (the 1988 Plan), whereby the board of directors may grant options to key employees, directors and consultants to purchase the Company’s common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 50 months. Options granted under the 1988 Plan will remain outstanding in accordance with their terms, but effective July 1997, the board of directors had determined that no further options would be granted under the 1988 Plan.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Stock Option Plan

In June 1997, the board of directors approved the 1997 Stock Option Plan (the “1997 Plan”), whereby the board of directors may grant options to key employees, directors and consultants to purchase the Company’s common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. The 1997 Plan originally allowed for annual increases on the first day of the Company’s fiscal year (beginning in 1999) by a number of shares equal to 5 percent of the number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors passed a resolution, which amended the 1997 Plan to reduce the annual increase from 5 percent to 3.5 percent. As of December 31, 2004, the 1997 Plan’s maximum share reserve was 12,561,194 shares, which is comprised of the sum of (i) 9,618,230 shares (new shares allocated to the 1997 Plan) and (ii) 2,942,964 shares granted pursuant to the 1988 Plan (the “1988 Plan Options”). The number of shares available for issuance under the 1997 Plan, at any time, is reduced by the number of shares remaining subject to the 1988 Plan Options. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

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

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors approved the 1998 Nonstatutory Stock Option Plan (the 1998 Plan), whereby the board of directors may grant nonstatutory options to employees and consultants to purchase the Company’s common stock at exercise prices of not less than 85% of the fair value of the shares at the date of grant. As of December 31, 2004, the maximum share reserve under this plan was 1,000,000 shares. Options expire ten years after the date of grant (five years if the option is granted to a ten percent owner optionee) and generally vest over 48 months.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity under the Company’s option plans:

(prices are weighted average prices)

	Years Ended December 31,
	2004		2003		2002
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, Beginning of year	5,782,100	$16.67	5,981,639	$15.02	5,071,725	$14.47
Granted	1,679,037	$25.47	1,524,362	$19.99	1,599,022	$14.95
Exercised	(491,831)	$13.76	(1,621,219)	$13.35	(490,018)	$8.49
Cancelled	(280,027)	$19.98	(102,682)	$22.39	(199,090)	$16.49

Options outstanding, end of year	6,689,279	$18.95	5,782,100	$16.67	5,981,639	$15.02

Vested and exercisable, end of year	3,880,026	$17.14	2,860,896	$16.20	2,799,251	$15.03

Options issued under the 1988, 1997 and 1998 plans may be exercised at any time prior to their expiration. Options issued under the Directors Plan are exercisable upon vesting. In addition, the Company has the right, upon termination of an optionholder’s employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1988, 1997 and 1998 plans at the original purchase price. Under the terms of the option plans, an option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 2004, 2003 and 2002, there were no shares of common stock issued under the 1988, 1997 and 1998 plans that are subject to repurchase by the Company.

The following table summarizes the stock options outstanding at December 31, 2004:

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$ 0.26—$ 4.38	194,893	3.00	$3.36	194,893	$3.36
$ 4.42—$12.10	1,126,675	6.38	$11.88	932,367	$11.86
$12.13—$17.75	2,664,424	6.93	$15.90	1,774,405	$15.55
$17.80—$21.84	737,163	8.59	$19.28	188,486	$18.82
$22.00—$25.00	312,447	7.14	$23.65	209,077	$23.53
$25.23—$28.16	1,182,315	8.88	$27.18	294,295	$27.02
$28.45—$32.64	106,594	8.23	$29.44	32,574	$29.57
$33.15—$36.03	137,299	8.83	$33.55	26,849	$33.42
$36.16—$41.94	169,894	5.04	$37.43	169,505	$37.44
$43.88—$51.50	57,575	5.00	$44.39	57,575	$44.39

$ 0.26—$51.50	6,689,279	7.26	$18.95	3,880,026	$17.14

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the Purchase Plan), 1,500,000 shares of common stock were reserved for issuance to eligible employees. In June of 2004 there were an additional 500,000 shares reserved for a total of 2,000,000 shares reserved for the plan. The Purchase Plan permits employees to purchase common stock through payroll deductions, which may not exceed 15 percent of an employee’s compensation, at 85% of the lower of the fair market value of the Company’s common stock on the first or the last day of each offering period. As of December 31, 2004, 1,373,455 shares had been purchased and 626,545 shares were reserved for future issuance under the Purchase Plan.

Non-employee Stock Options

In 2004, 2003 and 2002, the Company granted to non-employees options to acquire 1,000; 1,000 and 7,000 shares of common stock under the 1997 Plan, at weighted average exercise prices of $27.22, $17.75 and $17.16 per share respectively. As of December 31, 2004, options exercisable for 4,751 shares of common stock were outstanding and options exercisable for 2,645 shares of common stock at exercise prices ranging from $12.10 to $27.22 were outstanding. The weighted average exercise price of the outstanding options was $17.51, and the weighted average remaining contractual life was 3 years. In 2004, 2003 and 2002, the Company incurred consulting charges of $37,000, $135,000 and $147,000. Pursuant to the provisions of SFAS No. 123, the fair value of options issued was determined based on the fair value of the equity instruments issued, the fair value was estimated as services were provided using the Black-Scholes model with the following weighted average assumptions used for grants in 2004, 2003 and 2002: risk-free interest rates of 2.71 percent to 3.72 percent; expected dividend yields of zero percent; expected lives of 10 years; and expected volatility of 81%.

Stockholder Notes Receivable

As of December 31, 2004 and 2003, there were no outstanding loans to stockholders, executive officers, directors or employees.

Shares Reserved

As of December 31, 2004, the Company had 4,195,112 shares of common stock reserved for future issuance under stock option and stock purchase plans.

7. INCOME TAXES:

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Years Ended December 31,
	2004	2003	2002
US Operations	$11,903	$24,818	$13,611
Foreign Operations	14,841	300	71

Total Pretax Income	$26,744	$25,118	$13,682

Undistributed earnings of the Company’s foreign subsidiaries of approximately $10.9 million at December 31, 2004, are considered to be indefinitely reinvested and, accordingly, no provision for Federal income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% Federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

The Company does not anticipate it will apply the above provision to qualifying earnings repatriations in fiscal year 2005; however, as additional clarifying language on key elements of the provision becomes available, the Company will continue to analyze and assess whether such repatriation would be practical.

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current provision:
Federal	$5,471	$6,184	$4,743
State	350	371	2
Foreign	486	286	78

	6,307	6,841	4,823

Deferred provision (benefit):
Federal	601	721	(322)
State	(531)	(529)	(397)

	70	192	(719)

	$6,377	$7,033	$4,104

The Company is entitled to a deduction for Federal and state tax purposes with respect to employees’ stock option activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For 2004, 2003 and 2002, the net deduction in tax payable arising from employees’ stock option activity was approximately $4.1 million, $8.3 million and $1.4 million respectively.

The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income before provision for income taxes as follows:

	Years Ended December 31,
	2004	2003	2002
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	3.0	3.0	3.1
Research and development credits	(1.9)	(4.5)	(4.0)
Foreign sales corporation	—	—	(5.6)
Extraterritorial income exclusion	—	(4.0)	—
Non deductible expenses and other	0.4	(1.5)	1.5
International tax different rate	(8.5)	—	—
Release of reserve for tax contingency	(4.2)	—	—

	23.8%	28.0%	30.0%

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax asset were as follows (in thousands):

	December 31,
	2004	2003
Tax credit carry-forwards	$4,539	$2,751
Inventory reserves	1,066	1,550
Other reserves and accruals	196	1,572

	$5,801	$5,873

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

As of December 31, 2004, the Company had Federal and California research and development tax credit carryforwards of approximately $1.8 million and $4.1 million, respectively. The Federal research and development tax credit carryforwards expire on various dates through 2024. There is no expiration of research and development tax credit carryforwards for the State of California.

The 4.2% release of reserve in our tax rate for 2004 was due to a benefit of $1.1 million resulting from a reduction in our estimated income-tax liabilities due to the favorable conclusion of certain tax contingencies.

8. LEGAL PROCEEDINGS:

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company and its U.S. subsidiary. The Company’s complaint alleges that certain integrated circuits produced by System General Corporation infringed and continue to infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining System General Corporation from infringing the Company’s patents and an award for damages resulting from the alleged infringement.

On October 20, 2004, the Company filed a complaint for patent infringement in the U.S. District Court for the District of Delaware, against Fairchild Semiconductor International, Inc., a Delaware corporation, and Fairchild Semiconductor Corporation, a Delaware corporation (collectively, Fairchild). The Company’s complaint alleges that Fairchild produces certain integrated circuits, which infringed and continue to infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining Fairchild from infringing the Company’s patents and an award for damages resulting from the alleged infringement.

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

POWER INTEGRATIONS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowances for doubtful accounts:
Year ended December 31, 2002	$437	$0	$(60)	$377
Year ended December 31, 2003	$377	$(17)	$0	$360
Year ended December 31, 2004	$360	$(84)	$5	$281

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowances for customer returns:
Year ended December 31, 2002	$936	$155	$(479)	$612
Year ended December 31, 2003	$612	$705	$(708)	$609
Year ended December 31, 2004	$609	$540	$(528)	$621

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowances for Ship and Debit Credits:
Year ended December 31, 2002	$648	$8,594	$(7,759)	$1,483
Year ended December 31, 2003	$1,483	$12,384	$(11,967)	$1,900
Year ended December 31, 2004	$1,900	$17,401	$(16,809)	$2,492

1)	Deductions relate to amounts written off against the allowances for doubtful accounts, customer returns and ship and debit credits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: March 15, 2005	By:	/s/ JOHN M. COBB
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

Dated: March 15, 2005	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

Dated: March 15, 2005	By:	/s/ JOHN M. COBB
John M. Cobb
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Dated: March 15, 2005	By:	/s/ HOWARD F. EARHART
Howard F. Earhart
Chairman of the Board

Dated: March 15, 2005	By:	/s/ ALAN D. BICKELL
Alan D. Bickell
Director

Dated: March 15, 2005	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated: March 15, 2005	By:	/s/ R. SCOTT BROWN
R. Scott Brown
Director

Dated: March 15, 2005	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme
Director

Dated: March 15, 2005	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director

Dated: March 15, 2005	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

POWER INTEGRATIONS, INC.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended

December 31, 2004

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC in our annual report on Form 10-K on March 16, 1999.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC in our annual report on Form 10-K on March 22, 2002.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as an exhibit to the Rights Agreement between us and BankBoston N.A. dated February 24, 1999. (As filed with the SEC in our Current Report on Form 8-K on March 12, 1999.)

3.4	Bylaws. (As filed with the SEC in our Registration Statement on Form S-1 on September 11, 1997.)

3.5	Amendment to Bylaws. (As filed with the SEC in our Current Report on Form 8-K on March 12, 1999.)

4.1	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors dated April 27, 1995. (As filed with the SEC in our Registration Statement on Form S-1 on September 11, 1997.)

4.2	Investors’ Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC dated as of May 22, 1996. (As filed with the SEC in our Registration Statement on Form S-1 on September 11, 1997.)

4.3	Rights Agreement between us and BankBoston N.A. dated as of February 24, 1999 (As filed with the SEC in our Current Report on Form 8-K on March 12, 1999.)

4.4	Amendment to Rights Agreement between us and BankBoston N.A. dated as of October 9, 2001 (As filed with the SEC in our Registration Statement on Form 10-Q on November 9, 2001.)

10.1	Form of Indemnification Agreement for directors and officers. (As filed with the SEC in our Registration Statement on Form S-1 on September 11, 1997.)

10.2	1988 Stock Option Plan and forms of agreements thereunder. (As filed with the SEC in our Registration Statement on Form S-1 on September 11, 1997.)

10.3	1997 Stock Option Plan and forms of agreements thereunder. (As filed with the SEC in our Registration Statement on Form S-1 on September 11, 1997.)

10.4	1997 Outside Directors Stock Option Plan and forms of agreements thereunder. (As filed with the SEC in our Registration Statement on Form S-1 on September 11, 1997.)

10.5	1997 Employee Stock Purchase Plan and forms of agreements thereunder. (As filed with the SEC in our Registration Statement on Form S-1 on September 11, 1997.)

10.6	1998 Nonstatutory Stock Option Plan. (As filed with the SEC in our quarterly report on Form 10-Q on May 12, 2003.)

10.7	Chief Executive Officer Benefits Agreement between us and Balu Balakrishnan dated April 25, 2002. (As filed in our quarterly report on Form 10-Q on May 10, 2002.)

10.8	Executive Officer Benefits Agreement between us and Derek Bell dated April 25, 2002. (As filed in our quarterly report on Form 10-Q on May 10, 2002.)

10.9	Executive Officer Benefits Agreement between us and John Cobb dated April 25, 2002. (As filed in our quarterly report on Form 10-Q on May 10, 2002.)

10.10	Executive Officer Benefits Agreement between us and Bruce Renouard dated April 25, 2002. (As filed in our quarterly report on Form 10-Q on May 10, 2002.)

10.11	Executive Officer Benefits Agreement between us and John Tomlin dated April 25, 2002. (As filed in our quarterly report on Form 10-Q on May 10, 2002.)

10.12	Executive Officer Benefits Agreement between us and Clifford J. Walker dated April 25, 2002. (As filed in our quarterly report on Form 10-Q on May 10, 2002.)

10.13	Loan Agreement between us and Union Bank of California, N.A. dated as of October 16, 1998. (As filed with the SEC in our annual report on Form 10-K on March 16, 1999.)

10.14	First Amendment to Loan Agreement dated October 16, 1998 between us and Union Bank of California, N.A. dated August 1, 2000. (As filed with the SEC in our quarterly report on Form 10-Q on November 14, 2000.)

10.15	Wafer Supply Agreement between us and Matsushita dated as of June 29, 2000. (As filed with the SEC in our quarterly report on Form 10-Q on November 14, 2000.)

10.16	Technology License Agreement between us and Matsushita dated as of June 29, 2000. (As filed with the SEC in our quarterly report on Form 10-Q on November 14, 2000.)

10.17	Purchase Agreement among us, SPI HO II Associates, L.P., SPI/TSA Arrowhead, LLC, SPI/TSA Chula Vista L.P. and SPI/Braintree Unit 5 Limited Partnership dated as of April 21, 2003. (As filed with the SEC in our quarterly report on Form 10-Q on August 7, 2003.)

10.18	Amended and Restated Wafer Supply Agreement between us and OKI dated as of April 1, 2003. (As filed with the SEC in our quarterly report on Form 10-Q on August 7, 2003.)*

10.19	Wafer Supply Agreement between us and ZMD dated as of May 23, 2003. (As filed with the SEC in our quarterly report on Form 10-Q on August 7, 2003.)*

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.