Form 10-Q
period 2005-03-31
POWER INTEGRATIONS INC
filed 2005-05-06
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock, $.001 par value	29,397,766 shares

POWER INTEGRATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,985	$119,596
Short-term investments	6,410	2,750
Accounts receivable	10,156	12,230
Inventories	26,773	25,354
Deferred tax assets	4,022	3,878
Prepaid expenses and other current assets	1,354	2,600

Total current assets	153,700	166,408

PROPERTY AND EQUIPMENT, net	50,591	51,718
INVESTMENTS	11,296	12,211
DEFERRED TAX ASSETS	1,789	1,923
OTHER ASSETS	3,104	3,172

	$220,480	$235,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,328	$8,612
Accrued payroll and related expenses	3,715	4,672
Income taxes payable	5,647	5,696
Deferred income on sales to distributors	2,868	3,058
Other accrued liabilities	1,279	882

Total current liabilities	20,837	22,920

STOCKHOLDERS’ EQUITY:
Common stock	30	30
Additional paid-in capital	105,291	122,895
Cumulative translation adjustment	(114)	(114)
Retained earnings	94,436	89,701

Total stockholders’ equity	199,643	212,512

	$220,480	$235,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
NET REVENUES	34,416	34,165

COST OF REVENUES	17,779	17,473

GROSS PROFIT	16,637	16,692

OPERATING EXPENSES:
Research and development	4,098	4,152
Sales and marketing	4,018	4,112
General and administrative	2,777	1,579

Total operating expenses	10,893	9,843

INCOME FROM OPERATIONS	5,744	6,849

OTHER INCOME, net	654	259

INCOME BEFORE PROVISION FOR INCOME TAXES	6,398	7,108

PROVISION FOR INCOME TAXES	1,663	1,990

NET INCOME	$4,735	$5,118

EARNINGS PER SHARE:
Basic	$0.16	$0.17

Diluted	$0.15	$0.16

SHARES USED IN PER SHARE CALCULATION:
Basic	29,919	30,622

Diluted	30,907	32,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,735	$5,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,728	1,783
Deferred income taxes	(10)	—
Provision for accounts receivable and other allowances	100	160
Income tax benefit associated with employee stock plans	171	1,372
Stock compensation to non-employees	4	13
Change in operating assets and liabilities:
Accounts receivable	1,975	(3,124)
Inventories	(1,419)	1,793
Prepaid expenses and other current assets	1,221	(252)
Accounts payable	(1,284)	(1,231)
Income taxes payable and accrued liabilities	(609)	(1,407)
Deferred income on sales to distributors	(190)	908

Net cash provided by operating activities	6,422	5,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(509)	(1,353)
Purchases of held-to-maturity investments	(2,745)	(14,620)
Proceeds from maturities of held-to-maturity investments	—	7,265

Net cash used in investing activities	(3,254)	(8,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2,454	4,393
Repurchase of common stock	(20,233)	—
Principal payments under capitalized lease obligations	—	(41)

Net cash (used in) provided by financing activities	(17,779)	4,352

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,611)	777
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119,596	110,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,985	$111,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$1,589	$84

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Power Integrations, Inc. or the Company, a Delaware corporation, and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. Certain reclassifications were made to the prior year financial information to conform to the current period presentation. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2004 included in its Form 10-K filed on March 16, 2005 with the Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of March 31, 2005, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

Revenue Recognition

Revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers are delivered at frontier, which is commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the Company’s product in that country. Sales to North American OEMs and merchant power supply manufacturers are recognized upon shipment (FOB-point of origin), as this is when the title is passed to the customer.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expense related to employee ownership programs through stock options

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock Based Compensation. APB No. 25 provides that expense relative to the Company’s employee ownership programs through stock options is measured based on the intrinsic value of stock options granted on the date of the grant and the Company recognizes expense in its statement of income using the straight-line method over the vesting period for fixed awards. Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. Had expense related to employee ownership programs through the Company’s stock option plans been determined under a fair value method consistent with SFAS No. 123, Accounting for Stock Based Compensation, and related interpretations, the Company’s net income would have been reduced to the following pro forma amounts (in thousands, except per share information):

	Three Months Ended March 31,
	2005	2004
Net income as reported	$4,735	$5,118
Deduct: Total stock-based employee stock ownership expense determined under fair-value-based method for all awards, net of tax	(4,337)	(4,291)

Pro forma net income	$398	$827

Basic earnings per share:
As reported	$0.16	$0.17

Pro forma	$0.01	$0.03

Diluted earnings per share:
As reported	$0.15	$0.16

Pro forma	$0.01	$0.03

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rates	2.98%-4.26%	1.20%-4.14%
Expected volatility rates	84%	90%
Expected dividend yield	—	—
Expected life of stock options (years)	5.23	5.32
Weighted-average grant date fair value of options granted	17.50	27.34

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rates	2.49%	1.36%
Expected volatility rates	45%	46%
Expected dividend yield	—	—
Expected life of stock options (years)	.50	.50
Weighted-average estimated fair value of purchase rights rights	15.84	13.64

Common Stock

On October 20, 2004, the Company announced that its board of directors had authorized the repurchase of up to $40.0 million of the Company’s common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. From the inception of the stock repurchase program in 2004 to March 31, 2005, a total of 1,660,000 shares were repurchased for approximately $31.9 million. The Company repurchased approximately 1.1 million shares for approximately $20.2 million during the three months ended March 31, 2005. At March 31, 2005, approximately $8.1 million was available to repurchase shares of the Company’s common stock pursuant to the stock repurchase program. The repurchase program may be suspended or discontinued at any time.

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

Comprehensive Income

Comprehensive income for the Company consists of net income, plus the effect of foreign currency translation adjustments, which was not material for the three months ended March 31, 2005 and 2004. Accordingly, comprehensive income closely approximates actual net income.

Segment Reporting

The Company is organized and operates as one business segment - the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC-to-DC and DC-to-DC power conversion markets. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$566	$1,376
Work-in-process	8,180	7,212
Finished goods	18,027	16,766

	$26,773	$25,354

4.	SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s end user base is highly concentrated and a relatively small number of OEMs, power supply merchants and distributors accounted for a significant portion of the Company’s net revenues. Ten customers accounted for approximately 69.4% and 72.3% of total net revenues for the three months ended March 31, 2005 and 2004, respectively.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended March 31,
Customer	2005	2004
A	18.2%	22.4%
B	14.6%	15.4%
C	*	13.4%

less than 10%

Customers A and B are distributors of the Company’s products and customer C is an OEM.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of March 31, 2005 and December 31, 2004, approximately 75.7% and 81.9% of accounts receivable, respectively, were concentrated with ten customers.

The following customers accounted for more than 10% of accounts receivable:

Customer	March 31, 2005	December 31, 2004
A	21.2%	29.0%
B	20.8%	26.1%

Customers A and B are distributors of the Company’s products.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic sales to customers in foreign countries, are comprised of the following:

	Three Months Ended March 31,
	2005	2004
Hong Kong/China	24.1%	28.4%
Taiwan	22.7%	20.2%
Korea	21.9%	22.9%
Western Europe (excluding Germany)	9.3%	7.8%
Germany	4.4%	5.5%
Japan	3.5%	2.2%
Singapore	2.9%	2.0%
Other	1.8%	2.8%

Total foreign.	90.6%	91.8%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 95.8% and 97.3% of net revenues from product sales for the three months ended March 31, 2005 and 2004, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch FX and TOPSwitch GX. TinySwitch products include TinySwitch and TinySwitch II.

5.	EARNINGS PER SHARE:

Basic earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in the diluted calculation consists of dilutive shares issuable upon the exercise of outstanding common stock options and warrants computed using the treasury stock method.

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Basic earnings per share:
Net income	$4,735	$5,118

Weighted average common shares	29,919	30,622

Basic earnings per share	$0.16	$0.17

Diluted earnings per share:
Net income	$4,735	$5,118

Weighted average common shares	29,919	30,622
Effect of dilutive securities:
Stock options	982	2,113
Employee stock purchase plan	7	22

Diluted weighted average common shares	30,907	32,757

Diluted earnings per share	$0.15	$0.16

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 2,258,058 and 389,594 shares of common stock that were outstanding at March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the options’ exercise price was greater than the average market price of the Company’s common stock during those periods, and therefore, their effect would have been antidilutive.

6.	PROVISION FOR INCOME TAXES:

Income tax expense for the three-month periods ended March 31, 2005 and 2004 includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The difference between the federal statutory rate of 35% and the Company’s effective tax rate used for the three-month period ended March 31, 2005 and 2004 was primarily due to the beneficial impact of international sales subject to lower tax rates and research and development credits. The Company’s estimated effective tax rate for the three months ended March 31, 2005 and 2004 was 26% and 28%, respectively.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

8.	COMMITMENTS AND CONTINGENCIES

From time to time the Company could become involved in more lawsuits, or customers and distributors may make claims against the Company, which arise in the ordinary course of business. During 2004 a small number of product lots, of one of the Company’s products, were not built to design specifications as the result of a foundry process defect. As a result of this manufacturing defect, there were a limited number of product failures and the Company replaced all of the parts that had not yet been installed in end customer products. Several customers made requests for reimbursement of costs and expenses in excess of the Company’s contractual warranty liability. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In April 2005, after further discussions with customers, the Company determined that it was appropriate to accrue $270,000 as of March 31, 2005, for potential customer costs and expenses in excess of the Company’s contractual warranty liability.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	LEGAL PROCEEDINGS

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

10.	CUMULATIVE ADJUSTMENT TO DEFERRED INCOME ON SALES TO DISTRIBUTORS

During the three months ended March 31, 2005, the Company made a change to its method of calculating deferred income on sales to distributors. This change resulted in the recognition of $1.1 million in previously deferred revenue, the recognition of $0.6 million of previously deferred costs, and an increase in net income of approximately $0.4 million, which represented diluted earnings per share of approximately $0.01. The impact of this adjustment was not material to any of the Company’s prior period financial statements.

11.	RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS 123R), which replaces SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 31, 2005, (this date was changed from June 15, 2005, by the U.S. Securities and Exchange Commission (SEC) on April 14, 2005). The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123(R), beginning January 1, 2006, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include a modified-prospective and a modified-retroactive adoption options. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R), while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123(R), and expects that the adoption of SFAS 123(R) will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method of adoption or the effect of adopting SFAS 123(R), and it has not been determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.

In March 2005, the FASB issued FSP No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective the first period beginning after March 3, 2005. The Company is currently evaluating the effect that the adoption of FSP 46(R)-5 will have on the Company’s consolidated results of operations and financial condition but does not expect it to have a material impact.

In December 2004, the FASB issued FASB Staff Position No.109-1 (FAS 109-1), Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the AJCA). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The Company is currently evaluating the impact of FAS 109-1, however the Company does not believe it will have a material impact on the Company’s financial statements.

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

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2004.

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

We believe our patented TOPSwitch ICs, introduced in 1994, were the first highly integrated power conversion ICs to achieve widespread market acceptance. Since the introduction of TOPSwitch, we have introduced a number of other families of ICs that further improve upon the functionality and cost-effectiveness of TOPSwitch, and enable us to address a wider range of applications. In June 2002, we further expanded our addressable market with the introduction of DPA-Switch, a highly integrated high-voltage DC-DC power conversion IC designed specifically for use in distributed power architectures. With our current portfolio, which also includes TinySwitch and LinkSwitch products, we can address applications requiring up to 290 watts of power, in AC-DC applications, and up to 100 watts of power in DC-DC applications.

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

A portion of our cost of revenues consists of the cost of wafers. We currently purchase wafers from Matsushita Electric Industrial Co, Ltd. (Matsushita), OKI Electric Industry (OKI), and ZMD Analog Mixed Signal Services GmbH & CoKG (ZMD). The contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen. The agreements with these vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations. Our agreement to purchase wafers from ZMD is denominated in U.S. dollars, as are the purchases we make from our assembly and test suppliers.

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

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers are delivered at frontier, which is commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country, at which time we recognize the related revenue. Sales to North American OEMs and merchant power supply manufacturers are recognized upon shipment (FOB-point of origin), as this is when the title is passed to the customer.

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

Estimating sales returns and allowances

Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products. This reserve represents a reserve of the gross margin on estimated future returns and is reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheet. Increases to the reserve are recorded as a reduction to net revenue equal to the expected customer credit memo and a corresponding credit is made to cost of sales equal to the estimated cost of the returned product. The net difference, or gross margin, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our future net revenues could be adversely affected.

Estimating distributor pricing credits

Frequently, our distributors need a cost lower than the standard distribution price to win business. In these circumstances, the distributor submits a request to us for a lower “sell-in” price on a specific end-customer transaction or a series of transactions. After the distributor ships product to its customer under an approved transaction, the distributor submits a “ship & debit” claim to us to adjust its cost from the standard price to the approved lower price. After verification by us, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying condensed consolidated balance sheet. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the adequacy of our reserves, we analyze historical ship and debit amounts and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

From time to time we will reduce the distribution list price of our products. When this occurs, we give our distributors price protection in the form of credits, on products they hold. The credits are referred to as “Price Protection”. Since we do not recognize revenue until the distributor sells the product to its customers, we generally do not need to provide reserves for price protection. However, in rare instances we must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, we will maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying condensed consolidated balance sheet. Any increase in the reserve results in a corresponding reduction in our net revenues. We analyze distribution price declines and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

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

Estimating reserve for excess and obsolete inventory

We identify excess and obsolete products and analyze historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs when evaluating the adequacy of the reserve for excess and obsolete inventory. This reserve is reflected as a reduction to inventory in the accompanying condensed consolidated balance sheet, and an increase in cost of revenues. If actual market conditions are less favorable than our assumptions, we may be required to take additional reserves, which could adversely impact our cost of revenues and operating results.

Income taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. As of March 31, 2005, no valuation allowance had been recorded to reduce our deferred tax assets. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, a valuation allowance would be recorded in the period such determination is made, which could adversely affect our operating results. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our result of operations and financial position.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended March 31,
	2005	2004
Net revenues	100.0	100.0
Cost of revenues	51.7	51.1

Gross profit	48.3	48.9

Operating expenses:
Research and development	11.9	12.2
Sales and marketing	11.7	12.0
General and administrative	8.0	4.6

Total operating expenses	31.6	28.8

Income from operations	16.7	20.1
Other income, net	1.9	0.7

Income before provision for income taxes	18.6	20.8
Provision for income taxes	4.8	5.8

Net income	13.8%	15.0%

Comparison of the Three Months Ended March 31, 2005 and 2004

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by Matsushita. Net revenues for the three months ended March 31, 2005 were $34.4 million compared to $34.2 million for the three months ended March 31, 2004, an increase of $200,000. During the three months ended March 31, 2005, the Company made a change to its method of calculating deferred income on sales to distributors. This change resulted in the recognition of $1.1 million in previously deferred revenue, the recognition of $0.6 million of previously deferred costs, and an increase in net income of approximately $0.4 million, which represented diluted earnings per share of approximately $0.01. The impact of this adjustment was not material to any of the Company’s prior period financial statements.

The increase in net revenues for the three months ended March 31, 2005 was primarily the result of the $1.1 million dollar adjustment to previously deferred revenue, which increased sales to distributors. Excluding this adjustment, net revenues decreased $800,000, primarily due to a reduction of sales to the communications end market.

Our net revenue mix by product family and by the end markets that we serve are as follows:

Revenue mix by product family for the three months ended March 31, 2005 compared to the twelve months ended December 31, 2004:

	Three Months Ended March 31,	Twelve Months Ended December 31,
Product Family	2005	2004
TinySwitch I and II	56%	54%
TopSwitch FX and GX	27%	28%
TopSwitch I and II	13%	15%
LinkSwitch and DPA-Switch	4%	3%

Approximate revenue mix by end markets served for the three months ended March 31, 2005 compared to the twelve months ended December 31, 2004:

	Three Months Ended March 31,	Twelve Months Ended December 31,
End Market	2005	2004
Consumer	31%	33%
Communication	30%	31%
Computer	24%	22%
Industrial	9%	8%
Other	6%	6%

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

International sales, which are based on “ship to” customer locations, were $31.2 million in the first quarter of 2005 compared to $31.4 million for the same period in 2004, a decrease of approximately $200,000. International sales represented 90.6% of net revenues compared to 91.8% in the comparable period of 2004. In absolute dollars, the decrease in our international sales for the three months ended March 31, 2005 was primarily from decreased sales of our products in the communication end market. The decrease was partially offset by increased sales in the computer end markets. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 76.9% and 78.5% of our net revenues for the three months ended March 31, 2005 and 2004, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Net product sales for the first quarter of 2005 were divided 58% to distributors and 42 % to OEMs and power supply merchants, compared to 56% to distributors and 44% to OEMs and power supply merchants for the first quarter of 2004. In the three months ended March 31, 2005, two separate customers, both of whom are distributors, accounted for approximately 18% and 15% of net revenues. In the three months ended March 31, 2004, the same two distributors accounted for approximately 22% and 15% of net revenues, and one other customer, an OEM, accounted for approximately 13% of net revenues.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from Matsushita, OKI and ZMD, the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with the testing of both wafers and packaged components and testing of packaged components by sub-contractors. Gross profit was $16.6 million, or 48.3% of net revenues, for the three months ended March 31, 2005, compared to $16.7 million, or 48.9% of net revenues, for the three months ended March 31, 2004. Our gross margin was relatively flat for the three months ended March 31, 2005 compared to the same period in 2004 despite generally declining prices, primarily because of our ability to improve our process technology and reduce our test costs through time test improvements and the increased amount of testing performed by third parties off-shore.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses, expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the first quarter of 2005 were $4.1 million compared to $4.2 million for the same period in 2004, which represented 11.9% and 12.2% of our net revenues in each period, respectively. In absolute dollars, research and development expenses for the first quarter in 2005 were relatively flat compared to the same period in 2004. We expect research and development expenses to increase in absolute dollars, but those expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives, field application engineering costs, and facilities expenses, including expenses associated with our regional sales offices and support offices. Sales and marketing expenses were $4.0 million, or 11.7% of net revenues, for the first quarter of 2005, compared to $4.1 million, or 12.0% of net revenues for the same period in 2004. In absolute dollars, sales and marketing expenses for the first quarter in 2005 were relatively flat compared to the same period in 2004. We expect sales and marketing expenses to increase in absolute dollars as we continue to expand our sales and marketing presence worldwide, but may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and audit and tax services. For the quarter ended March 31, 2005, general and administrative expenses were $2.8 million or 8.1%, of our net revenues, compared to $1.6 million, or 4.6% of net revenues for the same period in 2004. The increase was due primarily to increased professional services incurred to comply with the requirements of the Sarbanes-Oxley Act, and legal fees related to the ongoing patent infringement lawsuits against System General Corporation and Fairchild Semiconductor (as described in Part II Other Information, Item 1 Legal Proceedings). We expect general and administrative expenses to increase in absolute dollars generally throughout 2005, primarily as a result of increased patent litigation expenses, but general and administrative expenses may fluctuate as a percentage of our net revenues.

Other income, net. Other income, net, for the first quarter of 2005 was $654,000 compared to $259,000 for the same period in 2004. Other income consists primarily of interest income earned on short-term and long-term investments. The increase of $395,000 was primarily from increased interest income due to higher interest rates. The weighted average interest rate for our investment portfolio in the three months ended March 31, 2005 was 2.82% compared to 1.41% for the same period in 2004, an increase of 1.41%.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes was $1.7 million for the quarter ended March 31, 2005 compared to $2.0 million for the quarter ended March 31, 2004. Our estimated effective tax rate used for the three months ended March 31, 2005 and 2004 was 26% and 28% respectively. The difference between the statutory rate of 35% and our effective tax rate for the quarter ended March 31, 2005 and 2004 was due primarily to the favorable effects of research and development tax credits and international sales subject to lower tax rates. We expect our effective tax rate to remain at approximately 26% for 2005. We believe our effective tax rate will decline over time if we are able to grow our international business.

Liquidity and Capital Resources

As of March 31, 2005, we had approximately $122.7 million in cash, cash equivalents and short-term and long-term investments, a decrease of approximately $11.9 million from December 31, 2004. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita, prior to the shipment of wafers by our foundry to us, and also to our workers compensation insurance carrier as part of our insurance program. As of March 31, 2005, there were outstanding letters of credit totaling approximately $2.3 million. The balance of this credit line was unused and available as of March 31, 2005. The line of credit agreement, which expires on June 30, 2006, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of March 31, 2005, we were in compliance with these financial covenants.

As of March 31, 2005, we had working capital, defined as current assets less current liabilities, of approximately $132.9 million, a decrease of approximately $10.6 million from December 31, 2004. Our operating activities generated cash of $6.4 million and $5.1 million in the three months ended March 31, 2005 and 2004, respectively. Cash generated in the first three months of 2005 was principally the result of net income in the amount of $4.7 million, depreciation and amortization of $1.7 million, a decrease in accounts receivable, and prepaid expenses and other current assets of $2.0 million and $1.2 million respectively, partially offset by an increase in inventory of $1.4 million and a decrease in accounts payable of $1.3 million. Cash generated in the first three months of 2004 was principally the result of net income in the amount of $5.1 million, depreciation and amortization of $1.8 million, the tax benefit associated with employee stock plans of $1.4 million and a decrease in inventory of $1.8 million, partially offset by an increase in accounts receivable of $3.1 million and decreases in accounts payable of $1.2 million and taxes payable and other accrued liabilities of $1.4 million.

Our investing activities were net purchases of $2.7 million and $7.4 million in the three months ended March 31, 2005 and 2004, respectively, of short-term and long-term investments. Purchases of property and equipment were $509,000 and $1.4 million in the three months ended March 31, 2005 and 2004, respectively. Our financing activities for the three months ended March 31, 2005 included the use of $20.2 million for the repurchase of approximately 1.1 million shares of our common stock, and receipts of $2.5 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan. Our financing activities in the three months ended March 31, 2004 were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $4.4 million.

On October 20, 2004, we announced that our board of directors had authorized the repurchase of up to $40.0 million of our common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. From the inception of the stock repurchase program in 2004 to March 31, 2005, a total of 1,660,000 shares were repurchased for approximately $31.9 million. We repurchased approximately 1.1 million shares for approximately $20.2 million during the three months ended March 31, 2005. The repurchase program may be suspended or discontinued at any time.

During the first three months of 2005, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during the remainder of 2005, as a result of decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS 123R), which replaces SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 31, 2005 (this date was changed from June 15, 2005, by the U.S. Securities and Exchange Commission (SEC) on April 14, 2005). The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123(R), beginning January 1, 2006, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include a modified-prospective and a modified-retroactive adoption options. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R), while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123(R), and expect that the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123(R), and it has not been determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.

In March 2005, the FASB issued FSP No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective the first period beginning after March 3, 2005. We are currently evaluating the effect that the adoption of FSP 46(R)-5 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In December 2004, the FASB issued FASB Staff Position No.109-1 (FAS 109-1), Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the AJCA). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. We are currently evaluating the impact of FAS 109-1, however we do not believe it will have a material impact on our financial statements.

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

Some of the factors that could affect our operating results include the following:

•	the volume and timing of orders received from customers;

•	competitive pressures on selling prices;

•	the demand for our products declining in the major end markets we serve;

•	continued impact of recently enacted changes in securities laws and regulations, including the Sarbanes-Oxley Act of 2002;

•	the inability to adequately protect or enforce our intellectual property rights;

•	changes to Generally Accepted Accounting Principles (GAAP) which will require recording compensation expense for employee stock options and employee stock purchase plans;

•	the volume and timing of orders placed by us with our wafer foundries and assembly subcontractors;

•	fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen;

•	the licensing of our intellectual property to one of our wafer foundries;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	our international sales activities account for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention of qualified personnel in a competitive market;

•	changes in environmental laws and regulations;

•	the adoption of anti-takeover measures;

•	the volatility of the future trading price of our common stock, and

•	earthquakes, terrorists acts or other disasters.

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

Changes to GAAP that will require recording compensation expense for employee stock options and employee stock purchase plans. The FASB recently enacted SFAS 123(R), which will require us to adopt a different method of determining the compensation expense of our employee stock options and employee stock purchase plan. SFAS 123(R) will have a significant adverse effect on our reported financial conditions and may impact the way we conduct our business.

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business will suffer. We have supply arrangements for the production of wafers with Matsushita, which expires in June 2005; we are currently in discussions with them on renewal of our agreement, with OKI, which expires in April 2008, and with ZMD, which expires in December 2009. Although certain aspects of our relationships with Matsushita, OKI and ZMD are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Matsushita, OKI or ZMD in the future, that the wafer foundries’ capacity will meet our needs, or that any of them will not seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, Matsushita or ZMD would harm our business. We estimate that it would take 9 to 18 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenues may decline. We depend on independent foundries to produce wafers, and independent subcontractors to assemble and test finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of the foundries to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compound available from only one vendor, which is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially adversely affect yields, timely delivery and cost to manufacture. We cannot assure that acceptable yields will be maintainable in the future.

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

Our international sales activities account for a substantial portion of our net revenues and subject us to substantial risks. Sales to customers outside of the United States account for, and have accounted for a large portion of our net revenues, including approximately 91% and 92% of our net revenues for the three months ended March 31, 2005 and 2004, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

In addition, we cannot be sure that we will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot assure that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Our failure, or our customers’ failure to develop and introduce new products successfully and in a timely manner would harm our business and may cause the price of our common stock to fall. In addition, customers may defer or return orders for existing products in response to the introduction of new products. Although we maintain reserves for potential customer returns, we cannot assure that these reserves will be adequate.

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

Changes in environmental laws and regulations may potentially increase our costs related to obsolete products in our existing inventory. Changing environmental regulations and the timetable to implement them are continuing to modify our customers demand for our products. As a result there could be an increase in our inventory obsolescence costs for products manufactured prior to our customer’s adoption of new regulations. Currently we have limited visibility into our customers’ strategies to implement these changing environmental regulations into their business. The inability to accurately determine our customer’s strategies could increase our inventory costs related to obsolescence.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2004 Annual Report on Form 10-K.

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

The table below presents carrying value and related weighted average interest rates for our investment portfolio at March 31, 2005.

(in thousands, except average interest rates)

	Carrying Value	Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Taxable securities	$88,704	2.81%

Investment Securities Classified as Short-term Investments:
U.S. corporate securities	1,110	2.16%
U.S. government securities	5,300	2.95%

Total	6,410	2.81%

Investment Securities Classified as Long-term Investments:
U.S. corporate securities	817	2.33%
U.S. government securities	10,479	2.91%

Total	11,296	2.87%

Total investment securities	$106,410	2.82%

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of that date.

(b) There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 20, 2004, the Company announced that its board of directors had authorized the repurchase of up to $40.0 million of the Company’s common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. From the inception of the stock repurchase program in 2004, to March 31, 2005, a total of 1,660,000 shares were repurchased for approximately $31.9 million. The Company repurchased 1.1 million shares for approximately $20.2 million during the three months ended March 31, 2005. The repurchase program may be suspended or discontinued at any time.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
January 1 to January 31, 2005	580,000	$17.561	580,000	$18,048
February 1 to February 28, 2005	270,000	$19.805	270,000	$12,700
March 1 to March 31, 2005	220,000	$21.118	220,000	$8,054

Total	1,070,000		1,070,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.5	Power Integrations, Inc. 1997 Stock Option Plan, as amended through January 25, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: May 6, 2005	By:	/s/ JOHN M. COBB
John M. Cobb Chief Financial Officer