Form 10-Q
period 2005-06-30
POWER INTEGRATIONS INC
filed 2005-08-12
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, $.001 par value	29,464,973 shares

POWER INTEGRATIONS, INC.

TOPSwitch, TinySwitch, LinkSwitch and DPA-Switch are trademarks of Power Integrations, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,496	$108,396
Short-term investments	7,210	2,750
Accounts receivable	11,929	12,230
Inventories	24,093	25,354
Deferred tax assets	4,022	3,878
Prepaid expenses and other current assets	1,549	2,600

Total current assets	155,299	155,208

PROPERTY AND EQUIPMENT, net	50,143	51,718
INVESTMENTS	10,468	23,411
DEFERRED TAX ASSETS	1,789	1,923
OTHER ASSETS	3,067	3,172

	$220,766	$235,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,758	$8,612
Accrued payroll and related expenses	4,507	4,672
Income taxes payable	5,234	5,696
Deferred income on sales to distributors	2,992	3,058
Other accrued liabilities	2,122	882

Total current liabilities	21,613	22,920

STOCKHOLDERS’ EQUITY:
Common stock	29	30
Additional paid-in capital	99,754	122,895
Cumulative translation adjustment	(114)	(114)
Retained earnings	99,484	89,701

Total stockholders’ equity	199,153	212,512

	$220,766	$235,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET REVENUES	$35,299	$35,944	$69,715	$70,109

COST OF REVENUES	18,045	19,392	35,824	36,865

GROSS PROFIT	17,254	16,552	33,891	33,244

OPERATING EXPENSES:
Research and development	4,104	4,088	8,202	8,240
Sales and marketing	4,263	3,943	8,281	8,055
General and administrative	2,933	2,049	5,710	3,628

Total operating expenses	11,300	10,080	22,193	19,923

INCOME FROM OPERATIONS	5,954	6,472	11,698	13,321
OTHER INCOME, net	725	131	1,379	390

INCOME BEFORE PROVISION FOR INCOME TAXES	6,679	6,603	13,077	13,711
PROVISION FOR INCOME TAXES	1,632	1,575	3,295	3,565

NET INCOME	$5,047	$5,028	$9,782	$10,146

EARNINGS PER SHARE:
Basic	$0.17	$0.16	$0.33	$0.33

Diluted	$0.16	$0.15	$0.32	$0.31

SHARES USED IN PER SHARE CALCULATION:
Basic	29,423	30,785	29,669	30,703

Diluted	30,876	32,598	30,905	32,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,782	$10,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,375	3,475
Deferred income taxes	(11)	—
Provision for (reduction in) accounts receivable and other allowances	(288)	336
Income tax benefit associated with employee stock plans	669	1,792
Stock compensation to non-employees	6	23
Change in operating assets and liabilities:
Accounts receivable	588	(3,062)
Inventories	1,261	3,328
Prepaid expenses and other current assets	973	(854)
Accounts payable	(1,854)	467
Income taxes payable and accrued liabilities	614	321
Deferred income on sales to distributors	(66)	883

Net cash provided by operating activities	15,049	16,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,616)	(2,900)
Purchases of held-to-maturity investments	(4,377)	(30,520)
Proceeds from maturities of held-to-maturity investments	12,860	13,604

Net cash provided by (used in) investing activities	6,867	(19,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	4,489	5,632
Repurchase of common stock	(28,305)	—
Principal payments under capitalized lease obligations	—	(41)

Net cash provided by (used in) financing activities	(23,816)	5,591

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,900)	2,630
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,396	91,956

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,496	$94,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$3,141	$155

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Power Integrations, Inc. and its wholly owned subsidiaries, or the Company, a Delaware corporation. Significant inter-company accounts and transactions have been eliminated.

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

Reclassifications

In the accompanying Condensed Consolidated Balance Sheet as of December 31, 2004, the Company has reclassified the balance of auction rate securities (for which interest rates reset in less than 90 days, but for which the underlying maturity date is longer than 90 days), from cash and cash equivalents to long-term investments. This resulted in the reclassification from cash and cash equivalents to long-term investments of approximately $11.2 million as of December 31, 2004. Also, in connection with this reclassification, there was a corresponding net increase in cash used in investing activities in the accompanying Condensed Consolidated Statements of Cash Flows by $6.1 million for the six month period ended June 30, 2004 to reflect the purchase of these investments during that period. The Company had no auction rate securities at June 30, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of June 30, 2005, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$5,047	$5,028	$9,782	$10,146

Deduct: Total stock-based employee stock ownership expense determined under fair-value-based method for all awards, net of tax
Stock options granted under stock option plans	(4,410)	(5,207)	(8,674)	(9,499)
Stock purchase rights under the Employee Purchase Plan	(87)	(86)	(212)	(335)

Pro forma net income (loss)	$550	$(265)	$896	$312

Basic earnings (loss) per share:
As reported	$0.17	$0.16	$0.33	$0.33

Pro forma	$0.02	$(0.01)	$0.03	$0.01

Diluted earnings (loss) per share:
As reported	$0.16	$0.15	$0.32	$0.31

Pro forma	$0.02	$(0.01)	$0.03	$0.01

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rates	3.19% - 4.24%	3.29%	3.19% - 4.24%	2.99% - 3.29%
Expected volatility rates	73%	83%	73%	83%
Expected dividend yield	—	—	—	—
Expected life of stock options (years)	4.7	5.3	4.7	5.3

Weighted-average grant date fair value of options granted	$21.70	$24.85	$17.72	$27.23

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rates	3.03%	1.36%	3.03%	1.00%-1.36%
Expected volatility rates	38%	46%	38%	46%
Expected dividend yield	—	—	—	—
Expected life (years)	0.5	0.5	0.5	0.5

Weighted-average estimated fair value of purchase rights	$15.84	$13.04	$15.84	$13.06

Common Stock

On October 20, 2004, the Company announced that its board of directors had authorized the repurchase of up to $40.0 million of the Company’s common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. From inception of the stock repurchase program in October 2004 through June 30, 2005, the Company repurchased 2,033,270 shares for approximately $40.0 million, the total amount authorized by the Company’s board of directors. The Company repurchased 373,270 shares for approximately $8.1 million during the three months ended June 30, 2005, and 1.1 million shares for approximately $20.2 million during the three months ended March 31, 2005.

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

Comprehensive Income

Comprehensive income for the Company consists of net income, plus the effect of foreign currency translation adjustments, which was not material for the three and six months ended June 30, 2005 and 2004. Accordingly, comprehensive income closely approximates actual net income.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$1,587	$1,376
Work-in-process	6,301	7,212
Finished goods	16,205	16,766

	$24,093	$25,354

4. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s end user base is highly concentrated and a relatively small number of OEMs, power supply merchants and distributors typically account for a significant portion of the Company’s net revenues. Ten customers accounted for approximately 70.8% and 70.7% of total net revenues for the three months ended June 30, 2005 and 2004, respectively, and 70.6% and 71.2% of total net revenues for the six months ended June 30, 2005 and 2004, respectively.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2005	2004	2005	2004
A	19.9%	18.6%	19.5%	20.5%
B	17.9%	18.0%	16.8%	16.8%
C	*	11.4%	*	12.4%

*	less than 10%

Customers A and B are distributors of the Company’s products and customer C is an OEM.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of June 30, 2005 and December 31, 2004, approximately 73.2% and 81.9% of accounts receivable, respectively, were concentrated with ten customers.

The following customers accounted for more than 10% of accounts receivable:

Customer	June 30, 2005	December 31, 2004
A	27.1%	29.0%
B	18.9%	26.1%

Customers A and B are distributors of the Company’s products.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to customers in foreign countries, are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Taiwan	26.1%	22.2%	25.0%	21.2%
Hong Kong/China	23.9%	27.8%	24.4%	28.1%
Korea	19.1%	20.2%	20.5%	21.6%
Western Europe (excluding Germany)	11.3%	10.1%	10.5%	9.0%
Germany	4.1%	4.4%	4.3%	4.9%
Japan	3.9%	3.0%	3.8%	2.6%
Singapore	2.1%	2.1%	2.6%	2.1%
Other	1.6%	2.5%	1.7%	2.6%

Total foreign	92.1%	92.3%	92.8%	92.1%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 96.1% and 96.6% of net revenues from product sales for the three months ended June 30, 2005 and 2004, respectively, and 96.0 % and 97.0% of net revenues from product sales for the six months ended June 30, 2005 and 2004, respectively. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX and TOPSwitch-GX. TinySwitch products include TinySwitch and TinySwitch II.

5. EARNINGS PER SHARE:

Basic earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in the diluted calculation consists of dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method.

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$5,047	$5,028	$9,782	$10,146

Weighted average common shares	29,423	30,785	29,669	30,703

Basic earnings per share	$0.17	$0.16	$0.33	$0.33

Diluted earnings per share:
Net income	$5,047	$5,028	$9,782	$10,146

Weighted average common shares	29,423	30,785	29,669	30,703
Effect of dilutive securities:
Stock options	1,441	1,787	1,226	1,980
Employee stock purchase plan	12	26	10	32

Diluted weighted average common shares	30,876	32,598	30,905	32,715

Diluted earnings per share	$0.16	$0.15	$0.32	$0.31

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 1,886,128 and 1,626,117 shares of Company common stock outstanding for the three month periods ended June 30, 2005 and 2004, respectively, and options to purchase 1,944,342 and 456,234 shares of Company common stock outstanding for the six month periods ended June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the exercise prices of the options to purchase shares of Company common stock were greater than the average market price of the Company’s common stock during those periods, and therefore, their effect would have been antidilutive.

6. PROVISION FOR INCOME TAXES:

Income tax expense for the six-month periods ended June 30, 2005 and 2004 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate used for the six-month period ended June 30, 2005 and 2004 is primarily due to the beneficial impact of international sales subject to lower tax rates and research and development credits. The Company adjusted its effective tax rate from 26% to 25% for the six months ended June 30, 2005 to reflect the estimated annual effective income tax rate for 2005. The tax provision for the six months ended June 30, 2004 was calculated using an annual effective income tax rate of 26%. The estimated annual effective income tax rate for 2005 may be subject to change in the future.

The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% Federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

The Company is currently analyzing the impact of the one-time favorable foreign dividend provision recently enacted as part of the Jobs Act of 2004, and intends to complete the analysis by the end of fiscal year 2005. As of June 30, 2005, and based on the tax laws in effect at that time, the Company intends to continue to indefinitely reinvest the Company’s undistributed foreign earnings and accordingly, no deferred tax liability has been recorded on these undistributed foreign earnings.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. COMMITMENTS AND CONTINGENCIES

From time to time the Company could become involved in lawsuits, or customers and distributors may make claims against the Company, which arise in the ordinary course of business. During 2004, a small number of product lots of one of the Company’s products were not built to design specifications because of a foundry process defect. As a result of this manufacturing defect, there were a limited number of product failures and the Company replaced all of the parts that had not yet been installed in end customer products. Several customers made requests for reimbursement of costs and expenses in excess of the Company’s contractual warranty liability. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In April 2005, after further discussions with its customers, the Company determined that it was appropriate to accrue $270,000 as of March 31, 2005, for potential customer costs and expenses in excess of the Company’s contractual warranty liability. The Company accrued an additional $121,000 as of June 30, 2005, related to this manufacturing defect, for customer costs and expenses in excess of the Company’s contractual warranty liability.

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

On May 9, 2005, the Company filed a complaint with the U.S. International Trade Commission (ITC) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337, naming System General Corporation of Taiwan as the respondent. The Company filed a supplement to the complaint on May 24, 2005. The Company alleges infringement by System General of the same patents raised in the action in the Northern District of California. The ITC instituted an investigation on June 8, 2005 in response to the Company’s complaint. By its complaint, the Company seeks an order from the ITC excluding System General’s PWM chips and the products containing them, such as LCD monitors, from importation into the United States. The ITC hearing is scheduled to begin on January 18, 2006, based on the hearing, the judge will make an initial determination of weather System General is infringing the Company’s patents. On June 10, 2005, in response to the initiation of the ITC investigation, the District Court stayed all proceedings.

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

10. CUMULATIVE ADJUSTMENT TO DEFERRED INCOME ON SALES TO DISTRIBUTORS

During the three months ended March 31, 2005, the Company made a change to its method of calculating deferred income on sales to distributors. This change resulted in the recognition of $1.1 million in previously deferred revenue, the recognition of $0.6 million of previously deferred costs, and an increase in net income of approximately $0.4 million, which represented diluted earnings per share of approximately $0.01. The impact of this adjustment was not material to any of the Company’s prior period financial statements. The Company made no additional adjustments related to the change in the Company’s method of calculating deferred income on sales to distributors in the three months ended June 30, 2005.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. ADJUSTMENT TO RESERVE FOR SALES RETURNS

To estimate sales returns and allowances, the Company analyzes the reserve each quarter. When the Company reviews the adequacy of the reserve, the following factors are considered: historical returns, current economic trends, levels of inventories of the Company’s products held by the Company’s customers, and changes in customer demand and acceptance of our products. In the three months ended June 30, 2005, the Company made an adjustment to its sales returns reserve. The Company determined that it should have recorded this adjustment in prior periods. This adjustment increased net revenue and net income by approximately $0.9 million and approximately $0.4 million (or $0.01 per diluted share), respectively, for the three and six months ended June 30, 2005. This adjustment was not material to any of the Company’s quarterly or annual periods.

12. RECENT ACCOUNTING PRONOUNCEMENTS:

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

In March 2005, the FASB issued FSP No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 became applicable to the Company in the current quarter. FSP 46(R) did not impact the Company’s consolidated results of operations and financial condition as of June 30, 2005.

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

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on the Company’s consolidated results of operations and financial condition, but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) that replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on the Company’s consolidated results of operations and financial condition, but does not expect it to have a material impact.

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

the communications market;

the consumer market;

the computer market; and

the industrial electronics markets.

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

A portion of our cost of revenues consists of the cost of wafers. We currently purchase wafers from Matsushita Electric Industrial Co, Ltd. (Matsushita), OKI Electric Industry (OKI), and ZMD Analog Mixed Signal Services GmbH & CoKG (ZMD). In July 2005, we signed a new wafer supply agreement with Matsushita. The contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen. The agreements with these vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations. Our agreement to purchase wafers from ZMD is denominated in U.S. dollars, as are the purchases we make from our assembly and test suppliers.

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

Income taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. As of June 30, 2005, no valuation allowance had been recorded to reduce our deferred tax assets. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, a valuation allowance would be recorded in the period such determination is made, which could adversely affect our operating results. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our result of operations and financial position.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended June 30,		Percentage of Total Net Revenues for Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	100.0	100.0	100.0	100.0
Cost of revenues	51.1	54.0	51.4	52.6

Gross profit	48.9	46.0	48.6	47.4

Operating expenses:
Research and development	11.6	11.3	11.7	11.7
Sales and marketing	12.1	11.0	11.9	11.5
General and administrative	8.3	5.7	8.2	5.2

Total operating expenses	32.0	28.0	31.8	28.4

Income from operations	16.9	18.0	16.8	19.0
Other income, net	2.0	0.4	2.0	0.6

Income before provision for income taxes	18.9	18.4	18.8	19.6

Provision for income taxes	4.6	4.4	4.8	5.1

Net income	14.3%	14.0%	14.0%	14.5%

Comparison of the Three Months and Six Months Ended June 30, 2005 and 2004

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus royalties paid by Matsushita. Net revenues for the three months ended June 30, 2005 were $35.3 million compared to $35.9 million for the three months ended June 30, 2004, a decrease of $0.6 million, or 1.8%. Net revenues for the six months ended June 30, 2005 were $69.7 million compared to $70.1 million for the comparable period of 2004, a decrease of $0.4 million or 0.6%. Our results for the quarter ended June 30, 2005 included an adjustment to the reserve for sales returns. This adjustment increased net revenues by $0.9 million and increased net income by $0.4 million, or $0.01 per diluted share. In the quarter ended March 31, 2005 we made a change to our method of calculating deferred income on sales to distributors. This change resulted in the recognition of $1.1 million in previously deferred revenue, and an increase in net income of approximately $0.4 million, or $0.01 per diluted share. The impact of these adjustments was not material to any of our prior period financial statements.

Net revenues from product sales were $34.9 million and $35.4 million in the second quarter of 2005 and 2004, respectively. Net revenues from product sales were $68.8 million and $69.0 million in the six months ended June 30, 2005 and 2004, respectively. The slight decrease in net revenues from product sales for the three months and six months ended June 30, 2005 was driven primarily by decreased revenues of our products in the consumer and communications end markets. We have continued to experience pricing pressure, which contributed to the decline in revenue. The decline was offset in part by an increase in sales of our products in the industrial end market. Revenues from the industrial end market increased 31% and 13% in the three months and six months ended June 30, 2005, respectively, compared to the same periods a year ago.

Revenue mix by product family for the six months ended June 30, 2005 compared to the twelve months ended December 31, 2004, was as follows:

Product Family	Six Months Ended June 30, 2005	Twelve Months Ended December 31, 2004
TinySwitch I and II	56%	54%
TopSwitch FX and GX	27%	28%
TopSwitch I and II	13%	15%
LinkSwitch and DPA-Switch	4%	3%

Approximate revenue mix by end markets served for the six months ended June 30, 2005 compared to the twelve months ended December 31, 2004, was as follows:

End Market	Six Months Ended June 30, 2005	Twelve Months Ended December 31, 2004
Consumer	31%	33%
Communication	30%	31%
Computer	23%	22%
Industrial	10%	8%
Other	6%	6%

Customer demand for our products can change quickly and unexpectedly. Our customers perceive that our products are readily available and typically order only for their short-term needs. Our revenue levels are highly dependent on the amount of new orders that are received for which product can be delivered by us within the same period. Orders that are booked and shipped within the same period are called “turns business”. Because of the uncertainty of customer demand, and the short lead-time environment and high turns business, it is difficult to predict future levels of revenues and profitability, however, based on recent customer design wins and input from our sales force, we expect sequential revenue growth in the range of 4% to 10%.

International sales were $32.5 million in the second quarter of 2005 compared to $33.2 million for the same period in 2004, a decrease of $0.7 million, or 2%. International sales represented 92.1% of net revenues compared to 92.3% in the three months ended June 30, 2005 and 2004, respectively. International sales were $64.7 million for the six months ended June 30, 2005 compared to $64.5 million for the same period in 2004, an increase of $0.2 million. International sales represented 92.8% of net revenues compared to 92.1% in the six months ended June 30, 2005 and 2004, respectively. In absolute dollars, our international sales for the three months and six months ended June 30, 2005 were relatively flat from the same periods a year ago. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 76.6% and 77.8% of our sales for the three months ended June 30, 2005 and 2004, respectively, and 78.0% and 78.2% of our sales for the six months ended June 30, 2005 and 2004, respectively. We expect international sales to continue to account for a large portion of our net revenues.

For the second quarter of 2005, sales to distributors accounted for 60.6% of net product sales, while sales to OEMs and power supply merchants accounted for 39.4%, compared to 55.0% to distributors and 45.0% to OEMs and power supply merchants for the second quarter of 2004. For the six months ended June 30, 2005, sales to distributors accounted for 59.2% of net product sales, while sales to OEMs and power supply merchants accounted for 40.8%, compared to 55.5% to distributors and 44.5% to OEMs and power supply merchants for the same period in 2004. In the three months ended June 30, 2004, two separate customers, both of who are distributors, accounted for approximately 19.9% and 17.9% of net revenues. In the three months ended June 30, 2004, the same two distributors accounted for approximately 18.6% and 18.0% of net revenues, and one OEM customer accounted for approximately 11.4% of net revenues. For the six months ended June 30, 2005, sales to the same two distributors accounted for approximately 19.5% and 16.8% of net revenues, respectively, compared to approximately 20.5% and 16.8% of net revenues, respectively, for the six months ended June 30, 2004. Sales to the same OEM customer accounted for less than 10% of net revenues for the six months ended June 30, 2005, and approximately 12.4% of net revenues for the six months ended June 30, 2004.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our foundries Matsushita, ZMD and OKI, the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with the testing of both wafers and packaged components and testing of packaged components by sub-contractors. Gross profit was $17.3 million, or 48.9% of net revenues, for the three months ended June 30, 2005, compared to $16.6 million, or 46.0% of net revenues, for the three months ended June 30, 2004. Gross profit for the six months ended June 30, 2005 was $33.9 million, or 48.6% of net revenues, compared to $33.2 million, or 47.4% of net revenues for the same period in 2004. The increase in our gross profit percentage for the three months and six months ended June 30, 2005 was driven primarily by our ability to reduce product costs, principally through price reductions from our foundries, improvements to our manufacturing process, and the increased use of overseas subcontractors for the testing of our ICs. We expect our gross margin to remain relatively flat for the rest of 2005, but if pricing pressures increase beyond our expectations, and we are unable to obtain offsetting decreases in our product costs, our gross profit could be lower.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses, as well as expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the second quarter of both 2005 and 2004 were $4.1 million, which represented 11.6% and 11.3% of our net revenues in each period, respectively. Research and development expenses for both the six months ended June 30, 2005 and June 30, 2004 were $8.2 million, which represented 11.8% of our net revenues in each period. In absolute dollars, research and development expenses for the three months and six months ended June 30, 2005 were primarily unchanged from the same periods in 2004. We expect research and development expenses to increase throughout 2005 in absolute dollars, but these expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives, facilities expenses including expenses associated with our regional sales and support offices, and field application engineering costs. Sales and marketing expenses were $4.3 million, or 12.1% of net revenues, for the second quarter of 2005, compared to $3.9 million, or 11.0% of net revenues for the same period in 2004. Sales and marketing expenses for the six months ended June 30, 2005 were $8.3 million compared to $8.1 million for the same period in 2004, which represented 11.9% and 11.5% of our net revenues in each period, respectively. In absolute dollars, sales and marketing expenses for the six months ended June 30, 2005 increased from the same period in 2004, primarily as a result of expanding our worldwide sales and applications engineering staffs. We expect sales and marketing expenses to continue to increase in absolute dollars as we continue to expand our sales and marketing presence worldwide, and increase our advertising efforts, but these expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and audit and tax services. For the quarters ended June 30, 2005 and 2004, general and administrative expenses were $2.9 million and $2.0 million, respectively, which represented 8.3% and 5.7% of our net revenues, respectively. For the six months ended June 30, 2005 and 2004, general and administrative expenses were $5.7 million and $3.6 million, respectively, which represented 8.2% and 5.2% of our net revenues, respectively. In absolute dollars general and administrative expenses for the three and six month periods were up from the same periods in 2004, primarily due to increased audit fees related to the ongoing compliance requirements of the Sarbanes-Oxley Act, and a significant increase in legal fees due to the ongoing patent infringement litigation against Fairchild Semiconductor and System General Corporation (as described in Part II Other Information, Item 1 Legal Proceedings). We expect general and administrative expenses to increase in absolute dollars generally throughout 2005, primarily as a result of increased patent litigation expenses, but general and administrative expenses may fluctuate as a percentage of our net revenues.

Other income, net. Other income, net, for the second quarter of 2005 increased by $0.6 million compared to the same period in 2004. For the six months ended June 30, 2005, other income, net, increased by $1.0 million compared to the same period in 2004. Other income consists primarily of interest income earned on short-term and long-term investments. The increase for the three and six-month period ended June 30, 2005 was due primarily to an increase in our weighted average interest rate, which was 3.17% at June 30, 2005 compared to 1.34% for the same period in 2004.

Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. The provision for income taxes was $1.6 million for both the quarter ended June 30, 2005 and 2004. The provision for income taxes was $3.3 million for the six months ended June 30, 2005 compared to $3.6 million for the same period in 2004. We adjusted our effective tax rate from 26% to 25% for the six months ended June 30, 2005 to reflect the estimated annual effective tax rate for 2005. Our estimated annual effective tax rate used for the six months ended June 30, 2004 was 26%. The difference between the statutory rate of 35% and our effective tax rate for the six months ended June 30, 2005 and 2004 was due primarily to international sales which are subject to lower tax rates and the favorable effects of research and development tax credits. Our estimate of our annual effective income tax rate for 2005 may change in the future.

Liquidity and Capital Resources

As of June 30, 2005, we had approximately $124.2 million in cash, cash equivalents and short-term and long-term investments, a decrease of approximately $10.4 million from December 31, 2004. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita, prior to the shipment of wafers by this foundry to us, and also to our workers compensation insurance carrier as part of our insurance program. As of June 30, 2005, there were outstanding letters of credit totaling approximately $2.2 million. The balance of this credit line was unused and available as of June 30, 2005. The line of credit agreement, which expires on June 30, 2006, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of June 30, 2005, we were in compliance with these financial covenants.

As of June 30, 2005, we had working capital, defined as current assets less current liabilities, of approximately $133.7 million, an increase of approximately $1.4 million from December 31, 2004. Our operating activities generated cash of $15.0 million and $16.9 million in the six months ended June 31, 2005 and 2004, respectively. Cash generated in the first six months of 2005 was principally the result of net income in the amount of $9.8 million, depreciation and amortization of $3.4 million, a decrease in prepaid expenses and other current assets of $1.0 million, the tax benefit associated with employee stock plans of $0.7 million, and a decrease in inventory of $1.3 million, partially offset by a decrease in accounts payable of $1.9 million. Cash generated in the first six months of 2004 was principally the result of net income in the amount of $10.1 million, depreciation and amortization of $3.5 million, the tax benefit associated with employee stock plans of $1.8 million and a decrease in inventory of $3.3 million, partially offset by an increase in accounts receivable of $3.1 million.

Our investing activities were net proceeds from maturities of held-to-maturity investments of $8.5 million in the six months ended June 30, 2005 and net purchases of $16.9 million in the six months ended June 30, 2004, of short-term and long-term investments. Purchases of property and equipment were $1.6 million and $2.9 million in the six months ended June 30, 2005 and 2004, respectively. Our financing activities for the six months ended June 30, 2005 included the use of $28.3 million for the repurchase of approximately 1.5 million shares of our common stock, and net proceeds from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $4.5 million. In the six months ended June 30, 2004, our financing activities were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $5.6 million.

On October 20, 2004, we announced that our board of directors had authorized the repurchase of up to $40.0 million of our common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. From inception of the stock repurchase program in October 2004 through June 30, 2005, we had repurchased 2,033,270 shares for approximately $40.0 million, the total amount authorized by the Company’s board of directors. We repurchased 373,270 shares for approximately $8.1 million during the three months ended June 30, 2005, and 1.1 million shares for approximately $20.2 million during the three months ended March 31, 2005.

During the first six months of 2005, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during the remainder of 2005, as a result of decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS 123R), which replaces SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123(R), beginning January 1, 2006, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include a modified-prospective and a modified-retroactive adoption options. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R), while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS 123(R), and expect that the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123(R), and it has not been determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

In March 2005, the FASB issued FSP No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 became applicable for us in the current quarter. FSP 46(R) did not impact our consolidated results of operation and financial condition as of June 30, 2005.

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

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our consolidated results of operations and financial condition, however we do not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) that replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but we do not expect it to have a material impact.

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

Some of the factors that could affect our operating results include the following:

•	the volume and timing of orders received from customers;

•	competitive pressures on selling prices;

•	the demand for our products declining in the major end markets we serve;

•	continued impact of recently enacted changes in securities laws and regulations, including the Sarbanes-Oxley Act of 2002;

•	the inability to adequately protect or enforce our intellectual property rights;

•	changes to generally accepted accounting principles (GAAP) which will require recording compensation expense for employee stock options and employee stock purchase plans;

•	the volume and timing of orders placed by us with our wafer foundries and assembly subcontractors;

•	fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen;

•	the licensing of our intellectual property to one of our wafer foundries;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	our international sales activities account for a substantial portion of our net revenues which subjects us to substantial risks;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention of qualified personnel in a competitive market;

•	changes in environmental laws and regulations;

•	the adoption of anti-takeover measures;

•	the volatility of the future trading price of our common stock, and

•	earthquakes, terrorists acts or other disasters.

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

Recently enacted changes in securities laws and regulations will continue to increase our costs. The Sarbanes-Oxley Act of 2002 requires changes in some of our corporate governance practices. The Sarbanes-Oxley Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules made by the SEC, Nasdaq has revised its requirements for companies that are Nasdaq-listed. These new rules and regulations have and will increase our legal and financial compliance costs, and make some activities more difficult, time consuming and/or costly. These new rules and regulations also may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly qualified members to serve on our audit committee, and qualified executive officers.

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business may suffer. We have supply arrangements for the production of wafers with Matsushita, which expires in June 2010, with OKI, which expires in April 2008, and with ZMD, which expires in December 2009. Although certain aspects of our relationships with Matsushita, OKI and ZMD are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Matsushita, OKI or ZMD in the future, that the wafer foundries’ capacity will meet our needs, or that any of them will not seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, Matsushita or ZMD could harm our business. We estimate that it would take 9 to 18 months from the time we identified an alternate manufacturing source before that source could produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

Although we provide our foundries with rolling forecasts of our production requirements, their ability to provide wafers to us is ultimately limited by the available capacity of the wafer foundry in which they manufacture wafers for us. Any reduction in wafer foundry capacity available to us could require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions in order to acquire the wafer supply necessary to meet our customers’ requirements. Any of these concessions could harm our business.

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

Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology, as of June 2005, to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to any technology that we develop beyond June 2005. As per the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales for a period of time after June 2005 at a reduced rate. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.

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

Our products must meet exacting specifications, and undetected defects and failures may occur which may cause customers to return or stop buying our products. Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. ICs as complex as those we sell often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. We have from time to time in the past experienced product quality, performance or reliability problems. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support and customer expenses, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our operating results.

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States account for, and have accounted for a large portion of our net revenues, including approximately 93% and 92% of our net revenues for the six months ended June 30, 2005 and 2004, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

The table below presents carrying value and related weighted average interest rates for our investment portfolio at June 30, 2005.

(in thousands, except average interest rates)

	Carrying Value	Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Taxable securities	$90,080	3.24%

Investment Securities Classified as Short-term Investments:
U.S. corporate securities	1,910	2.23%
U.S. government securities	5,300	2.95%

Total	7,210	2.50%

Investment Securities Classified as Long-term Investments:
U.S. government securities	10,468	2.91%

Total investment securities	$107,758	3.17%

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

(b) There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 9, 2005, the Company filed a complaint with the U.S. International Trade Commission (ITC) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337, naming System General Corporation of Taiwan as the respondent. The Company filed a supplement to the complaint on May 24, 2005. The Company alleges infringement by System General of the same patents raised in the action in the Northern District of California. The ITC instituted an investigation on June 8, 2005 in response to the Company’s complaint. By its complaint, the Company seeks an order from the ITC excluding System General’s PWM chips and the products containing them, such as LCD monitors, from importation into the United States. The ITC hearing is scheduled to begin on January 18, 2006, based on the hearing, the judge will make an initial determination of weather System General is infringing the Company’s patents. On June 10, 2005, in response to the initiation of the ITC investigation, the District Court stayed all proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 20, 2004, the Company announced that its board of directors had authorized the repurchase of up to $40.0 million of the Company’s common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. From inception of the stock repurchase program in October 2004, through June 30, 2005 the Company had repurchased 2,033,270 shares for approximately $40.0 million, the total amount authorized by the Company’s board of directors. The Company repurchased 373,270 shares for approximately $8.1 million during the three months ended June 30, 2005, and 1.1 million shares for approximately $20.2 million during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
April 1 to April 30, 2005	240,000	$21.074	240,000	$2,997
May 1 to May 31, 2005	84,000	$22.617	84,000	$1,097
June 1 to June 30, 2005	49,270	$22.260	49,270	$0

Total	373,270		373,270

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of Power Integrations, Inc. held on June 3, 2005, the following proposals were adopted.

Proposal I - To elect the following persons as Class II directors to hold office for a three-year term and until their successors are elected and qualified:

	Voted For	Withheld	Broker Non-Votes
Balu Balakrishnan	27,478,035	459,169	—
Nicholas E. Braithwaite	27,783,041	154,163	—
E. Floyd Kvamme	26,830,302	1,106,902	—

The Company’s other directors are Alan D. Bickell, Howard F. Earhart and Balakrishnan S. Iyer (each of whose terms expire in 2006) and R. Scott Brown and Steven J. Sharp (each of whose terms expire in 2007).

Proposal II - To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005:

Voted For	Voted Against	Abstain	Broker Non-Votes
27,886,670	22,033	28,501	—

On June 16, 2005, the Company terminated KPMG LLP as the Company’s independent registered public accountants. The decision to terminate KPMG LLP was approved by the audit committee of the Company’s board of directors. On the same day, the Company engaged Deloitte & Touche LLP as independent registered public accountants to audit the Company’s financial statements. The decision to engage Deloitte & Touche LLP was approved by the audit committee of the Company’s board of directors. In connection with the KPMG LLP audits of the two fiscal years ended December 31, 2004, and the subsequent interim period through June 16, 2005, there were: (1) no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) no reportable events. For a further discussion on this matter, see the Company’s Form 8-K filed on June 16, 2005.

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

POWER INTEGRATIONS, INC.

Dated: August 11, 2005	By:	/s/ JOHN M. COBB
John M. Cobb
Chief Financial Officer