Form 10-Q
period 2005-09-30
POWER INTEGRATIONS INC
filed 2005-11-07
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 0-23441

POWER INTEGRATIONS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	94-3065014
(State of Incorporation)	(I.R.S. Employer Identification No.)

5245 Hellyer Avenue, San Jose, California 95138

(Address of principal executive offices) (Zip Code)

(408) 414-9200

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class / Common Stock, $.001 par value	Outstanding at October 31, 2005 / 29,548,096 shares

POWER INTEGRATIONS, INC.

TOPSwitch, TinySwitch, LinkSwitch, and DPA-Switch are trademarks of Power Integrations, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,143	$108,396
Short-term investments	14,738	2,750
Accounts receivable	14,749	12,230
Inventories	22,300	25,354
Deferred tax assets	4,022	3,878
Prepaid expenses and other current assets	1,264	2,600

Total current assets	157,216	155,208

PROPERTY AND EQUIPMENT, net	49,615	51,718
INVESTMENTS	6,958	23,411
DEFERRED TAX ASSETS	1,789	1,923
OTHER ASSETS	14,012	3,172

	$229,590	$235,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,635	$8,612
Accrued payroll and related expenses	4,180	4,672
Income taxes payable	5,459	5,696
Deferred income on sales to distributors	3,002	3,058
Other accrued liabilities	2,672	882

Total current liabilities	21,948	22,920

STOCKHOLDERS’ EQUITY:
Common stock	30	30
Additional paid-in capital	102,578	122,895
Cumulative translation adjustment	(114)	(114)
Retained earnings	105,148	89,701

Total stockholders’ equity	207,642	212,512

	$229,590	$235,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET REVENUES	$36,543	$32,946	$106,258	$103,055

COST OF REVENUES	18,463	17,188	54,287	54,053

GROSS PROFIT	18,080	15,758	51,971	49,002

OPERATING EXPENSES:
Research and development	4,105	4,096	12,307	12,336
Sales and marketing	4,418	3,412	12,699	11,467
General and administrative	4,092	2,382	9,802	6,010

Total operating expenses	12,615	9,890	34,808	29,813

INCOME FROM OPERATIONS	5,465	5,868	17,163	19,189

OTHER INCOME, net	939	339	2,318	729

INCOME BEFORE PROVISION FOR INCOME TAXES	6,404	6,207	19,481	19,918

PROVISION FOR INCOME TAXES	739	502	4,034	4,067

NET INCOME	$5,665	$5,705	$15,447	$15,851

EARNINGS PER SHARE:
Basic	$0.19	$0.18	$0.52	$0.52

Diluted	$0.18	$0.18	$0.50	$0.49

SHARES USED IN PER SHARE CALCULATION:
Basic	29,478	30,912	29,605	30,774

Diluted	30,732	31,994	30,760	32,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,447	$15,851
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	4,930	5,161
Deferred income taxes	(10)	—
Provision for (reduction in) accounts receivable and other allowances	76	380
Income tax benefit associated with employee stock plans	1,007	2,119
Stock compensation to non-employees	8	31
Change in operating assets and liabilities:
Accounts receivable	(2,595)	329
Inventories	3,054	894
Prepaid expenses and other current assets	1,298	(757)
Accounts payable	(2,242)	(399)
Income taxes payable and accrued liabilities	1,061	512
Deferred income on sales to distributors	(56)	1,015

Net cash provided by operating activities	21,978	25,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,270)	(4,245)
Acquisition of technology patents / licenses	(1,094)	(317)
Note to supplier	(10,000)	—
Purchases of held-to-maturity investments	(6,806)	(65,395)
Proceeds from maturities of held-to-maturity investments	11,271	46,585

Net cash used in investing activities	(8,899)	(23,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	6,973	7,926
Repurchase of common stock	(28,305)	—
Principal payments under capitalized lease obligations	—	(41)

Net cash (used in) provided by financing activities	(21,332)	7,885

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(8,253)	9,649
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,396	92,045

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,143	$101,694

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$265	$463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$3,320	$268

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Power Integrations, Inc., a Delaware corporation and its wholly owned subsidiaries (the “Company”). Significant inter-company accounts and transactions have been eliminated.

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

Reclassifications

In the accompanying condensed consolidated balance sheet as of December 31, 2004, the Company has reclassified the balance of auction rate securities (for which interest rates reset in less than 90 days, but for which the underlying maturity date is longer than 90 days), from cash and cash equivalents to long-term investments. This resulted in the reclassification from cash and cash equivalents to long-term investments of approximately $11.2 million as of December 31, 2004. Also, in connection with this reclassification, there was a corresponding net increase in cash used in investing activities in the accompanying condensed consolidated statements of cash flows by approximately $10.0 million for the nine month period ended September 30, 2004 to reflect the purchase of these investments during that period. The Company had no auction rate securities at September 30, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of September 30, 2005, the Company’s short-term and long-term investments consisted of U.S. government-backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

Revenue Recognition

Revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers are delivered at frontier, which is commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the Company’s product in that country. Revenue from sales to North American OEMs and merchant power supply manufacturers are recognized upon shipment (FOB-point of origin), as this is when the title is passed to the customer.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$5,665	$5,705	$15,447	$15,851

Deduct: Total stock-based employee stock ownership expense determined under fair-value-based method for all awards, net of tax:
Stock options granted under stock option plans	(4,860)	(4,161)	(13,543)	(13,660)
Stock purchase rights under the Employee Purchase Plan	(57)	(138)	(373)	(460)

Pro forma net income	$748	$1,406	$1,531	$1,731

Basic earnings per share:
As reported	$0.19	$0.18	$0.52	$0.52

Pro forma	$0.03	$0.05	$0.05	$0.06

Diluted earnings per share:
As reported	$0.18	$0.18	$0.50	$0.49

Pro forma	$0.02	$0.04	$0.05	$0.05

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rates	3.76% - 4.35%	3.54%	3.39%-4.36%	2.99%-3.54%
Expected volatility rates	66%	78%	66%	78%
Expected dividend yield	—	—	—	—
Expected life of stock options (years)	4.59	5.20	4.59	5.20

Weighted-average grant date fair value of options granted	$22.50	$19.25	$18.09	$26.49

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rates	3.44%	1.79%	3.44%	1.00%-1.79%
Expected volatility rates	34%	54%	34%	54%
Expected dividend yield	—	—	—	—
Expected life (years)	0.5	0.5	0.5	0.5

Weighted-average estimated fair value of purchase rights	$15.94	$17.28	$15.94	$17.28

Common Stock

On October 20, 2004, the Company announced that its board of directors had authorized the repurchase of up to $40.0 million of the Company’s common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. From inception of the stock repurchase program in October 2004 through June 30, 2005, the Company repurchased 2,033,270 shares for approximately $40.0 million, the total amount authorized by the Company’s board of directors. The Company repurchased 373,270 shares for approximately $8.1 million during the three months ended June 30, 2005, and 1.1 million shares for approximately $20.2 million during the three months ended March 31, 2005. On October 19, 2005, the Company announced that its board of directors had authorized a second stock repurchase program of up to $25.0 million of the Company’s common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. The repurchases will take place from time to time on the open market.

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

Comprehensive Income

Comprehensive income for the Company consists of net income, plus the effect of foreign currency translation adjustments. Such adjustments were not material for the nine months ended September 30, 2005 and 2004. Accordingly, comprehensive income closely approximates actual net income.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$2,616	$1,376
Work-in-process	6,630	7,212
Finished goods	13,054	16,766

	$22,300	$25,354

4. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s end user base is highly concentrated and a relatively small number of OEMs, power supply merchants and distributors typically account for a significant portion of the Company’s net revenues. Ten customers accounted for approximately 69.0% and 69.9% of total net revenues for the three months ended September 30, 2005 and 2004, respectively, and 69.7% and 70.4% of total net revenues for the nine months ended September 30, 2005 and 2004, respectively.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2005	2004	2005	2004
A	19.3%	15.5%	19.4%	18.9%
B	18.1%	17.4%	17.3%	17.0%
C	*	*	*	10.7%

*	less than 10%

Customers A and B are distributors of the Company’s products and customer C is an OEM.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of September 30, 2005 and December 31, 2004, approximately 70.4% and 81.9% of accounts receivable, respectively, were concentrated with the top ten customers.

The following customers accounted for more than 10% of accounts receivable:

Customer	September 30, 2005	December 31, 2004
A	20.1%	29.0%
B	17.9%	26.1%

Customers A and B are distributors of the Company’s products.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to customers in foreign countries, are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Taiwan	26.9%	24.1%	25.7%	22.2%
Hong Kong/China	23.5%	24.4%	24.1%	26.9%
Korea	18.9%	18.5%	19.9%	20.6%
Western Europe (excluding Germany)	11.7%	12.7%	10.9%	10.2%
Germany	4.0%	5.1%	4.2%	5.0%
Japan	3.6%	2.1%	3.7%	2.5%
Singapore	2.8%	1.7%	2.7%	1.9%
Other	1.6%	2.6%	1.7%	2.5%

Total foreign.	93.0%	91.2%	92.9%	91.8%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 93.7% and 97.8% of net revenues from product sales for the three months ended September 30, 2005 and 2004, respectively, and 95.2 % and 97.3% of net revenues from product sales for the nine months ended September 30, 2005 and 2004, respectively. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX and TOPSwitch-GX. TinySwitch products include TinySwitch and TinySwitch II.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. EARNINGS PER SHARE:

Basic earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in the diluted calculation consists of shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method.

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$5,665	$5,705	$15,447	$15,851

Weighted average common shares	29,478	30,912	29,605	30,774

Basic earnings per share	$0.19	$0.18	$0.52	$0.52

Diluted earnings per share:
Net income	$5,665	$5,705	$15,447	$15,851

Weighted average common shares	29,478	30,912	29,605	30,774
Effect of dilutive securities:
Stock options	1,245	1,070	1,136	1,689
Employee stock purchase plan	9	12	19	43

Diluted weighted average common shares	30,732	31,994	30,760	32,506

Diluted earnings per share	$0.18	$0.18	$0.50	$0.49

Options to purchase 3,667,374 and 2,021,238 shares of the Company’s common stock outstanding for the three month periods ended September 30, 2005 and 2004, respectively, and options to purchase 3,592,841 and 1,537,701 shares of the Company’s common stock outstanding for the nine month periods ended September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the exercise prices of the options to purchase shares of Company common stock were greater than the average market price of the Company’s common stock during those periods, and therefore, their effect would have been antidilutive.

6. PROVISION FOR INCOME TAXES:

Income tax expense for the nine-month periods ended September 30, 2005 and 2004 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The difference between the Federal statutory rate of 35% and the Company’s effective tax rate used for the nine-month period ended September 30, 2005 and 2004 is primarily due to the beneficial impact of international sales subject to lower tax rates, as well as research and development tax credits. The Company adjusted its effective tax rate from 25% at June 30, 2005 to 21% for the nine months ended September 30, 2005 to reflect the estimated annual effective income tax rate for 2005. The change in the estimated effective tax rate for 2005 resulted in an effective tax rate of 12% for the three months ended September 30, 2005. The tax provision for the three and nine month periods ended September 30, 2004 was calculated using an annual effective income tax rate of 26%, which was adjusted for the favorable conclusion of certain tax contingencies in the third quarter of 2004, which resulted in an effective tax rate of approximately 8% and 20% for the three and nine month periods, respectively. The estimated annual effective income tax rate for 2005 may be subject to change in the future.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The American Jobs Creation Act of 2004 (the Jobs Act), enacted on October 22, 2004, provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated. The deduction would result in an approximate 5.25% Federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

The Company is currently analyzing the impact of the one-time favorable foreign dividend provision recently enacted as part of the Jobs Act, and intends to complete the analysis by the end of fiscal year 2005. As of September 30, 2005, and based on the tax laws in effect at that time, the Company intends to continue to indefinitely reinvest the Company’s undistributed foreign earnings and accordingly, no deferred tax liability has been recorded on these undistributed foreign earnings.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

8. COMMITMENTS AND CONTINGENCIES

From time to time in the ordinary course of business the Company could become involved in lawsuits, or customers and distributors may make claims against the Company. During 2004, a small number of product lots of one of the Company’s products were not built to design specifications because of a foundry process defect. As a result of this manufacturing defect, there were a limited number of product failures and the Company replaced all of the parts that had not yet been installed in end-customer products. Several customers made requests for reimbursement of costs and expenses in excess of the Company’s contractual warranty liability. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After further discussions with its customers, the Company determined that it was appropriate to accrue approximately $90,000 in the three months ended September 30, 2005, and a total of approximately $481,000 in the nine months ended September 30, 2005, related to this manufacturing defect, for customer costs and expenses in excess of the Company’s contractual warranty liability. The Company expects that there will be no additional charges related to this matter.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. CUMULATIVE ADJUSTMENT TO DEFERRED INCOME ON SALES TO DISTRIBUTORS

During the three months ended March 31, 2005, the Company made a change to its method of calculating deferred income on sales to distributors. This change resulted in the recognition of $1.1 million in previously deferred revenue, the recognition of $0.6 million of previously deferred costs, and an increase in net income of approximately $0.4 million, which represented diluted earnings per share of approximately $0.01. The impact of this adjustment was not material to any of the Company’s prior period financial statements. The Company made no additional adjustments related to the change in the Company’s method of calculating deferred income on sales to distributors in the three months ended September 30, 2005.

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

12. LOAN TO SUPPLIER

On August 30, 2005, the Company entered into a loan agreement with one of its suppliers to fund their working capital needs. The principal amount of the loan was $10.0 million. The unpaid principal and interest is due on December 31, 2009. The loan is convertible into equity of the supplier upon certain conditions at the discretion of the Company. The interest rate will follow the one-year Treasury bill rate, and be reset at each anniversary of the closing date of the loan agreement. The loan principal is reflected in “Other Assets” in the accompanying 2005 condensed consolidated balance sheet.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. RECENT ACCOUNTING PRONOUNCEMENTS:

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS 123R), which replaces SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123(R), beginning January 1, 2006, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include a modified-prospective and a modified-retroactive adoption options. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R), while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123(R), and expects that the adoption of SFAS 123(R) will have a material impact on its consolidated results of operations and earnings per share. The Company has decided to use the Black-Scholes closed-form model valuation technique to value its share options, and it has not been determined whether the valuation method adopted will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107), Share-Based Payment, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.

In March 2005, the FASB issued FSP No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 became applicable to the Company in the quarter ended June 30, 2005. FSP 46(R) had no impact on the Company’s consolidated results of operations and financial condition as of September 30, 2005.

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

Overview

We design, develop, manufacture and market proprietary high-voltage analog integrated circuits, commonly referred to as ICs, primarily for use in electronic power supplies, also known as switched-mode power supplies or switchers. Power supplies convert electricity from a source, such as a wall socket, to the power needed by an electronic device. This conversion entails, among other functions, reducing the voltage and, when necessary, converting alternating current to direct current (AC-DC). Switched-mode power supplies perform these functions using an array of electronic components, often including ICs such as ours. The vast majority of our ICs are used in AC-DC switchers, though we are now also targeting certain DC-DC applications such as power-over-Ethernet devices. Our focus is on applications that are sensitive to size, portability, energy efficiency and time-to-market, which are the primary benefits that our ICs provide. We have targeted applications in the following markets for our ICs:

the communications market;

the consumer market;

the computer market; and

the industrial electronics markets.

We believe that our patented TOPSwitch ICs, introduced in 1994, were the first highly integrated power conversion ICs to achieve widespread market acceptance. Since the introduction of TOPSwitch, we have introduced a number of other families of AC-DC switcher ICs, including TinySwitch and LinkSwitch, that further improve upon the functionality and cost-effectiveness of TOPSwitch, and enable us to address a wider range of applications. In June 2002, we further expanded our addressable market with the introduction of DPA-Switch, a highly integrated high-voltage DC-DC power conversion IC designed specifically for use in distributed power architectures. In October 2005, we introduced LinkSwitch-LP, which was specifically designed to replace unregulated linear transformers that are typically used in very low-powered applications. With our current portfolio of product families, we can address applications requiring up to 290 watts of power, in AC-DC applications, and up to 100 watts of power in DC-DC applications.

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

We believe that these policies and estimates are important to the portrayal of our financial condition and results and require us to make judgments and estimates about matters that are inherently uncertain. A brief description of these critical accounting policies and estimates is set forth below.

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

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers are delivered at frontier, which is commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country, at which time we recognize the related revenue. Revenue from sales to North American OEMs and merchant power supply manufacturers are recognized upon shipment (FOB-point of origin), as this is when the title is passed to the customer.

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

Estimating sales returns and allowances

Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze the following factors: historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products, when we initially establish the reserve and each quarter when we review the adequacy of the reserves. This reserve represents a reserve of the gross margin on estimated future returns and is reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheet. Increases to the reserve are recorded as a reduction to net revenue equal to the expected customer credit memo and a corresponding credit is made to cost of sales equal to the estimated cost of the returned product. The net difference, or gross margin, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our future net revenues could be adversely affected.

Estimating distributor pricing credits

Frequently, our distributors need a cost lower than the standard distribution price to win business. In these circumstances, the distributor submits a request to us for a lower “sell-in” price on a specific end-customer transaction or a series of transactions. After the distributor ships product to its customer under an approved transaction, the distributor submits a “ship & debit” claim to us to adjust its cost from the standard price to the approved lower price. After verification by us, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying condensed consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the adequacy of our reserves, we analyze historical ship and debit amounts and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

From time to time we will reduce the distribution list price of our products. When this occurs, we give our distributors price protection in the form of credits, on products they hold. The credits are referred to as “price protection”. Since we do not recognize revenue until the distributor sells the product to its customers, we generally do not need to provide reserves for price protection. However, in rare instances we must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, we will maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying condensed consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. We analyze distribution price declines and levels of inventory in the distributor channels on a quarterly basis. If our reserves are not adequate, our net revenues could be adversely affected.

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

Income taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry forwards and record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. As of September 30, 2005, no valuation allowance had been recorded to reduce our deferred tax assets. We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, a valuation allowance would be recorded in the period such determination is made, which could adversely affect our operating results. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our result of operations and financial position.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended September 30,		Percentage of Total Net Revenues for Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.5	52.2	51.1	52.5

Gross profit	49.5	47.8	48.9	47.5

Operating expenses:
Research and development	11.2	12.4	11.5	12.0
Sales and marketing	12.1	10.4	12.0	11.1
General and administrative	11.2	7.2	9.2	5.8

Total operating expenses	34.5	30.0	32.7	28.9

Income from operations	15.0	17.8	16.2	18.6
Other income, net	2.5	1.0	2.1	0.7

Income before provision for income taxes	17.5	18.8	18.3	19.3

Provision for income taxes	2.0	1.5	3.8	3.9

Net income	15.5%	17.3%	14.5%	15.4%

Comparison of the Three Months and Nine Months Ended September 30, 2005 and 2004

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus royalties that Matsushita paid to us. Net revenues for the three months ended September 30, 2005 were $36.5 million compared to $32.9 million for the three months ended September 30, 2004, an increase of $3.6 million, or 10.9%. Net revenues for the nine months ended September 30, 2005 were $106.3 million compared to $103.1 million for the comparable period of 2004, an increase of $3.2 million or 3.1%. Our results for the nine months ended September 30, 2005 included an adjustment to our reserve for sales returns and an adjustment to deferred income on sales to distributors, which on a combined basis, increased our net revenue by approximately $2.0 million, and increased our net income by approximately $0.8 million, or $0.03 per diluted share. In the three months ended June 30, 2005 the adjustment to our reserve for sales returns increased net revenues by $0.9 million and increased net income by $0.4 million, or $0.01 per diluted share. In the three months ended March 31, 2005, the change to our method of calculating deferred income on sales to distributors resulted in the recognition of $1.1 million in previously deferred revenue, and an increase in net income of approximately $0.4 million, or $0.01 per diluted share. The impact of these adjustments was not material to any of our prior period financial statements.

Net revenues from product sales were $36.1 million and $32.3 million in the third quarter of 2005 and 2004, respectively. Net revenues from product sales were $104.9 million and $101.3 million in the nine months ended September 30, 2005 and 2004, respectively. The increase in net revenues from product sales for the three and nine months ended September 30, 2005 was driven primarily by increased sales of our products in the computer, industrial and other end markets. Revenues from sales in the computer end market grew 14.8% and 14.4% in the three and nine months ended September 30, 2005, respectively, and sales in the industrial end market grew 59.3% and 27.2% in the three and nine months ended September 30, 2005, respectively, when compared to the same periods a year ago. We showed significant year-over-year growth in product revenues and units shipped despite aggressive price competition.

Revenue mix by product family for the nine months ended September 30, 2005 compared to the twelve months ended December 31, 2004, was as follows:

	Nine Months Ended Sept 30,	Twelve Months Ended Dec 31,
Product Family	2005	2004
TinySwitch I and II	55%	54%
TopSwitch FX and GX	28%	28%
TopSwitch I and II	12%	15%
LinkSwitch and DPA-Switch	5%	3%

Approximate revenue mix by end markets served for the nine months ended September 30, 2005 compared to the twelve months ended December 31, 2004, was as follows:

	Nine Months Ended Sept 30,	Twelve Months Ended Dec 31,
End Market	2005	2004
Consumer	31%	33%
Communication	29%	31%
Computer	23%	22%
Industrial	10%	8%
Other	7%	6%

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

International sales were $34.0 million in the third quarter of 2005 compared to $30.1 million for the same period in 2004, an increase of $3.9 million, or 13.0%. International sales represented 93.0% of net revenues compared to 91.2% in the three months ended September 30, 2005 and 2004, respectively. International sales were $98.7 million for the nine months ended September 30, 2005 compared to $94.6 million for the same period in 2004, an increase of $4.1 million, or 4.0%. International sales represented 92.9% of net revenues compared to 91.8% in the nine months ended September 30, 2005 and 2004, respectively. International sales for the three and nine months ended September 30, 2005 increased due to increased revenue and shipments to our customers primarily in Asia.

Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 77.3% and 73.4% of our sales for the three months ended September 30, 2005 and 2004, respectively, and 77.7% and 76.6% of our sales for the nine months ended September 30, 2005 and 2004, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Net product sales for the third quarter of 2005 were divided 61.3% to distributors and 38.7% to OEMs and power supply merchants, compared to 54.4% to distributors and 45.6% to OEMs and power supply merchants for the third quarter of 2004. For the nine months ended September 30, 2005, net product sales were divided 59.9% to distributors and 40.1% to OEMs and power supply merchants, compared to 55.1% to distributors and 44.9% to OEMs and power supply merchants for the same period in 2004. In the three months ended September 30, 2005, two separate customers, both of who are distributors, accounted for approximately 19.3% and 18.1% of our net revenues, respectively. In the three months ended September 30, 2004, the same two distributors accounted for approximately 15.5% and 17.4% of our net revenues, respectively. No other customers accounted for 10% or more of our net revenues in that period. For the nine months ended September 30, 2005, sales to the same two distributors accounted for approximately 19.4% and 17.3% of our net revenues, respectively, compared to approximately 18.9% and 17.0% of our net revenues, respectively, for the nine months ended September 30, 2004. One OEM customer accounted for approximately 10.7% of our net revenues for the nine months ended September 30, 2004, but accounted for less than 10.0% of our net revenues for the nine months ended September 30, 2005.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our foundries (Matsushita, OKI and ZMD), the assembly and packaging of our products by sub-contractors, internal labor and overhead costs associated with the testing of both wafers and packaged components and testing of packaged components by sub-contractors. Gross profit was $18.1 million, or 49.5% of net revenues, for the three months ended September 30, 2005, compared to $15.8 million, or 47.8% of net revenues, for the three months ended September 30, 2004. Gross profit for the nine months ended September 30, 2005 was $52.0 million, or 48.9% of net revenues, compared to $49.0 million, or 47.5% of net revenues for the same period in 2004. The increase in gross profit percentage for the three and nine months ended September 30, 2005 was driven primarily by our ability to reduce product costs, principally through price reductions from our foundries, improvements to our manufacturing process, and the increased use of overseas subcontractors for the testing of our ICs. We expect our gross margin to remain relatively flat for the rest of 2005, but if pricing pressures increase beyond our expectations, and we are unable to obtain offsetting decreases in our product costs, our gross profit could be lower.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses, expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the third quarter of 2005 and 2004 were $4.1 million, which represented 11.2% and 12.4% of our net revenues in each period, respectively. Research and development expenses for the nine months ended September 30, 2005 and 2004 were $12.3 million, which represented 11.5% and 12.0% of our net revenues in each period, respectively. We expect in future periods research and development expenses may increase in absolute dollars, but those expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, commissions to sales representatives and facilities expenses, including expenses associated with our regional sales offices and support offices, and field application engineering costs. Sales and marketing expenses were $4.4 million, or 12.1% of net revenues, for the third quarter of 2005, compared to $3.4 million, or 10.4% of net revenues for the same period in 2004. Sales and marketing expenses for the nine months ended September 30, 2005 were $12.7 million compared to $11.5 million for the same period in 2004, which represented 12.0% and 11.1% of our net revenues in each period, respectively. In absolute dollars, sales and marketing expenses for the three and nine months ended September 30, 2005 increased from the same periods in 2004, primarily as a result of expanding our worldwide sales and applications engineering staff. We expect sales and marketing expenses to continue to increase in absolute dollars as we expand our sales and marketing presence worldwide, but these expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and fees for audit and tax services. For the quarters ended September 30, 2005 and 2004, general and administrative expenses were $4.1 million and $2.4 million, respectively, which represented 11.2% and 7.2% of our net revenues, respectively. For the nine months ended September 30, 2005 and 2004, general and administrative expenses were $9.8 million and $6.0 million, respectively, which represented 9.2% and 5.8% of our net revenues, respectively. In absolute dollars, general and administrative expenses for the three and nine month periods in 2005 were higher than in the same periods in 2004, primarily due to a significant increase in legal fees due to the ongoing patent infringement litigation against Fairchild Semiconductor and System General Corporation (as described in Part II Other Information, Item 1 Legal Proceedings), and increased consulting services and audit fees related to compliance with the requirements of the Sarbanes-Oxley Act. We expect general and administrative expenses to increase in absolute dollars generally throughout 2005, primarily as a result of increased patent litigation expenses, but general and administrative expenses may fluctuate as a percentage of our net revenues.

Other income, net. Other income, net, for the third quarter of 2005 was $0.9 million compared to $0.3 million for the same period in 2004. For the nine months ended September 30, 2005, other income, net, was $2.3 million compared to $0.8 million for the same period in 2004. Other income consists primarily of interest income earned on short-term and long-term investments. The increase in other income can be attributed to higher interest rates year-over-year.

Provision for income taxes. Income tax expense for the nine-month periods ended September 30, 2005 and 2004 includes a provision for Federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The difference between the Federal statutory rate of 35% and our effective tax rate used for the nine-month period ended September 30, 2005 and 2004 is primarily due to the beneficial impact of international sales subject to lower tax rates and research and development tax credits. We adjusted our effective tax rate from 25% to 21% for the nine months ended September 30, 2005 to reflect the estimated annual effective income tax rate for 2005. The change in the estimated effective tax rate for 2005 resulted in an effective tax rate of 12% for the three months ended September 30, 2005. The tax provision for the three and nine month periods ended September 30, 2004 was calculated using an annual effective income tax rate of 26%, which was adjusted for the favorable conclusion of certain tax contingencies in the third quarter of 2004, which resulted in an effective tax rate of approximately 8% and 20% for the three and nine month periods, respectively. The estimated annual effective income tax rate for 2005 may be subject to change in the future.

Liquidity and Capital Resources

As of September 30, 2005, we had approximately $121.8 million in cash, cash equivalents and short-term and long-term investments, a decrease of approximately $12.8 million from December 31, 2004. In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita, prior to the shipment of wafers by this foundry to us, and also to our workers compensation insurance carrier as part of our insurance program. As of September 30, 2005, there were outstanding letters of credit totaling approximately $2.1 million. The balance of this credit line was unused and available as of September 30, 2005. The line of credit agreement, which expires on June 30, 2006, contains financial covenants requiring that we maintain profitability on a quarterly basis and not pay or declare dividends without the bank’s prior consent. As of September 30, 2005, we were in compliance with these financial covenants.

As of September 30, 2005, we had working capital, defined as current assets less current liabilities, of approximately $135.3 million, an increase of approximately $3.0 million from December 31, 2004. Our operating activities generated cash of $22.0 million and $25.1 million in the nine months ended September 30, 2005 and 2004, respectively. Cash generated in the first nine months of 2005 was principally the result of net income in the amount of $15.4 million depreciation and amortization of $4.9 million, and a decrease in inventory of $3.1 million, partially offset by an increase in accounts receivable of $2.6 million and a decrease in accounts payable of $2.2 million. Cash generated in the first nine months of 2004 was principally the result of net income in the amount of $15.9 million plus depreciation and amortization of $5.2 million, income tax benefit associated with our employee stock plan of $2.1 million, and an increase in deferred income of $1.0 million.

Our investing activities in the nine months ended September 30, 2005 included net proceeds of $4.5 million of short-term and long-term investments, the issuance of a $10.0 million promissory note from a supplier (see note 12 of our condensed consolidated financial statements for more information regarding the promissory note from a supplier), and the acquisition of technology for $1.1 million. Our investing activities in the nine months ended September 30, 2004 consisted of net purchases of $18.8 million of short-term and long-term investments. Purchases of property and equipment were $2.3 million as of September 30, 2005, and $4.2 million as of September 30, 2004. Our financing activities for the nine months ended September 30, 2005 included the use of $28.3 million for the repurchase of approximately 1.5 million shares of our common stock, and net proceeds from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $7.0 million. In the nine months ended September 30, 2004, our financing activities were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $7.9 million.

On October 20, 2004, we announced that our board of directors had authorized the repurchase of up to $40.0 million of our common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. From inception of the stock repurchase program in October 2004 through June 30, 2005, we had repurchased 2,033,270 shares for approximately $40.0 million, the total amount authorized by the Company’s board of directors. We repurchased 373,270 shares for approximately $8.1 million during the three months ended June 30, 2005, and 1.1 million shares for approximately $20.2 million during the three months ended March 31, 2005. On October 19, 2005 we announced that our board of directors had authorized a second stock repurchase program of up to $25.0 million of our common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. The repurchases will take place from time to time on the open market.

During the first nine months of 2005, a significant portion of our cash flow was generated by our operations. If our operating results were to deteriorate as a result of decrease in customer demand for our products, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS 123R), which replaces SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123(R), beginning January 1, 2006, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include a modified-prospective and a modified-retroactive adoption options. Under the modified-retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R), while the modified-retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS 123(R), and expect that the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations and earnings per share. We have decided to use the Black-Scholes closed-form model valuation technique to value our share options, and it has not been determined whether the adoption of this valuation method will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107), Share-Based Payment, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.

In March 2005, the FASB issued FSP No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 became applicable for us in the quarter ended June 30, 2005. FSP 46(R) had no impact on our consolidated results of operation and financial condition as of September 30, 2005.

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

Some of the factors that could affect our operating results include the following:

•	the volume and timing of orders received from customers;

•	competitive pressures on selling prices;

•	the demand for our products declining in the major end markets we serve;

•	continued impact of recently enacted changes in securities laws and regulations, including the Sarbanes-Oxley Act of 2002;

•	the inability to adequately protect or enforce our intellectual property rights;

•	expenses we are required to incur in connection with our litigation against Fairchild Semiconductor and System General Corporation;

•	changes to generally accepted accounting principles (GAAP) which will require recording compensation expense for employee stock options and employee stock purchase plans;

•	the volume and timing of orders placed by us with our wafer foundries and assembly subcontractors;

•	fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen;

•	the licensing of our intellectual property to one of our wafer foundries;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	our international sales activities account for a substantial portion of our net revenues which subjects us to substantial risks;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention of qualified personnel in a competitive market;

•	changes in environmental laws and regulations;

•	the adoption of anti-takeover measures;

•	the volatility of the future trading price of our common stock, and

•	earthquakes, terrorists acts or other disasters.

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

Recently enacted changes in securities laws and regulations will continue to increase our costs. Complying with the requirements of the Sarbanes-Oxley Act of 2002, and Nasdaq’s revised conditions for continued listing on Nasdaq has increased, and will continue to increase our legal and financial compliance costs, and make some activities more difficult, time consuming and/or costly. These new rules and regulations also may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly qualified members to serve on our audit committee, and qualified executive officers.

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

Changes to GAAP that will require recording compensation expense for employee stock options and employee stock purchase plans. The FASB recently enacted SFAS 123(R), which will require us to adopt a different method of determining the compensation expense of our employee stock options and employee stock purchase plan. We have elected to adopt the Black-Scholes closed-form model valuation technique to value our stock options. We believe this valuation technique, which we will begin applying in the quarter ended March 31, 2006 will have a significant adverse effect on our reported financial conditions and may impact the way we conduct our business.

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

Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology, as of June 2005, to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to any technology that we develop beyond June 2005. As per the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States account for, and have accounted for a large portion of our net revenues, including approximately 93% and 91% of our net revenues for the nine months ended September 30, 2005 and 2004, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

The table below presents carrying value and related weighted average interest rates for our investment portfolio at September 30, 2005.

(in thousands, except average interest rates)

	Carrying Value	Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Taxable securities	$81,011	3.81%

Investment Securities Classified as Short-term Investments:
U.S. corporate securities	1,939	2.23%
U.S. government securities	12,799	3.21%
Total	14,738	3.08%

Investment Securities Classified as Long-term Investments:
U.S. government securities	6,958	2.82%

Total investment securities	$102,707	3.64%

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

(b) There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 20, 2004, the Company announced that its board of directors had authorized the repurchase of up to $40.0 million of the Company’s common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. From inception of the stock repurchase program in October 2004 through June 30, 2005, the Company repurchased 2,033,270 shares for approximately $40.0 million, the total amount authorized by the Company’s board of directors. The Company repurchased 373,270 shares for approximately $8.1 million during the three months ended June 30, 2005, and 1.1 million shares for approximately $20.2 million during the three months ended March 31, 2005. On October 19, 2005 the Company announced that its board of directors had authorized a second stock repurchase program of up to $25.0 million of the Company’s common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. The repurchases will take place from time to time on the open market.

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

POWER INTEGRATIONS, INC.

Date: November 7, 2005	By:	/s/ JOHN M. COBB
John M. Cobb
Chief Financial Officer