Form 10-K
period 2005-12-31
POWER INTEGRATIONS INC
filed 2007-03-08
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23441

POWER INTEGRATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5245 Hellyer Avenue, San Jose, California	95138-1002
(Address of principal executive offices)	(Zip code)

(408) 414-9200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

The aggregate market value of registrant’s voting and non-voting common stock held by nonaffiliates of registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $333,759,321, based upon the closing sale price of the common stock as reported on the Nasdaq National Market. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of March 1, 2007: 28,657,897.

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS

This Annual Report on Form 10-K contains the restatement of our consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003, consolidated balance sheet as of December 31, 2004, and selected consolidated financial data for the years ended December 31, 2004, 2003, 2002 and 2001, and for each of the seven quarters in the period ended September 30, 2005.

Based upon an investigation and determinations made by a Special Committee of our board of directors and management’s undertaking of a separate review of historical stock option activity subsequent to the issuance of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we identified errors in our company’s accounting related to stock option compensation expenses in prior periods. We determined that corrections to the consolidated financial statements were required to reflect additional material charges for stock-based compensation expenses and related income and payroll tax effects.

Our consolidated retained earnings as of September 30, 2005 incorporates an aggregate of approximately $30.5 million in incremental stock-related compensation charges relating to fiscal years 1998 through the third quarter ended September 30, 2005. This charge is net of a $13.5 million tax benefit related to the restatement adjustments. This additional expense results from our determination, based upon the Special Committee’s investigation and our management’s subsequent reviews and analyses, that for accounting purposes, the dates initially used to measure compensation expense for various stock option grants (options to purchase an aggregate of 7,988,189 shares) to employees, executive officers and non-employee directors during the period could not be relied upon. We determined that the revised measurement dates for accounting purposes differed from the originally recorded measurement dates due primarily to (1) insufficient or incomplete corporate approvals, (2) grants that were determined to have been cancelled and repriced and (3) grants in which vesting was accelerated. These included annual grants to existing employees and officers, option grants to non-employee directors, and option grants made to new hires. Our board of directors has ratified each of the options granted, and we intend to honor each stock option granted pursuant to the terms of the applicable stock option plan and stock option agreement.

In those cases in which we previously used a measurement date that we determined could no longer be relied upon, we have developed and applied a methodology to remeasure those stock option grants and record the relevant charges. For more information on our restatement, including the methodology we adopted, see Item 7, “Management’s Discussion of Financial Condition and Results of Operations—Restatement of Consolidated Financial Statements” and note 3 of notes to our consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K.

In addition to restatements for stock-based compensation, we recorded adjustments to correct other errors that occurred in the periods ended December 31, 2001 through the third quarter of 2005 which have been reflected in the restated consolidated financial statements. These restatements relate primarily to a correction to reduce our sales return reserve, which should have been recorded in 2001. The restatements, including the nature thereof, are further discussed in note 3 of notes to our accompanying consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K.

All financial information contained in this Annual Report on Form 10-K gives effect to the restatements of our consolidated financial statements as described above. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1998 through 2004, and for the first nine months of the fiscal year ended December 31, 2005. Financial information included in reports previously filed or furnished by Power Integrations, Inc. for the periods from January 1, 1998 through September 30, 2005 should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.

Management has determined that we have a material weakness in our internal control over financial reporting relating to the implementation and administration of our stock option program, and the accounting for grants thereunder. As described in more detail in Item 9A of this Annual Report, based upon direction of a Special Committee of the board of directors, we have identified and are implementing several measures designed to remedy this material weakness.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of such words as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of such terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; and our limited financial resources. We make these forward looking statements based upon information available on the date of this Form 10-K, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this Annual Report on Form 10-K.

PART I

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, and PI-Expert are trademarks of Power Integrations, Inc.

Item 1. Business

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, commonly referred to as ICs. Our ICs are used in electronic power supplies, also known as switched-mode power supplies or switchers. Power supplies convert electricity from a high-voltage source, such as a wall socket, to the type of power needed by a given electronic device (such as a cellphone or a computer). This conversion entails, among other functions, reducing the voltage and, when necessary, converting alternating current to direct current (AC-DC). Switched-mode power supplies perform these functions using an array of electronic components, often including ICs such as ours. The vast majority of our ICs are used in AC-DC switchers, though we are now also targeting certain direct current to direct current (DC-DC) applications. Our focus is on applications that are sensitive to size, portability, energy efficiency and time-to-market, which are the primary benefits that our ICs provide. We generally target power-supply applications in the following markets for our ICs:

*	the communications market;

*	the consumer market;

*	the computer market; and

*	the industrial electronics markets.

We believe our patented TOPSwitch ICs, introduced in 1994, were the first highly integrated power conversion ICs to achieve widespread market acceptance. Since the introduction of TOPSwitch, we have introduced a number of other families of ICs that further improve upon the functionality and cost-effectiveness of TOPSwitch, and enable us to address a wider range of AC-DC applications. In June 2002, we further expanded our addressable market with the introduction of DPA-Switch, a highly integrated high-voltage DC-DC power conversion IC designed specifically for use in distributed power architectures. With our current portfolio of products we can address applications requiring up to 290 watts of power, in AC-DC applications, and up to 100 watts of power in DC-DC applications. Since introducing TOPSwitch in 1994, we have shipped approximately 1.7 billion ICs.

We were incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997. Our principal executive offices are located at 5245 Hellyer Avenue, San Jose, California 95138-1002, and our telephone number is (408) 414-9200. We maintain a website at www.powerint.com.

Industry Background

Virtually every electronic device that plugs into a wall socket requires a power supply to convert the high-voltage alternating current provided by electric utilities into the low-voltage direct current required by most electronic devices. A power supply may be located inside a device, such as a DVD player or desktop computer, or it may be outside the device as in the case of a cellphone charger or an adapter for a cordless phone.

Until approximately 1970, virtually all AC-DC power supplies were in the form of linear transformers. These devices, consisting primarily of copper wire wound around an iron core, tend to be bulky and heavy, and typically waste a substantial amount of electricity. In the 1970s, the invention of high-voltage discrete semiconductors enabled the development of a new generation of power supplies known as switchers, which operate at much higher frequencies, allowing the use of smaller, more efficient transformers. Discrete switchers tend to be smaller, lighter-weight and more efficient than linear transformers, and are generally more cost-effective in higher-power applications (i.e., applications requiring more than about three watts of power).

Although discrete switchers offer advantages over linear transformers, over the years they have not kept pace with the technological advances made in the electronic devices they power. Discrete switchers require numerous components and involve a high level of design and manufacturing complexity, which results in time-to-market and development risks for new products. Further, some discrete switchers lack inherent safety and energy-efficiency features; adding these features may further increase the bill of materials and complexity of the power supply.

Early attempts to replace discrete switchers with IC-based switchers did not achieve widespread acceptance in the marketplace because these integrated switchers were not cost-effective. We addressed this opportunity in 1994 with TOPSwitch, the industry’s first cost-effective high-voltage power conversion IC.

Our Highly Integrated Solution

Our patented ICs integrate onto a single chip many of the functions otherwise performed by numerous discrete electronic components. In particular, our ICs combine a high-voltage power transistor, or MOSFET, with low-voltage control circuitry. Because of this integration, our TOPSwitch, TinySwitch, DPA-Switch and LinkSwitch products enable power supplies to have superior features and functionality at a total cost equal to or lower than that of discrete switchers and linear transformers. Our products offer the following key benefits to power supplies:

•	Fewer Components, Reduced Size and Enhanced Functionality

Our highly integrated ICs, used in combination with our patented power-supply design techniques, enable the design and production of switchers that use up to 70% fewer components compared to discrete switchers. For example, our ICs provide safety and reliability features such as thermal and short-circuit protection, while discrete switchers must include additional components (and therefore incur additional cost) to provide these functions. Switchers that incorporate our ICs are also smaller, lighter, and more portable than comparable power supplies built with linear transformers, which are still commonly used in many low-power applications.

•	Improved Efficiency

Our patented EcoSmart technology, included in all of our ICs introduced since 1998, improves the energy efficiency of electronic devices during both normal operation and standby modes. Compared to discrete switchers and linear transformers, our technology enables manufacturers to cost-effectively meet the growing demand for energy-efficient products, and to comply with increasingly stringent energy-efficiency requirements.

•	Reduced Time-to-Market

Our integrated circuits make power supply designs simpler and more suitable for high-volume manufacturing compared to discrete switchers. We also provide automated design tools and reference designs that reduce time-to-market and product development risk.

•	Wide Power Range and Scalability

Products in our current IC families can address a power range up to 290 watts in AC-DC applications, and up to 100 watts in DC-DC applications. Within each of our product families, the designer can scale up or down in power to address a wide range of designs with minimal design effort.

Energy Efficiency

Linear transformers and many discrete switchers draw significantly more electricity than the amount needed by the devices they power. As a result, billions of dollars worth of electricity is wasted each year, and millions of tons of greenhouse gases are unnecessarily produced. Energy waste occurs during both normal operation of a device and in so-called “standby” mode, when the device is performing little or no useful function. For example, computers and printers waste energy while in standby or “sleep” mode. TVs and DVD players that are turned off by remote control consume energy while awaiting a remote control signal to turn them back on. A cell-phone charger left plugged into a wall socket continues to draw electricity even when not connected to the phone. Many typical household appliances, such as microwave ovens, dishwashers and washing machines, consume power when not in use. One study has estimated that standby power alone amounted to as much as ten percent of residential energy consumption in Organization for Economic Co-operation and Development, or OECD, countries.

As the number of electronic products in service grows, governments are taking action to promote cost-effective ways to conserve energy. For example, the Energy Star program and the European Union Code of Conduct encourage manufacturers of electronic devices such as home appliances, DVD players, computers and TVs to comply with energy-efficiency standards. In late 2004, the California Energy Commission introduced mandatory efficiency standards for external power supplies; similar standards have been adopted in several other U.S. states as well as Europe, China and Australia. In 2001, President Bush issued an executive order requiring that electronic products purchased by the Federal government consume less than one watt in standby mode. Numerous other countries around the world have also instituted energy-efficiency standards affecting a wide range of electronic devices.

Our EcoSmart technology, included in all of our ICs introduced since 1998, dramatically improves the efficiency of electronic devices, reducing waste in both operating and standby modes. We believe our EcoSmart technology allows manufacturers to meet all current and proposed worldwide energy-efficiency regulations.

Products

Below is a brief description of our products:

*	TOPSwitch

TOPSwitch, our first commercially successful product, was introduced in 1994. We introduced the TOPSwitch-II family in 1997. The key benefits that the TOPSwitch family has brought to power supplies, compared to discrete switchers, are fewer components, reduced size, enhanced functionality and lower cost in many applications. Our TOPSwitch products integrate a pulse width modulation, or PWM, controller, a high-voltage MOSFET and a number of other electronic components.

In March 2000 we introduced the TOPSwitch-FX family, which consists of six products. In November 2000 we introduced the TOPSwitch-GX family, consisting of 23 products. These product families incorporate the features offered in earlier TOPSwitch products as well as new features through additional user-configurable pins, which allow a higher level of design flexibility. TOPSwitch-GX utilizes our second-generation silicon technology, which enables devices that are more cost-effective than previous generations. Applications for TOPSwitch-FX and TOPSwitch-GX include set-top boxes, DVD players, desktop computers, LCD monitors, and printers. TOPSwitch-GX can be used in applications requiring up to 290 watts of power.

*	TinySwitch

We introduced the TinySwitch family in September 1998. We specifically designed TinySwitch topology to address applications below 10 watts. TinySwitch was the first family of ICs to incorporate our EcoSmart technology, which dramatically reduces energy waste in electronic products. EcoSmart technology has been included in all product families that we have introduced since 1998. In March 2001 we introduced the TinySwitch-II family, which consists of six products. This product line maintains the simplicity of the previous TinySwitch line while providing additional features that enable lower system cost. TinySwitch-II utilizes the same second-generation silicon technology found in TOPSwitch-GX. Applications for TinySwitch-II include adapters for portable equipment such as cell phones, PDAs, digital cameras, computer peripherals, and power tools, as well as power supplies found in PCs, audio/video equipment, home appliances and many other applications.

In February 2006 we introduced the third generation of the TinySwitch line, TinySwitch-III. The TinySwitch-III family consists of seven products and addresses power levels up to 28 watts. TinySwitch-III further improves upon the cost-effectiveness of previous generations, and includes new features that further enhance design flexibility and energy efficiency.

In March 2006 we introduced PeakSwitch, an extension of the TinySwitch family targeted at applications requiring a high peak-to-average power ratio, including printers and audio amplifiers. PeakSwitch supplies momentary bursts of peak power by automatically increasing the switching frequency of the IC’s integrated MOSFET for several milliseconds before returning to continuous-mode operation. This approach allows the use of transformers, capacitors and other components sized for the power supply’s average continuous power rather than its peak power level.

*	LinkSwitch

We introduced the LinkSwitch family in September 2002. The LinkSwitch family consists of fifteen products, including the LinkSwitch-TN, LinkSwitch-XT and LinkSwitch-LP family extensions. Deriving its name from the phrase “linear-killer switch”, LinkSwitch is the industry’s first highly integrated high-voltage power conversion IC designed specifically to displace low-power (0 to 4 watts) linear transformers. Applications for LinkSwitch include low-power adapters and chargers for personal electronics such as cellphones, cordless phones, digital cameras, and MP3 players. LinkSwitch is also used in numerous consumer and industrial applications.

*	DPA-Switch

The DPA-Switch family, introduced in June 2002, consists of seven products. DPA-Switch is the first monolithic high-voltage power-conversion IC designed specifically for use in DC-DC converters and distributed power architectures. It is capable of supplying output power levels of up to 100 watts. DPA-Switch allows designers to eliminate up to 50 external components from the design of a typical discrete DC-DC converter, resulting in a shorter design cycle, smaller board size and higher reliability. Applications include Power-over-Ethernet devices such as voice-over-IP phones and security cameras, as well as network hubs, line cards, servers, digital PBX phones, DC-DC converter modules and industrial controls.

Revenue mix by product family for the years ended December 31, 2005, 2004 and 2003 was approximately as follows:

	Years Ended December 31,
Product Family	2005	2004	2003
TinySwitch-I and -II	57%	54%	51%
TopSwitch-FX and -GX	27%	28%	27%
TopSwitch-I and -II	11%	15%	20%
LinkSwitch and DPA-Switch	5%	3%	2%

Markets and Customers

Our strategy is to target markets that can benefit the most from our highly integrated power conversion ICs. The following chart shows the primary applications of our products in power supplies in several major market categories.

Market Category	Primary Applications
• Communications	Cell-phone chargers, cordless phones, broadband modems, power-over-Ethernet devices including voice-over-IP phones, other network and telecom gear

• Consumer	Set-top boxes for cable and satellite services, digital cameras, DVD players, LCD TVs, major appliances, personal care and small appliances, audio amplifiers

Market Category	Primary Applications
• Computer	Standby power for desktop PCs and servers, LCD monitors, multimedia audio, printers, removable media, LCD projectors, PDAs

• Industrial Electronics	Industrial controls, utility meters, motor controls, uninterruptible power supplies, emergency lighting, LED lighting

Revenue by our end market categories for 2005 was approximately 30 percent consumer, 29 percent communications, 23 percent computer, 11 percent industrial electronics and 7 percent other markets.

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors. We have sales offices in California, Georgia and Illinois, as well as in England, France, Germany, Italy, India, China, Japan, Korea, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 40%, 44% and 39% of our net product revenues for 2005, 2004 and 2003, respectively, while sales through distributors accounted for approximately 60%, 56% and 61% for 2005, 2004 and 2003, respectively. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and sales representatives and distributors can discontinue marketing any of our products at any time.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 69%, 71% and 76% of our net revenues for 2005, 2004 and 2003, respectively. For 2005, Avnet (formerly Memec Electronic Components) and Synnex Technologies accounted for 19% and 18% of our net revenues, respectively. For 2004, Memec Electronic Components (now Avnet) and Synnex Technologies each accounted for 19% of our net revenues. In 2003, Memec (now Avnet) and Synnex Technologies accounted for 25% and 20% of our net revenues, respectively. In April 2006, we terminated our distributor relationship with Synnex Technologies. We have replaced this terminated relationship with other distribution relationships, and therefore do not believe that the termination of our distributor relationship with Synnex Technologies will have a material impact on our business. No other customers accounted for more than 10% of net revenues during 2005, 2004 and 2003. In 2005, 2004 and 2003, sales to customers in the United States accounted for approximately 6%, 6% and 5%, respectively, of our net revenues. See Note 2 “Summary of Significant Accounting Policies” to our notes to our consolidated financial statements regarding sales to customers located in foreign countries, and for data regarding long-lived assets in the U.S. and in foreign countries.

Because much of our manufacturing, and most of our customers, are located in foreign jurisdictions, we are subject to additional risks. Risks related to our foreign operations are set forth in Item 1A of this Annual Report on Form 10-K, and include: potential weaker intellectual property rights under foreign laws; the burden of complying with foreign laws; and foreign-currency exchange risk.

Backlog

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. The semiconductor industry is characterized by short lead-time orders and quick delivery schedules. In light of industry practice and experience, we do not believe that backlog at any given time is a meaningful indicator of our ability to achieve any particular level of revenue or financial performance.

Technology

•

High-Voltage Transistor Structure and Process Technology—We have developed a patented silicon technology that uses a proprietary high-voltage MOS transistor structure and fabrication process. This technology enables us to integrate high-voltage n-channel transistors and industry-standard CMOS and bipolar control circuitry on the same monolithic IC. Both the IC device structure and the wafer fabrication process contribute to the cost-effectiveness of our high-voltage technology. In 2000, we introduced an improved high-voltage technology that further reduces the silicon area of our devices by using dual-conduction layers. In 2004, we made additional improvements to our integrated high-voltage technology to further shrink the silicon area of our ICs. Our high-voltage ICs are implemented on low-cost silicon wafers using standard 5V CMOS silicon processing techniques with a relatively large feature size of between 1.5 and 3 microns.

•

IC Design and System Technology—Our IC designs combine complex control circuits and high-voltage transistors on the same monolithic IC. Our IC design technology takes advantage of our high-voltage process to minimize the die size of both the high-voltage device and control circuits and improve the performance of our ICs versus competing integrated technologies. We have also developed extensive expertise in the design of switching power supplies, resulting in innovative circuit topologies and design techniques that reduce component count and system cost, increase system performance, and improve energy efficiency compared to alternative approaches.

Research and Development

Our research and development efforts are focused on improving our high-voltage device structures, wafer fabrication processes, analog circuit designs and system-level architectures. We seek to introduce new products to expand our addressable markets, further reduce the costs of our products, and improve the cost-effectiveness and functionality of our customers’ power supplies. We have assembled a team of highly skilled engineers to meet our research and development goals. These engineers have expertise in high-voltage device structure and process technology, analog design, and power-supply systems architecture.

In 2005, 2004 and 2003, we incurred costs of $17.1 million, $15.4 million and $20.1 million, respectively, on research and development efforts, including expenses related to stock-based compensation (for information on our stock-based compensation expense see note 3 of the notes to consolidated financial statements attached hereto). We expect to continue to invest significant funds in research and development activities.

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. As of December 31, 2005, we held 131 U.S. patents and had generally filed for or received foreign patent protection on these patents resulting in 82 foreign patents. The U.S. patents have expiration dates ranging from 2006 to 2024. We also hold trademarks in the U.S. and various other countries including Taiwan, Korea, Hong Kong, China, Europe, and Japan.

We regard as proprietary certain equipment, processes, information and knowledge that we have developed and used in the design and manufacture of our products. Our trade secrets include a high-volume production process that produces our patented high-voltage ICs. We attempt to protect our trade secrets and other proprietary information through non-disclosure agreements, proprietary information agreements with employees and consultants and other security measures.

We granted a perpetual, non-transferable license to Matsushita Electric Industrial Co, Ltd., or Matsushita, to use our semiconductor patents and other intellectual property for our current high-voltage technology under a Technology License Agreement. This license allows Matsushita to manufacture and design products for internal use and for sale or distribution to other Japanese companies and their subsidiaries in Asia. In exchange for its license rights, Matsushita has paid and will continue to pay royalties on products using the licensed technology during fixed periods.

The Technology License Agreement with Matsushita expired in June 2005 and has not been renewed. As a result, Matsushita’s right to use our technology does not include technology developed after June 2005. Matsushita may continue to sell products based on technology covered by the license agreement prior to its expiration, and will continue to pay us royalties on the sale of such products through June 2009. Matsushita may sell products based on technology covered by the Technology License Agreement without payment of royalties after June 2009.

Manufacturing

We contract with Matsushita, OKI Electric Industry, or OKI, and ZMD Analog Mixed Signal Services GmbH & CoKG, or ZMD, to manufacture our wafers in foundries located in Japan and Germany. Our products are assembled and packaged by independent subcontractors in China, Malaysia and the Philippines. We perform testing at our facility in San Jose, California, and through our packaging subcontractors in Asia. Our fabless manufacturing model enables us to focus on our engineering and design strengths, minimize fixed costs on capital expenditures and still have access to high-volume manufacturing capacity. Our products do not require leading-edge process geometries for them to be cost-effective, and thus we can use our foundries’ older, low-cost facilities for wafer manufacturing. However, because of our highly sensitive process, we must interact closely with our foundries to achieve satisfactory yields. Although we generally utilize standard IC packages for assembly, some materials and aspects of assembly are specific to our products. We require our manufacturers to use a high-voltage molding compound that is difficult to process and is available from only one supplier. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. As a result, we must be involved with our contractors on an active engineering basis to maintain and improve the process.

Our wafer supply agreements with Matsushita, OKI, and ZMD expire in June 2010, April 2008, and December 2009, respectively. Under the terms of our agreement with Matsushita, we establish, by mutual agreement, minimum production capacity to be made available by Matsushita for the production of our wafers, and we supply Matsushita with monthly orders and rolling six-month forecasts on a monthly basis. We also establish pricing by good faith agreement, subject to our right to most-favored pricing. Under the terms of the OKI agreement, OKI has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by OKI and us. Our agreements with both Matsushita and OKI provide for the purchase of wafers in Japanese yen. Both agreements allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Under the terms of the ZMD agreement, ZMD has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by ZMD and us. The agreement with ZMD also requires us to supply ZMD with rolling six-month forecasts on a monthly basis. Our purchases of wafers from ZMD are denominated in U.S. dollars.

Although certain aspects of our relationships with Matsushita, OKI, and ZMD are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Matsushita, OKI, or ZMD in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that any of them will not seek an early termination of their wafer supply agreement with us. Our operating results would suffer in the event of a supply disruption with OKI, Matsushita, or ZMD and if we were unable to quickly qualify alternative manufacturing sources for existing or new products or if these sources were unable to produce wafers with acceptable manufacturing yields.

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

Competition

Competing alternatives to our high-voltage ICs include other integrated and hybrid (i.e., single-package) products from companies such as Fairchild Semiconductor, STMicroelectronics, Infineon, ON Semiconductor and Sanken Electric Company, as well as discrete components such as PWM controllers and high-voltage bipolar transistors and MOSFETs, produced by a large number of vendors. For some applications, line-frequency transformers are also a competing alternative to designs utilizing our ICs.

We have historically observed highly competitive pricing for discrete components and competing integrated/hybrid products. While the pricing of our ICs is an important factor considered by our customers, we also compete against alternative products based on a variety of other factors. Most importantly, the highly integrated nature of our ICs enables power supply designs that utilize fewer total components than comparable discrete designs or designs using other integrated/hybrid products. This reduced component count provides a cost savings on the bill of materials for a power supply, but also enables power supplies to be designed more quickly and manufactured more efficiently than competing designs.

In addition to enabling a lower component count, we also compete on the basis of product functionality such as safety features and energy-efficiency features, and on the basis of the technical support we provide to our customers. Such support includes hands-on design assistance as well as a range of design tools and documentation such as software and reference designs. We also believe that our record of product quality and history of delivering products to our customers on a timely basis serve as additional competitive advantages.

Warranty

We generally warrant that our products will substantially conform to the published specifications for 12 months from the date of shipment. Under the terms of our purchase orders, our liability is limited generally to either a credit equal to the purchase price or replacement of the defective part.

Employees

As of December 31, 2005, we employed 342 full time personnel, consisting of 112 in manufacturing, 78 in research and development, 123 in sales, marketing and applications support, and 29 in finance and administration.

Investor Information

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. You may obtain a free copy of these reports in the “investor info” section of our website, www.powerint.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. The reports filed with the SEC are also available at www.sec.gov. Please see “Explanatory Note Regarding Restatement Of Our Consolidated Financial Statements” above regarding our previous reports not being amended for the restatement of our financial statements, and that the financial information included in reports previously filed or furnished by Power Integrations for prior periods should not be relied upon, and are superseded by the information in this Annual Report on Form 10-K.

Our corporate governance guidelines, the charters of our board committees, and our code of business conduct and ethics (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available in the corporate governance section of our website at www.powerint.com. These items are also available in print to any stockholder who requests them by calling (408) 414-9200.

Executive Officers of the Registrant

As of January 1, 2007, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President and Chief Executive Officer	52
Derek Bell	Vice President, Engineering	63
Bruce Renouard	Vice President, Worldwide Sales	46
John Tomlin	Vice President, Operations	59
Rafael Torres(1)	Vice President, Finance and Administration, Chief Financial Officer and Secretary	38
Clifford J. Walker	Vice President, Corporate Development	55

(1)	Rafael Torres joined Power Integrations on July 19, 2006

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

Derek Bell has served as our vice president of engineering and technology since April 2001. Previously Mr. Bell was the chief operations officer at Palmchip Corporation, an integration and software service company from August 2000 to January 2001. Mr. Bell was vice president of engineering for the professional services group at Synopsys, Inc. an electronic design automation company, during 1999 and 2000, vice president of strategic alliances at Cirrus Logic, Inc., a semiconductor company, from 1996 to 1999, vice president and general manager of the application specific product group at National Semiconductor Corporation, Inc. a semiconductor company, from 1995 to 1996 and served as president and chief executive officer of NovaSensor, a manufacturer of silicon sensors from 1990 to 1994. He also held various senior management positions at Signetics, a semiconductor company, from 1972 to 1990, most recently as group vice president.

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

Rafael Torres became our vice president, finance and administration, chief financial officer and secretary on July 19, 2006. From November 2000 to July 2006, Mr. Torres served as chief financial officer of PLX Technology, Inc., a leading supplier of PCI Express and other standard input/output interconnect silicon for the communications, server, storage, embedded-control and consumer industries. From May 1999 to November 2000, he held a senior management position at PLX Technology, Inc., a semiconductor device company. Prior to joining PLX, he served in financial management roles at OnCommand Corporation, a provider of on demand video services, and at Silicon Valley Group, a semiconductor equipment company. Mr. Torres is a Certified Public Accountant, and spent three years working in public accounting to obtain his certification.

Clifford J. Walker has served as our vice president, corporate development since June 1995. From September 1994 to June 1995, Mr. Walker served as vice president of Reach Software Corporation, a software company. From December 1993 to September 1994, Mr. Walker served as president of Morgan Walker International, a consulting company.

Item 1A. Risk Factors

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

•

SEC and U.S Department of Justice investigations and stockholder litigation related to our recent internal investigation of our practices related to stock option grants and the related restatement of our consolidated financial statements;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	expenses we are required to incur in connection with our litigation against Fairchild Semiconductor and System General Corporation;

•	fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen;

•	we are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of items;

•	the licensing of our intellectual property to one of our wafer foundries;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention of qualified personnel in a competitive market;

•	changes in environmental laws and regulations; and

•	earthquakes, terrorists acts or other disasters.

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top two customers, both distributors of electronic components, accounted for 37% and our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 69%, of our revenues for 2005. In April 2006, we terminated our distributor relationship with one of our top two distributors. We have replaced this terminated relationship with other distribution relationships, and therefore do not believe that the termination of this distributor relationship will have a material impact on our business. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

Intense competition in the high-voltage power supply industry may lead to a decrease in the average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

If demand for our products declines in our major end markets, our net revenues will decrease. Applications of our products in the consumer, communications and computer end markets, such as cellphone chargers, standby power supplies for PCs, and power supplies for home appliances account for a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been impacted by economic downturns in the past. Any economic slowdown in the end markets that we serve could cause a slowdown in demand for our ICs. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.

If we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability. Our success depends upon our ability to continue our technological innovation and protect our intellectual property, including patents, trade secrets, copyrights, and know-how. We are currently engaged in litigation to enforce our intellectual property rights, and associated expenses have been, and are expected to remain, material and have adversely affected our operating results. We cannot assure that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation, or that others will not develop competitive technologies or products. From time to time we have received, and we may receive in the future, communications alleging possible infringement of patents or other intellectual property rights of others. Costly litigation may be necessary to enforce our intellectual property rights or to defend us against claimed infringement. The failure to obtain necessary licenses and other rights, and/or litigation arising out of infringement claims could cause us to lose market share and harm our business.

Additionally, the laws of some foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the United States, thus limiting the protections applicable to our technology.

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business may suffer. We have supply arrangements for the production of wafers with Matsushita, OKI and ZMD. Our contracts with these suppliers expire in June 2010, April 2008, and December 2009 respectively. Although certain aspects of our relationships with Matsushita, OKI and ZMD are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Matsushita, OKI or ZMD in the future, and that the wafer foundries’ capacity will meet our needs. Additionally one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, Matsushita or ZMD could harm our business. We estimate that it would take 9 to 18 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

Although we provide our foundries with rolling forecasts of our production requirements, their ability to provide wafers to us is ultimately limited by the available capacity of the wafer foundry. Any reduction in wafer foundry capacity available to us could require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions to meet our customers’ requirements. Any of these concessions could harm our business.

If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenues may decline. We depend on independent foundries to produce wafers, and independent subcontractors to assemble and test finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of the foundries to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compound that is difficult to process and available from only one vendor. This compound and its required processes, together with the other non-standard materials and processes needed to assemble our products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially adversely affect yields, timely delivery and cost to manufacture. We may not be able to maintain acceptable yields in the future.

In addition, if prices for commodities used in our products increase significantly, raw materials costs of our suppliers would increase and could result in increased product costs our suppliers charge us. If we are not able to pass these costs on to our customers, this would have an adverse effect on our gross margins.

We are subject to SEC and U.S. Department of Justice investigations and stockholder litigation related to our recent internal investigation of our practices related to stock option grants and the related restatement of our consolidated financial statements. The SEC and the U.S. Department of Justice, or DOJ, are both conducting investigations related to our recent internal investigation of our practices related to stock option grants. In addition, three alleged shareholders of the Company have also filed derivative complaints in the United States District Court for the Northern District of California, and two alleged shareholders have filed derivative complaints in Superior Court of California, Santa Clara County, all purportedly on behalf of Power Integrations, against certain of our current and former executive officers and directors in connection with our option granting practices alleging, among other things, breaches of fiduciary duties and in the federal court cases violations of Section 10(b) of the Securities Exchange Act of 1934. The shareholder derivative suits are discussed in more detail in Item 3 of this Annual Report on Form 10-K. The ongoing legal fees we are incurring in connection with these actions, and any fines that we may be required to pay in the event that the SEC or DOJ determine, as a result of their investigations, to bring any civil or other actions against us, or any attorneys’ fees that we may be required to pay as a result of the derivative suits, would have an adverse effect on our operating results. Further, these actions require a significant amount of our senior management’s attention, which detracts from their ability to manage our company’s business.

Our stock has been delisted from The NASDAQ Stock Market and there is no guarantee that we will be successful in relisting it. Our common stock has been suspended from trading on the Nasdaq Global Market for noncompliance with the Nasdaq listing requirements, and currently trades on the Pink Sheets under the symbol “POWI.PK”. Until we file all three of our Quarterly Reports on Form 10-Q for fiscal year 2006, and hold our 2005 annual meeting of stockholders, we will not regain compliance with the Nasdaq listing requirements. Even when we do regain compliance with the Nasdaq listing requirements, our common stock will not automatically begin trading on Nasdaq again. In order to have our common stock resume trading on the Nasdaq Global Market, we will need to reapply to Nasdaq to have our stock listed. The application process can be lengthy, and there is no assurance that Nasdaq will relist our common stock.

Recently enacted changes in securities laws and regulations, including potential risk resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002 will continue to impact our results. Complying with the requirements of the Sarbanes-Oxley Act of 2002, and Nasdaq’s conditions for continued listing have imposed significant legal and financial compliance costs, and are expected to continue to impose significant costs and management burden on us. These new rules and regulations also may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly qualified members to serve on our audit committee.

Additionally, we cannot be sure that we will be able to successfully remediate the currently reported material weakness in our system of internal controls. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of the assessment of our internal controls continues to require the commitment of significant financial and managerial resources.

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

If we do not prevail in our litigation against Fairchild Semiconductor and System General, we will have expended significant financial resources and not achieved any benefit, and may also suffer the loss of proprietary rights. We are in patent litigation with each of Fairchild Semiconductor and System General Corp. and the outcome of such litigation is uncertain. The next phase of the Fairchild suit will determine whether or not our patents at issue in the suit are valid. In addition, there is no assurance that we will be successful in obtaining financial damages or an injunction against all System General products that infringe our patents. We have incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits. If we are not successful in these lawsuits, we will have incurred significant legal costs with no benefit, which could have a material adverse effect on our business. Further, if we are not successful in the Fairchild lawsuit, our patents at issue in the suit may be determined invalid and we will not receive any damages, including the $34 million the jury awarded us in October 2006, nor will we have the extent of the intellectual property protection we currently believe is provided by these patents. In addition, these lawsuits are diverting the efforts and attention of our management and technical personnel from normal business operations, which could have a material adverse effect on our business regardless of the outcome of these lawsuits.

We are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of items, and if we are not successful in defending our position we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2002 and 2003, the IRS is asserting that we owe additional taxes relating to a number of items, the most significant of which is our research and development cost sharing arrangements with one of our subsidiaries. We disagree with the IRS’s position; however, if we are not successful in defending our position, we could be required to pay additional taxes, penalties and interest for 2002 and 2003. In addition, if we are not successful in defending our position, we could incur additional charges in the future, which could be material. Resolution of this matter could take considerable time, possibly years.

We believe the IRS’ position with respect to certain items for which it has proposed adjustments is inconsistent with applicable tax laws, and that we have meritorious defenses to our position with respect to these proposed adjustments. Accordingly, we intend to continue to challenge the IRS’ position on these matters vigorously. While we believe the IRS’ asserted position on these matters is not supported by applicable law, we may be required to make additional payments in order to resolve these matters. If the IRS determines that we owe additional taxes for these matters, our results of operations and financial condition would be materially and adversely affected.

Fluctuations in exchange rates, particularly the exchange rates between the U.S. dollar and the Japanese yen, may impact our gross margin. The contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen. The agreements with both vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations.

Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. Royalty revenue was less than 2% of total net revenues for the years ended December 31, 2005 and 2004. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.

Because the sales cycle for our products can be lengthy, we may incur substantial expenses before we generate significant revenues, if any. Our products are generally incorporated into a customer’s products at the design stage. However, customer decisions to use our products, commonly referred to as design wins, can often require us to expend significant research and development and sales and marketing resources without any assurance of success. These significant research and development and sales and marketing resources often precede volume sales, if any, by a year or more. The value of any design win will largely depend upon the commercial success of the customer’s product. We cannot assure that we will continue to achieve design wins or that any design win will result in future revenues. If a customer decides at the design stage not to incorporate our products into its product, we may not have another opportunity for a design win with respect to that product for many months or years.

Our products must meet exacting specifications, and undetected defects and failures may occur which may cause customers to return or stop buying our products. Our customers generally establish demanding specifications for quality, performance and reliability, and our products must meet these specifications. ICs as complex as those we sell often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. We have from time to time in the past experienced product quality, performance or reliability problems. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support and customer expenses, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our operating results.

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of North America account for, and have accounted for a large portion of our net revenues, including approximately 93%, 92% and 93% of our net revenues for the years ended December 31, 2005, 2004 and 2003, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

•	potential insolvency of international distributors and representatives;

•	reduced protection for intellectual property rights in some countries;

•	the impact of recessionary environments in economies outside the United States;

•	tariffs and other trade barriers and restrictions;

•	the burdens of complying with a variety of foreign and applicable U.S. Federal and state laws; and

•	foreign-currency exchange risk.

Our failure to adequately address these risks could reduce our international sales and materially adversely affect our operating results. Furthermore, because substantially all of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar cause the price of our products in foreign markets to rise, making our products more expensive relative to competing products priced in local currencies.

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

In addition, we cannot be sure that we will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot assure that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Our failure, or our customers’ failure, to develop and introduce new products successfully and in a timely manner would harm our business. In addition, customers may defer or return orders for existing products in response to the introduction of new products. Although we maintain reserves for potential customer returns, we cannot assure that these reserves will be adequate.

If our products do not penetrate additional markets, our business will not grow as we expect. We believe that our future success depends in part upon our ability to penetrate additional markets for our products. We cannot assure that we will be able to overcome the marketing or technological challenges necessary to penetrate additional markets. To the extent that a competitor penetrates additional markets before we do, or takes market share from us in our existing markets, our net revenues and financial condition could be materially adversely affected.

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

Changes in environmental laws and regulations may increase our costs related to obsolete products in our existing inventory. Changing environmental regulations and the timetable to implement them continue to impact our customers’ demand for our products. As a result there could be an increase in our inventory obsolescence costs for products manufactured prior to our customers’ adoption of new regulations. Currently we have limited visibility into our customers’ strategies to implement these changing environmental regulations into their business. The inability to accurately determine our customer’s strategies could increase our inventory costs related to obsolescence.

In the event of an earthquake, terrorist act or other disaster, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities situated near San Francisco, California, and most of our major suppliers (wafer foundries and assembly houses), are located in areas that have been subject to severe earthquakes. Many of our suppliers are also susceptible to other disasters such as tropical storms, typhoons or tsunamis. In the event of a disaster, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any such interruption in our ability or that of our major suppliers to continue operations at our facilities could delay the development and shipment of our products.

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

We have adopted anti-takeover measures which may make it more difficult for a third party to acquire us. Our board of directors may issue up to 2,925,000 shares of preferred stock and determine the price, rights, preferences and privileges of those preferred shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing flexibility in connection with possible acquisitions and for other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intention to issue shares of preferred stock.

In addition, we have entered into a rights agreement, commonly referred to as a “Poison Pill,” to guard against abusive hostile takeover tactics. Further, the anti-takeover provisions of Section 203 of the Delaware General Corporations Law apply to us. Our rights agreement and Section 203 of the Delaware General Corporations Law may discourage, delay or prevent a change in control of Power Integrations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

In October 2003, we purchased our principal executive, administrative, manufacturing and technical offices for approximately $30.0 million. These offices are located in San Jose, California in a 118,000 square foot facility. In addition to our facility in San Jose, we also lease sales offices in various countries around the world to accommodate our sales force.

Item 3. Legal Proceedings.

On June 28, 2004, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company, and its U.S. subsidiary. Our complaint alleges that certain integrated circuits produced by System General infringed and continue to infringe certain of our patents. We seek, among other things, an order enjoining System General from infringing our patents and an award for damages resulting from the alleged infringement. On June 10, 2005, in response to the initiation of the ITC investigation, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court lifted the stay and has scheduled a case management conference. No other schedule has been set for the matter. On December 6, 2006, System General filed a notice of appeal of the ITC decision. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and, instead, renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination.

On May 9, 2005, we filed a complaint with the U.S. International Trade Commission (ITC) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337, naming System General Corporation of Taiwan as the respondent. We filed a supplement to the complaint on May 24, 2005. We allege infringement by System General of the same patents raised in the action in the Northern District of California. The ITC instituted an investigation on June 8, 2005 in response to our complaint. By our complaint, we seek an order from the ITC excluding certain System General’s pulse width modulation (PWM) chips and the products containing them, such as LCD monitors, from importation into the United States. We subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The ITC hearing took place in January 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The Administrative Law Judge’s (ALJ) initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing System General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing System General chip. The order also set a bond of 38 cents per chip or downstream product containing such chips for temporary importation during the Presidential review period. The U.S. Customs Service is authorized to enforce the exclusion order and collect the bond during the review period. On October 11, 2006, the review period expired with no action by the President, and the ITC exclusion order is now in full effect. On December 6, 2006, System General filed a notice of appeal of the ITC decision. The appeal will be heard by the U.S. Court of Appeals for the Federal Circuit with briefing to occur in Q1 2007 and an oral argument thereafter.

On October 20, 2004, we filed a complaint for patent infringement in the U.S. District Court for the District of Delaware, against Fairchild Semiconductor International, Inc., a Delaware corporation, and Fairchild Semiconductor Corporation, a Delaware corporation (collectively, Fairchild). The complaint alleges that Fairchild produces certain integrated circuits that infringed and continue to infringe certain of our patents. We seek, among other things, an order enjoining Fairchild from infringing our patents and an award for damages resulting from the alleged infringement. On October 10, 2006, after a week-long trial, a jury returned a verdict in favor of Power Integrations finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and determining damages in the amount of $33,981,781. No benefits have been recorded in our consolidated financial statements as a result of our award for damages. The court has not yet set a schedule for post-trial motions on these issues. Power Integrations intends to request that the court enhance the damage award in view of the jury’s finding on willfulness. Fairchild has raised defenses contending that the asserted patents are invalid or unenforceable and the court has set a second trial on these issues that is scheduled to begin on June 4, 2007.

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas. The complaint asserts that we infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against us, but Fairchild has not yet identified any of our specific products it believes infringes the patent. Fairchild’s lawsuit is duplicative of a portion of our suit against Fairchild in Delaware, and we therefore believe the case should be transferred to Delaware and filed a motion to that effect. The Texas Court granted our motion to transfer the case to Delaware on March 6, 2007, and the case is in the process of being transferred to Delaware. We believe Fairchild’s case should be stayed pending the outcome of the trial against Fairchild later this year, and if the suit is stayed there should not be any significant expense until after resolution of our lawsuit against Fairchild. Either way, we do not expect Fairchild’s suit to have any impact on our lawsuit against Fairchild in Delaware.

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of us, against certain of our current and former executives and members of our board of directors relating to our historical stock option practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of us. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of us. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of our shareholder-approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On February 9, 2007, the Court extended our response date to April 17, 2007.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of us, against certain of our current and former executives and members of our board of directors relating to our historical stock option practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, our former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed our executives to manipulate their stock option grant dates, that defendants improperly backdated stock option grants, and that costs associated with the stock option grants were not properly recorded in our financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On September 15, 2006, the Court stayed this action until January 19, 2007. On January 11, 2007, pursuant to a stipulation by the parties, the Court extended the stay until March 23, 2007.

On May 23, 2006, the U.S. Attorney’s Office for the Northern District of California, or DOJ, issued a grand jury subpoena to us directing that we produce documents relating to the granting of stock options from 1995 through the present. On May 31, 2006, the staff of the Securities and Exchange Commission, or SEC, sent a letter to us directing us to take appropriate actions to preserve certain documents relating to our stock option practices. Since that time, the government has made a number of requests for us to voluntarily produce documents relating to, among other things, our stock option practices. In addition, the government has been conducting voluntary interviews of certain current and former officers and employees. We are cooperating fully with the SEC and the DOJ and intend to continue to do so.

The Internal Revenue Service (“IRS”) is conducting an audit of our 2002 and 2003 tax returns. Throughout the course of 2005, the IRS issued a number of Notices of Proposed Adjustment to such returns. Among other things, the IRS has challenged several aspects of our research and development cost-sharing arrangement, which was put into place on November 1, 2003. While we have agreed to some of the adjustments proposed by the IRS, we dispute other such proposed adjustments. Additionally, we have not received all of the adjustments the IRS intends to propose with respect to our research and development cost-sharing arrangement.

There can be no assurance that we will prevail in our litigation with either System General or Fairchild. This litigation, whether or not determined in our favor or settled, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, potentially causing a material adverse effect on our business, financial condition and operating results. In addition, we are unable to predict the outcome of the other legal proceedings described above. Adverse determinations in litigation could result in monetary losses, the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

As of the date of the filing of this Annual Report on Form 10-K, our common stock trades on the Pink Sheets under the symbol “POWI.PK.” Prior to August 2, 2006, and from October 30, 2006 to December 18, 2006, our common stock traded on the Nasdaq Global Market (formerly the Nasdaq National Market) under the symbol “POWI.” The following table shows the high and low closing sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated:

	Price Range
Year Ended December 31, 2005	High	Low
Fourth quarter	$24.06	$19.13
Third quarter	$23.42	$21.08
Second quarter	$24.64	$19.67
First quarter	$21.96	$16.95

Year Ended December 31, 2004	High	Low
Fourth quarter	$22.40	$18.31
Third quarter	$24.16	$17.37
Second quarter	$32.41	$24.07
First quarter	$34.90	$27.22

On August 2, 2006, our common stock was suspended from trading on The NASDAQ Stock Market for noncompliance with the Nasdaq listing requirements. From that date until October 30, 2006, the date the suspension of the trading of our common stock was lifted, our common stock was traded on the Pink Sheets under the symbol “POWI.PK”. On December 19, 2006, our common stock was again suspended from trading on Nasdaq for noncompliance with the Nasdaq listing requirements, and currently is traded on the Pink Sheets under the symbol “POWI.PK”. Until we regain compliance with the Nasdaq listing requirements, we will not be able to reapply to have our common stock listed for trading on Nasdaq.

As of January 1, 2007, there were approximately 78 stockholders of record. Because brokers and other institutions on behalf of stockholders hold many of our shares, we are unable to estimate the total number of stockholders represented by these record holders.

We have not paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

On October 20, 2004, we announced that our board of directors had authorized the repurchase of up to $40.0 million of our common stock. From inception of the stock repurchase program in October 2004 through June 30, 2005, we repurchased 2,033,270 shares for approximately $40.0 million. On October 19, 2005, we announced that our board of directors had authorized a second stock repurchase program of up to $25.0 million of our common stock. There is no expiration date of this program. From inception of the second stock repurchase plan to December 31, 2005, we purchased a total of 249,500 shares for a total of approximately $5.3 million.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
October 1 to October 31, 2005	10,000	$21.026	10,000	$24,790
November 1 to November 30, 2005	209,500	$21.133	209,500	$20,362
December 1 to December 31, 2005	30,000	$23.554	30,000	$19,656

Total	249,500		249,500

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of our consolidated financial results which is more fully described in the “Explanatory Note Regarding Restatement of Our Consolidated Financial Statements” immediately preceding Part I of this Form 10-K and in note 3 “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements. We derived the selected consolidated financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 from our audited consolidated financial statements, and accompanying notes, in this report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2004 have been restated in connection with the restatements discussed in note 3 of the notes to the consolidated financial statements. The consolidated statements of income data for the years ended December 31, 2002 and 2001, and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 have been restated below as discussed in footnote 2.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

	Year Ended December 31,
	2005	2004	2003	2002	2001
		As Restated (1)	As Restated (1)	As Restated (2)	As Restated (2)
	(in thousands, except per share data)
Consolidated Statements of Income:
Net revenues	$143,071	$136,653	$125,682	$107,468	$96,124
Cost of revenues	72,979	71,856	63,496	60,877	52,807

Gross profit	70,092	64,797	62,186	46,591	43,317

Operating expenses:
Research and development	17,111	15,440	20,107	16,764	17,652
Sales and marketing	18,314	16,070	17,166	16,849	16,328
General and administrative	15,665	7,969	10,868	10,153	8,781

Total operating expenses	51,090	39,479	48,141	43,766	42,761

Income from operations	19,002	25,318	14,045	2,825	556
Total other income	3,149	1,320	903	1,558	1,618

Income before provision for income taxes	22,151	26,638	14,948	4,383	2,174
Provision for income taxes	6,453	6,138	3,511	274	1,835

Net income	$15,698	$20,500	$11,437	$4,109	$339

Earnings per share:
Basic	$0.53	$0.67	$0.39	$0.14	$0.01

Diluted	$0.51	$0.64	$0.36	$0.14	$0.01

Shares used in per share calculation:
Basic	29,568	30,802	29,473	28,362	27,714

Diluted	30,843	32,229	31,488	29,340	28,561

	December 31,
	2005	2004	2003	2002	2001
		As Restated (1)	As Restated (2)	As Restated (2)	As Restated (2)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments.	$126,079	$108,645	$97,005	$109,400	$76,865
Working capital	$132,813	$127,424	$115,485	$118,648	$100,170
Total assets	$236,921	$241,016	$217,438	$169,525	$140,507
Long-term liabilities and capitalized lease obligations, net of current portion	$—	$—	$—	$766	$716
Stockholders’ equity.	$209,359	$215,756	$194,554	$146,311	$126,436

(1)	See the explanatory note on page 1 of this Form 10-K, “Restatement of Consolidated Financial Statements” in Part II, Item 7, and note 3, “Restatement of Consolidated Financial Statements,” of the notes to consolidated financial statements.
(2)	The selected consolidated financial data as of December 31, 2003, 2002 and 2001, and for the years ended December 31, 2002 and 2001 have been adjusted to reflect the restatements described in note 3, “Restatement of Consolidated Financial Statements,” of the notes to consolidated financial statements. The cumulative after tax impact of all restatement adjustments related to years prior to 2001 totaled $11.0 million, which is reflected as an adjustment to retained earnings at December 31, 2000.

The table below reflects the impact of the restatement adjustments on our 2002 and 2001 consolidated income statement and 2003, 2002 and 2001 balance sheet data.

	Year Ended December 31,
	2002			2001
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Consolidated Statements of Income:
Net revenues	$108,184	$(716)	$107,468	$94,095	$2,029	$96,124
Cost of revenues	60,723	154	60,877	51,252	1,555	52,807

Gross profit	47,461	(870)	46,591	42,843	474	43,317

Operating expenses:
Research and development	14,705	2,059	16,764	14,471	3,181	17,652
Sales and marketing	14,537	2,312	16,849	14,485	1,843	16,328
General and administrative	6,203	3,950	10,153	5,980	2,801	8,781

Total operating expenses	35,445	8,321	43,766	34,936	7,825	42,761

Income from operations	12,016	(9,191)	2,825	7,907	(7,351)	556
Total other income	1,666	(108)	1,558	1,749	(131)	1,618

Income before provision for income taxes	13,682	(9,299)	4,383	9,656	(7,482)	2,174
Provision for income taxes	4,104	(3,830)	274	2,930	(1,095)	1,835

Net income	$9,578	$(5,469)	$4,109	$6,726	$(6,387)	$339

Earnings per share:
Basic	$0.34	$(0.20)	$0.14	$0.24	$(0.23)	$0.01

Diluted	$0.32	$(0.18)	$0.14	$0.23	$(0.22)	$0.01

Shares used in per share calculation:
Basic	28,362	—	28,362	27,714	—	27,714

Diluted	29,503	(163)	29,340	28,991	(430)	28,561

	December 31,
	2003			2002
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments.	$115,320	$(18,315)	$97,005	$109,400	$—	$109,400
Working capital	$135,676	$(20,191)	$115,485	$118,697	$(49)	$118,648
Total assets	$211,162	$6,276	$217,438	$161,694	$7,831	$169,525
Long-term liabilities and capitalized lease obligations, net of current portion	$—	$—	$—	$766	$—	$766
Stockholders’ equity.	$190,718	$3,836	$194,554	$140,633	$5,678	$146,311

	December 31,
	2001
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments.	$76,865	$—	$76,865
Working capital	$100,836	$(666)	$100,170
Total assets	$135,665	$4,842	$140,507
Long-term liabilities and capitalized lease obligations, net of current portion	$716	$—	$716
Stockholders’ equity.	$123,302	$3,134	$126,436

See the impact of the restatement adjustments on our 2004 and 2003 consolidated statements of income and our 2004 consolidated balance sheet data in note 3 of the accompanying notes to consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of our operations, which gives effect to the restatement discussed in note 3 to the consolidated financial statements, should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A—“Risk Factors” and elsewhere in this report.

Restatement of Consolidated Financial Statements

Background

We announced on March 13, 2006 that a Special Committee of the board of directors was conducting an internal investigation of our practices related to stock option grants to officers, directors and employees, and related matters. The Special Committee was comprised of disinterested members of our board of directors and was assisted by independent outside legal counsel and accounting experts.

In a Form 8-K filed on May 9, 2006, we disclosed that the Special Committee had reached a preliminary conclusion that the actual dates of measurement for certain past stock option grants differed from the recorded grant dates for such awards, and that, accordingly, we expected to record additional material non-cash charges for stock-based compensation expenses in prior periods. On the same Form 8-K, we announced that we may need to restate our historical financial statements for each of the fiscal years 1999 through 2004, and for the first three quarters of the fiscal year ended December 31, 2005 and that the Audit Committee of the Board of Directors had concluded that the financial statements for these prior periods and any related reports of its independent registered public accounting firm should no longer be relied upon. In early May 2006, we accepted the resignations of Howard Earhart, our Chairman of the Board and former Chief Executive Officer, and of John Cobb, our Chief Financial Officer.

On May 24, 2006, the Special Committee advised our board of directors of its final conclusion that, among other things, the recorded grant dates for certain option grants should not be relied upon. After receiving the Special Committee’s conclusions and consistent with those conclusions, we reviewed stock option grants during the period from 1998 through June 2006. The restated consolidated financial statements contained in this Form 10-K reflect corrections resulting from those reviews.

We have incurred substantial expenses related to our special investigation and subsequent internal investigation, which began in early 2006. In addition, we are the subject of several derivative actions filed against certain of our current and former directors and officers as well as investigations launched by the U.S. Attorney' s Office for the Northern District of California and the staff of the Securities and Exchange Commission regarding our past stock option granting practices, as more fully described in Item 3, “Legal Proceedings.” We have incurred approximately $11.2 million in costs for legal fees, external audit firm fees, audit committee fees, and external consulting fees in the twelve months ended December 31, 2006, and expect to incur significant additional fees related to the special investigation and financial statement restatements until we are current with all delinquent filings.

In addition to restatements for stock-based compensation charges and the related income and payroll tax effects, we recorded adjustments to correct other errors that occurred in the periods ended December 31, 2001 through the third quarter of 2005, which have been reflected in the restated consolidated financial statements.

Restatement Adjustments

Our restated consolidated financial statements contained in this Form 10-K incorporate stock-based compensation expense, payroll tax expense and other accounting adjustments, including the income tax impacts related to the restatement adjustments. The restatement adjustments result in a $30.5 million reduction of retained earnings as of September 30, 2005. This amount includes an increase in our previously reported consolidated net income of approximately $0.1 million for the year ended December 31, 2004, and reductions in our consolidated net income of approximately $6.6 million for the year ended December 31, 2003 and $1.1 million for the three quarters ended September 30, 2005. The total restatement impact for the years ended December 31, 1998 through December 31, 2002, of $22.9 million, has been reflected as a prior period adjustment to retained earnings as of January 1, 2003.

The total unamortized stock-based compensation was approximately $0.7 million at December 31, 2005.

The table below presents the (increase) decrease to net income impact of the individual restatement adjustments, and are explained in further detail following the table (in thousands):

	Year ended December 31,
	Nine Months Ended September 30, 2005	2004	2003	2002	2001	2000	1999	1998
STOCK COMPENSATION:
New hire non-officer stock option grants accounted for as being made prior to the terms being fixed	$154	$264	$411	$542	$506	$556	$431	$—
Stock option grants with insufficient or incomplete corporate approvals	1,704	3,053	4,992	7,978	6,429	6,127	4,175	24
Stock option grants cancelled and repriced	389	(2,067)	4,422	(107)	1,418	—	—	—
Accelerated vesting and other matters related to stock-based compensation	27	38	63	(49)	(171)	171	1,567	—

Total stock compensation expense	2,274	1,288	9,888	8,364	8,182	6,854	6,173	24
PAYROLL TAXES, INTEREST AND PENALTIES	(226)	(1,289)	254	574	172	1,468	68	—

Total stock compensation related adjustments	2,048	(1)	10,142	8,938	8,354	8,322	6,241	24
OTHER MISCELLANEOUS ACCOUNTING ADJUSTMENTS:
Correction of sales returns reserve	520	(14)	14	348	(872)	—	—	—
Correction of period of charge for cost of wafers used in engineering	(108)	108	—	—	—	—	—	—
Correction of expected life of tooling for depreciation purposes	(64)	—	—	—	—	—	—	—
Record unfunded post-employment health benefits obligation	—	13	14	12	—	—	—	—

Total Other Miscellaneous Accounting Adjustments	348	107	28	360	(872)	—	—	—

Total adjustments to income before income tax	2,396	106	10,170	9,298	7,482	8,322	6,241	24
INCOME TAX BENEFIT	1,301	239	3,522	3,829	1,095	2,033	1,515	12

Total decrease (increase) to net income	$1,095	$(133)	$6,648	$5,469	$6,387	$6,289	$4,726	$12

(DECREASE) INCREASE IN DILUTED EARNINGS PER SHARE	$(0.04)	$0.00	$(0.21)	$(0.19)	$(0.22)	$(0.22)	$(0.17)	$0.00

Stock Compensation—These adjustments are from our determination, based upon the Special Committee’s investigation and our subsequent reviews and analyses, that the initially recorded measurement dates for various categories of option grants could not be relied upon. These categories included the following:

•

New hire non-officer stock option grants accounted for as being made prior to the terms being fixed. Our practice was to set the exercise price of new hire non-officer awards based upon the fair value of our stock on the employee’s hire date or the last day of the month of the employee’s first month of employment, whichever was lower. Because this determination was made at the end of the month of hire, the last day of the month of the employee’s first month of employment was determined to be the first date when the number of shares and the price of each grant were known with finality. Grants accounted for as being made before the last day of the month of the employee’s first month of employment, which represented options to purchase an aggregate of 1,214,550 shares, were accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

•

Stock option grants with insufficient or incomplete corporate approvals. We determined that for certain stock option grants the number of shares and the exercise price were not known with finality at the original measurement date. We determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained, including the finalization of the number of stock options allocated and the related exercise price. We adopted a methodology to remeasure these option grants to a revised measurement date, as described below, and accounted for these grants, which represented options to purchase an aggregate of 6,358,639 shares, as fixed awards under APB 25.

•

Stock option grants determined to have been cancelled and repriced. We determined that the terms of stock option grants to purchase an aggregate of 415,000 shares may have been communicated to employees and that those terms were subsequently modified. We concluded that such modifications constitute repricings and, therefore, these stock option grants should have been accounted for as variable awards for accounting purposes.

•

Accelerated vesting and other matters related to stock-based compensation. Accelerated vesting consists primarily of the acceleration of stock option vesting, with respect to options to purchase an aggregate of 341,174 shares, upon termination of a few employees prior to 2001, which resulted in stock-based compensation expense which had not been previously recorded. The other matters relate primarily to the impact of the capitalization in inventory of stock-based compensation in 2001 through 2005.

Payroll taxes, interest and penalties—In connection with the stock-based compensation adjustments, we determined that certain options previously classified as Incentive Stock Option, or ISO, grants were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes us to additional payroll related withholding taxes on the exercise of these Affected ISOs granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. The payroll tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed, and recognized as a reduction in the related functional expense category in our consolidated statements of income. The fluctuations in the restatement adjustments in the table above are the result of: (1) the timing of stock option exercises, and (2) the reversals of expenses previously recorded due to the expiration of statutes of limitations. The net tax liability at December 31, 2005 for this potential disqualification of ISO tax treatment for option awards totaled $1.1 million.

Management is considering possible ways to address the impact that Section 409A of the Internal Revenue Code may have as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement date. Section 409A imposes significant additional taxes to our employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004. The Internal Revenue Service has issued transition rules under Section 409A that allows for a correction, or cure, for options subject to Section 409A. We have allowed our current and former executive officers to amend their options to effect such a cure. We may offer the other holders of outstanding options the opportunity to effect a cure of all affected stock options. In connection with this cure, we may make cash bonus payments in an aggregate amount of up to $1.0 million in 2008 to our non-officer employees.

Other miscellaneous accounting adjustments—In addition to stock-based compensation charges, we recorded adjustments that occurred in the periods ended December 31, 2001 through the third quarter of 2005 that had not been previously reflected in our consolidated financial statements. These restatements relate primarily to a correction of our sales return reserve, which should have been reduced in 2001. In addition, we also corrected the period of charge for certain wafers used in engineering, corrected the expected life of tooling for depreciation purposes and recorded an unfunded post-employment health benefit obligation.

Further, we corrected the classification of the balance of auction rate securities (for which interest rates reset in less than 90 days, but for which the underlying maturity date is longer than 90 days), and callable securities (for which interest rates reset from 90 days to 1 year, but for which the underlying maturity date exceeds 1 year) from cash and cash equivalents or short-term investments to long-term investments, as of December 31, 2004 and 2003. We also corrected the consolidated statements of cash flows for the effects of the aforementioned restatements as well as to correct for the non-cash effects of property and equipment purchases recorded, but not yet paid for, at each period end.

Income tax benefit—We reviewed the income tax effect of the stock-based compensation charges, and we believe that the proper income tax accounting for U.S. stock options under generally accepted accounting principles depends, in part, on the tax distinction of the stock options as either ISOs or non-qualified stock options, or NSOs. Although some of the Affected ISOs were originally intended to be ISOs, we noted that, under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant. Because of the potential impact of the measurement date changes on the qualified status of Affected ISOs, we have determined that all Affected ISOs might not be qualified ISOs under the regulations, and therefore should be accounted for as if they were NSOs for income tax accounting purposes.

We have recorded a net income tax benefit of approximately $13.5 million in connection with the stock-based compensation related expense and other restatement adjustments during the period from fiscal year 1998 to September 30, 2005. This tax benefit has resulted in an increase of our deferred tax assets for all U.S. affected stock options prior to the exercise or forfeiture of the related options. We recorded no tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because we determined that we could not receive tax benefits outside of the U.S. Further, we limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or paid-in capital in the period of exercise or forfeiture.

Partially offsetting the income tax benefit on restatement adjustments described above, we also recorded an income tax expense of approximately $692,000 during fiscal year 2003 to correct for an error in the determination of the effect of a cost sharing arrangement with one of our subsidiaries. The correction of such error was originally recorded by us in the quarter ended June 30, 2005. Accordingly, the restatement also resulted in a reduction of the tax provision for the nine-month period ended September 30, 2005.

Further, we recorded restatements aggregating approximately $1.2 million to record additional indirect tax benefits resulting from the exercise of certain stock options in 2002 and 2003. Although these entries had no impact on our consolidated statements of income, they decreased income taxes payable and increased additional paid-in capital in our consolidated balance sheet as of January 1, 2004.

Our board of directors has ratified each of the options granted, and we intend to honor each stock option granted pursuant to the terms of the applicable stock option plan and stock option agreement.

Accounting Considerations—Stock-Based Compensation

We originally accounted for all employee, officer and director stock option grants as fixed grants under APB 25, using a measurement date of the recorded grant date. We issued all grants with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense.

As a result of the Special Committee findings, and our own further review of our stock option granting practices, we determined that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. In some instances, we were only able to locate sufficient evidence to identify the measurement date described in APB 25, the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a range of possible dates. As a result, we developed a methodology to establish the revised measurement date primarily by using communication dates as our estimate of the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known with finality. Using the methodology described below we concluded that it was appropriate to revise the measurement dates for these grants based upon our findings, and we refer to these revised measurement dates as the “Deemed Measurement Dates”. We calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the Deemed Measurement Dates of stock option awards determined to be “fixed” under APB 25 and the vesting provisions of the underlying options. We calculated the intrinsic value on the Deemed Measurement Date as the closing price of our common stock on such date as reported on the Nasdaq National Market, now the Nasdaq Global Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. We recognize these amounts as compensation expense over the vesting period of the underlying options (generally four years). We also determined that variable accounting treatment was appropriate under APB 25 for certain stock option grants to three officers for which evidence was obtained that the terms of the options may have been communicated to those officers and that those terms were subsequently modified (stock option grants cancelled and repriced). When variable accounting is applied to stock option grants, we remeasure, and report in our consolidated statement of income, the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.

The methodology we used to determine the Deemed Measurement Dates associated with prior stock option grants was as follows:

New Hire Non-Officer Employee Stock Options—We determined the Deemed Measurement Date for each of these grants to be the last day of the month of the employee’s first month of employment. Our practice was to set the exercise price of these awards at the end of the month of hire, and therefore we determined that the last day of the month of the employee’s first month of employment was the first date when the number of shares and the price of each grant were known with finality.

All Other Stock Options—We determined the Deemed Measurement Date for each stock option grant, other than grants of new hire non-officer employee options, to be the Approval Date for the stock option, provided the Approval Date criteria set forth below were met. If the criteria for use of the Approval Date were not met, then we used the Communication Date, as defined below, as the Deemed Measurement Date for the stock option.

•

“Approval Date”—The Approval Date was the date of approval set forth in executed minutes or a fully-executed consent of the board of directors, compensation committee or stock option committee documenting the grant of the stock option. However, we generally only used the Approval Date as the Deemed Measurement Date if both:

(1) there was documentary evidence that the allocation of the shares had been finalized, and the written consent, if applicable, was executed, on that date ; and

(2) the Communication Date for the stock option was within 30 days of the date of approval set forth in the documentary evidence.

•

“Communication Date”—We define the “Communication Date” as the date we determined the key terms of the option (both the number of shares and the exercise price) had initially been communicated to the optionee. In the absence of specific documentary evidence of initial communication, we generally determined the Communication Date to be the earliest of:

(1) the date the employee record of the grant of the stock option was added to the stock option database application, or the latest recordation date in the case of a group of grants, which we refer to as the “Record Add Date”;

(2) the optionee manual signature date on the stock option agreement, or the earliest optionee manual signature date in the case of a group of grants, which we refer to as the “Stock Option Agreement Date”; and

(3) for officers and directors, the date that a Form 3 or 4 was filed with the SEC with respect to the grant, which we refer to as the “Form 3/4 Date”.

However, we did not consider the Record Add Date in our determination if the Stock Option Agreement Date was more than 30 days after the Record Add Date in the case of individual grants and grants to groups of less than five, or more than 10 days after the Record Add Date in the case of grants to groups of five or more. We made the distinction regarding small and large groups because we would expect to see at least one agreement returned to us within 10 days with larger groups of optionees; but with small groups, the probability of seeing an agreement returned to us within 10 days was less likely.

When applying this methodology to groups of grants, we generally determined the Communication Date for the group to be the latest Record Add Date, the earliest Stock Option Agreement Date or Form 3/4 Dates, as we determined that, under our stock option grant process, the terms of stock options were communicated concurrently to each member of a group. We excluded a limited number of options, or “Outliers”, from the determination of the latest Record Add Date and the earliest Stock Option Agreement Date for a group of grants when, based upon available evidence, we considered the Outlier dates as not reliable as to the date that the terms of the stock option grants were communicated to the group. This methodology, and the determination of which stock option grants should be considered Outliers, as described above, involves judgment.

As stated above, using this methodology, we recorded an aggregate pre-tax charge for stock compensation related adjustments of $44.1 million relating to fiscal year 1998 to September 30, 2005. If we had consistently used either the latest Record Add Date or the earliest Stock Option Agreement Date as the revised measurement date for all stock option grants other than new hire non-officer employee options (and excluded Outliers, consistent with the application of our methodology), the aggregate pre-tax stock-based compensation charges relating to fiscal year 1998 through September 30, 2005 would have been $38.8 million using the latest Record Add Date, or $44.7 million using the earliest Stock Option Agreement Date Alternatively, for groups of grants, if we would have used the highest or lowest trading prices of our common stock between the last date of documentary evidence (which was otherwise deemed unreliable) before the revised measurement date and the revised measurement date, as a measurement date could have occurred on any date between those two dates, the aggregate pre-tax stock-based compensation charges relating to the same periods would have been $40.9 million if we had used the lowest price and $49.9 million if we had used the highest price.

Outside Director Automatic Stock Option Grants

Our 1997 Outside Directors Stock Option Plan provides for the automatic grant of stock options to our outside directors, such that the grants require no independent action of the Board or any committee of the Board. The Outside Directors Plan provides that each outside director is granted a stock option to purchase 30,000 shares of Power Integrations, Inc. common stock upon appointment as a member of the Board, and that each outside director is granted a stock option to purchase 10,000 shares of our common stock at each anniversary of the date of appointment or, in the case of outside directors appointed prior to our initial public offering, the anniversary date of the initial public offering. The exercise price of each stock option grant is the fair market value of a share of common stock on the date of grant.

We have determined that, as a result of administrative errors, a total of 16 grants representing options to purchase 180,000 shares under the Outside Directors Plan collectively to three of our outside directors were documented as having been made on dates other than as set forth in the Outside Directors Plan. We have corrected the documentation of these grants to reflect the correct dates and exercise prices, as automatically established under the Outside Directors Plan. Because these actions were corrections of administrative errors in the documentation, rather than changing any of the terms of the stock option grants as automatically granted, we determined that there was no accounting charge to be recognized in connection with these corrections, as the correct measurement date was the date of grant as automatically established by the Outside Directors Plan, and the exercise price was the fair market value of our common stock on the correct measurement date.

Subsequent to the correction of the documentation of these grants, the three outside directors have agreed to increase the exercise prices of certain of such grants to purchase 80,000 shares. Further, the only director who exercised a misdocumented grant has reimbursed us for the difference between the aggregate exercise price as misdocumented and as corrected. A more detailed description of the correction of the administrative errors in these grants is set forth in Item 9B. Other Information, in this Annual Report on Form 10-K.

Related Proceedings

Beginning on or about April 25, 2006, several derivative actions were filed against certain of our current and former directors and officers. These derivative lawsuits were filed in: (1) the United States District Court for the Northern District of California, including complaints by alleged shareholders Kimberly Quaco, Kathryn L. Champlin and Christopher Deboskey, and (2) the California Superior Court, Santa Clara County, including complaints by alleged shareholders Stanley Banko and Joan Campbell. The complaints allege that, among other things, the defendants breached their fiduciary duties by improperly backdating grants to our executives in violation of our shareholder-approved stock option plans and improperly recorded and accounted for those options, improperly took tax deductions based on the backdated stock options, and disseminated false financial statements that improperly recorded the backdated option grants. The complaints also assert unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. These cases are further discussed in note 9, “Legal Proceedings,” of the notes to consolidated financial statements.

On May 23, 2006, the U.S. Attorney's Office for the Northern District of California ("DOJ") issued a grand jury subpoena to us directing that we produce documents relating to the granting of stock options from 1995 through the present. On May 31, 2006, the staff of the Securities & Exchange Commission ("SEC") sent a letter to us directing us to take appropriate actions to preserve certain documents relating to our stock option practices. Since that time, the government has made a number of requests for us to voluntarily produce documents relating to, among other things, our stock option practices. In addition, the government has been conducting voluntary interviews of certain current and former officers and employees. We are cooperating fully with the SEC and the DOJ and intend to continue to do so.

On June 19, 2006, we received a demand letter pursuant to section 16(b) of the Securities Exchange Act of 1934 from an attorney purporting to represent an unnamed shareholder. The letter demands that we bring a lawsuit against certain of our current and former officers and directors to recover short-swing profits allegedly earned by the officers and directors in violation of section 16(b) when they allegedly acquired options to purchase our stock within six months of corresponding sales of our stock at higher prices. The letter states that if we do not take action against the individuals within 60 days, the unnamed shareholder will file a lawsuit.

We are unable to predict the outcome of the legal proceedings described above. If an adverse decision is reached against us in any of these proceedings, it could have a material adverse effect on our financial position or results of operations.

Effect on our Nasdaq Listing

Our common stock has been suspended from trading on The NASDAQ Stock Market for noncompliance with the Nasdaq listing requirements, and currently trades on the Pink Sheets under the symbol “POWI.PK”. Until we file all three of our Quarterly Reports on Form 10-Q for fiscal year 2006, and hold our 2005 annual meeting of stockholders, we will not regain compliance with the Nasdaq listing requirements. Even when we do regain compliance with the Nasdaq listing requirements, we will be required to reapply to have our common stock listed on the Nasdaq Global Market. The application process can be lengthy process, and there is no assurance that Nasdaq will relist our common stock.

Business Overview

We design, develop, manufacture and market proprietary, high-voltage analog ICs for use primarily in electronic power supplies, also known as switched-mode power supplies or switchers. Our ICs are used in AC-DC and DC-DC power supplies in a wide variety of electronic products, primarily in the consumer, communications, computer and industrial electronics markets. Accelerating the penetration of our ICs into this addressable market is our primary strategic objective.

Our ICs are purchased primarily by merchant power supply manufacturers who sell power supplies to OEMs, and, in some cases, by OEMs who design and build their own power supplies. (In 2005, approximately 60% of our sales to these end customers were made through distributors of electronic components.) Power supplies may be designed with our monolithic ICs, which combine a high-voltage transistor with low-voltage control circuitry, or with a number of competing alternatives. These alternatives include other monolithic and hybrid ICs, PWM controller ICs paired with discrete transistors, and legacy technologies that do not utilize ICs, such as line-frequency transformers and self-oscillating switchers using discrete components.

Our sales process involves significant effort to have our customers design their power supplies to include our ICs as components. Competition for these “design wins” at our end customers is intense, as the power-supply industry is extremely price-sensitive. We attempt to differentiate our offerings from competing alternatives through innovation aimed at helping our customers minimize the total cost of their power supplies while meeting the performance specifications demanded by their end customers. Much of this innovation is embodied in the features and functionality of our ICs, as well as in various power-supply-design techniques developed by us for use by our customers. Further, we attempt to minimize the cost of producing our ICs through continuous improvement of our proprietary manufacturing process as well as seeking other manufacturing efficiencies.

We employ a variety of methods for marketing and selling our products in an effort to accelerate the penetration of our addressable markets. We employ a staff of sales personnel and field applications engineers around the world, and have increased the size of this staff considerably over the past several years. In order to assist our customers in designing power supplies with our ICs, we offer a wide range of technical documentation as well as design-support tools and services. These include PI Expert design software, which we offer free of charge, and our transformer sample service. We also continue to introduce more advanced products that make our solutions more cost-effective and easier for designers to use.

We believe that the increasing importance of energy-efficiency as a design criterion for power supplies could help accelerate the rate of adoption of our technology by the power-supply industry, and represents an important opportunity for us to increase the penetration rate of our products. This trend is predominantly the result of the emergence of energy-efficiency standards that encourage, or in some cases mandate, the design of more energy-efficient electronic products. Power supplies built with legacy technologies such as line frequency transformers are often unable to meet such standards cost-effectively. Most notably, the California Energy Commission has introduced mandatory standards governing the energy efficiency of virtually all external power supplies; these standards are scheduled to take effect in 2007. Other U.S. states, as well as Australia, have adopted virtually identical mandatory standards scheduled to take effect in 2007 and 2008.

Our net revenues were $143.1 million, $136.7 million and $125.7 million in 2005, 2004 and 2003, respectively. The growth of revenue in each of these years reflects primarily the increased penetration of our products into our addressable market. However, we believe that our revenue growth in 2004 and 2005 was negatively impacted by unfair competition from products that we believe infringed several of our patents, and that in the absence of the infringing products, we would have grown our revenues more rapidly in each of those years. We have taken action against these allegedly infringing products by undertaking litigation against two of our competitors, Fairchild Semiconductor and System General Corp., as we have described in Part I, Item 3 of this Annual Report.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 69%, 71% and 76% of our net revenues for 2005, 2004 and 2003, respectively. Our two largest customers, both of which are distributors of electronic components, collectively accounted for 37%, 38% and 45% of our net revenues, respectively for the years 2005, 2004 and 2003. In 2005, 2004 and 2003, international sales comprised 93%, 92% and 93%, respectively, of our net revenues.

Our gross profit, defined as net revenues less cost of revenues, was $70.1 million, or 49.0% of net revenues, in 2005, compared to $64.8 million, or 47.4% of net revenues, in 2004 and $62.2 million, or 49.5% of net revenues, in 2003. Because our industry is intensely price-sensitive, our gross profit margin is subject to change based on the relative pricing of solutions that compete with ours. Also, because we purchase a large percentage of our wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would result in a corresponding change in our gross profit margin of approximately one percentage point.

In recent years we have employed a number of tactics in an effort to maintain or, when possible, improve our gross profit margin. These include reducing the cost of producing our ICs through the implementation of more advanced manufacturing processes, the migration of our testing operations to offshore sub-contractors, and the negotiation of more favorable prices from our suppliers. We also seek to increase the value of our products to our customers through the inclusion of more advanced features and functionality. Finally, we have made an effort to market our products to smaller, less price-sensitive customers. Through this combination of methods, we have generally succeeded in maintaining a relatively stable gross profit margin in the recent past. We expect this trend to continue in 2006, though the implementation of SFAS 123R (as described below in the section entitled “Recently Issued Accounting Pronouncements”) will have some negative impact on our gross margin.

Total operating expenses in 2005, 2004 and 2003 were $51.1 million, $39.5 million and $48.1 million, respectively. The increase in operating expenses in 2005 was driven largely by the cost of our patent litigation against Fairchild Semiconductor and System General Corp., by increases in headcount, and by higher stock-based compensation associated with certain stock option grants. For 2006, we expect our operating expenses to increase significantly due to the implementation of SFAS 123R, our internal investigation of our historical practices for granting stock options, the costs associated with the related restatement of our financial statements, and the cost associated with our ongoing patent litigation. We also expect increased expenses for research and development and sales and marketing due to the addition of headcount in those areas.

Our quarterly and annual operating results are volatile and difficult to predict. Our business is characterized by short-term orders and short customer lead times, and a high percentage of our revenue comes from “turns business,” or orders booked and shipped within the same period. Customers typically can cancel or reschedule orders without significant penalty. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. As a result, our quarterly and annual operating results may fluctuate significantly in the future.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those listed below. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

Our critical accounting policies are as follows:

•	revenue recognition;

•	stock-based compensation;

•	estimating sales returns and allowances;

•	estimating distributor pricing credits;

•	estimating allowance for doubtful accounts;

•	estimating write-downs for excess and obsolete inventory; and

•	income taxes.

Our critical accounting policies are both important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. A brief description of these critical accounting policies is set forth below. For more information regarding our accounting policies, see note 2 “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements.

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to our international OEMs and merchant power supply manufacturers from our facility in California are delivered at frontier, which is commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. Beginning in December 2005, shipping terms to our international OEMs and merchant power supply manufacturers shipped from our facility outside of the United States are EX Works (EXW), meaning title to the product transfers to our customer upon shipment from our foreign warehouse. Shipments to North American OEMs and merchant power supply manufacturers are FOB-point of origin, meaning that revenue is recognized upon shipment, which is when title is passed to the customer.

Historically, approximately 50% to 60% of our total sales have been made to distributors pursuant to agreements that allow certain rights of return on our products held by these distributors. As a result, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their customers. We determine the amounts to defer based on the level of actual inventory on hand at our distributors as well as inventory that is in transit to them. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the consolidated balance sheets.

Stock-based compensation

We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employee stock options rather than the alternative fair value method allowed for by SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that compensation expense relative to our employee stock options is measured based on the intrinsic value of stock options granted. For grants determined to be “fixed” under APB 25, we recognize compensation expense in our statement of income using the straight-line method over the vesting period based upon the difference between the exercise price of our employee stock option grants and the market price of the underlying common stock on the measurement date of the option. We do not recognize compensation expense in our consolidated income statement for fixed awards when the exercise price of our employee stock option grants equals the market price of the underlying common stock on the measurement date of the option. The measurement date is the date when the number of shares and exercise price are known with finality. For grants determined to be “variable” under APB 25, we remeasure, and report in our statement of income, the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As a result of the application of APB 25 and restatement of our consolidated financial statements, as described in “Restatement of Consolidated Financial Statements” above, we have incurred pre-tax stock-based compensation expense of $3.1 million, $1.3 million and $9.9 million, in 2005, 2004 and 2003, respectively. See the explanatory note on page 1 of this Form 10-K, “Restatement of Consolidated Financial Statements” in Part II, Item 7, and note 3, “Restatement of Consolidated Financial Statements,” of the notes to consolidated financial statements.

Estimating sales returns and allowances

Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve, and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products. This reserve represents a reserve of the gross margin on estimated future returns and is reflected as a reduction to accounts receivable in the consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue equal to the expected customer credit memo and a corresponding credit is made to cost of revenues equal to the estimated cost of the product to be returned. The net difference, or gross margin, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our future net revenues and cost of revenues could be adversely affected.

Estimating distributor pricing credits

Historically, approximately 50% to 60% of our total sales have been made to distributors. Frequently, distributors need a cost lower than the standard distribution price to win business. In these circumstances, the distributor submits a request to us for a lower “sell-in” price on a specific end-customer transaction or a series of transactions. After the distributor ships product to its customer under an approved transaction, the distributor submits a “ship & debit” claim to us to adjust its cost from the standard price to the approved lower price. After verification by us, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the adequacy of our reserves, we analyze historical ship and debit amounts and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

From time to time we reduce our distribution list prices. We give our distributors protection against these price declines in the form of credits on products they hold in inventory. These credits are referred to as “price protection.” Since we do not recognize revenue until the distributor sells the product to its customers, we generally do not need to provide reserves for price protection. However, in rare instances we must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, we will maintain a reserve for these credits that appears as a reduction to accounts receivable in our consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. We analyze distribution price declines and levels of inventory in the distributor channels in determining the reserve levels required. If our reserves are not adequate, our net revenues could be adversely affected.

Estimating allowance for doubtful accounts

We maintain an allowance for losses we may incur as a result of our customers’ inability to make required payments. Any increase in the allowance for doubtful accounts results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and in evaluating the adequacy of the allowance each quarter, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers deteriorates, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers’ inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

Estimating write-downs for excess and obsolete inventory

When evaluating the adequacy of our valuation adjustments for excess and obsolete inventory, we identify excess and obsolete products and also analyze historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs. This write-down is reflected as a reduction to inventory in the consolidated balance sheets, and an increase in cost of revenues. If actual market conditions are less favorable than our assumptions, we may be required to take additional write-downs, which could adversely impact our cost of revenues and operating results.

Income taxes

We recognize Federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize Federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry-forwards, and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. We limit the deferred tax assets recognized related to certain of our highly-paid officers to amounts that we estimate will be deductible in future periods based upon the provisions of the Internal Revenue Code Section 162(m). As of December 31, 2005, no valuation allowance had been recorded. We believe it is more likely than not that forecasted income will be sufficient to fully recover our deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, a valuation allowance would be recorded in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

Results of Operations

The following table sets forth certain operating data in dollars, as a percentage of total net revenues and increase (decrease) over prior periods for the periods indicated (in thousands).

	Year Ended December 31
	Amount		Percent of Net Revenues				Increase (Decrease)
	2005	2004	2003	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
		As Restated (1)	As Restated (1)		As Restated (1)	As Restated (1)		As Restated (1)
Total net revenues	$143,071	$136,653	$125,682	100.0%	100.0%	100.0%	$6,418	$10,971
Cost of revenues	72,979	71,856	63,496	51.0	52.6	50.5	1,123	8,360

Gross profit	70,092	64,797	62,186	49.0	47.4	49.5	5,295	2,611

Operating expenses:
Research and development	17,111	15,440	20,107	12.0	11.3	16.0	1,671	(4,667)
Sales and marketing	18,314	16,070	17,166	12.8	11.8	13.7	2,244	(1,096)
General and administrative	15,665	7,969	10,868	10.9	5.8	8.6	7,696	(2,899)

Total operating expenses	51,090	39,479	48,141	35.7	28.9	38.3	11,611	(8,662)

Income from operations	19,002	25,318	14,045	13.3	18.5	11.2	(6,316)	11,273
Total other income	3,149	1,320	903	2.2	1.0	0.7	1,829	417

Income before provision for income taxes	22,151	26,638	14,948	15.5	19.5	11.9	(4,487)	11,690
Provision for income taxes	6,453	6,138	3,511	4.5	4.5	2.8	315	2,627

Net income	$15,698	$20,500	$11,437	11.0%	15.0%	9.1%	$(4,802)	$9,063

(1)	See note 3, “Restatement of Consolidated Financial Statements,” of the notes to consolidated financial statements for information on our restatement.

Comparison of Years Ended December 31, 2005 and 2004

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties. Net revenues increased 4.7% to $143.1 million in 2005 compared to $136.7 million in 2004, driven primarily by increased penetration of our products into our end markets. The increase was driven primarily by increased penetration in the industrial market, including such applications as utility meters, external adapters, uninterruptible power supplies and lighting applications. The increase also resulted from increased penetration in the computer market, including applications such as personal digital assistants, LCD monitors and other computer peripherals. Revenues from our other two major end markets, consumer and communications, did not contribute to our growth in 2005 compared to 2004.

Our revenue growth in 2005 was primarily driven by increased sales of our TinySwitch-II, TOPSwitch-GX and LinkSwitch product families, partially offset by lower revenues from legacy products that are generally no longer available for use in new power supply designs.

In the twelve months ended December 31, 2005, our net revenue included an adjustment to deferred income on sales to distributors as a result of a change in estimate, which increased our net revenue by approximately $1.1 million, and increased our net income after tax by approximately $0.4 million, or $0.01 per diluted share.

Our net revenue mix by product family and by the end markets that we serve in 2005 and 2004 are as follows:

	Year Ended December 31,
Product Family	2005	2004
TinySwitch-I and -II	57%	54%
TopSwitch-FX and -GX	27%	28%
TopSwitch-I and -II	11%	15%
LinkSwitch and DPA-Switch	5%	3%

	Year Ended December 31,
End Market	2005	2004
Consumer	30%	33%
Communication	29%	31%
Computer	23%	22%
Industrial	11%	8%
Other	7%	6%

International revenues were $133.6 million in 2005 compared to $125.8 million in 2004, representing approximately 93% and 92% of net revenues in those respective periods. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region were 79% and 78% of our net revenues for 2005 and 2004, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Net product revenues for 2005 were divided 60% to distributors and 40% to OEMs and merchant power supply manufacturers, compared to 56% to distributors and 44% to OEMs and merchant power supply manufacturers in 2004. In 2005, two customers, both of whom are distributors, accounted for approximately 19% and 18% of net revenues. In April 2006, we terminated our distributor relationship with our distributor that accounted for 18% of net revenues in 2005. We have replaced this terminated relationship with other distribution relationships, and therefore do not believe that the termination of this distributor relationship will have a material impact to our business. In 2004 the same two customers each accounted for approximately 19% of net revenues each.

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

Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with product testing performed in our own facility, and testing of packaged components performed by sub-contractors. Gross profit was $70.1 million, or 49.0% of net revenues, in 2005, compared to $64.8 million, or 47.4% of net revenues, in 2004. The increase in our gross margin percentage was due primarily to cost reductions, mainly in the areas of wafer prices and product improvements. We expect our gross margin to improve in 2006 as a result of further cost reductions, a more favorable pricing environment for our products, and increased penetration into smaller, less price-sensitive customers. We expect these factors to be partially offset by stock-based compensation costs related to the implementation of SFAS No. 123R in the first quarter of 2006.

Research and development expenses. Research and development expenses (R&D expenses) consist primarily of employee-related expenses (including stock-based compensation) and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. R&D expenses were $17.1 million, or 12.0% of net revenues in 2005, compared to $15.4 million, or 11.3% of net revenues, in 2004. The increase was due primarily to higher stock-based compensation expenses driven by the remeasurement of certain stock option grants. Total stock-based compensation and related expenses included in R&D expenses for 2005 was $0.9 million, compared to a benefit of $(0.8) million in 2004. This increase was primarily the result of fluctuations in the value of certain stock options for which variable accounting applies. The value of stock option grants subject to variable accounting varies significantly as a result of changes in the market value of our common stock; see note 3 of the notes to consolidated financial statements for a further explanation. We expect research and development expenses to increase in 2006, primarily as a result of our implementation of SFAS No. 123R in the first quarter of 2006.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation), commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses were $18.3 million, or 12.8% of net revenues, in 2005, compared to $16.1 million, or approximately 11.8% of net revenues, in 2004. The increase was primarily due to an increase in headcount in sales and field applications engineering, as we have expanded our sales staff. We expect sales and marketing expenses to increase in 2006 due to growth in marketing and sales headcount as well as advertising and marketing collateral associated with the launch of several new products in 2006. We also expect our sales and marketing expenses to increase due to the implementation of SFAS No. 123R in the first quarter of 2006.

General and administrative expenses. General and administrative expenses (G&A expenses) consist primarily of employee-related expenses, including stock-based compensation, for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. G&A expenses were $15.7 million, or 10.9% of net revenues, in 2005, compared to $8.0 million, or 5.8% of net revenues, in 2004. The increase was due primarily to an increase in legal fees for patent litigation, higher stock-based compensation expense and higher headcount. Expenses associated with our patent-infringement litigation against Fairchild Semiconductor and System General Corporation, as described in Part I, Item 3 Legal Proceedings, were $5.5 million in 2005 and $400,000 in 2004. Stock-based compensation for 2005 increased to $1.1 million in 2005 compared to a benefit of $(0.1) million in 2004, primarily as a result of fluctuations in the value of certain stock options for which variable accounting applies. We expect G&A expenses to increase in 2006 due to the implementation of SFAS No. 123R in the first quarter of 2006, the costs of our continuing patent litigation, and the costs associated with our internal investigation into our historical stock option granting practices and the related restatement of our financial statements.

Total other income. In 2005, total other income was $3.1 million, an increase of $1.8 million over the prior year. Interest income, which consists primarily of income earned on short-term and long-term investments, grew primarily due to an increase in our average interest rate from 2.4% at December 31, 2004 to 4.1% at December 31, 2005.

Provision for income taxes. Provision for income taxes for 2005 and 2004 represents Federal, state and foreign taxes. The provision for income taxes was $6.5 million for 2005 compared to $6.1 million for 2004. Our effective tax rate for 2005 was approximately 29% compared to approximately 23% in 2004. The increase in the effective tax rate in 2005 compared to 2004 was primarily due to a change in our estimates of profitability in foreign jurisdictions.

Comparison of Years Ended December 31, 2004 and 2003

Net revenues. Net revenues were $136.7 million in 2004, an increase of 8.7% compared to $125.7 million in 2003. The increase in our revenues was driven primarily by increased penetration of our ICs into our addressable markets, particularly the consumer and industrial markets. The increase in consumer revenues were driven primarily by an increase in sales of our products for home appliances, set-top boxes and DVD players. Revenues from the industrial market grew as we increased our penetration in a variety of applications, including control and metering applications as well as uninterruptible power supplies. Revenues from the computer market contributed modestly to our growth, while communications revenues declined driven primarily by lower revenues related to cellphone chargers. In particular, this decrease was a result of our loss of a portion of Samsung’s cellphone charger business.

Our net revenue mix by product family and by the end markets that we serve in 2004 and 2003 are as follows:

	Year Ended December 31,
Product Family	2004	2003
TinySwitch-I and -II	54%	51%
TopSwitch-FX and -GX	28%	27%
TopSwitch-I and -II	15%	20%
LinkSwitch and DPA-Switch	3%	2%

	Year Ended December 31,
End Market	2004	2003
Consumer	33%	28%
Communication	31%	36%
Computer	22%	22%
Industrial	8%	8%
Other	6%	6%

Our revenue growth in 2004 was driven primarily by higher sales of our TinySwitch-II and TOPSwitch-GX products, partially offset by lower sales from legacy products such as TOPSwitch-I and -II.

International revenues were $125.8 million in 2004 compared to $117.4 million in 2003, representing approximately 92% and 93% of net revenues in those respective periods. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured in Asia. Sales to this region were 78% and 81% of our net revenues for 2004 and 2003, respectively.

Direct revenues for 2004 were divided 56% to distributors and 44% to OEMs and merchant power supply manufacturers, compared to 61% to distributors and 39% to OEMs and merchant power supply manufacturers for 2003. In 2004, two customers, both of whom are distributors, each accounted for approximately 19% of net revenues. In 2003, the same two customers accounted for approximately 25% and 20% of net revenues.

Gross profit. Gross profit was $64.8 million, or 47.4% of net revenues, in 2004, compared to $62.2 million, or 49.5% of net revenues, in 2003. The decline in gross margin was due primarily to higher wafer costs caused by the strengthening of the Japanese yen compared to the dollar.

Research and development expenses. Research and development expenses (R&D expenses) were $15.4 million, or 11.3% of net revenues, in 2004, compared to $20.1 million, or 16.0% of net revenues, in 2003. The decrease in R&D expenses was primarily due to lower stock-based compensation expenses due to the remeasurement of certain stock option grants. Total stock-based compensation expense for 2004 was a benefit of $(0.8) million compared to an expense of $3.7 million in 2003. The decrease was primarily due to the cancellation of certain fixed option grants in 2004, certain grants becoming fully vested in early 2004 and throughout 2003, the revaluation of certain stock options subject to variable accounting, and payroll-tax reversals on stock-based compensation due to the expiration of a statute of limitations in 2004.

Sales and marketing expenses. Sales and marketing expenses were $16.1 million, or 11.8% of net revenues, in 2004, compared to $17.2 million, or 13.7% of net revenues, in 2003. The decrease in sales and marketing expenses was primarily due to lower stock-based compensation expense due to the remeasurement of certain stock option grants. Total stock-based compensation expense for 2004 was $0.8 million compared to $1.7 million in 2003. The decrease was primarily due to the cancellation of certain fixed option grants and due to certain option grants becoming fully vested in early 2004 and throughout 2003 (and therefore generating lower expenses in 2004).

General and administrative expenses. General and administrative expenses (G&A expenses) were $8.0 million, or 5.8% of net revenues, in 2004, compared to $10.9 million, or 8.6% of net revenues, in 2003. The decrease in G&A expenses was primarily to due to a decrease in stock-based compensation expenses. Total stock-based compensation expense for 2004 was a benefit of $(0.1) million compared to an expense of $4.0 million in 2003. The decrease was primarily due to the cancellation of certain fixed option grants, certain grants becoming fully vested in early 2004 and throughout 2003, and the revaluation of option grants subject to variable accounting. The decrease was partially offset by an increase in consulting and auditing expenses and other costs related to compliance activities resulting from the Sarbanes-Oxley Act of 2002.

Total other income. Total other income was $1.3 million in 2004 and $0.9 million in 2003. The increase was due primarily to increases in cash and investments and slightly higher interest rates. The increase was also partially due to the reversal in 2004 of interest expense recorded in prior periods related to payroll tax on stock-based compensation. The reversal was due to the expiration of the statute of limitations.

Provision for income taxes. Provision for income taxes for 2004 and 2003 represents Federal, state and foreign taxes. The provision for income taxes was $6.1 million for 2004 compared to $3.5 million for 2003. Our effective tax rate for 2004 and 2003 was approximately 23%. The difference between the statutory rate of 35% and our effective tax rate for 2004 and 2003 was due primarily to the beneficial impact of lower income tax rates on international sales, Federal tax-exempt investments, and in 2004, a benefit of $1.1 million resulting from a reduction in our estimated income-tax liabilities due to the favorable conclusion of certain tax contingencies.

Liquidity and Capital Resources

Since our initial public offering of common stock in December 1997, our principal source of funding has been cash from our operations.

As of December 31, 2005, we had approximately $130.5 million in cash, cash equivalents, short-term and long-term investments. In addition, under a revolving line of credit agreement with Union Bank of California, which expired on October 1, 2006, we could borrow up to $10.0 million. A portion of this credit line was used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita prior to their shipment of silicon wafers to us. We have also provided letters of credit to our workers compensation insurance carrier as part of our insurance program. As of December 31, 2005, there were outstanding letters of credit totaling approximately $641,000. The balance of this credit line was unused and available at December 31, 2005. On October 26, 2006, we entered into a security agreement with the Union Bank of California, whereby we agreed to maintain $1.3 million in an interest bearing certificate of deposit with the bank. The purpose of this agreement is to secure commercial letters of credit and standby letters of credit up to the deposit amount. This agreement remains in effect until cancellation of our letters of credit. As of December 31, 2005, we had no outstanding capital equipment leases.

As of December 31, 2005, 2004 and 2003 we had working capital, defined as current assets less current liabilities, of approximately $132.8 million, $127.4 million and $115.5 million, respectively. Our operating activities generated cash of $36.0 million, $30.1 million and $21.8 million in the years ended December 31, 2005, 2004 and 2003, respectively. Cash provided by operating activities in the year ended December 31, 2005 was principally the result of net income of $15.7 million, depreciation and amortization of $6.3 million, a decrease in inventories of $7.5 million due to decreased purchases of raw material components, and an increase in taxes payable and other accrued liabilities of $5.2 million, primarily due to an increase in income taxes related to lower income in lower tax rate foreign jurisdictions. Cash provided by operating activities in the year ended

December 31, 2004 was principally the result of net income in the amount of $20.5 million, depreciation and amortization of $6.9 million and tax benefits associated with employee stock option exercises of $2.1 million. Cash provided by operating activities in the year ended December 31, 2003 was principally the result of net income in the amount of $11.4 million, depreciation and amortization of $6.8 million and stock-based compensation expense of $9.9 million, which resulted from the remeasurement of certain stock option grants, as discussed in this Annual Report. Cash provided by operating activities was partially offset by an increase in inventories totaling $8.1 million. This increase was partially the result of lower-than-expected sales in late 2003 following our loss of a portion of the cellphone-charger business at a major customer.

Our investing activities for the year ended December 31, 2005 resulted in a $7.8 million use of cash, which was driven primarily by the issuance of a $10.0 million promissory note to a supplier, as described in note 11 of our consolidated financial statements, purchases of property and equipment totaling $3.2 million and the acquisition of technology for $1.1 million. These uses of cash were offset in part by net proceeds of $6.5 million from short-term and long-term investments. Investing activities for the year ended December 31, 2004, resulted in a $12.0 million use of cash, driven by purchases of property and equipment totaling $6.4 million, net purchases of investments of $3.9 million, and the acquisition of technology for $1.7 million. Investing activities for the year ended December 31, 2003, resulted in a $30.6 million use of cash, driven by purchases of property and equipment totaling $37.8 million, including the purchase of our San Jose headquarters facilities for approximately $30 million, and the acquisition of technology for $1.4 million, offset in part by net proceeds of $8.6 million of short term and long term investments.

Our financing activities in 2005 resulted in a net use of cash totaling $25.8 million. We used $33.7 million, for the repurchase of approximately 1.7 million shares of our common stock, including fees and commissions. This use of cash was partially offset by receipts of $7.9 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan. In 2004 our financing activities resulted in a net use of cash totaling $2.7 million. We used $11.8 million for the repurchase of 590,000 shares of our common stock, including fees and commissions. This use of cash was largely offset by receipts of $9.1 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan. In 2003 our financing activities consisted almost exclusively of receipts of $23.6 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan.

On October 20, 2004, we announced that our board of directors had authorized the repurchase of up to $40.0 million of our common stock. From inception of the stock repurchase program in October 2004 through June 30, 2005, we repurchased 2,033,270 shares for approximately $40.0 million. On October 19, 2005, we announced that our board of directors had authorized a second stock repurchase program of up to $25.0 million of our common stock. From inception of the second stock repurchase plan through December 31, 2005, we had purchased a total of 249,500 shares for a total of approximately $5.3 million.

During 2005, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate in future periods as a result of a decrease in customer demand or pricing pressures from our customers or our competitors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2005 and 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2005, we had the following contractual obligations and commitments (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Purchase obligations	$7,919	$7,919	$—	$—	$—
Operating lease obligations	1,136	433	651	52	—

Total	$9,055	$8,352	$651	$52	$—

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position (FSP) No. 109-1 (FAS 109-1), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the AJCA). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement of Financial Accounting Standards SFAS No. 109. We will not be repatriating foreign earnings for the purpose of applying SFAS No. 109, and therefore the act will not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS 123(R)), which replaces SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. The pro forma disclosures previously permitted under SFAS 123 no longer will be permitted. In March 2005, the SEC also issued Staff Accounting Bulletin 107 (SAB 107), Share-Based Payment, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. We are required to adopt SFAS 123(R), beginning January 1, 2006. We have elected to use the modified-prospective method to transition to FAS 123(R). Under this method compensation expense shall be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R). We expect to use the Black-Scholes valuation approach to determine fair value and to recognize the corresponding expense using the single option approach. Further we expect that the adoption of SFAS 123(R) will have a material impact on our consolidated results of operations and earnings per share.

In March 2005, the FASB issued FSP No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 became applicable for us in the quarter ended June 30, 2005. FSP 46(R) had no impact on our consolidated results of operations and financial condition as of December 31, 2005.

In March 2005, the FASB issued FASB interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We have adopted FIN 47 in the current year, and the adoption of this standard did not have a material impact on our consolidated results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) that replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154

provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. We have adopted this pronouncement as of January 1, 2006 for error corrections made on or after the date of adoption, and additional disclosures are included in note 3 of notes to the consolidated financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be adopted by us in the first quarter of fiscal 2006, and such adoption is not anticipated to have a material effect on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for us beginning in the first quarter of 2007. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In July 2006, the FASB issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation) (EITF 06-3). The adoption of EITF 06-3 did not have an impact on our consolidated financial position and results of operations. Our accounting policy has been to present the above-mentioned taxes on a net basis, excluded from revenues.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal year 2007. We currently do not believe that the adoption of SAB 108 will have a material impact on our consolidated financial position and results of operation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently in the process of evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial position and results of operation.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of SFAS 158 require an employer with publicly traded equity securities to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We do not believe that the adoption of the provisions of SFAS No. 158 will materially impact our consolidated financial position and results of operation.

Selected Quarterly Results of Operations

The following tables set forth certain data from our consolidated statements of income for each of the quarters in the years ended December 31, 2005 and 2004 as well as the percentage of our net revenues represented by each item. This information has been derived from our restated unaudited consolidated financial statements. See note 12 and note 3, “Selected Quarterly Information” and “Restatement of Consolidated Financial Statements,” respectively, of the notes to consolidated financial statements for information on our restatement. We will not be amending our previously filed Quarterly Reports on Form 10-Q; however, we are including in this Form 10-K comparative information reflecting the restatement for the three quarters ended March 31, June 30, and September 30, 2005 and the four quarters in the year ended December 31, 2004.

The unaudited quarterly consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments that we consider necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any subsequent period or for the entire fiscal year.

	Three Months Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
		As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
	(unaudited)
	(in thousands, except per share data)
Net revenues	$37,875	$36,543	$34,241	$34,412	$33,598	$32,946	$35,944	$34,165
Cost of revenues	18,984	18,487	17,616	17,892	17,478	17,238	19,520	17,620

Gross profit	18,891	18,056	16,625	16,520	16,120	15,708	16,424	16,545

Operating expenses:
Research and development	4,358	4,273	4,141	4,339	4,104	3,931	3,237	4,168
Sales and marketing	5,125	4,573	4,403	4,213	4,014	3,634	3,992	4,430
General and administrative	5,134	4,248	3,180	3,103	2,290	2,241	1,858	1,580

Total operating expenses	14,617	13,094	11,724	11,655	10,408	9,806	9,087	10,178

Income from operations	4,274	4,962	4,901	4,865	5,712	5,902	7,337	6,367
Total other income.	791	924	797	637	310	326	453	231

Income before provision for income taxes.	5,065	5,886	5,698	5,502	6,022	6,228	7,790	6,598
Provision for income taxes.	3,719	616	660	1,458	2,081	457	1,967	1,633

Net income	$1,346	$5,270	$5,038	$4,044	$3,941	$5,771	$5,823	$4,965

Earnings per share
Basic	$0.05	$0.18	$0.17	$0.14	$0.13	$0.19	$0.19	$0.16
Diluted	$0.04	$0.17	$0.16	$0.13	$0.12	$0.18	$0.18	$0.15
Shares used in per share calculation
Basic	29,460	29,478	29,423	29,919	30,886	30,912	30,785	30,622
Diluted	30,760	30,849	30,835	30,966	31,934	31,972	32,372	32,481

	Percentage of Total Net Revenues
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
		As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.1	50.6	51.4	52.0	52.0	52.3	54.3	51.6

Gross profit	49.9	49.4	48.6	48.0	48.0	47.7	45.7	48.4

Operating expenses:
Research and development	11.5	11.7	12.1	12.6	12.2	12.0	9.0	12.2
Sales and marketing	13.5	12.5	12.9	12.3	12.0	11.0	11.1	13.0
General and administrative	13.6	11.6	9.3	9.0	6.8	6.8	5.2	4.6

Total operating expenses	38.6	35.8	34.3	33.9	31.0	29.8	25.3	29.8

Income from operations	11.3	13.6	14.3	14.1	17.0	17.9	20.4	18.6
Total other income	2.1	2.5	2.3	1.9	0.9	1.0	1.3	0.7

Income before provision for income taxes	13.4	16.1	16.6	16.0	17.9	18.9	21.7	19.3
Provision for income taxes	9.8	1.7	1.9	4.2	6.2	1.4	5.5	4.8

Net income.	3.6%	14.4%	14.7%	11.8%	11.7%	17.5%	16.2%	14.5%

(1)	See note 12 and note 3, “Selected Quarterly Information” and “Restatement of Consolidated Financial Statements,” respectively, of the notes to consolidated financial statements for a detailed analysis of our quarterly comparisons and for information on our restatement.

Comparison of the Three Months Ended March 31, 2005 and 2004

Net revenues. Net revenues for the three months ended March 31, 2005 were $34.4 million, an increase of 0.7% compared to $34.2 million in the three months ended March 31, 2004. The increase was primarily the result of a change to our method of calculating deferred income on sales to distributors, which caused us to recognize $1.1 million dollars in previously deferred revenue during the three months ended March 31, 2005. The amount of deferred revenue was not material to any of the individual prior periods in which it was earned. The impact of this adjustment was largely offset by lower sales into the communications end market, primarily for cellphone chargers.

Our net revenue mix by product family and by the end markets that we serve are as follows:

Revenue mix by product family for the three months ended March 31, 2005 compared to the three months ended March 31, 2004:

Product Family	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
TinySwitch-I and -II	56%	53%
TopSwitch-FX and -GX	27%	27%
TopSwitch-I and -II	13%	17%
LinkSwitch and DPA -Switch	4%	3%

Approximate revenue mix by end markets served for the three months ended March 31, 2005 compared to the three months ended March 31, 2004:

End Market	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Consumer	31%	31%
Communication	30%	35%
Computer	24%	18%
Industrial	9%	10%
Other	6%	6%

International revenues, which are based on “ship to” customer locations, were $32.2 million in the first quarter of 2005 compared to $31.4 million for the same period in 2004, an increase of approximately $800,000. International revenues in the first quarter of 2005 represented 94% of net revenues compared to 92% in the comparable period of 2004. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. Sales to this region were 79% and 77% of our net revenues for the three months ended March 31, 2005 and 2004, respectively.

Net product revenues for the first quarter of 2005 were 58% from distributors and 42% from original equipment manufacturers (OEMs) and power supply merchants, compared to 56% to distributors and 44% to OEMs and power supply merchants for the first quarter of 2004. In the three months ended March 31, 2005, two separate customers, both of whom are distributors, accounted for approximately 19% and 16% of net revenues. In the three months ended March 31, 2004, the same two distributors accounted for approximately 22% and 15% of net revenues, and one other customer, an OEM, accounted for approximately 13% of net revenues.

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

Gross profit. Gross profit was $16.5 million, or 48.0% of net revenues, for the three months ended March 31, 2005, and $16.5 million, or 48.4% of net revenues, for the three months ended March 31, 2004. The impact of declining average selling prices was largely offset by reduced unit costs resulting from our implementation of an improved process technology and from lower test costs resulting from test-time improvements and the ongoing migration of our testing operations to overseas sub-contractors. During the three months ended March 31, 2005 we recognized $0.6 million in previously deferred costs and $0.4 million in previously deferred gross profit as a result of the change in our method for calculating deferred income on sales to distributors.

Research and development expenses. Research and development expenses for the first quarter of 2005 were $4.3 million, or 12.6% of net revenues, compared to $4.2 million, or 12.2% of net revenues, for the same period in 2004.

Sales and marketing expenses. Sales and marketing expenses were $4.2 million, or 12.3% of net revenues, for the first quarter of 2005, compared to $4.4 million, or 13.0% of net revenues for the same period in 2004.

General and administrative expenses. For the quarter ended March 31, 2005, general and administrative expenses were $3.1 million or 9.0%, of our net revenues, compared to $1.6 million, or 4.6% of net revenues for the same period in 2004. The increase was due primarily to increased professional services fees incurred in our efforts to comply with the requirements of the Sarbanes-Oxley Act, as well as legal fees related to our patent-infringement lawsuits against System General Corporation and Fairchild Semiconductor, and stock-based compensation expense due to the remeasurement of certain stock option awards for which variable accounting applies.

Other income, net. Other income, net, for the first quarter of 2005 was $0.6 million compared to $0.2 million for the same period in 2004. The increase of $406,000 was primarily from increased interest income due to higher interest rates. The weighted average interest rate for our investment portfolio in the three months ended March 31, 2005 was 2.82% compared to 1.41% for the same period in 2004.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes was $1.5 million for the quarter ended March 31, 2005 compared to $1.6 million for the quarter ended March 31, 2004. Our estimated effective tax rate used for the three months ended March 31, 2005 and 2004 was 26% and 25% respectively. The difference between the statutory rate of 35% and our effective tax rate for the quarter ended March 31, 2005 and 2004 was due primarily to the favorable effects of research and development tax credits and international revenues subject to lower tax rates.

Liquidity and Capital Resources

As of March 31, 2005, we had approximately $122.7 million in cash, cash equivalents and short-term and long-term investments, a decrease of approximately $11.9 million from December 31, 2004. We had working capital, defined as current assets less current liabilities, of approximately $125.5 million, a decrease of approximately $1.9 million from December 31, 2004.

In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line was used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita, prior to the shipment of wafers to us. We also provide letters of credit to our workers compensation insurance carrier as part of our insurance program. As of March 31, 2005, there were outstanding letters of credit totaling approximately $2.3 million. The balance of this credit line was unused and available as of March 31, 2005. Refer to the year-over-year liquidity section of this MD&A for more information on our line of credit.

Our operating activities generated cash of $6.5 million and $4.6 million in the three months ended March 31, 2005 and 2004, respectively. Cash generated in the first three months of 2005 was principally the result of net income in the amount of $4.0 million, depreciation and amortization of $1.7 million, a decrease in accounts receivable, and prepaid expenses and other current assets of $2.0 million and $1.2 million respectively, partially offset by an increase in inventory of $1.4 million and a decrease in accounts payable of $1.2 million. Cash generated in the first three months of 2004 was principally the result of net income in the amount of $5.0 million, depreciation and amortization of $1.8 million, a decrease in inventory of $1.8 million, partially offset by an increase in accounts receivable of $3.1 million, taxes payable and other accrued liabilities of $1.4 million, and a decrease in accounts payable of $1.7 million.

Our investing activities for the three months ended March 31, 2005 generated cash of $7.8 million. Our investing activities consisted of net proceeds from maturities of investments of $8.5 million and purchases of property and equipment of $0.6 million. Our investing activities for the three months ended March 31, 2004 resulted in $6.9 million use of cash. Our investing activities consisted primarily of a $6.1 million net purchase of investments, and purchases of property and equipment of $0.8 million.

Our financing activities for the three months ended March 31, 2005 was a use of $17.8 million of cash, which included the use of $20.2 million for the repurchase of approximately 1.1 million shares of our common stock, and receipts of $2.5 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan. Our cash provided by financing activities in the three months ended March 31, 2004 was $4.4 million, which was primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $4.4 million. On October 20, 2004, we announced that our board of directors had authorized the repurchase of up to $40.0 million of our common stock. From the inception of the stock repurchase program in 2004 to March 31, 2005, a total of 1,660,000 shares were repurchased for approximately $31.9 million. We repurchased approximately 1.1 million shares for approximately $20.2 million during the three months ended March 31, 2005.

Comparison of the Three Months Ended June 30, 2005 and 2004

Net revenues. Net revenues for the three months ended June 30, 2005 were $34.2 million, a decrease of 4.7% compared to $35.9 million for the three months ended June 30, 2004. The decrease was the result of lower revenues from the communications, consumer and computer markets, partially offset by higher revenues from the industrial market. Higher sales of our TinySwitch-II and TOPSwitch-GX products were more than offset by lower sales from legacy products such as TOPSwitch-I and -II.

Our results for the quarter ended June 30, 2005 have been restated to reflect an adjustment to our reserve for sales returns. This adjustment decreased net revenues by $1.1 million compared to the results previously reported; refer to note 12 of the notes to consolidated financial statements for a detailed analysis of our quarterly comparisons related to our restatement.

Revenue mix by product family for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, was as follows:

Product Family	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
TinySwitch-I and -II	58%	52%
TopSwitch-FX and -GX	27%	28%
TopSwitch-I and -II	12%	17%
LinkSwitch and DPA-Switch	3%	3%

Approximate revenue mix by end markets served for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, was as follows:

End Market	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Consumer	32%	34%
Communication	30%	31%
Computer	21%	21%
Industrial	10%	8%
Other	7%	6%

International revenues were $32.5 million in the second quarter of 2005 compared to $33.2 million for the same period in 2004, a decrease of $0.7 million, or approximately 2%. International sales represented 94.9% of net revenues compared to 92.3% in the three months ended June 30, 2005 and 2004, respectively. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. Sales to this region were 79% and 77% of our net revenues for the three months ended June 30, 2005 and 2004, respectively.

For the second quarter of 2005, sales to distributors accounted for 60.7% of net revenues, while sales to OEMs and power supply merchants accounted for 39.3%, compared to 55.0% to distributors and 45.0% to OEMs and power supply merchants for the second quarter of 2004. In the three months ended June 30, 2005, two separate customers, both of who are distributors, accounted for approximately 20.5% and 18.4% of net revenues. In the three months ended June 30, 2004, the same two distributors accounted for approximately 18.6% and 18.0% of net revenues, and one OEM customer accounted for approximately 11.4% of net revenues.

Gross profit. Gross profit was $16.6 million, or 48.6% of net revenues, for the three months ended June 30, 2005, compared to $16.4 million, or 45.7% of net revenues, for the three months ended June 30, 2004. The increase in our gross profit for the three months ended June 30, 2005 was driven primarily by our ability to reduce product costs, principally through price reductions from our foundries, improvements to our manufacturing process, and the increased use of overseas subcontractors for the testing of our ICs. Also, in the second quarter of 2004, our gross profit was reduced as a result of lower unit production in the previous quarter, a step taken by us in order to achieve a desired reduction in our inventories.

Research and development expenses. Research and development expenses for the quarter ended June 30, 2005 was $4.1 million, or 12.1% of net revenues, compared to $3.2 million, or 9.0% of net revenues, in the three months ended June 30, 2004. The increase was driven primarily by the remeasurement of our stock-based compensation expense, due to variable accounting for outstanding stock options, which was a negligible amount in the three months ended June 30, 2004 and totaled $0.3 million for the three months ended June 30, 2005.

Sales and marketing expenses. Sales and marketing expenses were $4.4 million, or 12.9% of net revenues, for the second quarter of 2005, compared to $4.0 million, or 11.1% of net revenues for the same period in 2004.

General and administrative expenses. General and administrative expenses were $3.2 million, or 9.3% of net revenues, for the three months ended June 30, 2005, and $1.9 million, or 5.2% of net revenues, for the three months ended June 30, 2004. The increase was driven primarily by increased audit fees related to our efforts to comply with the Sarbanes-Oxley Act, as well as a significant increase in legal fees due to our patent-infringement litigation against Fairchild Semiconductor and System General Corp. (as described in Part I, Item 3 Legal Proceedings).

Other income, net. Other income, net, was $0.8 million for the second quarter of 2005, compared to $0.5 million for the same period in 2004. The increase was due primarily to an increase in our weighted average interest rate, which was 3.17% for the three months ended June 30, 2005 compared to 1.34% for the same period in 2004.

Provision for income taxes. The provision for income taxes for the quarter ended June 30, 2005 and 2004 was $0.7 million and $2.0 million, respectively. The difference between the statutory rate of 35% and our effective tax rate for the three months ended June 30, 2005 and 2004 was due primarily to lower tax rates applied to international revenues and the favorable effects of research and development tax credits.

Liquidity and Capital Resources

As of June 30, 2005, we had approximately $124.2 million in cash, cash equivalents and short-term and long-term investments, a decrease of approximately $10.4 million from December 31, 2004. As of June 30, 2005, we had working capital, defined as current assets less current liabilities, of approximately $126.8 million, a decrease of approximately $0.6 million from December 31, 2004.

In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of this credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita, prior to the shipment of wafers to us, and also to our workers compensation insurance carrier as part of our insurance program. As of June 30, 2005, there were outstanding letters of credit totaling approximately $2.2 million. The balance of this credit line was unused and available as of June 30, 2005. Refer to the year-over-year liquidity section of this MD&A for more information on our line of credit.

Our operating activities generated cash of $15.1 million in the six months ended June 31, 2005. Cash generated in the first six months of 2005 was principally the result of net income in the amount of $9.1 million, depreciation and amortization of $3.2 million, stock-based compensation expense of $1.7 million, and a decrease in inventory of $1.4 million, partially offset by a decrease in accounts payable of $1.8 million. Cash generated in the first six months of 2004 was principally the result of net income in the amount of $10.8 million, depreciation and amortization of $3.5 million, a decrease in inventory of $3.3 million, and the tax benefit associated with employee stock plans of $1.4 million, partially offset by an increase in accounts receivable of $3.1 million.

Our investing activities for the six months ended June 30, 2005 generated cash of $6.8 million. Our investing activities consisted of net proceeds from maturities of investments of $8.5 million, and purchases of property and equipment of $1.7 million. Our investing activities for the six months ended June 30, 2004 resulted in the $19.4 million use of cash. Our investing activities consisted primarily of a $16.7 million net purchase of investments, and purchases of property and equipment of $2.8 million. Our financing activities for the six months ended June 30, 2005 included the use of $28.3 million for the repurchase of approximately 1.4 million shares of our common stock, and net proceeds from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $4.5 million. In the six months ended June 30, 2004, our financing activities were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $5.6 million.

On October 20, 2004, we announced that our board of directors had authorized the repurchase of up to $40.0 million of our common stock. The board of directors directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. From inception of the stock repurchase program in October 2004 through June 30, 2005, we had repurchased 2,033,270 shares for approximately $40.0 million, the total amount authorized by our board of directors. We repurchased 373,270 shares for approximately $8.1 million during the three months ended June 30, 2005. The repurchase program has no expiration date, and may be suspended or discontinued at any time.

Comparison of the Three Months Ended September 30, 2005 and 2004

Net revenues. Net revenues for the three months ended September 30, 2005 were $36.5 million, an increase of 10.9% compared to $32.9 million for the three months ended September 30, 2004. The increase was driven primarily by increased sales of our products into the computer and industrial markets. Sales of our TinySwitch-II, TOPSwitch-GX and LinkSwitch products all contributed to the year-over-year growth in net revenues.

Revenue mix by product family for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, was as follows:

Product Family	Three Months Ended Sept 30, 2005	Three Months Ended Sept 30, 2004
TinySwitch-I and -II	53%	53%
TopSwitch-FX and -GX	31%	31%
TopSwitch-I and -II	10%	14%
LinkSwitch and DPA-Switch	6%	2%

Approximate revenue mix by end markets served for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, was as follows:

End Market	Three Months Ended Sept 30, 2005	Three Months Ended Sept 30, 2004
Consumer	31%	34%
Communication	28%	30%
Computer	23%	22%
Industrial	11%	8%
Other	7%	6%

International revenues were $34.0 million in the third quarter of 2005 compared to $30.1 million for the same period in 2004, an increase of $3.9 million, or 13%. International sales represented 93% of net revenues compared to 91% in the three months ended September 30, 2005 and 2004, respectively. International revenues for the three months ended September 30, 2005 increased due to increased sales into the computer and industrial markets.

Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. Sales to this region were 77% and 73% of our revenues for the three months ended September 30, 2005 and 2004, respectively. We expect international revenues to continue to account for a large portion of our net revenues.

Net product revenues for the third quarter of 2005 were divided 61.3% to distributors and 38.7% to OEMs and power supply merchants, compared to 54.4% to distributors and 45.6% to OEMs and power supply merchants for the third quarter of 2004. In the three months ended September 30, 2005, two separate customers, both of who are distributors, accounted for approximately 19.3% and 18.1% of our net revenues, respectively. In the three months ended September 30, 2004, the same two distributors accounted for approximately 15.5% and 17.4% of our net revenues, respectively. No other customers accounted for 10% or more of our net revenues in that period.

Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our foundries (Matsushita, OKI and ZMD), the assembly and packaging of our products by sub-contractors, internal labor and overhead costs associated with the testing of both wafers and packaged components and testing of packaged components by sub-contractors. Gross profit was $18.1 million, or 49.4% of net revenues, for the three months ended September 30, 2005, compared to $15.7 million, or 47.7% of net revenues, for the three months ended September 30, 2004. The increase in gross profit percentage for the three months ended September 30, 2005 was driven primarily by our ability to reduce product costs, principally through price reductions from our foundries, improvements to our manufacturing process, and the increased use of overseas subcontractors for the testing of our ICs.

Research and development expenses. Research and development expenses for the third quarter of 2005 and 2004 were $4.3 million and $3.9 million, respectively. The third quarter of 2004 was lower than the same period in 2005 due to the reversal of a payroll tax liability, related to our restatement, for which the statute of limitations had expired.

Sales and marketing expenses. Sales and marketing expenses were $4.6 million, or 12.5% of net revenues, for the third quarter of 2005, compared to $3.6 million, or 11.0% of net revenues for the same period in 2004. In absolute dollars, sales and marketing expenses increased from the same period in 2004, primarily as a result of expanding our worldwide sales and applications engineering staff.

General and administrative expenses. For the quarters ended September 30, 2005 and 2004, general and administrative expenses were $4.2 million and $2.2 million, respectively, which represented 11.6% and 6.8% of our net revenues, respectively. The increase was due to higher legal fees driven by our patent-infringement litigation against Fairchild Semiconductor and System General Corp and due to increased fees for consulting and audit services related to compliance with the requirements of the Sarbanes-Oxley Act.

Other income, net. Other income, net, for the third quarter of 2005 was $0.9 million compared to $0.3 million for the same period in 2004. The increase in other income can be attributed to higher interest rates year-over-year.

Provision for income taxes. Our effective tax rate for the nine months ended September 30, 2005 was 16%. The decrease in the estimated effective tax rate for 2005 from approximately 19% through June 30, 2005 resulted in an effective tax rate of 10% for the three months ended September 30, 2005, due primarily to lower tax rates applied to international sales and the favorable effects of research and development tax credits. The tax provision for the three months ended September 30, 2004 was calculated using an annual effective income tax rate of 20%, which was adjusted for the favorable conclusion of certain tax contingencies in the third quarter of 2004, resulting in an effective tax rate of approximately 7% for the three-month period.

Liquidity and Capital Resources

As of September 30, 2005, we had approximately $121.8 million in cash, cash equivalents and short-term and long-term investments, a decrease of approximately $12.7 million from December 31, 2004. As of September 30, 2005, we had working capital, defined as current assets less current liabilities, of approximately $127.4 million, which was flat when compared to December 31, 2004.

In addition, under a revolving line of credit with Union Bank of California, we can borrow up to $10.0 million. A portion of the credit line is used to cover advances for commercial letters of credit and standby letters of credit, which we provide to Matsushita, prior to the shipment of wafers by this foundry to us, and also to our workers compensation insurance carrier as part of our insurance program. As of September 30, 2005, there were outstanding letters of credit totaling approximately $2.1 million. The balance of this credit line was unused and available as of September 30, 2005. Refer to the year-over-year liquidity section of this MD&A for more information on our line of credit.

Our operating activities generated cash of $22.3 million in the nine months ended September 30, 2005. Cash generated in the first nine months of 2005 was principally the result of net income in the amount of $14.4 million depreciation and amortization of $4.7 million, and a decrease in inventory of $3.2 million, and stock-based compensation expense of $2.3 million, partially offset by an increase in accounts receivable of $2.4 million and a decrease in accounts payable of $1.9 million. Cash generated in the first nine months of 2004 was principally the result of net income in the amount of $16.6 million plus depreciation and amortization of $5.2 million, and an income tax benefit associated with our employee stock plan of $1.4 million.

Our investing activities for the nine months ended September 30, 2005 resulted in a $9.2 million use of cash, which was driven primarily by the issuance of a $10.0 million promissory note to a supplier (see note 11 of our consolidated financial statements), purchases of property and equipment totaling $2.6 million and the acquisition of technology for $1.1 million. These uses of cash were offset in part by net proceeds of $4.5 million from short-term and long-term investments. Investing activities for the nine months ended September 30, 2004, resulted in a $31.3 million use of cash, driven primarily by net purchases of investments of $26.8 million and purchases of property and equipment totaling $4.1 million.

Our financing activities for the nine months ended September 30, 2005 included the use of $28.3 million for the repurchase of approximately 1.4 million shares of our common stock, offset by net proceeds from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $7.0 million. In the nine months ended September 30, 2004, our financing activities were primarily receipts from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $7.9 million.

Comparison of the Three Months Ended December 31, 2005 and 2004

Net revenues. Net revenues for the three months ended December 31, 2005 totaled $37.9 million, an increase of 13% from the same quarter of the prior year. Revenue growth was driven primarily by increased sales of our products to customers in the industrial and communications end markets.

Sales and marketing expenses. Sales and marketing expenses for the three months ended December 31, 2005 increased when compared to all prior quarters in 2005 and 2004. Sales and Marketing expenses increased due primarily to increased stock-based compensation expenses.

General and administrative expenses. General and administrative expenses for the quarter ended December 30, 2005 increased when compared to all prior quarters in 2005 and 2004. The increase was due to higher legal fees driven by our patent-infringement litigation against Fairchild Semiconductor and System General Corp, and due to stock-based compensation expenses.

Provision for income taxes. Provision for income taxes in the quarter ended December 31, 2005 increased 155% when compared to the same quarter of the prior year. The increase in income tax related primarily to a change in our estimates of historical profitability in foreign jurisdictions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not hold any instruments for trading purposes. At December 31, 2005 we held primarily cash equivalents and short-term investments, with maturity dates of less than twelve months, and fixed interest rates. In the year ended December 31, 2004, we held cash equivalents, short-term investments and long-term investments. Our investments in 2004 has similar characteristics to the investments held at the end of the current year, and differed primarily as a result of our classification of auction rate securities as long-term in 2004. Auction rate securities usually have interest rate resets of less than 90 days, but for which the underlying maturity date is longer than 90 days. We held no auction rate securities at December 31, 2005.

The table below presents the carrying value and related weighted average interest rates for our investment portfolio at December 31, 2005 and 2004. Carrying value approximates fair market value at December 31, 2005 and 2004 (in thousands, except weighted average interest rates).

	December 31, 2005		December 31, 2004
	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
			As restated	As restated
Investment Securities Classified as Cash Equivalents:
Taxable securities	$86,037	4.37%	$89,408	2.42%
Tax exempt securities	6	0.00%	—	0.00%

Total	86,043	4.37%	89,408	2.42%

Investment Securities Classified as Short-term Investments:
U.S. government securities	14,530	3.11%	1,000	1.24%
U.S. corporate securities	1,670	2.28%	249	1.91%

Total	16,200	3.03%	1,249	1.37%

Investment Securities Classified as Long-term Investments:
U.S. corporate securities	—	—	6,421	2.40%
U.S. government securities	4,422	3.91%	19,490	2.20%

Total	4,422	3.91%	25,911	2.35%

Total investment securities	$106,665	4.15%	$116,568	2.39%

These securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk as of December 31, 2005, our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decline by 10% from interest rates as of December 31, 2005, the increase or decline in the fair market value of our portfolio would not be material.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 16, 2005, we dismissed KPMG LLP as our independent registered public accountants. The decision to dismiss KPMG LLP was approved by the audit committee of our board of directors. On the same day, we engaged Deloitte & Touche LLP as independent registered public accountants to audit our financial statements. The decision to engage Deloitte & Touche LLP was approved by the audit committee of our board of directors. We did not, nor did anyone on our behalf, consult Deloitte & Touche LLP during our two most recent fiscal years and during the subsequent interim period prior to our engagement of Deloitte & Touche LLP regarding the application of accounting principles to a specified transaction (completed or proposed), the type of audit opinion that might be rendered on our financial statements, any matter being the subject of disagreement or “reportable event” or any other matter described in Item 304(a)(2) of Regulation S-K.

During the two fiscal years ended December 31, 2004, and the subsequent interim period through June 16, 2005, there were: (1) no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and (2) no reportable events. The audit reports of KPMG on the consolidated financial statements of Power Integrations, Inc. and subsidiaries as of and for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of KPMG on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. For a further discussion on this matter, see our Form 8-K filed with the SEC on June 22, 2005.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures under the Exchange Act mean the controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed by Power Integrations, Inc. (“Power Integrations”) in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Power Integrations in the reports that it files or submits under the Exchange Act is accumulated and communicated to Power Integrations’ management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005, as a result of a material weakness that existed in our internal control over financial reporting as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

It should be noted that any control system, no matter how well designed and operated, can provide only reasonable assurance to the tested objectives. The design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The inherent limitations in any control system include the realities that judgments related to decision-making can be faulty, and that reduced effectiveness in controls can occur because of simple errors or mistakes. Due to the inherent limitations in a cost-effective control system, misstatements due to error may occur and may not be detected.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2005. A material weakness (described in the following paragraph) existed in our internal control over financial reporting, and therefore our internal control over financial reporting was not operating effectively as of such date, for the reasons discussed below. A material weakness is defined as a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2005, we did not have sufficient controls and procedures in place to prevent or detect a material misstatement in the consolidated financial statements and related disclosures from the application of Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees (“APB 25”) and Financial Accounting Standard 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”).

Specifically, in the course of our investigation of our stock option granting practices we determined that our controls were not adequate in ensuring that our stock option grants had a correctly recorded grant date, the first date on which the number of shares that an individual employee was entitled to receive and the exercise price were both known with finality. This included not having sufficient controls in place to ensure that option grants received the required corporate approvals. Moreover, we did not have sufficient controls in place to properly account for stock option grants that had modifications in key terms. This lack of internal controls and procedures led to an incorrect application of APB 25, which provides that compensation expense relative to our employee stock options should be measured based on the intrinsic value of stock options granted. We concluded that original measurement dates on certain stock option grants could not be relied upon for accounting purposes and that the appropriate charges for such stock option grants and for stock option grants where key terms were potentially modified had not been properly recorded. As a result we did not correctly account for stock-based compensation expense for certain stock option grants in our previously-issued consolidated financial statements. In connection with errors that resulted from this material weakness, we have recorded non-cash charges for stock-based compensation and the related payroll and income tax effects in prior periods, and we have restated our historical consolidated financial statements for each of the fiscal years ended 1998 through 2004, for each of the first three quarters of the year ended December 31, 2005, and for each of the four quarters of the year ended December 31, 2004. Additionally, subsequent to the filing of our Annual report on Form 10-K for the year ended December 31, 2004, we determined that, due to errors, certain changes in the assumptions used to calculate pro forma net income, and footnote disclosures under the provisions of SFAS 123 were required. Accordingly, we determined that our controls were not adequate to ensure that the assumptions were accurate. Those changes have been made and the resulting impact on our pro forma net income and footnote disclosures have been reflected in our consolidated financial statements as part of our restatement.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Change in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting; however, subsequent to December 31, 2005, we have taken several steps to strengthen our disclosure controls and procedures and internal control over financial reporting. These subsequent steps were taken to strengthen our processes related to granting stock options. Specifically, we have implemented the following internal control improvements:

•	Improvements in disclosure controls and internal control over financial reporting

•

We held internal training sessions with our executives, finance, and human resources personnel to roll out the revised stock option granting policy and increase competency levels related to stock option granting.

•

Improvements in our stock option granting process and related controls to ensure our stock option grants have a correctly recorded grant date, the first day on which the number of shares and exercise price are known with finality

•

Our compensation committee refined and limited delegation of authority to a subcommittee to grant stock options, and eliminated the use of written consents by the compensation committee for the purpose of granting options to help avoid issues regarding timing of receipt of written consents.

•

We now require that all evergreen, new hire, promotional and retention stock options be granted either (i) by our stock option committee on a predetermined schedule, (ii) by our board of directors or (iii) at a meeting of our compensation committee.

•	In addition, all stock option grants to the executive staff must be made by the board of directors or our compensation committee.

•

We worked with our attorneys and board of directors to review and update our stock option granting policy, which included requirements for the timing of the authorization, pricing and vesting of stock option grants. In addition, we worked with a cross functional team including finance, human resources, and our external legal counsel to implement controls related to the revised stock option granting policy. This included the timing of the authorization, pricing and vesting of stock option grants.

Management is in the process of remediating this material weakness, and has taken steps to help ensure that all individuals involved in administering the process are now aware of the revised controls. Although these design changes have been implemented, management has not had the opportunity to evaluate the operating effectiveness of these revised controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Power Integrations, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Power Integrations, Inc. and subsidiaries (collectively the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: as of December 31, 2005, the Company did not have sufficient controls and procedures in place to prevent or detect a material misstatement in the consolidated financial statements and related disclosures from the application of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”, as amended (“SFAS 123”). These design deficiencies led to the incorrect application of APB 25 and SFAS 123 and resulted in material misstatements to the Company’s consolidated financial statements which required correction. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such consolidated financial statements and consolidated financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated March 6, 2007, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 6, 2007

Item 9B. Other Information.

Outside Director Stock Options

The Power Integrations, Inc. 1997 Outside Directors Stock Option Plan (the “Plan”) provides for the automatic grant of stock options to Power Integrations’ outside directors, such that the grants require no independent action of the Board or any committee of the Board. The Plan provides that each outside director is granted a stock option to purchase 30,000 shares of Power Integrations common stock upon appointment as a member of the Board, and that each outside director is granted a stock option to purchase 10,000 shares of Power Integrations common stock at each anniversary of the date of appointment or, in the case of outside directors appointed prior to Power Integrations’ initial public offering on December 12, 1997, the anniversary date of the initial public offering. The exercise price of each stock option grant is the fair market value of a share of common stock on the date of grant.

Power Integrations has determined that, as a result of administrative errors, certain grants under the Plan (referred to as the “Misdocumented Grants”) to three of its outside directors, Messrs. Alan Bickell, Nicholas Brathwaite and Scott Brown, were documented as having been made on dates other than as set forth in the Plan. In nearly every case, the Misdocumented Grants were documented as having been made on the anniversary date of the initial public offering rather than the anniversary date of the appointment of each of the three directors, each of whom was appointed after the initial public offering. As a result in the error in the grant date, the erroneous documentation of these grants reflects higher exercise prices for eight of the affected grants, and lower exercise prices for the eight other affected grants, than the correct exercise prices of the grants made pursuant to the terms of the Plan. Because the grants made under the Plan are automatic, Power Integrations has corrected the administrative errors in these documents so that they reflect the correct date of grant and the correct exercise price of the options as automatically granted pursuant to the Plan.

Although these corrections simply ensure that the documentation of these option grants now accurately reflect the terms of the Plan, each of Messrs. Bickell, Brathwaite and Brown believe it is important that they not be in a better position, or be perceived to be in a better position, as a result of the administrative errors or corrections. As a result, each of these directors agreed to amend the exercise price of those grants in which the corrected exercise price was lower than the exercise price as reflected in the erroneous documentation, so that, after the amendments to the options, each of the grants has an exercise price equal to the greater of the exercise price in the erroneous documentation and the corrected exercise price. Specifically, on February 20, 2007, each of Messrs. Bickell, Brathwaite and Brown entered into an option amendment increasing the exercise prices of the following options:

Director	Date of Option	Number of Shares	Exercise Price in Erroneous Documentation	Correct Exercise Price	Amended Exercise Price
Alan Bickell	April 21, 2000	10,000	$43.875	$21.375	$43.875
	April 21, 2002	10,000	$24.590	$19.200	$24.590
	April 21, 2004	10,000	$33.850	$31.700	$33.850
Nicholas Brathwaite	January 31, 2002	10,000	$24.590	$18.100	$24.590
	January 31, 2004	10,000	$33.850	$29.500	$33.850
Scott Brown	July 15, 2000	10,000	$43.875	$24.500	$43.875
	July 15, 2002	10,000	$24.590	$17.790	$24.590
	July 15, 2004	10,000	$33.850	$22.740	$33.850

In addition, on February 20, 2007, each of Messrs. Bickell, Brathwaite and Brown executed an Acknowledgement and Waiver confirming that the original documentation relating to the Misdocumented Grants has been superseded by the corrected agreements and amendments described above.

Only one of the directors who received Misdocumented Grants, Mr. Brathwaite, has exercised any of these grants. Mr. Brathwaite has delivered to Power Integrations the difference between: (a) the total exercise price, as corrected, of the Misdocumented Grants he exercised; and (b) the total exercise price reflected in the erroneous documentation, which he had previously paid to Power Integrations. The total amount of Mr. Brathwaite’s additional payment to the Power Integrations was $78,290.

PART III

Item 10. Directors and Executive Officers of Power Integrations.

The information required by this Item related to our executive officers is incorporated by reference to information set forth in Part I, Item 1 of this report under the heading “Executive Officers of the Registrant.” As of January 1, 2007, our board of directors was as follows:

Name	Position With Power Integrations	Director Since	Age
Alan D. Bickell(1)(2)	Director	1999	70
Balakrishnan S. Iyer(2)(3)(4)	Director	2004	50
R. Scott Brown(1)	Director	1999	65
Dr. James Fiebiger(3)(4)	Director	2006	65
Steven J. Sharp(3)	Director and Chairman of the Board	1988	65
Balu Balakrishnan	Director, President and Chief Executive Officer	2002	52
Nicholas E. Brathwaite(3)	Director	2000	48
E. Floyd Kvamme(1)(2)	Director	1989	69

(1)	Member of the compensation committee
(2)	Member of the audit committee
(3)	Member of the nominating and corporate governance committee
(4)	Member of the special committee

Alan D. Bickell has served as a member of the board of directors since April 1999. Mr. Bickell spent more than 30 years with Hewlett-Packard Company, a computer-hardware company, serving as corporate senior vice president and managing director of geographic operations from 1992 until his retirement in 1996. Mr. Bickell is a member of the Board of Trustees of Menlo College and serves on the board of directors of the Peking University Educational Foundation (USA).

Balakrishnan S. Iyer has served as a member of the board of directors since February 2004. From October 1998 to June 2003, Mr. Iyer served as senior vice president and chief financial officer for Conexant Systems, Inc., a designer, developer and seller of semiconductor systems solutions for communications applications. From January 1997 to September 1998, Mr. Iyer served as senior vice president and chief financial officer for VLSI Technology, Inc., a semiconductor company. Mr. Iyer also serves on the board of directors of Conexant Systems, Inc., a semiconductor system solutions company, Invitrogen Corporation, a life science technology company, Qlogic Corporation, a storage networking solutions company, Skyworks Solutions, Inc., a wireless semiconductor company, and IHS Inc., a global provider of technical information, decision-support tools and related services.

R. Scott Brown has served as member of the board of directors since July 1999. Mr. Brown has been retired since May 1, 1999. From 1985 to May 1999, Mr. Brown served as senior vice president of worldwide sales and support for Xilinx, Inc., a designer and developer of complete programmable logic solutions for use by electronic equipment manufacturers.

Dr. James Fiebiger became a member of the board of directors in March 2006. Dr. Fiebiger is currently a consultant to the semiconductor and the electronic design automation industries. From December 1999 to October 2004, he served as chairman and chief executive officer of Lovoltech Inc., a fabless semiconductor company. Dr. Fiebiger served as vice chairman of GateField Corporation, a fabless semiconductor company, from February 1999 until the company was sold to Actel Corporation in November 2000. He served as GateField Corporation’s president and chief executive officer from June 1996 until February 1999. From October 1993 to June 1996, he was chairman and managing director of Thunderbird Technologies, Inc., a semiconductor technology licensing company. From December 1987 to September 1993 he was president and chief operating officer at VLSI Technology, Inc., a semiconductor company. From August 1981 to August 1985 he was senior corporate vice president and assistant general manager of Motorola, Inc. Semiconductor Products Sector, the semiconductor business of Motorola, a wireless and broadband communications company. Dr. Fiebiger is a member of the board of directors of Qlogic Corporation, an electronics company, Mentor Graphics Corporation, an electronic design automation company, Actel Corporation, a semiconductor company, and Pixelworks, Inc., a fabless semiconductor company.

Steven J. Sharp has served as a member of the board of directors since our inception in 1988, and was elected non-executive chairman of the board in May 2006. Mr. Sharp has served as chairman of the board of directors of TriQuint Semiconductor, Inc., a manufacturer of electronic components for the communications industry, since 1992. He joined TriQuint Semiconductor, Inc. as president, chief executive officer and director in September 1991. Mr. Sharp served as president and chief executive officer of TriQuint Semiconductor, Inc. until July 2002. Prior to TriQuint Semiconductor, Inc., Mr. Sharp was associated with various venture capital and startup semiconductor firms. He helped start Crystal Semiconductor (now Cirrus Logic, Inc.), Gazelle Microcircuits, Inc. (now TriQuint Semiconductor, Inc.), Megatest Corporation (now Teradyne, Inc.) and Volterra Semiconductor Corporation. He also founded Silicon Architects (now Synopsys, Inc.). Mr. Sharp also serves on the boards of several private companies and charitable organizations.

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

Nicholas E. Brathwaite has served as a member of the board of directors since January 2000. Mr. Brathwaite has served as chief technology officer of Flextronics International Ltd., an electronics company, since 2000. In 1995 Flextronics International Ltd. acquired nChip, Inc., a multi-chip module company, where Mr. Brathwaite held the position of vice president and general manager of operations from 1992 to 1996. As a founding member of nChip, Inc., Mr. Brathwaite was responsible for all manufacturing and operational activities including wafer fabrication, wafer test, and module assembly. Before joining nChip, Inc., Mr. Brathwaite spent six years with Intel Corporation, a microprocessor company, in various engineering management positions in technology development and manufacturing. He is also a member of the board of directors of Photon Dynamics, Inc., a yield management solutions company for the flat panel display market.

E. Floyd Kvamme has served as a member of the board of directors since September 1989. Mr. Kvamme is partner emeritus of Kleiner Perkins Caufield & Byers, a venture capital company. Mr. Kvamme also serves on the boards of National Semiconductor Corporation, a semiconductor company, Harmonic Inc., a broadband optical networking and digital video systems company, and two private companies.

The board of directors has determined that, other than Balu Balakrishnan, our president and chief executive officer, each member of the board of directors is an “independent director” as defined in the listing standards for The NASDAQ Stock Market, Inc. and applicable SEC rules.

Audit Committee

Since April 19, 2004, the members of the audit committee of the board of directors have been Alan D. Bickell, Balakrishnan S. Iyer and E. Floyd Kvamme. Each member of the audit committee is “independent” for purposes of The NASDAQ Stock Market, Inc. and SEC rules as they apply to audit committee members. The board of directors has determined that Mr. Alan D. Bickell is an audit committee financial expert, as defined in the SEC rules.

Policy on Stockholder Recommendations of Directors Nominees

The nominating and corporate governance committee will consider director candidates recommended by stockholders. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder or not.

Stockholders who wish to recommend individuals for consideration by the nominating and corporate governance committee to become nominees for election to the Board may do so by delivering a written recommendation to the nominating and corporate governance committee at the following address: 5245 Hellyer Avenue, San Jose, CA 95038 by January 1 of the year in which such director is to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on review of the forms furnished to us, we believe that all filing requirements applicable to the executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in 2005, except as follows: one report covering one transaction by Mr. Balakrishnan was filed late, and one report was filed late with an error in it by Mr. Brown, and the error was later corrected.

Code of Business Conduct and Ethics

The board of directors has adopted a code of business conduct and ethics and a policy for reporting violations and complaints, both of which apply to all of our employees, officers and directors. Any substantive amendment or waiver of the code of business conduct and ethics may be made only by our board of directors upon the recommendation of the audit committee, and will be disclosed on our website. In addition, disclosure of any waiver of the code of business conduct and ethics for directors and executive officers will also be made by the filing of a Form 8-K with the SEC. The code of business conduct and ethics is available on our website at www.powerint.com. Copies will also be provided without charge upon request. Requests should be directed in writing to Power Integrations, Inc. 5245 Hellyer Avenue, San Jose, California 95138; Attention: Investor Relations.

Item 11. Executive Compensation.

Compensation of Directors

Each of our board members, in 2005, with the exception of our one employee director, Balu Balakrishnan, received $5,000 per quarter to serve as a member of our board of directors. In addition, the chairman of our audit committee, compensation committee and nominating committee received $5,000, $1,875, and $1,250 per quarter respectively, to serve as chairpersons of these committees. Our non-employee board members received compensation to attend board meetings via phone or in person of $750 and $1,500 respectively. The members of our audit, compensation and nominating committees received additional compensation for committee meeting attendance via phone or in person of $500 and $1,000 respectively. Non-employee directors are reimbursed for all reasonable travel and related expenses incurred in connection with attending board and committee meetings.

Additionally, directors who are not employees of Power Integrations each receive options to purchase shares of common stock under the 1997 Outside Directors Stock Option Plan (the “Directors Plan”). The Directors Plan provides for the automatic grant of nonstatutory stock options to our nonemployee directors over their period of service on the board of directors. The Directors Plan provides that each future nonemployee director of Power Integrations will be granted an option to purchase 30,000 shares of common stock on the date on which such individual first becomes a nonemployee director of Power Integrations (the “Initial Grant”). Thereafter, each nonemployee director who has served on the board of directors continuously for 12 months will be granted an additional option to purchase 10,000 shares of common stock (an “Annual Grant”). Subject to an optionee’s continuous service with Power Integrations, approximately 1/3rd of an Initial Grant will become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continuous service. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service. In the event of certain changes in control of Power Integrations, all options outstanding under the Directors Plan will become immediately vested and exercisable in full.

Mr. Earhart, who left the board of directors as of May of 2006, waived his right to receive a fee and grant of stock options as compensation for his services in 2005 as a director. Mr. Balakrishnan, our chief executive officer and president, is not separately compensated for his services as a member of the board of directors.

Executive Compensation

The following table presents summary information for the years ended December 31, 2005, 2004 and 2003, concerning the compensation earned by our chief executive officer and the other four most highly compensated executive officers during 2005.

Summary Compensation Table

	Annual Compensation								Long-term compensation awards
Name and principal position	Year	Salary		Bonus			Other Annual Compensation(3)		No. of securities underlying options	All other Compensation(1)
Balu Balakrishnan President and Chief Executive Officer	2005 2004 2003	$ $ $	347,500 339,769 324,846	$ $ $	217,332 110,833 273,333	(2) (2) (2)	$ $ $	3,000 3,000 3,000	200,000 200,000 300,000	$ $ $	5,963 6,830 1,380

Derek Bell Vice President, Engineering	2005 2004 2003	$ $ $	242,500 234,885 227,423	$ $ $	86,000 40,000 100,000		$ $ $	3,000 3,000 3,000	45,000 45,000 45,000	$ $ $	1,683 1,260 1,242

Bruce Renouard Vice President, Worldwide Sales	2005 2004 2003	$ $ $	232,500 224,885 217,423	$ $ $	86,000 40,000 100,000		$ $ $	35,117 3,000 3,000	45,000 45,000 45,000	$ $ $	1,618 1,205 1,187

John Tomlin Vice President, Operations	2005 2004 2003	$ $ $	242,500 232,288 227,423	$ $ $	86,000 40,000 100,000		$ $ $	3,000 3,000 3,000	45,000 50,000 45,000	$ $ $	1,683 1,260 1,242

Clifford J. Walker Vice President, Corporate Development	2005 2004 2003	$ $ $	226,250 214,885 207,423	$ $ $	86,000 40,000 100,000		$ $ $	3,000 3,000 3,000	50,000 45,000 45,000	$ $ $	6,237 11,991 883

(1)	Represents premiums for life insurance for all executives, fees related to tax preparation services for Mr. Balakrishnan for 2004 and 2005, and vacation cash out hours in 2004 and 2005 for Mr. Walker, allowed by Power Integrations for all employees in January.

(2)	Includes $2,332 that was paid to Mr. Balakrishnan in 2005 with respect to his work on patents that were assigned to Power Integrations in 2005, $10,833 that was paid to Mr. Balakrishnan in 2004 with respect to his work on patents that were assigned to Power Integrations in 2004, and $23,333 in 2003 with respect to his work on patents that were assigned to Power Integrations in 2003.
(3)	Includes 401(k) employer contribution for all executives and reimbursement to Mr. Renouard for taxes paid to a foreign country in 2005.

Option Grants in Last Fiscal Year

The following table provides certain information concerning options to purchase our common stock granted during the year ended December 31, 2005 to the persons named in the Summary Compensation Table:

Name	Number of Securities Underlying Options Granted(1) (#)	% of Total Options Granted to Employees in Fiscal Year(2) (%)	Exercise Price Per Share(3) ($)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4) ($)
					5%	10%
Balu Balakrishnan	200,000	13.44%	$17.18	1/23/2015	$2,160,882	$5,476,099
Derek Bell	45,000	3.02%	$17.18	1/23/2015	$486,198	$1,232,122
Bruce Renouard	45,000	3.02%	$17.18	1/23/2015	$486,198	$1,232,122
John Tomlin	45,000	3.02%	$17.18	1/23/2015	$486,198	$1,232,122
Clifford J. Walker	50,000	3.36%	$17.18	1/23/2015	$540,220	$1,369,025

(1)

Options granted in 2005 are immediately exercisable and vest fully within four years from the grant date subject to the optionee’s continued employment or service with Power Integrations. Such options vest at the rate of 1/8 on the six-month anniversary of the date of grant and 1/48 monthly thereafter. Power Integrations has a right to repurchase shares issued upon the exercise of unvested options until such shares become vested. Under the terms of the 1997 Stock Option Plan, the administrator retains the discretion, subject to the 1997 Stock Option Plan limits, to modify the terms of outstanding options and to reprice outstanding options. The options generally have a maximum term of 10 years, subject to earlier termination in certain situations related to cessation of employment or service.

(2)	Based on options to purchase an aggregate of 1,487,849 shares that were granted to employees in 2005.
(3)	All options were granted at an exercise price equal to the fair market value of our stock on the date of grant, which was the closing price of our common stock as reported on the Nasdaq National Market (now the Nasdaq Global Market) on January 24, 2005.
(4)	Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders’ continued employment through the vesting period. This table does not take into account any appreciation in the price of the common stock from the date of grant to date. The amounts reflected in this table may not necessarily be achieved.

The following table provides certain information concerning exercises of options to purchase our common stock during the year ended December 31, 2005, and unexercised options held as of December 31, 2005, by the persons named in the Summary Compensation Table above:

Aggregated Option Exercises In Fiscal 2005 And Fiscal 2005 Year—End Values

Name	Shares Acquired on Exercise (#)	Value Realized(2) ($)	Number of Securities Underlying Unexercised Options at 12/31/05 (#)	Value of Unexercised in-the-Money Options at 12/31/05(1) ($)
			Exercisable(3)	Exercisable(3)
Balu Balakrishnan	—	—	1,333,000	$9,663,134
Derek Bell	5,000	$47,007	267,000	$2.007,970
Bruce Renouard	—	—	235,000	$1,470,050
John Tomlin	22,800	$164,035	265,450	$1,233,813
Clifford J. Walker	—	—	270,000	$1,860,825

(1)	Calculated on the basis of the fair market value of the underlying securities as of December 31, 2005 of $23.81 per share, as reported as the closing price on the Nasdaq National Market, minus the aggregate exercise price.
(2)	Based on (a) the fair market value of our common stock at the time each option was exercised and the underlying stock was sold, less (b) the aggregate exercise price.
(3)	The options in the table above were immediately exercisable in full as of December 31, 2005, but shares purchased on exercise of unvested options are subject to a repurchase right in favor of Power Integrations lapsing ratably over 50 months for the 1998 Nonstatutory Stock Option Plan or 48 months for the 1997 Stock Option Plan and entitles Power Integrations to repurchase unvested shares at their original issuance price.

Employment Contracts and Termination of Employment and Change of Control Arrangements

Chief Executive Officer Benefits Agreement. As of April 25, 2002, Power Integrations entered into a chief executive officer benefits agreement with Balu Balakrishnan (the “CEO Benefits Agreement”). The form of the agreement was approved by the compensation committee on April 18, 2002. The CEO Benefits Agreement provides for certain benefits, including:

•	acceleration of vesting upon a change of control of Power Integrations,

•

severance benefits in the event of termination of employment by Power Integrations without cause on or within 18 months after a change of control or resignation by the chief executive officer for good reason within 18 months after a change of control,

•	severance benefits in the event of termination of employment by Power Integrations without cause or resignation by the chief executive officer for good reason, and

•	retirement benefits.

A change of control is defined in the CEO Benefits Agreement as an acquisition by any person of a beneficial ownership of 50% or more of Power Integrations’ voting stock, certain mergers or other business combinations involving Power Integrations, the sale of more than 50% of Power Integrations’ assets, liquidation of Power Integrations, or a change in the majority of the incumbent members of the board of directors (except changes in the board of directors’ composition approved by a majority of the directors).

Upon a change of control, 50% of Mr. Balakrishnan’s then-unvested shares will vest, but if an acquiring company does not assume the options, 100% of Mr. Balakrishnan’s then-unvested shares will vest.

Mr. Balakrishnan is entitled to severance benefits in the event that he is terminated without cause on or within 18 months after a change of control or in the event that he resigns for good reason within 18 months after a change of control. “Cause” includes, among other acts, a material act of theft, dishonesty, fraud, falsification of records, improper disclosure of confidential information, or an intentional act by an executive causing harm to the reputation of Power Integrations, and “good reason” includes, among other acts, a material decrease in an executive’s compensation or benefits following a change of control, a demotion or material reduction in responsibility level, or relocation of more than 50 miles from executive’s current work place or a material adverse change in working conditions or established working hours which persist for a period of six months.

Such severance benefits include a lump-sum cash payment equal to twelve months of his highest annual salary plus targeted annual incentive bonus, acceleration of 100% of all his then-outstanding stock options, extension of the post-termination stock option exercise period to one year, and continued medical and dental coverage under the Power Integrations health plans for twelve months at Power Integrations’ expense.

In addition, Mr. Balakrishnan is entitled to severance benefits in the event of termination of employment by Power Integrations without cause or resignation by Mr. Balakrishnan for good reason. Such severance benefits include a lump-sum cash payment equal to twelve months of his highest annual salary plus targeted annual incentive bonus, acceleration of 50% of all his then-unvested stock options, and continued medical and dental coverage under the Power Integrations health plans for twelve months at Power Integrations’ expense.

Mr. Balakrishnan is entitled to retirement benefits if he has served Power Integrations for 15 years, and has achieved an age of 50, or has served Power Integrations for 10 years and has achieved an age of 55, and is not employed elsewhere, full time, or otherwise engaged in competition with Power Integrations. Mr. Balakrishnan is entitled to the extension of his post-termination stock option exercise period for vested options for the term of the option and medical and dental benefits for his dependents at Power Integrations’ expense until he achieves the age of 65; thereafter, participation in the health plans would be at Mr. Balakrishnan’s expense. These retirement benefits will also become available if Mr. Balakrishnan’s employment terminates due to death or disability.

The post-termination exercise period for Mr. Balakrishnan’s vested stock options will be extended only if such extension does not require Power Integrations to incur a compensation expense for financial statement purposes.

If any of the payments and benefits provided under the CEO Benefits Agreement in connection with a change of control (the “Payments”) would result in a “parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended, the amount of such Payments will be either (i) the full amount of the Payments or (ii) a reduced amount which would result in no portion of the Payments being subject to excise tax (as defined in the CEO Benefits Agreement), whichever amount provides the greatest amount of benefit to the chief executive officer.

Executive Officer Benefits Agreements. As of April 25, 2002, Power Integrations entered into executive officer benefits agreements with Derek Bell, vice president, engineering, Bruce Renouard, vice president, worldwide sales, John Tomlin, vice president, operations, and Clifford J. Walker, vice president, corporate development (the “Executive Officer Benefits Agreements”). The form of executive officer benefits agreement was approved by the compensation committee on April 18, 2002. The Executive Officer Benefits Agreements provide for certain benefits, including:

•	acceleration of vesting upon a change of control of Power Integrations,

•

severance benefits in the event of termination of employment by Power Integrations without cause on or within 18 months after a change of control or resignation by the executive officer for good reason within 18 months after a change of control,

•	severance benefits in the event of termination of employment by Power Integrations without cause or resignation by the executive officer for good reason, and

•	retirement benefits.

A change of control is defined in the Executive Officer Benefits Agreements as an acquisition by any person of a beneficial ownership of 50% or more of Power Integrations’ voting stock, certain mergers or other business combinations involving Power Integrations, the sale of more than 50% of Power Integrations’ assets, liquidation of Power Integrations, or a change in the majority of the incumbent members of the board of directors (except changes in the board of directors’ composition approved by a majority of the directors).

Upon a change of control, 25% of the executive officer’s then-unvested shares will vest, but if an acquiring company does not assume the options, 50% of the executive ‘s then-unvested shares will vest.

Each executive officer is entitled to severance benefits in the event that he is terminated without cause on or within 18 months after a change of control or in the event that he resigns for good reason within 18 months after a change of control. “Cause” includes, among other acts, a material act of theft, dishonesty, fraud, falsification of records, improper disclosure of confidential information, or an intentional act by an executive causing harm to the reputation of Power Integrations, and “good reason” includes, among other acts, a material decrease in an executive’s compensation or benefits following a change of control, a demotion or material reduction in responsibility level, or relocation of more than 50 miles from executive’s current work place or a material adverse change in working conditions or established working hours which persist for a period of six months.

Such severance benefits include a lump-sum cash payment equal to six months of the executive officer’s highest annual salary plus 50% of the executive officer’s targeted annual incentive bonus, vesting of 50% of his then-unvested shares, extension of the post-termination stock option exercise period to one year, and continued medical and dental coverage under the Power Integrations health plans for six months at Power Integrations’ expense.

In addition, each executive officer is entitled to severance benefits in the event of termination of employment by Power Integrations without cause or resignation by such executive officer for good reason. Such severance benefits include a lump-sum cash payment equal to six months of the executive officer’s highest annual salary plus 50% of the executive officer’s targeted annual incentive bonus, and continued medical and dental coverage under the Power Integrations health plans for six months at Power Integrations’ expense.

Each executive officer is entitled to retirement benefits if he has served Power Integrations for 15 years, and has achieved an age of 50, or has served Power Integrations for 10 years and has achieved an age of 55, and is not employed elsewhere, full time, or otherwise engaged in competition with Power Integrations. The executive officer is entitled to the extension of his post-termination stock option exercise period for vested options for the earlier of the term of the option and five years and medical and dental benefits for his dependents at Power Integrations’ expense until he achieves the age of 65; thereafter, participation in the health plans would be at the executive officer’s expense. These retirement benefits will also become available if the executive officer was eligible for such benefits and his employment terminates due to death or disability.

The post-termination exercise period for an executive officer’s vested stock options will be extended only if such extension does not require Power Integrations to incur a compensation expense for financial statement purposes.

If any of the payments and benefits provided under the Executive Officer Benefits Agreements in connection with a change of control (the “Payments”) would result in a “parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended, the amount of such Payments will be either (i) the full amount of the Payments or (ii) a reduced amount which would result in no portion of the Payments being subject to excise tax (as defined in the Executive Officer Benefits Agreements), whichever amount provides the greatest amount of benefit to the executive officer.

Stock option agreements. On January 24, 2005, the compensation and equity award committee granted Mr. Balakrishnan options to purchase 200,000 shares of common stock, each of Messrs. Bell, Renouard and Tomlin options to purchase 45,000 shares of common stock and Mr. Walker options to purchase 50,000 shares of common stock. Each grant is subject to a stock option agreement with terms pertaining to acceleration of vesting and extension of post termination exercise periods as described in the CEO Benefits Agreement and the Executive Officer Benefits Agreements described above.

Compensation Committee Interlocks and Insider Participation

During 2005, Power Integrations’ compensation committee consisted of Mr. Kvamme, Mr. Brown and Mr. Bickell. None of the current members of the compensation committee is or was an officer or employee of Power Integrations or its subsidiaries. None of Power Integrations’ executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Power Integrations’ board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of December 31, 2006, with respect to the beneficial ownership of Power Integrations’ common stock by:

•	each person known by Power Integrations to be the beneficial owner of more than 5% of Power Integrations common stock,

•	each executive officer named in the Summary Compensation Table,

•	each director and director nominee of Power Integrations, and

•	all executive officers and directors of Power Integrations as a group.

The address for each executive officer, director and director nominee named below is Power Integrations principal executive offices located at 5245 Hellyer Avenue, San Jose, California, 95138.

	Beneficial Ownership
Beneficial Owners(1)	Number of Shares(2)	Percent of Total(3)
5% Stockholders
Wasatch Advisors, Inc.(4)	4,041,376	14.10%
150 Social Hall Avenue Suite 400
Salt Lake City, UT 84111
Franklin Resources, Inc. and affiliates(5)	2,536,049	8.85%
One Franklin Parkway
San Mateo, CA 94403
Lord, Abbett & Co. LLC(6)	1,817,315	6.34%
90 Hudson Street
Jersey City, NJ 07302
FMR Corp.(7)	2,370,000	8.27%
82 Devonshire Street
Boston, MA 02109

	Beneficial Ownership
Beneficial Owners (1)	Number of Shares(2)	Percent of Total(3)
Executive officers and directors
Balu Balakrishnan(8)	1,701,848	5.65%
Derek Bell(9)	297,292	1.03%
Bruce Renouard(10)	254,347	*
John Tomlin(11)	294,642	1.02%
Clifford J. Walker(12)	302,961	1.05%
Alan D. Bickell(13)	94,333	*
Nicholas E. Brathwaite(14)	60,833	*
R. Scott Brown(15)	95,833	*
Balakrishnan S. Iyer(16)	30,000	*
E. Floyd Kvamme(17)	239,306	*
Steven J. Sharp(18)	76,666	*
Dr. James Fiebiger	—	*
All executive officers and directors as a group (13 persons)(19)	3,598,061	11.30%

*	Less than 1%
(1)	Power Integrations believes that the persons named in the table have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws (where applicable) and to the information contained in the footnotes to this table.
(2)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options to purchase common stock. Options to purchase common stock of Power Integrations held by executive officers are immediately exercisable but are subject to vesting. Options to purchase common stock that are exercised prior to full vesting are subject to repurchase by us until the common stock so purchased becomes fully vested. Options to purchase common stock granted to our directors are not immediately exercisable.
(3)	Percentages are based on 28,657,897 shares of common stock outstanding on December 31, 2006, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2006, or March 1, 2007, are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.
(4)	Based on a Form 13F filed with the SEC on February 14, 2007, as of December 31, 2006, Wasatch Advisors, Inc. held 4,041,376 shares.
(5)	Based on a Form 13G filed with the SEC on February 5, 2007, as of December 31, 2006, covering ownership by Franklin Advisers, Inc., Franklin Templeton Portfolio Advisors, Inc. and Franklin Templeton Investments (Asia) Limited, Franklin Advisers, Inc. had sole power to dispose of (or direct the disposition of) 1,583,800 shares and vote (or direct the vote of) 1,545,400 shares, Franklin Templeton Portfolio Advisors, Inc. had sole power to dispose of (or direct the disposition of) and vote (or direct the vote of) 951,719 shares and Franklin Templeton Investments (Asia) Limited had sole power to dispose of (or direct the disposition of) and vote (or direct the vote of) 530 shares.
(6)	Based on a Form 13G filed with the SEC on February 14, 2007, as of December 29, 2006, Lord, Abbett & Co. LLC had sole power to dispose of (or direct the disposition of) 1,817,315 shares and vote (or direct the vote of) 1,530,715 shares.
(7)	Based on a Form 13G filed with the SEC on February 14, 2007, as of December 31, 2006, the reported shares are beneficially owned by Fidelity Management and Research Company (“Fidelity”), a wholly owned subsidiary of FMR Corp. and an investment advisor, as a result of acting as investment advisor to various investment companies. Edward C. Johnson 3d and FMR Corp., through FMR’s control of Fidelity and the funds, each had the sole power to dispose (or direct the disposition of) 2,370,000 shares and the sole power to vote (or direct the vote of) 0 shares.
(8)	Consists of 237,104 shares held by the Balu and Mohini Balakrishnan Family Trust Dated 6-9-1993, of which Mr. Balakrishnan is a trustee, and 1,464,744 shares of common stock issuable upon exercise of options, of which 280,834 shares are unvested as of March 1, 2007 (see footnote 2).

(9)	Includes 292,483 shares of common stock issuable upon exercise of options, of which 62,813 shares are unvested as of March 1, 2007 (see footnote 2).
(10)	Includes 253,032 shares of common stock issuable upon exercise of options, of which 62,813 shares are unvested as of March 1, 2007 (see footnote 2).
(11)	Consists of 7,192 shares held by Mr. Tomlin and his spouse in a joint account and 287,450 shares of common stock issuable upon exercise of options, of which 64,063 shares are unvested as of March 1, 2007 (see footnote 2).
(12)	Includes 293,009 shares of common stock issuable upon exercise of options, of which 65,209 shares are unvested as of March 1, 2007 (see footnote 2).
(13)	Includes 93,333 shares of common stock issuable upon exercise of options exercisable within 60 days after December 31, 2006.
(14)	Includes 56,667 shares of common stock issuable upon exercise of options exercisable within 60 days after December 31, 2006.
(15)	Includes 90,833 shares of common stock issuable upon exercise of options exercisable within 60 days after December 31, 2006.
(16)	Consists of 30,000 shares of common stock issuable upon exercise of options exercisable within 60 days after December 31, 2006.
(17)	Includes 106,666 shares of common stock issuable upon exercise of options exercisable within 60 days after December 31, 2006.
(18)	Consists of 76,666 shares of common stock issuable upon exercise of options exercisable within 60 days after December 31, 2006.
(19)	Consists of (i) shares held by Messrs. Balakrishnan, Bell, Renouard, Tomlin, Walker, Bickell, Brathwaite, Brown, Iyer, Kvamme and Sharp and Dr. Fiebiger, including the shares described in notes 8 through 18 above, and (ii) 150,000 shares of common stock issuable upon the exercise of options held by Mr. Rafael Torres, an executive officer who is not named in the Summary Compensation Table, 128,125 of which options are unvested as of March 1, 2007.

Equity Compensation Plan Information

The following table provides information about Power Integrations’ common stock that may be issued upon the exercise of options and rights under all of the existing equity compensation plans as of December 31, 2005, including the Power Integrations 1988 Stock Option Plan, the Power Integrations 1997 Stock Option Plan, the Power Integrations 1997 Outside Directors Stock Option Plan, the Power Integrations 1997 Employee Stock Purchase Plan and the Power Integrations 1998 Nonstatutory Stock Option Plan.

Plan category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options And Rights(a) (#)		Weighted Average Exercise Price Of Outstanding Options And Rights(b) ($)		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column(a))(c) (#)
Equity compensation plans approved by security holders	28,211 6,767,538 475,834 N/A	(1) (2) (3) (4)	$ $ $ $	0.76 18.78 23.43 N/A	— 3,571,875 226,668 473,092
Equity compensation plans not approved by security holders	298,271	(5)		$19.33	—

Total	7,569,854			$19.02	4,271,635

(1)	Issued under the Power Integrations 1988 Stock Option Plan.
(2)	Issued under the Power Integrations 1997 Stock Option Plan. The number of shares reserved for issuance under the 1997 Stock Option Plan is subject to an automatic increase on January 1, 2007 by a number of shares equal to 3.5% of the issued and outstanding common stock on December 31, 2006.

(3)	Issued under the Power Integrations 1997 Outside Directors Stock Option Plan.
(4)	Issued under the Power Integrations 1997 Employee Stock Purchase Plan.
(5)	Issued under the Power Integrations 1998 Nonstatutory Stock Option Plan.

Although the principal features of the 1998 Nonstatutory Stock Option Plan, also referred to as the 1998 Plan, are summarized below, the summary is qualified in its entirety by the full text of the 1998 Plan. Stockholder approval of the 1998 Plan was not required. A copy of the 1998 Plan can be found as filed on May 12, 2003 with the Securities and Exchange Commission in our Quarterly Report on Form 10–Q.

Material Features of the 1998 Plan

We have reserved a maximum of 1,000,000 shares of Common Stock for issuance under the 1998 Plan. The 1998 Plan permits the grant of nonstatutory stock options to employees and consultants with exercise prices equal to no less than 85% of the fair market value of our Common Stock on the date of grant. Options granted under the 1998 Plan generally vest at the rate of 1/4 of the shares on the first anniversary of the date of grant and 1/48 of the shares monthly thereafter. In general, the maximum term of options is 10 years, subject early termination upon an optionee’s cessation of employment or service. An option will generally remain exercisable for three months following termination for any reason other than death or disability, and six months if termination is due to death or disability. The board of directors may amend or terminate the 1998 Plan at any time.

Item 13. Certain Relationships and Related Transactions.

Director Option Amendments

Certain grants to three of our outside directors, Messrs. Alan Bickell, Nicholas Brathwaite and Scott Brown, were misdocumented with an original grant date and an exercise price that differed from the terms of the original grants (the “Misdocumented Grants”). The directors have agreed with us to modify several of the Misdocumented Grants to increase the exercise price of those grants. These grants were misdocumented with a higher exercise price than originally granted, and we have corrected this misdocumentation. However, these three directors believe that it is important that they not be in a better position, or be perceived to be in a better position, as a result of the administrative errors or corrections, and have agreed to amend those options which had a higher misdocumented exercise price so that the higher misdocumented exercise price will be the actual exercise price. These amendments are described in further detail in Item 9B. Other Information, which description is incorporated by reference here.

Only one of the directors who received Misdocumented Grants, Mr. Brathwaite, has exercised any of these grants. Mr. Brathwaite has delivered to Power Integrations the difference between: (a) the total exercise price, as corrected, of the Misdocumented Grants he exercised; and (b) the total exercise price reflected in the erroneous documentation, which he had previously paid to Power Integrations. The total amount of Mr. Brathwaite’s additional payment to the Power Integrations was $78,290.

Officer Stock Option Amendments for Section 409A Cure

Section 409A of the Internal Revenue Code imposes significant additional taxes on stock options granted with an exercise price lower than the fair market value on the date of grant, which we refer to as “discounted options,” that vest after December 31, 2004. As a result of the revision in the measurement date of the grant of stock options, as described in Item 7 of Part II—”Management’s Discussion and Analysis of Financial Condition and Results of Operation—Restatement of Consolidated Financial Statements” in December 2006, Power Integrations has offered to its current and former officers to amend their stock options to effect a cure permissible under Section 409A. This cure can be effected either by increasing the exercise price to the revised measurement date, or by limiting the time period in which exercises can be made to a specific calendar year.

In December 2006, the following executive officers of Power Integrations agreed to amend some of the outstanding unexercised stock options held by them that have vested or will vest after December 31, 2004 by increasing the options’ exercise prices as set forth below. Modified exercise prices are equal to the closing price on the Nasdaq Global Market of our common stock on the date determined to be the revised measurement date under our methodology used for restating our financial statements. These option amendments are as follows:

Optionee	Number of Unexercised Shares	Original Exercise Price	Modified Exercise Price
Balu Balakrishnan	156,251	$17.75	$18.95
Derek Bell	23,438	$17.75	$18.95
Bruce Renouard	23,438	$17.75	$18.95
John Tomlin	19,401	$17.75	$18.95
Clifford Walker	23,438	$17.75	$18.95

In December 2006, the following executive officers of Power Integrations have agreed to amend certain outstanding unexercised stock options held by them by modifying such options’ exercise period. These option amendments are as follows:

Optionee	Number of Unexercised Shares	Exercise Price	Calendar Year Elected for Exercise Period
Balu Balakrishnan	15,861	$12.10	2007
Balu Balakrishnan	15,390	$12.10	2008
Balu Balakrishnan	26,968	$14.82	2007
Balu Balakrishnan	31,366	$14.82	2008
Derek Bell	8,685	$12.10	2007
Derek Bell	8,684	$12.10	2008
Derek Bell	5,834	$14.82	2007
Derek Bell	5,833	$14.82	2008
Bruce Renouard	21,782	$14.82	2007
Bruce Renouard	20,000	$14.82	2008
Bruce Renouard	1,968	$14.82	2009
John Tomlin	5,811	$14.82	2007
John Tomlin	18,459	$18.60	2007
John Tomlin	18,000	$18.60	2008
Clifford Walker	3,646	$12.10	2007
Clifford Walker	1,968	$14.82	2007
Clifford Walker	6,991	$14.82	2008
Clifford Walker	10,000	$14.82	2009

Other Matters

We have entered into indemnification agreements with each of our executive officers and directors. Such indemnification agreements require us to indemnify these individuals to the fullest extent permitted by law. We also intend to execute these agreements with our future directors and officers.

During the fiscal years ended December 31, 2005 and 2004, there was not, nor is there currently proposed any reportable transaction or series of reportable transactions involving any executive officer, director, director nominee, holder of more than 5% of any class of voting securities of Power Integrations or any immediate family member of the foregoing and Power Integrations, except as discussed above.

Information regarding executive officer benefits agreements with certain executive officers and the chief executive officer benefits agreement is set forth in Item 11 of Part III under the heading “Employment Contracts and Termination of Employment and Change of Control Agreements.”

Item 14. Principal Accountant Fees and Services.

On June 16, 2005, Deloitte & Touche LLP, was appointed as our independent registered public accounting firm. The following table sets forth the aggregate fees billed to Power Integrations for the fiscal years ended December 31, 2005 and 2004, by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, or Deloitte, our current independent registered public accounting firm.

	Fiscal 2005	Fiscal 2004
Audit Fees(1)	$654,000	$—
Audit–Related Fees(2)	1,959,000	—
Tax Fees	—	—
All Other Fees	—	—

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements. Audit fees for 2005 and 2004 include fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.
(2)	Audit-related fees are primarily related to the restatement of our consolidated financial statements.

We did not engage Deloitte to provide advice regarding financial information systems design and implementation during 2005 and 2004.

Termination of KPMG LLP

On June 16, 2005, Power Integrations terminated KPMG LLP (KPMG) as our independent registered public accountants. The decision to terminate KPMG was approved by the audit committee of our board of directors. This event was disclosed in our Form 8-K filed on June 22, 2005.

The following table sets forth the aggregate fees billed to Power Integrations for the fiscal years ended December 31, 2005 and 2004 by KPMG LLP, our former independent registered public accounting firm.

	Fiscal 2005	Fiscal 2004
Audit Fees(1)	$65,000	$790,000
Audit–Related Fees(2)	550,000	—
Tax Fees	—	—
All Other Fees	—	—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements. Audit fees for 2004 include fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.
(2)	Audit-related fees are primarily related to the restatement of our consolidated financial statements.

We did not engage KPMG LLP to provide advice regarding financial information systems design and implementation during 2005 or 2004.

Pre-Approval Policies and Procedures

All the fees for 2005 and 2004 described above were pre-approved by the Audit Committee.

The audit committee has a policy to approve in advance the engagement of the independent registered public accounting firm for all audit services and non-audit services, based on independence, qualifications and, if applicable, performance, and approve the fees and other terms of any such engagement; provided, however, that the audit committee may establish pre-approval policies and procedures for any engagement to render such services, provided that such polices and procedures (a) are detailed as to particular services, (b) do not involve delegation to management of the audit committee’s responsibilities and (c) provide that, at its next scheduled meeting, the audit committee is informed as to each such service for which the independent auditor is engaged pursuant to such policies and procedures. In addition, the audit committee may delegate to one or more members of the committee the authority to grant pre-approvals for such audit and non-audit services, provided that (1) the decisions of such member(s) to grant any such pre-approval shall be presented to the audit committee at its next scheduled meeting and (2) the audit committee has established policies and procedures for such pre-approval of services consistent with the requirements of clauses (a) and (b) above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form:

1. Financial Statements
Page
Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	80
Report of Independent Registered Public Accounting Firm—KPMG LLP	81
Consolidated Balance Sheets	82
Consolidated Statements of Income	83
Consolidated Statements of Stockholders’ Equity	84
Consolidated Statements of Cash Flows	85
Notes to Consolidated Financial Statements	86

2. Financial Statement Schedules

All other schedules, except Schedule II, Valuation and Qualifying Accounts, are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3. Exhibits

See Index to Exhibits at the end of this Report, which is incorporated by reference here. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Power Integrations, Inc.:

We have audited the accompanying consolidated balance sheet of Power Integrations, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended December 31, 2005 listed in Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audit.

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

In our opinion, such 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Power Integrations, Inc.:

We have audited the accompanying consolidated balance sheet of Power Integrations, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the two years ended December 31, 2004 as listed in the index of Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the accompanying consolidated financial statements, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2004 have been restated.

/s/ KPMG LLP

Mountain View, California

March 15, 2005, except as to Note 3,

which is as of March 8, 2007.

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2005	2004
		As restated (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,879	$107,396
Short-term investments	16,200	1,249
Accounts receivable, net of allowances of $469 and $382, respectively	13,488	12,750
Inventories	17,929	25,473
Deferred tax assets	1,551	3,216
Prepaid expenses and other current assets	1,328	2,600

Total current assets	160,375	152,684

PROPERTY AND EQUIPMENT, net	48,890	51,718
INVESTMENTS	4,422	25,911
DEFERRED TAX ASSETS	9,221	7,530
OTHER ASSETS	14,013	3,173

	$236,921	$241,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,410	$8,744
Accrued payroll and related expenses	7,038	5,824
Taxes payable	10,277	6,643
Deferred income on sales to distributors	3,479	3,058
Other accrued liabilities	1,358	991

Total current liabilities	27,562	25,260

COMMITMENTS AND CONTINGENCIES (NOTES 5 and 9)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value
Authorized—3,000,000 shares
Outstanding—None	—	—
Common Stock, $0.001 par value
Authorized—140,000,000 shares
Outstanding—29,366,720 and 30,491,967, respectively	29	30
Additional paid-in capital	134,196	158,613
Deferred compensation	(746)	(3,076)
Accumulated translation adjustment	(121)	(114)
Retained earnings	76,001	60,303

Total stockholders’ equity	209,359	215,756

	$236,921	$241,016

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the accompanying notes to consolidated financial statements.

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
		As restated (1)	As restated (1)
NET REVENUES	$143,071	$136,653	$125,682
COST OF REVENUES	72,979	71,856	63,496

GROSS PROFIT	70,092	64,797	62,186

OPERATING EXPENSES:
Research and development	17,111	15,440	20,107
Sales and marketing	18,314	16,070	17,166
General and administrative	15,665	7,969	10,868

Total operating expenses	51,090	39,479	48,141

INCOME FROM OPERATIONS	19,002	25,318	14,045

OTHER INCOME (EXPENSE):
Interest income	3,820	1,809	1,520
Interest expense	(218)	265	(106)
Other, net	(453)	(754)	(511)

Total other income	3,149	1,320	903

INCOME BEFORE PROVISION FOR INCOME TAXES	22,151	26,638	14,948
PROVISION FOR INCOME TAXES	6,453	6,138	3,511

NET INCOME	$15,698	$20,500	$11,437

EARNINGS PER SHARE:
Basic	$0.53	$0.67	$0.39

Diluted	$0.51	$0.64	$0.36

SHARES USED IN PER SHARE CALCULATION:
Basic	29,568	30,802	29,473

Diluted	30,843	32,229	31,488

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the accompanying notes to consolidated financial statements.

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Translation Adjustment	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2002
As reported	28,628	$28	$89,473	$—	$(117)	$51,249	$140,633
Adjustment to opening stockholders’ equity (1)	—	—	40,062	(11,501)	—	(22,883)	5,678

BALANCE AT DECEMBER 31, 2002
As Restated (1)	28,628	28	129,535	(11,501)	(117)	28,366	146,311
Issuance of common stock under employee stock option plan	1,621	2	21,601	—	—	—	21,603
Issuance of common stock under employee stock purchase plan	159	—	1,949	—	—	—	1,949
Excess income tax benefits from employee stock option exercises (1)	—	—	3,297	—	—	—	3,297
Stock-based compensation expense for variable awards (1)	—	—	4,554	(132)	—	—	4,422
Stock-based compensation expense for fixed awards (1)	—	—	907	(772)	—	—	135
Amortization of deferred stock-based compensation (1)	—	—	—	5,404	—	—	5,404
Translation adjustment	—	—	—	—	(4)	—	(4)
Net income, as restated (1)	—	—	—	—	—	11,437	11,437

BALANCE AT DECEMBER 31, 2003
As Restated (1)	30,408	30	161,843	(7,001)	(121)	39,803	194,554
Issuance of common stock under employee stock option plan	492	—	6,805	—	—	—	6,805
Repurchase of common stock	(590)	—	(11,799)	—	—	—	(11,799)
Issuance of common stock under employee stock purchase plan	182	—	2,294	—	—	—	2,294
Excess income tax benefits from employee stock option exercises (1)	—	—	2,108	—	—	—	2,108
Stock-based compensation expense for variable awards (1)	—	—	(2,558)	491	—	—	(2,067)
Stock-based compensation expense for fixed awards (1)	—	—	(80)	117	—	—	37
Amortization of deferred stock-based compensation (1)	—	—		3,317	—	—	3,317
Translation adjustment	—	—	—	—	7	—	7
Net income, as restated (1)	—	—	—	—	—	20,500	20,500

BALANCE AT DECEMBER 31, 2004
As Restated (1)	30,492	30	158,613	(3,076)	(114)	60,303	215,756
Issuance of common stock under employee stock option plan	414	—	5,467	—	—	—	5,467
Repurchase of common stock	(1,692)	(1)	(33,661)	—	—	—	(33,662)
Issuance of common stock under employee stock purchase plan	153	—	2,407	—	—	—	2,407
Excess income tax benefits from employee stock option exercises	—	—	646	—	—	—	646
Stock-based compensation expense for variable awards	—	—	744	16	—	—	760
Stock-based compensation expense for fixed awards	—	—	(20)	27	—	—	7
Amortization of deferred stock-based compensation	—	—	—	2,287	—	—	2,287
Translation adjustment	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	15,698	15,698

BALANCE AT DECEMBER 31, 2005	29,367	$29	$134,196	$(746)	$(121)	$76,001	$209,359

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the accompanying notes to consolidated financial statements.

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
		As restated (1)	As restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,698	$20,500	$11,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,264	6,880	6,846
Stock-based compensation expense	3,118	1,288	9,888
Deferred income taxes	(24)	737	1,664
Deferred rent	—	—	(725)
Provision for accounts receivable and other allowances	593	445	704
Tax benefit associated with employee stock plans	646	2,108	3,297
Stock compensation to non-employees	7	37	135
Change in operating assets and liabilities:
Accounts receivable	(1,331)	(2,360)	(2,492)
Inventories	7,473	(2,241)	(8,085)
Prepaid expenses and other assets	1,121	295	(2,909)
Accounts payable	(3,170)	396	1,719
Taxes payable and other accrued liabilities	5,208	1,501	507
Deferred income on sales to distributors	421	493	(153)

Net cash provided by operating activities	36,024	30,079	21,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,190)	(6,363)	(37,815)
Acquisition of technology patents/licenses	(1,101)	(1,740)	(1,419)
Note to supplier	(10,000)	—	—
Purchases of available-for-sale investments	—	(45,775)	(18,765)
Proceeds from sales of available-for-sale investments	11,200	52,890	450
Purchases of held-to-maturity investments	(7,806)	(30,183)	(6,210)
Proceeds from sales of held-to-maturity investments	3,144	19,182	33,126

Net cash used in investing activities	(7,753)	(11,989)	(30,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	7,874	9,101	23,554
Repurchase of common stock	(33,662)	(11,799)	—
Principal payments under capitalized lease obligations	—	(41)	(233)

Net cash (used in) provided by financing activities	(25,788)	(2,739)	23,321

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,483	15,351	14,521
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107,396	92,045	77,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,879	$107,396	$92,045

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$(165)	$32	$(1,447)

Deferred stock compensation	$717	$(2,677)	$5,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$7

Cash paid for income taxes, net	$1,385	$(157)	$406

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” of the accompanying notes to consolidated financial statements.

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

1. THE COMPANY:

Power Integrations, Inc. (the “Company”), which was incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits for use primarily in AC-DC and DC-DC power conversion in the following major markets: consumer, communications, computer and industrial electronics.

The Company is subject to a number of risks including, among others, the volume and timing of orders received from customers, competitive pressures on selling prices, the demand for its products declining in the major end markets it serves, SEC and U.S Department of Justice investigations and stockholder litigation related to the Company’s recent internal investigation (see notes 3 and 9), recently enacted changes in securities laws and regulations, including the Sarbanes-Oxley Act of 2002, the inability to adequately protect or enforce its intellectual property rights, expenses it is required to incur in connection with its litigation against Fairchild Semiconductor and System General Corporation, the volume and timing of orders placed by it with its wafer foundries and assembly subcontractors, fluctuations in the exchange rate between the U.S. dollar and the Japanese yen, the licensing of its intellectual property to one of its wafer foundries, the lengthy timing of its sales cycle, undetected defects and failures in meeting the exact specifications required by its products, reliance on its international sales activities which account for a substantial portion of net revenues, its ability to develop and bring to market new products and technologies on a timely basis, the ability of its products to penetrate additional markets, attraction and retention of qualified personnel in a competitive market, changes in environmental laws and regulations, the adoption of anti-takeover measures, the volatility of the future trading price of its common stock and earthquakes, terrorist acts or other disasters.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany transactions and balances.

Reclassifications

In the accompanying consolidated balance sheet as of December 31, 2004, the Company has reclassified the balance of auction rate securities (for which interest rates reset in less than 90 days, but for which the underlying maturity date is longer than 90 days) and callable securities (for which interest rates reset between 90 days and 1 year, but for which the underlying maturity date exceeds 1 year) from cash and cash equivalents or short-term investments to long-term investments. For details on this reclassification See Note 3, “Restatement of Consolidated Financial Statements,” The Company had no auction rate securities at December 31, 2005.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for receivables and inventories. These estimates are based on historical facts and various other assumptions that the Company believes to be reasonable at the time the estimates are made.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash and Cash Equivalents and Investments

The Company considers cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of December 31, 2005 and 2004, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were valued using the amortized cost method, which approximates fair market value. All investments were classified as held-to-maturity, except auction rate securities which were classified as available-for-sale.

The table below summarizes the carrying value of the Company’s investments by major security type (in thousands):

	December 31,
	2005	2004
		As restated
Cash Equivalents:
Taxable securities	$86,037	$89,408
Tax-exempt securities	6	—

Total cash equivalents	86,043	89,408

Short-term Investments:
U.S. corporate securities	1,670	249
U.S. government securities	14,530	1,000

Total short-term investments	16,200	1,249

Investments, matures in excess of 1 year	4,422	25,911

Total investment securities	$106,665	$116,568

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

	December 31,
	2005	2004
		As restated
Raw materials	$1,683	$1,391
Work-in-process	6,431	7,288
Finished goods	9,815	16,794

	$17,929	$25,473

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
		As restated
Land	$16,453	$16,453
Building and improvements	25,049	24,872
Machinery and equipment	41,130	38,833
Office furniture and equipment	13,249	13,012

	95,881	93,170
Accumulated depreciation	(46,991)	(41,452)

	$48,890	$51,718

Depreciation and amortization of property and equipment are provided using the straight-line method over the following useful lives:

Building and improvements	4-40 years or life of lease agreement, if shorter
Machinery and equipment	2-5 years
Office furniture and equipment	4 years

Total fixed assets located in the United States at December 31, 2005, 2004 and 2003 was approximately 85%, 87% and 91%, of total long-lived assets, respectively. Of the total long-lived assets located in foreign countries, there was no specific country that held a material amount.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Currently the Company has no impairment of long-lived assets nor any assets held for disposal.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
		As restated	As restated
Basic earnings per share:
Net income	$15,698	$20,500	$11,437

Weighted average common shares	29,568	30,802	29,473

Basic earnings per share	$0.53	$0.67	$0.39

Diluted earnings per share:
Net income	$15,698	$20,500	$11,437

Weighted average common shares	29,568	30,802	29,473
Effect of dilutive securities:
Stock options	1,264	1,386	1,962
Employee stock purchase plan	11	41	53

Diluted weighted average common shares	30,843	32,229	31,488

Diluted earnings per share	$0.51	$0.64	$0.36

Options to purchase 1,969,496, 1,639,142 and 314,619 shares of Company’s common stock outstanding for the years ended December 31, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share. This was due to the exercise prices of the options to purchase shares of the Company’s common stock being greater than the average market price of the Company’s common stock during those periods, and therefore, their effect would have been antidilutive.

Comprehensive Income

Comprehensive income for the Company consists of net income plus the effect of foreign currency translation adjustments and unrealized gains / losses on available for sale securities, net of income taxes, which is not material for each of the three years ended December 31, 2005. Accordingly, comprehensive income closely approximates actual net income.

Segment Reporting

The Company is organized and operates as one business segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC-DC and DC-DC power conversion markets. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Revenue Recognition, Significant Customers

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers from the Company’s facility in California are delivered at frontier, which is commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country, and revenue is recognized upon the arrival of the Company’s product in that country. Beginning in December 2005, shipping terms to the Company’s

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

international OEMs and merchant power supply manufacturers shipped from the Company’s facility outside of the United States are EX Works (EXW), meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouse. Shipments to North American OEMs and merchant power supply manufacturers are FOB-point of origin meaning revenue is recognized upon shipment, when the title is passed to the customer.

Sales to distributors are made under terms allowing certain rights of return and protection against subsequent price declines on the Company’s products held by the distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The Company determines the amounts to defer based on the level of actual inventory on hand at its distributors as well as inventory that is in transit to its distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets.

Net revenue is reduced by estimated sales returns and allowances. The Company analyzes the following factors: historical returns, current economic trends, levels of inventories of the Company’s products held by its customers, and changes in customer demand and acceptance of the Company’s products and uses this information to review and determine the adequacy of the reserve. This reserve represents a reserve of the gross margin on estimated future returns and is reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue equal to the expected customer credit memo and a corresponding credit is made to cost of revenues equal to the estimated cost of the returned product. The net difference, or gross margin, is recorded as an addition to the reserve.

Approximately 50% to 60% of the Company’s sales are made to distributors. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. In these circumstances, the distributor submits a request to the Company for a lower “sell-in” price on a specific end-customer transaction or a series of transactions. After the distributor ships product to its customer under an approved transaction, the distributor submits a “ship & debit” claim to the Company to adjust its cost from the standard price to the approved lower price. After verification by the Company, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. The Company maintains a reserve for these credits that appears as a reduction to accounts receivable in the Company’s accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in the Company’s net revenues. To establish the adequacy of its reserves, the Company analyzes historical ship and debit payments and levels of inventory in the distributor channels.

From time to time the Company will reduce the distribution list price. As a result, the Company gives distributors protection, in the form of credits, against price declines on products they hold. The credits are referred to as “price protection.” Since the Company does not recognize revenue until the distributor sells the product to its customers, the Company generally does not need to provide reserves for price protection. However, in rare instances the Company must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, the Company will maintain a reserve for these credits that appears as a reduction to accounts receivable in the Company’s accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in the Company’s net revenues. The Company analyzes distribution price declines and levels of inventory in the distributor channels in determining the reserve levels required.

For the years ended December 31, 2005, 2004 and 2003, the Company’s top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 69%, 71% and 76% of net revenues, respectively.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following distribution customers accounted for more than 10% of total net revenues:

	Year Ended December 31,
Customer	2005	2004	2003
Avnet (formerly Memec)	19%	19%	25%
Synnex Technologies	18%	19%	20%

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers in foreign countries, are comprised of the following:

	Year Ended December 31,
	2005	2004	2003
		As restated	As restated
Taiwan	27%	25%	26%
Hong Kong/China	24%	26%	30%
Korea	20%	19%	19%
Western Europe	10%	9%	7%
Germany	4%	5%	5%
Japan	5%	4%	3%
Singapore	3%	2%	2%
Other	—%	2%	1%

Total export sales	93%	92%	93%

The remainder of the Company’s sales are primarily to customers within North America.

Product Sales

Sales of TOPSwitch and TinySwitch products accounted for 95%, 97% and 98% of total net revenues in 2005, 2004 and 2003, respectively. TOPSwitch products include TOPSwitch, TOPSwitch II, TOPSwitch-FX, and TOPSwitch-GX. TinySwitch products include TinySwitch and TinySwitch II.

Revenue mix by product family is comprised of the following:

	Year Ended December 31,
Product Family	2005	2004	2003
TinySwitch-I and-II	57%	54%	51%
TopSwitch-FX and-GX	27%	28%	27%
TopSwitch-I and-II	11%	15%	20%
LinkSwitch and DPA-Switch	5%	3%	2%

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue mix by end markets served is comprised of the following:

	Year Ended December 31,
End Market	2005	2004	2003
Consumer	30%	33%	28%
Communications	29%	31%	36%
Computer	23%	22%	22%
Industrial	11%	8%	8%
Other	7%	6%	6%

Foreign Currency Risk

The Company does not currently employ a foreign currency hedge program utilizing foreign currency forward exchange contracts. The Company maintains a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the years ended December 31, 2005, 2004 and 2003, the Company realized a foreign exchange transaction loss of approximately $167,000, $336,000 and $194,000, respectively. These amounts are included in “other income (expense)” in the accompanying consolidated statements of income.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $0.8 million, $0.6 million, and $0.6 million, in 2005, 2004 and 2003, respectively.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employee stock options rather than the alternative fair value method allowed by SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted. For grants determined to be “fixed” under APB 25, the Company recognizes compensation expense in its statement of income using the straight-line method over the vesting period based upon the difference between the exercise price of the Company’s employee stock option grants and the market price of the underlying common stock on the measurement date of the option. No compensation expense is recognized in the Company’s consolidated income statement for fixed awards when the exercise price of the Company’s employee stock option grants equals the market price of the underlying common stock on the measurement date of the option. The measurement date is the date when the number of shares and exercise price are known with finality. For grants determined to be “variable” under APB 25, the Company remeasures, and reports in its statement of income, the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.

Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. Had compensation expense been determined under a fair value method consistent with SFAS No. 123 and related interpretations, the Company’s net income would have been decreased to the following pro forma amounts (in thousands, except per share information).

	Year Ended December 31,
	2005	2004	2003
		As restated (1)	As restated (1)
Net income, as reported	$15,698	$20,500	$11,437
Add stock-based employee compensation expense included in reported net income, net of tax	2,383	619	5,732
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(18,487)	(20,119)	(20,843)

Pro forma net income (loss)	$(406)	$999	$(3,674)

Basic earnings per share:
As reported	$0.53	$0.67	$0.39
Pro forma	$(0.01)	$0.03	$(0.12)
Diluted earnings per share:
As reported	$0.51	$0.64	$0.36
Pro forma	$(0.01)	$0.03	$(0.12)

(1)	The pro forma amounts in the years ended December 31, 2004 and 2003 have been restated to reflect a correction in the assumptions regarding the Company’s expected life of stock options. The expected life of 5.2 years and 4.9 years previously reported in 2004 and 2003, respectively, is now 6.03 years for both 2004 and 2003. In relation to the correction of the expected life the Company made corresponding changes to the weighted average volatility and the risk-free interest rates. In addition, the Company has corrected the measurement date of some of its option grants as a result of its special investigation. See Note 3, “Restatement of Consolidated Financial Statements.”

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
		As restated	As restated
Risk-free interest rates	2.98%-4.49%	1.20%-4.39%	1.13%-4.18%
Expected volatility rates	59%-85%	77%-92%	89%-97%
Expected dividend yield As reported	—	—	—
Expected life of stock options (years)	6.03	6.03	6.03
Weighted-average grant date fair value of options granted	$13.17	$19.29	$15.77

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
		As restated	As restated
Risk-free interest rates	3.19%	2.14%	1.32%
Expected volatility rates	47%	53%	74%
Expected dividend yield	—	—	—
Expected life (years)	1.0	1.0	1.0
Weighted-average estimated fair value of purchase rights	$8.94	$8.33	$11.66

Fair Value of Financial Instruments

The estimated fair value of the Company’s note to its supplier was approximately $9.9 million at December 31, 2005. The fair value was estimated using a pricing model incorporating current market rates. The note had a carrying cost of $10.0 million at December 31, 2005.

The carrying value of cash, cash equivalents, investments (excluding the Company’s note to its supplier), accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2005 and 2004, because of the relatively short maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2005 and 2004, approximately 69% and 82% of accounts receivable, respectively, were concentrated with ten customers. The Company had two distribution customers that represented 18% and 11% of accounts receivable as of December 31, 2005, and the same two customers represented 26% and 29% of accounts receivable as of December 31, 2004.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration in the Available Sources of Supply of High-Voltage Molding Compound

The integrated circuit assembly process requires the Company’s manufacturers to use a high-voltage molding compound available from only one vendor, which is difficult to process. This compound and its required processes, together with the other non-standard materials and processes needed to assemble its products, require a more exacting level of process control than normally required for standard packages. Unavailability of the sole source compound or problems with the assembly process can materially adversely affect yields and cost to manufacture.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position (FSP) No.109-1 (FAS 109-1), Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the AJCA). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109. The Company will not be repatriating foreign earnings for the purpose of applying SFAS No. 109, Accounting for Income Taxes, and therefore the act will not have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS 123(R)), which replaces SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. The pro forma disclosures previously permitted under SFAS 123 no longer will be permitted. In March 2005, the SEC also issued Staff Accounting Bulletin 107 (SAB 107), Share-Based Payment, which expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is required to adopt SFAS 123(R), beginning January 1, 2006. The Company has elected to use the modified-prospective method to transition to

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS 123(R). Under this method compensation expense shall be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R). The Company expects to use the Black-Scholes valuation approach to determine fair value and to recognize the corresponding expense using the single option approach. Further, the Company expects that the adoption of SFAS 123(R) will have a material impact on its consolidated results of operations and earnings per share.

In March 2005, the FASB issued FSP No. 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FSP 46(R)-5), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 became applicable to the Company in the quarter ended June 30, 2005. FSP 46(R) had no impact on the Company’s consolidated results of operations and financial condition as of December 31, 2005.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company has adopted FIN 47 in the current year, and the adoption of this standard did not have a material impact on the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) that replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The Company has adopted this pronouncement as of January 1, 2006 for error corrections made on or after the date of adoption, and additional disclosures are included in note 3 of notes to the consolidated financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be adopted by the Company in the first quarter of fiscal 2006, and such adoption is not anticipated to have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109 (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for the Company beginning in the first quarter of 2007. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In July 2006, the FASB issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation) (EITF 06-3). The adoption of EITF 06-3 did not have an impact on the Company’s consolidated financial position and results of operations. The Company’s accounting policy has been to present the above-mentioned taxes on a net basis, excluded from revenues.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for the Company’s fiscal year 2006. The Company currently does not believe that the adoption of SAB 108 will have a material impact on its consolidated financial position and results of operation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial position and results of operation.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of SFAS 158 require an employer with publicly traded equity securities to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not believe that the adoption of the provisions of SFAS No. 158 will materially impact its consolidated financial position and results of operation.

3. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

Background

Based upon an investigation and determinations made by a Special Committee of the board of directors and management’s undertaking of a separate review of historical stock option activity subsequent to the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company identified errors in its accounting related to stock option compensation expense in prior periods.

The Company announced on March 13, 2006 that a Special Committee of the board of directors was conducting an internal investigation of its practices related to stock option grants to officers, directors and employees, and related matters. The Special Committee was comprised of disinterested members of the Company’s board of directors and was assisted by independent outside legal counsel and accounting experts.

On May 24, 2006, the Special Committee advised the board of directors of its final conclusion that, among other things, the recorded grant dates for certain option grants should not be relied upon. After receiving the Special Committee’s conclusions and consistent with those conclusions, the Company reviewed stock option grants during the period from 1998 through June 2006. The Company developed and applied certain methodologies in determining the revised measurement dates for option grants during the periods from 1998 through 2005.

In addition to restatements for stock-based compensation charges and the related income and payroll tax effects, the Company recorded adjustments to correct other errors that occurred in the periods ended December 31, 2001 through the third quarter of 2005, which have been reflected in the accompanying restated consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restatement Adjustments

The Company’s restated consolidated financial statements incorporate stock-based compensation expense, payroll tax expense, and other accounting adjustments, including the income tax impacts of the restatement adjustments. The restatement adjustments result in a $29.4 million reduction of retained earnings as of December 31, 2004. This amount includes an increase in the Company’s previously reported consolidated net income of approximately $0.1 million for the year ended December 31, 2004, and a reduction in the Company’s previously reported consolidated net income of approximately $6.6 million for the year ended December 31, 2003. The total restatement impact for the years ended December 31, 1998 through December 31, 2002, of $22.9 million, has been reflected as a prior period adjustment to beginning retained earnings as of January 1, 2003. The Company also recorded restatement adjustments to its condensed consolidated financial statements for the three quarters ended September 30, 2005. See Note 12 “Selected Quarterly Information, as Restated” of the Company’s notes to consolidated financial statements for more information on the Company’s quarterly information. The following table summarizes the impact of the restatement adjustments on beginning retained earnings as of January 1, 2003, and net income for the years ended December 31, 2004 and 2003 (in thousands):

	Net Income Year Ended December 31,		Retained Earnings As Of Jan. 1,
	2004	2003	2003
As previously reported	$20,367	$18,085	$51,249
Adjustments:
Stock compensation expense	(1,288)	(9,888)	(29,597)
Payroll taxes, interest and penalties	1,289	(254)	(2,282)
Other miscellaneous accounting adjustments	(107)	(28)	512
Income tax benefit (provision)	239	3,522	8,484

Total adjustments	133	(6,648)	(22,883)

As adjusted	$20,500	$11,437	$28,366

The table below presents the impact of the individual restatement adjustments, and are explained in further detail following the table (in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000	1999	1998
STOCK COMPENSATION:
New hire non-officer stock option grants accounted for as being made prior to the terms being fixed	$264	$411	$542	$506	$556	$431	$—
Stock option grants with insufficient or incomplete corporate approvals	3,053	4,992	7,978	6,429	6,127	4,175	24
Stock option grants cancelled and repriced	(2,067)	4,422	(107)	1,418	—	—	—
Accelerated vesting and other matters related to stock-based compensation	38	63	(49)	(171)	171	1,567	—

Total stock compensation expense	1,288	9,888	8,364	8,182	6,854	6,173	24
PAYROLL TAXES, INTEREST AND PENALTIES	(1,289)	254	574	172	1,468	68	—

Total stock compensation related adjustments	(1)	10,142	8,938	8,354	8,322	6,241	24

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2004	2003	2002	2001	2000	1999	1998
OTHER MISCELLANEOUS ACCOUNTING ADJUSTMENTS:
Correction of sales returns reserve	$(14)	$14	$348	$(872)	$—	$—	$—
Correction of period of charge for cost of wafers used in engineering	108	—	—	—	—	—	—
Record unfunded post-employment health benefit obligation	13	14	12	—	—	—	—

Total other miscellaneous accounting adjustments	107	28	360	(872)	—	—	—

Total adjustments to income before income tax	106	10,170	9,298	7,482	8,322	6,241	24
INCOME TAX BENEFIT	239	3,522	3,829	1,095	2,033	1,515	12

Total (increase) decrease to net income	$(133)	$6,648	$5,469	$6,387	$6,289	$4,726	$12

(DECREASE) INCREASE IN DILUTED EARNINGS PER SHARE	$0.00	$(0.21)	$(0.19)	$(0.22)	$(0.22)	$(0.17)	$0.00

Stock Compensation—These adjustments are from the Company’s determination, based upon the Special Committee’s investigation and the Company’s subsequent reviews and analyses, that the initially recorded measurement dates for various categories of option grants could not be relied upon. These categories included the following:

•

New hire non-officer stock option grants accounted for as being made prior to the terms being fixed. The Company’s practice was to set the exercise price of new hire non-officer awards based upon the fair value of its stock on the employee’s hire date or the last day of the month of the employee’s first month of employment, whichever was lower. Because this determination was made at the end of the month of hire, the last day of the month of the employee’s first month of employment was determined to be the first date when the number of shares and the price of each grant were known with finality. Grants accounted for as being made before the last day of the month of the employee’s first month of employment (options to purchase an aggregate of 1,214,550 shares) were accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

•

Stock option grants with insufficient or incomplete corporate approvals. The Company determined that for certain stock option grants the number of shares and the exercise price were not known with finality at the original measurement date. The Company determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained, including the finalization of the number of stock options allocated and the related exercise price. The Company adopted a methodology to remeasure these option grants to a revised measurement date, as described below, and accounted for these grants (options to purchase an aggregate of 6,358,639 shares) as fixed awards under APB 25.

•

Stock option grants determined to have been cancelled and repriced. The Company determined that the terms of certain stock option grants (options to purchase an aggregate of 415,000 shares) may have been communicated to employees and that those terms were subsequently modified. The Company concluded that such modifications constitute repricings, and therefore, these stock option grants should have been accounted for as variable awards for accounting purposes.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

Accelerated vesting and other matters related to stock-based compensation. Accelerated vesting consists primarily of the acceleration of stock option vesting (options to purchase an aggregate of 341,174 shares) upon termination of a few employees prior to 2001, which resulted in stock-based compensation expense which had not previously been recorded. The other matters relate primarily to the impact of the capitalization in inventory of stock-based compensation in 2001 through 2005.

Payroll taxes, interest and penalties—In connection with the stock-based compensation adjustments, the Company determined that certain options previously classified as Incentive Stock Option, or ISO, grants were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. The Company refers to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes the Company to additional payroll related withholding taxes on the exercise of these Affected ISOs granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. The payroll taxes, interest and penalties were recorded as expenses in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the payroll taxes, interest and penalties were reversed, and recognized as a reduction in the related functional expense category in the Company’s consolidated statements of income. The fluctuations in the restatement adjustments in the table above are the result of: (1) the timing of stock option exercises, and (2) the reversals of expenses previously recorded due to the expiration of statutes of limitations. The net tax liability at December 31, 2005 for this potential disqualification of ISO tax treatment for option awards totaled $1.1 million.

Other miscellaneous accounting adjustments—In addition to stock-based compensation charges, the Company recorded adjustments that occurred in the periods ended December 31, 2001 through the third quarter of 2005 that had not been previously reflected in its restated consolidated financial statements. These restatements relate primarily to a correction of the Company’s sales return reserve, which should have been reduced in 2001. In addition, the Company also corrected the period of charge for certain wafers used in engineering and recorded an unfunded post-employment health benefit obligation.

Further, the Company corrected the classification of the balance of auction rate securities (for which interest rates reset in less than 90 days, but for which the underlying maturity date is longer than 90 days), and callable securities (for which interest rates reset between 90 days and 1 year, but for which the underlying maturity date exceeds 1 year) from cash and cash equivalents or short-term investments to long-term investments, as of December 31, 2004 and 2003. The consolidated statements of cash flows were also corrected for the effects of the aforementioned restatements as well as to correct for the non-cash effects of property and equipment purchases recorded, but not yet paid for, at each period end.

Income tax benefit—The Company reviewed the income tax effect of the stock-based compensation charges, and the Company believes that the proper income tax accounting for U.S. stock options under generally accepted accounting principles depends, in part, on the tax distinction of the stock options as either ISOs or non-qualified stock options, or NSO’s. Although some of the Affected ISOs were originally intended to be ISOs, the Company noted that, under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant. Because of the potential impact of the measurement date changes on the qualified status of Affected ISOs, the Company has determined that all Affected ISOs might not be qualified ISOs under the tax regulations, and therefore should be accounted for as if they were NSO’s for income tax accounting purposes.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has recorded a net income tax benefit of approximately $12.2 million in connection with the stock-based compensation related expense and other restatement adjustments during the period from fiscal year 1998 to December 31, 2004, net of estimated limitations under IRC §162(m). This tax benefit has resulted in an increase of the Company’s deferred tax assets for all U.S. affected stock options prior to the exercise or forfeiture of the related options. The Company recorded no tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because the Company determined that it could not receive tax benefits outside of the U.S. Further, the Company limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or paid-in capital in the period of exercise or forfeiture.

Partially offsetting the income tax benefit on the restatement adjustments described above, the Company also recorded an income tax expense of approximately $692,000 during fiscal year 2003 to correct for an error in the determination of the effect of a cost sharing arrangement with one of its subsidiaries.

Further, the Company recorded restatements aggregating approximately $1.2 million to record additional indirect tax benefits resulting from the exercise of certain stock options in 2002 and 2003. Although these entries had no impact on the Company’s consolidated statements of income, they decreased income taxes payable and increased additional paid-in capital in its consolidated balance sheet as of January 1, 2004.

The Company’s board of directors has ratified each of the options granted, and the Company intends to honor each stock option granted pursuant to the terms of the applicable stock option plan and stock option agreement.

Accounting Considerations—Stock-Based Compensation

The Company originally accounted for all employee, officer and director stock option grants as fixed grants under APB 25, using a measurement date of the recorded grant date. The Company issued all grants with an exercise price equal to the fair market value of its common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense.

As a result of the Special Committee findings, and the Company’s own further review of its stock option granting practices, the Company determined that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. In some instances, the Company was only able to locate sufficient evidence to identify the measurement date described in APB 25, the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a possible range of dates. As a result, the Company developed a methodology to establish the revised measurement date primarily by using communication dates as its estimate of the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known with finality. Using the methodology described below the Company concluded that it was appropriate to revise the measurement dates for these grants based upon its findings, and the Company refers to these revised measurement dates as the “Deemed Measurement Dates”. The Company calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the Deemed Measurement Dates of stock option awards determined to be “fixed” under APB 25 and the vesting provisions of the underlying options. The Company calculated the intrinsic value on the Deemed Measurement Date as the closing price of its common stock on such date as reported on the Nasdaq National Market, now the Nasdaq Global Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. The Company recognizes these amounts as compensation expense over the vesting period of the

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

underlying options (generally four years). The Company also determined that variable accounting treatment was appropriate under APB 25 for certain stock option grants to three officers for which evidence was obtained that the terms of the options may have been communicated to those officers and that those terms were subsequently modified (stock options cancelled and repriced). When variable accounting is applied to stock option grants, the Company remeasures, and reports in its consolidated statement of income, the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.

The methodology the Company used to determine the Deemed Measurement Dates associated with prior stock option grants was as follows:

New Hire Non-Officer Employee Stock Options—The Company determined the Deemed Measurement Date for each of these grants to be the last day of the month of the employee’s first month of employment. The Company’s practice was to set the exercise price of these awards at the end of the month of hire, and therefore the Company determined that the last day of the month of the employee’s first month of employment was the first date when the number of shares and the price of each grant were known with finality.

All Other Stock Options—The Company determined the Deemed Measurement Date for each stock option grant, other than grants of new hire non-officer employee options, to be the Approval Date for the stock option, provided the Approval Date criteria set forth below were met. If the criteria for use of the Approval Date were not met, then the Company used the Communication Date, as defined below, as the Deemed Measurement Date for the stock option.

•

“Approval Date”—The Approval Date was the date of approval set forth in executed minutes or a fully-executed consent of the board of directors, compensation committee or stock option committee documenting the grant of the stock option. However, the Company generally only used the Approval Date as the Deemed Measurement Date if both:

(1)	there was documentary evidence that the allocation of the shares had been finalized, and the written consent, if applicable, was executed, on that date ; and

(2)	the Communication Date for the stock option was within 30 days of the date of approval set forth in the documentary evidence.

•

“Communication Date”—The Company defines the “Communication Date” as the date the Company determined the key terms of the option (both the number of shares and the exercise price) had initially been communicated to the optionee. In the absence of specific documentary evidence of initial communication, the Company generally determined the Communication Date to be the earliest of:

(1)	the date the employee record of the grant of the stock option was added to the stock option database application, or the latest recordation date in the case of a group of grants (the “Record Add Date”);

(2)	the optionee manual signature date on the stock option agreement, or the earliest optionee manual signature date in the case of a group of grants (the “Stock Option Agreement Date”); and

(3)	for officers and directors, the date that a Form 3 or 4 was filed with the SEC with respect to the grant (the “Form 3/4 Date”).

However, the Company did not consider the Record Add Date in its determination if the Stock Option Agreement Date was more than 30 days after the Record Add Date in the case of individual grants and grants to groups of less than five, or more than 10 days after the Record Add Date in the case of grants to groups of five or more The Company made the distinction regarding small and large groups because the

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company would expect to see at least one agreement returned to the Company within 10 days with larger groups of optionees; but with small groups, the probability of seeing an agreement returned to the Company within 10 days was less likely.

When applying this methodology to groups of grants, the Company generally determined the Communication Date for the group to be the latest Record Add Date, the earliest Stock Option Agreement Date, or Form 3/4 Dates as the Company determined that, under the Company’s stock option grant process, the terms of stock options were communicated concurrently to each member of a group. The Company excluded a limited number of options, or “Outliers”, from the determination of the latest Record Add Date and the earliest Stock Option Agreement Date for a group of grants when, based upon available evidence, it considered the Outlier dates as not reliable as to the date that the terms of the stock option grants were communicated to the group.

Outside Director Automatic Stock Option Grants

The Company has determined that, as a result of administrative errors, a total of 16 grants representing options to purchase 180,000 shares under the Outside Directors Plan collectively to three of its outside directors were documented as having been made on dates other than as set forth in the Outside Directors Plan. The Company has corrected the documentation of these grants to reflect the correct dates and exercise prices, as automatically established under the Outside Directors Plan. Because these actions were corrections of administrative errors in the documentation, rather than changing any of the terms of the stock option grants as automatically granted, the Company determined that there was no accounting charge to be recognized in connection with these corrections, as the correct measurement date was the date of grant as automatically established by the Outside Directors Plan, and the exercise price was the fair market value of the Company’s common stock on the correct measurement date.

Subsequent to the correction of the documentation of these grants, the three outside directors have agreed to increase the exercise prices of certain of such misdocumented grants to purchase 80,000 shares. Further, the only director who exercised a misdocumented grant has reimbursed the Company $78,290 for the difference between the aggregate exercise price as misdocumented and as corrected.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of the Restatement Adjustments on our Consolidated Financial Statements

The following table presents the impact of the financial statement restatement adjustments on the Company’s previously reported consolidated statements of income for the years ended December 31, 2004 and 2003 (in thousands).

	Year Ended December 31, 2004				Year Ended December 31, 2003
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
NET REVENUES	$136,636	$17	B	$136,653	125,706	$(24	)B	$125,682
COST OF REVENUES	71,409	447	A,B	71,856	62,814	682	A,B	63,496

GROSS PROFIT	65,227	(430)		64,797	62,892	(706)		62,186

OPERATING EXPENSES:
Research and development	16,162	(722	)A,C	15,440	16,443	3,664	A	20,107
Sales and marketing	15,273	797	A	16,070	15,484	1,682	A	17,166
General and administrative	8,102	(133	)A,D	7,969	6,848	4,020	A,D	10,868

Total operating expenses	39,537	(58)		39,479	38,775	9,366		48,141

INCOME FROM OPERATIONS	25,690	(372)		25,318	24,117	(10,072)		14,045

OTHER INCOME (EXPENSE):
Interest income	1,808	1	A	1,809	1519	1	A	1,520
Interest expense	—	265	A	265	(7)	(99	)A	(106)
Other, net	(754)	—		(754)	(511)	—		(511)

Total other income	1,054	266		1,320	1,001	(98)		903

INCOME BEFORE PROVISION FOR INCOME TAXES	26,744	(106)		26,638	25,118	(10,170)		14,948
PROVISION FOR INCOME TAXES	6,377	(239	)A	6,138	7,033	(3,522	)A,E	3,511

NET INCOME	$20,367	$133		$20,500	$18,085	$(6,648)		$11,437

EARNINGS PER SHARE:
Basic	$0.66	$0.01		$0.67	$0.61	$(0.22)		$0.39

Diluted	$0.63	$0.01		$0.64	$0.57	$(0.21)		$0.36

SHARES USED IN PER SHARE CALCULATION:
Basic	30,802	—		30,802	29,473	—		29,473

Diluted	32,414	(185)		32,229	31,812	(324)		31,488

A.	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated payroll taxes, interest, penalties and income tax benefit.
B.	Adjustment to correct the sales return reserve.
C.	Adjustment to correct for the period of charge for engineering wafers.
D.	Adjustment to record unfunded post-employment health benefit obligation.
E.	Adjustment to correct for an error in the calculation under a cost sharing agreement with a subsidiary company.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheet as of December 31, 2004 (in thousands).

	December 31, 2004
	As Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,596	$(12,200	)D	$107,396
Short-term investments	2,750	(1,501	)D	1,249
Accounts receivable, net of allowances of $382	12,230	520	B	12,750
Inventories	25,354	119	A,C	25,473
Deferred tax assets	3,878	(662	)A	3,216
Prepaid expenses and other current assets	2,600	—		2,600

Total current assets	166,408	(13,724)		152,684

PROPERTY AND EQUIPMENT, net	51,718	—		51,718
INVESTMENTS	12,211	13,700	D	25,911
DEFERRED TAX ASSETS	1,923	5,607	A	7,530
OTHER ASSETS	3,172	1	A	3,173

	$235,432	$5,584		$241,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,612	$132	A	$8,744
Accrued payroll and related expenses	4,672	1,152	A,E	5,824
Taxes payable	5,696	947	A,F,G	6,643
Deferred income on sales to distributors	3,058	—		3,058
Other accrued liabilities	882	109	A	991

Total current liabilities	22,920	2,340		25,260

STOCKHOLDERS’ EQUITY:
Common stock	30	—		30
Additional paid-in capital	122,895	35,718	A,G	158,613
Deferred compensation	—	(3,076	)A	(3,076)
Accumulated translation adjustment	(114)	—		(114)
Retained earnings	89,701	(29,398)		60,303

Total stockholders’ equity	212,512	3,244		215,756

	$235,432	$5,584		$241,016

A.	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated payroll taxes, interest, penalties and income tax benefit.
B.	Adjustment to correct the sales return reserve.
C.	Adjustment to correct for the period of charge for engineering wafers.
D.	Reclassification of auction rate securities.
E.	Adjustment to record unfunded post-employment health benefit obligation.
F.	Adjustment to correct for an error in the calculation under a cost sharing agreement with a subsidiary company.
G.	Adjustment to record additional indirect tax benefits resulting from the exercise of certain stock options in 2001 and 2002.

The above restatements impacted the statements of cash flows. Operating activities and investing activities were also impacted due to a reclassification from purchases of property and equipment to accounts payable, to reflect property and equipment not paid for at December 31, 2004 and 2003.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the effect of the restatements to previously reported cash flow amounts for the years ended December 31, 2004 and 2003 (in thousands).

	Year ended December 31,
	2004				2003
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,367	$133		$20,500	$18,085	$(6,648)		$11,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,880	—		6,880	6,846	—		6,846
Stock-based compensation expense	—	1,288	A	1,288	—	9,888	A	9,888
Deferred income taxes	72	665	A	737	191	1,473	A	1,664
Deferred rent	—	—		—	(725)	—		(725)
Provision for accounts receivable and other allowances	456	(11	)B	445	688	16	B	704
Tax benefit associated with employee stock plans	4,082	(1,974	)A	2,108	6,841	(3,544	)A	3,297
Stock compensation to non-employees	37	—		37	135	—		135
Change in operating assets and liabilities:
Accounts receivable	(2,360)	—		(2,360)	(2,492)	—		(2,492)
Inventories	(2,241)	—		(2,241)	(8,085)	—		(8,085)
Prepaid expenses and other assets	295	—		295	(2,909)	—		(2,909)
Accounts payable	694	(298	)A,C,D	396	191	1,528	A,D	1,719
Taxes payable and other accrued liabilities	1,336	165	A,F,G	1,501	1,773	(1,266	)A,F,G	507
Deferred income on sales to distributors	493	—		493	(153)	—		(153)

Net cash provided by operating activities	30,111	(32)		30,079	20,386	1,447		21,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,395)	32	D	(6,363)	(36,368)	(1,447	)D	(37,815)
Acquisition of technology patents/ licenses	(1,740)	—		(1,740)	(1,419)	—		(1,419)
Purchases of available-for-sale investments	—	(45,775	)E	(45,775)	—	(18,765	)E	(18,765)
Proceeds from available-for-sale investments	—	52,890	E	52,890	—	450	E	450
Purchases of investments, held-to- maturity	(29,182)	(1,001	)E	(30,183)	(6,210)	—	E	(6,210)
Proceeds from maturities of investments	19,270	(88	)E	19,182	33,037	89	E	33,126

Net cash used in investing activities	(18,047)	6,058		(11,989)	(10,960)	(19,673)		(30,633)

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2004			2003
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	$9,099	$2	$9,101	$23,554	$—	$23,554
Repurchase of common stock	(11,797)	(2)	(11,799)	—	—	—
Principal payments under capitalized lease obligations	(41)	—	(41)	(233)	—	(233)

Net cash (used in) provided by financing activities	(2,739)	—	(2,739)	23,321	—	23,321

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,325	6,026	15,351	32,747	(18,226)	14,521
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,271	(18,226)	92,045	77,524	—	77,524

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,596	$(12,200)	$107,396	$110,271	$(18,226)	$92,045

A.	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated payroll taxes, interest, penalties and income tax benefit.
B.	Adjustment to correct the sales return reserve.
C.	Adjustment to correct for the period of charge for engineering wafers.
D.	Adjustment for unpaid property and equipment purchases at December 31, 2004 and 2003
E.	Reclassification of auction rate securities.
F.	Adjustment to record unfunded post-employment health benefit obligation.
G.	Adjustment to correct for an error in the calculation under a cost sharing agreement with a subsidiary company.

The restatement also impacted footnotes 2, 7, 8, and 12.

4. BANK LINE OF CREDIT:

The Company had a $10.0 million revolving line of credit agreement with Union Bank of California, which expired on October 1, 2006, and restricted the Company from entering into certain transactions, paying or declaring dividends without the bank’s prior consent and contained certain financial covenants. As of December 31, 2005 and 2004, there were no amounts due under the bank line of credit. A portion of the credit line was used to cover advances for commercial letters of credit and standby letters of credit, used primarily for the shipment of wafers from wafer supply manufactures to the Company, and also to its workers compensation insurance carrier as part of its insurance program. As of December 31, 2005, there were outstanding letters of credit totaling approximately $641,000, and as of December 31, 2004, there were outstanding letters of credit totaling approximately $5.3 million. On October 26, 2006, the Company entered into a security agreement with Union Bank of California, whereby it agreed to maintain $1.3 million in an interest bearing certificate of deposit with the bank. The purpose of this agreement is to secure the commercial letters of credit and standby letters of credit. This agreement remains in effect until cancellation of the Company’s letters of credit.

5. COMMITMENTS AND CONTINGENCIES:

Customer Claims—From time to time in the ordinary course of business the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. During 2004, a small number of

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

product lots of one of the Company’s products were not built to design specifications because of a foundry process defect. As a result of this manufacturing defect, there were a limited number of product failures and the Company replaced all of the parts that had not yet been installed in end-customer products. Several customers made requests for reimbursement of costs and expenses in excess of the Company’s contractual warranty liability. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After further discussions with its customers, the Company determined that it was appropriate to accrue approximately $481,000 during 2005, related to this manufacturing defect, for customer costs and expenses in excess of the Company’s contractual warranty liability. The Company expects that there will be no additional charges related to this matter.

Facilities—In October 2003 the Company completed the purchase of an 118,000 square foot facility, located in San Jose, California, for approximately $30.0 million in cash. The Company previously leased this same facility, which houses the Company’s main executive, administrative, manufacturing and technical offices.

The Company had no capital leasing arrangements as of December 31, 2005. At December 31, 2005 the Company had $7.9 million of non-cancelable purchase obligations.

Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2005 are as follows (in thousands):

Fiscal Year
2006	$433
2007	309
2008	229
2009	113
2010	52

Total minimum lease payments	$1,136

Total rent expense amounted to $400,000, $400,000 and $1.2million in the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively.

6. PREFERRED STOCK PURCHASE RIGHTS PLAN:

In February 1999, the Company adopted a Preferred Stock Purchase Rights Plan (the Plan) designed to enable all stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company. Under the Plan, stockholders received one right to purchase one one-thousandth of a share of a new series of preferred stock for each outstanding share of common stock held at $150.00 per right, when someone acquires 15 percent or more of the Company’s common stock or announces a tender offer which could result in such person owning 15 percent or more of the common stock. Each one one-thousandth of a share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to someone acquiring 15 percent, the rights can be redeemed for $0.001 each by action of the board of directors. Under certain circumstances, if someone acquires 15 percent or more of the common stock, the rights permit the stockholders, other than the acquirer, to purchase the Company’s common stock having a market value of twice the exercise price of the rights, in lieu of the preferred stock. Alternatively, when the rights become exercisable, the board of directors may authorize the issuance of one share of common stock in exchange for each right that is then exercisable. The Company’s Board of Directors may, in its discretion, permit a stockholder to increase its

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ownership percentage in excess of 15 percent without triggering the provisions of the Plan, and has done so with respect to one investor, allowing that investor to acquire up to 20 percent of the Company’s common stock without triggering the provisions of the Plan. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on February 23, 2009.

7. STOCKHOLDERS’ EQUITY:

Preferred Stock

The Company is authorized to issue 3,000,000 shares of $0.001 par value preferred stock, none of which was issued or outstanding during each of the three years ended December 31, 2005.

Common Stock

As of December 31, 2005, the Company was authorized to issue 140,000,000 shares of $0.001 par value common stock.

On October 20, 2004, the Company announced that its board of directors had authorized the repurchase of up to $40.0 million of the Company’s common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. From inception of the stock repurchase program in October 2004 through June 30, 2005, the Company repurchased 2,033,270 shares for approximately $40.0 million. On October 19, 2005, the Company announced that its board of directors had authorized a second stock repurchase program of up to $25.0 million of the Company’s common stock, with the repurchases again to be made pursuant to Rule 10b5-1 of the Exchange Act. From inception of the second stock repurchase plan to December 31, 2005, the Company purchased a total of 249,500 shares for a total of approximately $5.3 million. There is no expiration date for this plan, and share repurchases will take place from time to time on the open market.

1988 Stock Option Plan

In June 1988, the board of directors adopted the 1988 Stock Option Plan (the “1988 Plan”), whereby the board of directors may grant incentive stock options and non-qualified stock options to key employees, directors and consultants to purchase the Company’s common stock. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. In general, options vest over either 48 or 50 months. Options generally have a maximum term of ten years after the date of grant (five years if an incentive stock option is granted to a ten percent owner optionee), subject to earlier termination upon an optionee’s cessation of employment or service. Effective July 1997, the board of directors determined that no further options would be granted under the 1988 Plan, but all outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Stock Option Plan (the “1997 Plan”), whereby the board of directors may grant incentive stock options and non-qualified stock options to key employees, directors and consultants to purchase the Company’s common stock. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the Company’s

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increase on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. As of December 31, 2005, the maximum number of shares that may be issued under the 1997 Plan was 14,085,792 shares, which was comprised of (i) 11,142,828 shares (new shares allocated to the 1997 Plan) and (ii) 2,942,964 shares granted pursuant to the 1988 Plan (the “1988 Plan Options”). In general, options vest over 48 months. Options generally expire no later than ten years after the date of grant (five years if an incentive stock option is granted to a ten percent owner optionee), subject to earlier termination upon an optionee’s cessation of employment or service.

1997 Outside Directors Stock Option Plan

In September 1997, the board of directors adopted the 1997 Outside Directors Stock Option Plan (the “Directors Plan”). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The Directors Plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the board of directors. The Directors Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company over their period of service on the board of directors. The Directors Plan provides that each future nonemployee director of the Company will be granted an option to purchase 30,000 shares of common stock on the date on which such individual first becomes a nonemployee director of the Company (the “Initial Grant”). Thereafter, each nonemployee director who has served on the board of directors continuously for 12 months will be granted an additional option to purchase 10,000 shares of common stock (an “Annual Grant”). Subject to an optionee’s continuous service with the Company, approximately 1/3rd of an Initial Grant will become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continuous service. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service. In the event of certain changes in control of the Company, all options outstanding under the Directors Plan will become immediately vested and exercisable in full.

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of December 31, 2005, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the functional allocation of all stock-based compensation and related expenses included in the Company’s consolidated financial statements (in thousands):

	Year ended December 31,
	2005	2004	2003
		As restated	As restated
Cost of sales	$405	$512	$641
Research and development	994	(130)	3,599
Sales and marketing	655	969	1,652
General and administrative	1,064	(63)	3,996

Total	$3,118	$1,288	$9,888

The following table summarizes option activity under the Company’s option plans (prices are weighted average prices):

	Year Ended December 31,
	2005		2004 As restated		2003 As restated
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, Beginning of year	6,689,279	$18.99	5,752,100	$16.62	5,951,573	$15.02
Granted:
Below fair market value	138,668	$21.08	242,000	$21.64	1,345,763	$18.54
At fair market value	1,409,181	$18.14	1,467,037	$26.27	175,599	$29.38
Above fair market value	—	—	—	—	3,000	$20.88

Total Granted	1,547,849	$18.40	1,709,037	$25.62	1,524,362	$19.79
Exercised	(414,070)	$13.29	(491,812)	$13.76	(1,621,218)	$13.38
Cancelled	(253,204)	$21.79	(280,046)	$19.98	(102,617)	$22.39

Options outstanding, end of year	7,569,854	$19.09	6,689,279	$18.99	5,752,100	$16.62

Vested and exercisable, end of year	4,950,914	$17.97	3,870,840	$17.14	2,850,311	$16.22

Weighted average fair value per option granted below fair market value		$15.77		$17.41		$14.89

Weighted average fair value per option granted at fair market value		$12.91		$19.60		$22.45

Weighted average fair value per option granted above fair market value		$—		$—		$15.66

Options issued under the 1988, 1997 and 1998 plans may be exercised at any time prior to their expiration. The Company has a repurchase right that lapses over time, under which it has the right, upon termination of an optionholder’s employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1988, 1997 and 1998 plans at the original purchase price. Under the terms of the option plans, an option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 2005, 2004 and 2003, there were no shares of common stock issued under the 1988, 1997 and 1998 plans that are subject to repurchase by the Company. Options issued under the Directors Plan are exercisable upon vesting

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the stock options outstanding at December 31, 2005:

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$ 0.68—$ 4.38	154,445	2.08	$3.44	154,445	$3.44
$ 4.42—$12.10	946,582	5.35	$11.96	944,359	$11.96
$12.13—$16.81	1,514,389	5.24	$14.77	1,456,990	$14.78
$17.00—$20.51	2,695,724	8.02	$17.93	1,233,701	$17.99
$20.55—$24.64	667,262	7.93	$22.57	278,795	$23.08
$24.90—$28.55	1,180,029	7.87	$27.19	579,373	$27.14
$28.81—$29.50	46,594	6.27	$29.28	31,889	$29.24
$31.50—$36.56	282,243	6.08	$34.87	188,776	$35.57
$36.88—$43.88	65,311	4.04	$42.81	65,311	$42.81
$44.75—$51.50	17,275	4.13	$45.60	17,275	$45.60

$ 0.68—$51.50	7,569,854	6.85	$19.09	4,950,914	$17.97

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each two-year offering period, or (ii) the fair market value of the Company’s common stock on the semi-annual purchase date. If the fair market value of the Company’s common stock on any semi-annual purchase date within a two-year offering period is less than the fair market value per share on the first day of such offering period, then immediately following purchase of shares of the Company’s common stock on that semi-annual purchase date, participants will be automatically withdrawn from the offering period and enrolled in a new two-year offering period beginning immediately thereafter. An aggregate of 2,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of December 31, 2005, 1,526,908 shares had been purchased and 473,092 shares were reserved for future issuance.

Non-employee Stock Options

In 2005, the Company granted no non-employee options. In 2004 and 2003, the Company granted to non-employees options to acquire 1,000 shares of common stock for each of the two years, respectively, under the 1997 Plan, at weighted average exercise prices of $27.22 and $17.75 per share respectively. As of December 31, 2005 there were no non-employee options outstanding.

Shares Reserved

As of December 31, 2005, the Company had 4,271,635 shares of common stock reserved for future issuance under stock option and stock purchase plans.

Shares Accounted for Using Variable Accounting

As of December 31, 2005 the Company accounted for 415,000 shares using variable accounting. The value of vested shares is remeasured at each balance sheet date based upon the market value of the Company’s common stock, with the corresponding changes being charged to stock-based compensation.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. TAXES:

Payroll taxes

Recorded in connection with the stock-based compensation charges included in the restatement as disclosed in note 3, the Company determined that certain options previously classified as Incentive Stock Option, ISO, grants were determined to have been granted with an exercise price below the fair market value of its stock on the revised measurement date. Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore might not qualify for ISO tax treatment. The Company refers to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes the Company to additional payroll related withholding taxes on the exercise of options granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. The Company recorded a net tax liability of approximately $1.1 million in connection with the potential disqualification of such ISO tax treatment. The tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were subsequently reversed.

Income Taxes

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Year Ended December 31,
	2005	2004	2003
		As restated	As restated
U.S. operations	$6,945	$12,010	$14,821
Foreign operations	15,206	14,628	127

Total pretax income	$22,151	$26,638	$14,948

Undistributed earnings of the Company’s foreign subsidiaries of approximately $22.2 million at December 31, 2005, are considered to be indefinitely reinvested and, accordingly, no provision for Federal income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

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

The Company did not apply the above provision to qualifying earnings repatriations in fiscal year 2005.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
		As restated	As restated
Current provision:
Federal	$6,798	$4,674	$1,583
State	199	244	2
Foreign	556	485	286

	7,553	5,403	1,871

Deferred provision (benefit):
Federal	(942)	1,256	2,037
State	(158)	(521)	(397)

	(1,100)	735	1,640

	$6,453	$6,138	$3,511

The Company is entitled to a deduction for Federal and state tax purposes with respect to employees’ stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax benefit has been credited to additional paid-in capital. For 2005, 2004 and 2003, the benefit arising from employee stock option activity that resulted in a credit to additional paid in capital was approximately $0.6 million, $2.1 million and $3.3 million, respectively.

The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income before provision for income taxes as follows:

	Year Ended December 31,
	2005	2004	2003
		As restated	As restated
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	1.21	2.97	2.98
Research and development credits	(3.65)	(1.86)	(7.56)
Extraterritorial income exclusion	—	—	(6.75)
Deferred compensation	1.74	(0.95)	(3.30)
Foreign income taxed at different rate	(4.56)	(8.57)	4.63
Release of reserve for tax contingency	—	(4.17)	—
Other	(0.61)	0.62	(1.51)

	29.13%	23.04%	23.49%

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred income tax asset were as follows (in thousands):

	December 31,
	2005	2004
		As restated
Deferred Tax Assets
Tax credit carry-forwards	$3,353	$4,506
Inventory reserves	838	1,066
Other reserves and accruals	1,180	196
Stock compensation	5,403	4,978

	10,774	10,746
Deferred Tax Liability
Depreciation	(2)	—

Net deferred tax asset	$10,772	$10,746

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income. The Company limits the deferred tax assets recognized related to certain highly-paid officers of the Company to amounts that it estimates will be deductible in future periods based upon the provisions of the Internal Revenue Code Section 162(m). Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 31, 2005, the Company had California research and development tax credit carryforwards of approximately $5.2 million. There is no expiration of research and development tax credit carryforwards for the State of California. The Company had no Federal research and development tax credit carryforwards as of December 31, 2005.

9. LEGAL PROCEEDINGS:

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleges that certain integrated circuits produced by System General infringed and continue to infringe certain of its patents. The Company seeks, among other things, an order enjoining System General from infringing its patents and an award for damages resulting from the alleged infringement. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court lifted the stay and has scheduled a case management conference. No other schedule has been set for the matter. On December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed below. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and, instead, renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 9, 2005, the Company filed a complaint with the U.S. International Trade Commission (ITC) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337, naming System General Corporation of Taiwan as the respondent. The Company filed a supplement to the complaint on May 24, 2005. The Company alleges infringement by System General of the same patents raised in the action in the Northern District of California. The ITC instituted an investigation on June 8, 2005 in response to the Company’s complaint. By the Company’s complaint, it seeks an order from the ITC excluding certain System General’s pulse width modulation (PWM) chips and the products containing them, such as LCD monitors, from importation into the United States. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The ITC hearing took place in January 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The Administrative Law Judge’s (ALJ) initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing System General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing System General chip. The order also set a bond of 38 cents per chip or downstream product containing such chips for temporary importation during the Presidential review period. The U.S. Customs Service is authorized to enforce the exclusion order and collect the bond during the review period. On October 11, 2006, the review period expired with no action by the President, and the ITC exclusion order is now in full effect. On December 6, 2006, System General filed a notice of appeal of the ITC decision. The appeal will be heard by the U.S. Court of Appeals for the Federal Circuit with briefing to occur in the first quarter of 2007 and an oral argument thereafter.

On October 20, 2004, the Company filed a complaint for patent infringement in the U.S. District Court for the District of Delaware, against Fairchild Semiconductor International, Inc., a Delaware corporation, and Fairchild Semiconductor Corporation, a Delaware corporation (collectively, Fairchild). The complaint alleges that Fairchild produces certain integrated circuits that infringed and continue to infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining Fairchild from infringing its patents and an award for damages resulting from the alleged infringement. On October 10, 2006, after a week-long trial, a jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and determining damages in the amount of $33,981,781. No benefits have been recorded in its consolidated financial statements as a result of its award for damages. The court has not yet set a schedule for post-trial motions on these issues. The Company intends to request that the court enhance the damage award in view of the jury’s finding on willfulness. Fairchild has raised defenses contending that the asserted patents are invalid or unenforceable and the court has set a second trial on these issues that is scheduled to begin on June 4, 2007.

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas. The complaint asserts that the Company infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against the Company, but Fairchild has not yet identified any of the Company’s specific products it believes infringes the patent. Fairchild’s lawsuit is duplicative of a portion of the Company’s suit against Fairchild in Delaware, and the Company therefore believes the case should be transferred to Delaware and filed a motion to that effect. The Texas Court granted the Company’s motion to transfer the case to Delaware on March 6, 2007, and the case is in the process of being transferred to Delaware. The Company believes Fairchild’s case should be stayed pending the outcome of the trial against Fairchild later this year. Either way, the Company does not expect Fairchild’s suit to have any impact on its lawsuit against Fairchild in Delaware.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of the Company, against certain of the Company’s current and former executives and members of the Company’s board of directors relating to its historical stock option practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of the Company. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of the Company. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of the Company’s shareholder-approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On February 9, 2007, the Court extended the Company’s response date to April 17, 2007.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of the Company, against certain of its current and former executives and members of the Company’s board of directors relating to its historical stock option practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, the Company’s former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed the Company’s executives to manipulate their stock option grant dates, that defendants improperly backdated stock option grants, and that costs associated with the stock option grants were not properly recorded in the Company’s financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On September 15, 2006, the Court stayed this action until January 19, 2007. On January 11, 2007, pursuant to a stipulation by the parties, the Court extended the stay until March 23, 2007.

On May 23, 2006, the U.S. Attorney’ s Office for the Northern District of California, or DOJ, issued a grand jury subpoena to the Company directing that it produce documents relating to the granting of stock options from 1995 through the present. On May 31, 2006, the staff of the Securities and Exchange Commission, or SEC, sent a letter to the Company directing it to take appropriate actions to preserve certain documents relating to its stock option practices. Since that time, the government has made a number of requests for the Company to voluntarily produce documents relating to, among other things, its stock option practices. In addition, the government has been conducting voluntary interviews of certain current and former officers and employees. The Company is cooperating fully with the SEC and the DOJ and intends to continue to do so.

On June 19, 2006, the Company received a demand letter pursuant to section 16(b) of the Securities Exchange Act of 1934 from an attorney purporting to represent an unnamed shareholder. The letter demands that the Company bring a lawsuit against certain of our current and former officers and directors to recover short-swing profits allegedly earned by the officers and directors in violation of section 16(b) when they allegedly acquired options to purchase the Company’s stock within six months of corresponding sales of the stock at higher prices. The letter states that if the Company does not take action against the individuals within 60 days, the unnamed shareholder will file a lawsuit.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Internal Revenue Service (“IRS”) is conducting an audit of the Company’s 2002 and 2003 tax returns. Throughout the course of 2005, the IRS issued a number of Notices of Proposed Adjustment to such returns. Among other things, the IRS has challenged several aspects of the Company’s research and development cost-sharing arrangement, which was put into place on November 1, 2003. While the Company has agreed to some of the adjustments proposed by the IRS, it disputes other such proposed adjustments. Additionally, the Company has not received all of the adjustments the IRS intends to propose with respect to the Company’s research and development cost-sharing arrangement.

There can be no assurance that the Company will prevail in its litigation with either System General or Fairchild. This litigation, whether or not determined in the Company’s favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on its business, financial condition and operating results. In addition, the Company is unable to predict the outcome of the other legal proceedings described above. Adverse determinations in litigation could result in monetary losses, the loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

10. CHANGE IN ESTIMATE TO DEFERRED INCOME ON SALES TO DISTRIBUTORS

The Company made a change to its estimation of deferred income on sales to distributors in the first quarter of 2005. This change of estimate resulted in the recognition of $1.1 million in previously deferred revenue, the recognition of $0.6 million of previously deferred costs, and an increase in net income after tax of approximately $0.4 million, which represented diluted earnings per share of approximately $0.01 for the year ended December 31, 2005. The impact of this change in estimate was not material to any of the Company’s prior period financial statements.

11. LOAN TO SUPPLIER

On August 30, 2005, the Company entered into a loan agreement with one of its suppliers to fund the implementation of new technology. The principal amount of the loan was $10.0 million. The unpaid principal and interest is due on December 31, 2009. The loan is convertible into equity of the supplier upon certain conditions at the discretion of the Company. The interest rate will follow the one-year Treasury bill rate, and be reset at each anniversary of the closing date of the loan agreement. The loan principal is reflected in “other assets” in the accompanying consolidated balance sheet.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SELECTED QUARTERLY INFORMATION (Unaudited), AS RESTATED

The following table presents selected quarterly information for the three quarters ended September 30, 2005 and for the four quarters ended December 31, 2004 as restated from previously reported information filed on the Company’s Form 10-Q’s and Form 10-K, as a result of the restatement of its financial results discussed in Note 3, “Restatement of Consolidated Financial Statements”.

	As previously reported Quarter ended (in thousands, except per share amounts)
	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
Net revenues	$36,543	$35,299	$34,416	$33,581	$32,946	$35,944	$34,165
Cost of revenues	18,463	18,045	17,779	17,356	17,188	19,392	17,473

Gross profit	18,080	17,254	16,637	16,225	15,758	16,552	16,692

Operating Expenses:
Research and development	4,105	4,104	4,098	3,826	4,096	4,088	4,152
Sales and marketing	4,418	4,263	4,018	3,806	3,412	3,943	4,112
General and administrative	4,092	2,933	2,777	2,092	2,382	2,049	1,579

Total operating expenses	12,615	11,300	10,893	9,724	9,890	10,080	9,843

Income from operations	5,465	5,954	5,744	6,501	5,868	6,472	6,849
Interest and other income, net	939	725	654	325	339	131	259

Income before provision for income taxes	6,404	6,679	6,398	6,826	6,207	6,603	7,108
Provision for income taxes	739	1,632	1,663	2,310	502	1,575	1,990

Net income	$5,665	$5,047	$4,735	$4,516	$5,705	$5,028	$5,118

Per share amounts:
Basic	$0.19	$0.17	$0.16	$0.15	$0.18	$0.16	$0.17

Diluted	$0.18	$0.16	$0.15	$0.14	$0.18	$0.15	$0.16

Shares used in computing per share amounts:
Basic	29,478	29,423	29,919	30,886	30,912	30,785	30,622

Diluted	30,732	30,876	30,907	31,934	31,994	32,598	32,757

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Adjustments
	Quarter ended (in thousands, except per share amounts)
	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept 30, 2004	Jun.30, 2004	Mar. 31, 2004
Net revenues	$—	$(1,058)	$(4)	$17	$—	$—	$—
Cost of revenues	24	(429)	113	122	50	128	147

Gross profit	(24)	(629)	(117)	(105)	(50)	(128)	(147)

Operating expenses:
Research and development	168	37	241	278	(165)	(851)	16
Sales and marketing	155	140	195	208	222	49	318
General and administrative	156	247	326	198	(141)	(191)	1

Total operating expenses	479	424	762	684	(84)	(993)	335

Income from operations	(503)	(1,053)	(879)	(789)	34	865	(482)
Interest and other income, net	(15)	72	(17)	(15)	(13)	322	(28)

Income before provision for income taxes	(518)	(981)	(896)	(804)	21	1,187	(510)
Provision for income taxes	(123)	(972)	(205)	(229)	(45)	392	(357)

Net income	$(395)	$(9)	$(691)	$(575)	$66	$795	$(153)

Per share amounts:
Basic	$(0.01)	$—	$(0.02)	$(0.02)	$0.01	$0.03	$(0.01)

Diluted	$(0.01)	$—	$(0.02)	$(0.02)	$—	$0.03	$(0.01)

	As restated
	Quarter ended (in thousands, except per share amounts)
	Sept. 30, 2005	Jun. 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	Jun. 30, 2004	Mar. 31, 2004
Net revenues	$36,543	$34,241	$34,412	$33,598	$32,946	$35,944	$34,165
Cost of revenues	18,487	17,616	17,892	17,478	17,238	19,520	17,620

Gross profit	18,056	16,625	16,520	16,120	15,708	16,424	16,545

Operating expenses:
Research and development	4,273	4,141	4,339	4,104	3,931	3,237	4,168
Sales and marketing	4,573	4,403	4,213	4,014	3,634	3,992	4,430
General and administrative	4,248	3,180	3,103	2,290	2,241	1,858	1,580

Total operating expenses	13,094	11,724	11,655	10,408	9,806	9,087	10,178

Income from operations	4,962	4,901	4,865	5,712	5,902	7,337	6,367
Interest and other income, net	924	797	637	310	326	453	231

Income before provision for income taxes	5,886	5,698	5,502	6,022	6,228	7,790	6,598
Provision for income taxes	616	660	1,458	2,081	457	1,967	1,633

Net income	$5,270	$5,038	$4,044	$3,941	$5,771	$5,823	$4,965

Per share amounts:
Basic	$0.18	$0.17	$0.14	$0.13	$0.19	$0.19	$0.16

Diluted	$0.17	$0.16	$0.13	$0.12	$0.18	$0.18	$0.15

Shares used in computing per share amounts:
Basic	29,478	29,423	29,919	30,886	30,912	30,785	30,622

Diluted	30,849	30,835	30,966	31,934	31,972	32,372	32,481

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents balance sheet information as of September 30, June 30 and March 31, 2005 and 2004 respectively, as restated from previously reported information filed in the Company’s Form 10-Q’s, as a result of the restatement of its financial results discussed in Note 3, “Restatement of Consolidated Financial Statements” (in thousands).

	September 30, 2005			June 30, 2005			March 31, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,143	$(1,000)	$99,143	$106,496	$(1,000)	$105,496	$104,985	$(1,000)	$103,985
Short-term investments	14,738	(3,497)	11,241	7,210	(2,500)	4,710	6,410	(2,500)	3,910
Accounts receivable	14,749	—	14,749	11,929	—	11,929	10,156	517	10,673
Inventories	22,300	(35)	22,265	24,093	(36)	24,057	26,773	53	26,826
Deferred tax assets	4,022	(2,494)	1,528	4,022	(2,501)	1,521	4,022	(2,521)	1,501
Prepaid expenses and other current assets	1,264	—	1,264	1,549	1	1,550	1,354	—	1,354

Total current assets	157,216	(7,026)	150,190	155,299	(6,036)	149,263	153,700	(5,451)	148,249

PROPERTY AND EQUIPMENT, NET	49,615	192	49,807	50,143	127	50,270	50,591	64	50,655
INVESTMENTS	6,958	4,497	11,455	10,468	3,500	13,968	11,296	3,501	14,797
DEFERRED TAX ASSETS	1,789	7,295	9,084	1,789	7,256	9,045	1,789	7,134	8,923
OTHER ASSETS	14,012	(1)	14,011	3,067	—	3,067	3,104	(1)	3,103

	$229,590	$4,957	$234,547	$220,766	$4,847	$225,613	$220,480	$5,247	$225,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	6,635	93	6,728	6,758	78	6,836	7,328	150	7,478
Accrued payroll and related expenses	4,180	967	5,147	4,507	954	5,461	3,715	1,198	4,913
Taxes payable	5,459	(186)	5,273	5,234	(187)	5,047	5,647	516	6,163
Deferred income on sales to distributors	3,002	—	3,002	2,992	—	2,992	2,868	—	2,868
Other accrued liabilities	2,672	—	2,672	2,122	—	2,122	1,279	—	1,279

Total current liabilities	21,948	874	22,822	21,613	845	22,458	20,837	1,864	22,701

STOCKHOLDERS’ EQUITY:
Common stock	30	—	30	29	—	29	30	—	30
Additional paid-in capital	102,578	35,800	138,378	99,754	35,846	135,600	105,291	35,829	141,120
Deferred compensation	—	(1,224)	(1,224)	—	(1,745)	(1,745)	—	(2,356)	(2,356)
Accumulated translation adjustment	(114)	—	(114)	(114)	—	(114)	(114)	—	(114)
Retained earnings	105,148	(30,493)	74,655	99,484	(30,099)	69,385	94,436	(30,090)	64,346

Total stockholders’ equity	207,642	4,083	211,725	199,153	4,002	203,155	199,643	3,383	203,026

	$229,590	$4,957	$234,547	$220,766	$4,847	$225,613	$220,480	$5,247	$225,727

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2004			June 30, 2004			March 31, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,969	$(36,275)	$93,694	$119,001	$(24,080)	$94,921	$111,048	$(16,931)	$94,117
Short-term investments	9,000	(9,000)	—	11,055	(9,335)	1,720	7,594	(5,384)	2,210
Accounts receivable, net of allowances	9,617	509	10,126	13,052	509	13,561	13,290	509	13,799
Inventories	22,219	119	22,338	19,785	52	19,837	21,320	134	21,454
Deferred tax assets	4,275	(1,071)	3,204	4,275	(996)	3,279	4,275	(842)	3,433
Prepaid expenses and other current assets	3,454	(1)	3,453	3,620	—	3,620	3,017	—	3,017

Total current assets	178,534	(45,719)	132,815	170,788	(33,850)	136,938	160,544	(22,514)	138,030

PROPERTY AND EQUIPMENT, NET	51,688	—	51,688	51,509	—	51,509	51,600	—	51,600
INVESTMENTS	5,044	45,275	50,319	4,810	33,415	38,225	4,810	22,315	27,125
DEFERRED TAX ASSETS	1,598	5,905	7,503	1,598	6,082	7,680	1,598	6,443	8,041
OTHER ASSETS	1,775	1	1,776	1,679	—	1,679	1,735	—	1,735

	$238,639	$5,462	$244,101	$230,384	$5,647	$236,031	$220,287	$6,244	$226,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	7,982	118	8,100	8,385	106	8,491	6,687	426	7,113
Accrued payroll and related expenses	4,150	1,122	5,272	4,312	1,106	5,418	3,518	2,230	5,748
Taxes payable	5,213	(168)	5,045	5,210	(192)	5,018	4,190	(150)	4,040
Deferred income on sales to distributors	3,580	—	3,580	3,448	—	3,448	3,473	—	3,473
Other accrued liabilities	1,073	—	1,073	719	—	719	805	—	805

Total current liabilities	21,998	1,072	23,070	22,074	1,020	23,094	18,673	2,506	21,179

STOCKHOLDERS’ EQUITY:
Common stock	31	—	31	30	—	30	30	—	30
Additional paid-in capital	131,549	37,060	168,609	128,921	38,304	167,225	127,252	39,200	166,452
Deferred compensation	—	(3,846)	(3,846)	—	(4,787)	(4,787)	—	(5,778)	(5,778)
Accumulated translation adjustment	(124)	—	(124)	(121)	—	(121)	(120)	—	(120)
Retained earnings	85,185	(28,824)	56,361	79,480	(28,890)	50,590	74,452	(29,684)	44,768

Total stockholders’ equity	216,641	4,390	221,031	208,310	4,627	212,937	201,614	3,738	205,352

	$238,639	$5,462	$244,101	$230,384	$5,647	$236,031	$220,287	$6,244	$226,531

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUBSEQUENT EVENTS

Stock Option Investigation and Regulatory Proceedings

As described in Note 3, “Restatement of Consolidated Financial Statements,” on March 13, 2006, the Company announced that its Board of Directors established a Special Committee to conduct an investigation of the Company’s practices related to stock option grants to officers and directors, and related matters. As a result of this investigation, the Company delayed filing its 2005 Form 10-K, which was due on March 16, 2006.

On May 9, 2006, the Company announced that based upon the Special Committee’s preliminary determinations, its previously issued financial statements for the years ended December 31, 2004 and 2003, which were included in its 2004 Form 10-K, and the Forms 10-Q for each of the three quarters in 2005 and 2004, should no longer be relied upon and would be restated.

On May 23, the U.S. Attorney’s Office for the Northern District of California (“DOJ”) issued a grand jury subpoena to the Company directing the Company to produce documents relating to the granting of stock options from 1995 through the present. On May 31, 2006, the staff of the Securities & Exchange Commission (“SEC”) sent a letter to the Company directing it to take appropriate actions to preserve certain documents relating to its stock option practices. Since that time, the government has made a number of requests for the Company to voluntarily produce documents relating to, among other things, its stock option practices. In addition, the government is conducting voluntary interviews of certain current and former officers and employees. The Company is cooperating fully with the SEC and the DOJ and intends to continue to do so.

If the Company is subject to adverse findings resulting from the above investigations, it could be required to pay significant damages or penalties or have other remedies imposed upon it.

Nasdaq Delisting

In 2006, the Company received two Nasdaq Staff Determinations stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because the Company has not timely filed its Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006 and therefore, the Company’s securities were subject to delisting from The NASDAQ Stock Market.

On May 2, 2006, and June 10, 2006, the Company received exceptions to the filing requirements and extensions to filing the required SEC filings by August 2, 2006. The Company formally notified Nasdaq on July 31, 2006 that it would not be able to meet their deadline for filings with the SEC. Accordingly, the Company was delisted on August 2, 2006 and its shares then began trading on the Pink Sheets under the symbol “POWI.PK”.

On October 30, 2006, the suspension of the trading of the Company’s shares on Nasdaq was lifted and in order to be in compliance with the listing requirements, the Company must file the 2005 Form 10-K and Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2006 by December 18, 2006. The Company did not meet this deadline, and the Company’s shares have been delisted and resumed trading on the Pink Sheets under the symbol “POWI.PK”.

POWER INTEGRATIONS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowances for doubtful accounts:
Year ended December 31, 2003	$377	$(17)	$0	$360
Year ended December 31, 2004	$360	$(84)	$5	$281
Year ended December 31, 2005	$281	$67	$(7)	$341

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowances for customer returns:
Year ended December 31, 2003,(2)	$88	$720	$(708)	$100
Year ended December 31, 2004,(2)	$100	$645	$(644)	$101
Year ended December 31, 2005	$101	$525	$(498)	$128

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowances for ship and debit credits:
Year ended December 31, 2003	$1,483	$12,384	$(11,967)	$1,900
Year ended December 31, 2004	$1,900	$17,401	$(16,809)	$2,492
Year ended December 31, 2005	$2,492	$20,006	$(18,762)	$3,736

(1)	Deductions relate to amounts written off against the allowances for doubtful accounts, customer returns and ship and debit credits.
(2)	The allowance for customer returns in the years ended December 31, 2004 and 2003 was $101,000 and $100,000. This amount was restated as a result of miscellaneous accounting adjustments. The previously reported allowance for customer returns was $621,000 and $609,000 as of December 31, 2004 and 2003, respectively. See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: March 6, 2007	By:	/s/ RAFAEL TORRES
Rafael Torres Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Balu Balakrishnan and Rafael Torres his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Dated: March 6, 2007	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan President, Chief Executive Officer (Principal Executive Officer)

Dated: March 6, 2007	By:	/s/ RAFAEL TORRES
Rafael Torres Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Dated: March 1, 2007	By:	/s/ ALAN D. BICKELL
Alan D. Bickell Director

Dated: March 6, 2007	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite Director

Dated: March 5, 2007	By:	/s/ R. SCOTT BROWN
R. Scott Brown Director

Dated: March 1, 2007	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme Director

Dated: March 1, 2007	By:	/s/ STEVEN J. SHARP
Steven J. Sharp Director and Chairman of the Board

Dated: March 1, 2007	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer Director

Dated: March 1, 2007	By:	/s/ JAMES FIEBIGER
James Fiebiger Director

POWER INTEGRATIONS, INC.

INDEX TO EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended

December 31, 2005

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on April 22, 2005, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.3	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999 (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.4	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001 (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	Form of Indemnification Agreement for directors and officers. (As filed with the SEC as Exhibit 10.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.2	1988 Stock Option Plan and forms of agreements thereunder. (As filed with the SEC as Exhibit 10.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.3	1997 Stock Option Plan (as amended through January 25, 2005) (as filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 6, 2005) and forms of agreements thereunder (as filed with the SEC as Exhibit 10.3 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.4	1997 Outside Directors Stock Option Plan (as amended through June 6, 2000) (as filed with the SEC as Annex C to our Proxy Statement on April 27, 2000) and forms of agreements thereunder-as filed with the SEC as Exhibit 10.4 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

EXHIBIT NUMBER	DESCRIPTION
10.5	1997 Employee Stock Purchase Plan (as amended through June 6, 2000) (as filed with the SEC as Annex C to our Proxy Statement on April 27, 2000) and forms of agreements thereunder (as filed with the SEC as Exhibit 10.5 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.6	1998 Nonstatutory Stock Option Plan. (As filed with the SEC as Exhibit 10.30 to our Quarterly Report on Form 10-Q on May 12, 2003, SEC File No. 000-23441.)*

10.7	Chief Executive Officer Benefits Agreement between us and Balu Balakrishnan, dated April 25, 2002. (As filed with the SEC as Exhibit 10.14 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.8	Executive Officer Benefits Agreement between us and Derek Bell, dated April 25, 2002. (As filed with the SEC as Exhibit 10.15 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.9	Executive Officer Benefits Agreement between us and Bruce Renouard, dated April 25, 2002. (As filed with the SEC as Exhibit 10.17 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.10	Executive Officer Benefits Agreement between us and John Tomlin, dated April 25, 2002. (As filed with the SEC as Exhibit 10.19 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.11	Executive Officer Benefits Agreement between us and Clifford J. Walker, dated April 25, 2002. (As filed with the SEC as Exhibit 10.20 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.12	Loan Agreement between us and Union Bank of California, N.A., dated as of October 16, 1998. (As filed with the SEC as Exhibit 10.23 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

10.13	First Amendment to Loan Agreement dated October 16, 1998 between us and Union Bank of California, N.A., dated August 1, 2000. (As filed with the SEC as Exhibit 10.29 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.14	Wafer Supply Agreement among us and Matsushita Electronics Corporation and Matsushita Electric Industry Co., Ltd., dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.27 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.15	Technology License Agreement between us and Matsushita Electronics Corporation, dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.28 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.16	Purchase Agreement among us, SPI HO II Associates, L.P., SPI/TSA Arrowhead, LLC, SPI/TSA Chula Vista L.P. and SPI/Braintree Unit 5 Limited Partnership, dated as of April 21, 2003. (As filed with the SEC as Exhibit 10.33 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)

10.17	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003. (As filed with the SEC as Exhibit 10.31 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.18	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & CoKG, dated as of May 23, 2003. (As filed with the SEC as Exhibit 10.32 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

EXHIBIT NUMBER	DESCRIPTION
10.19	Wafer Supply Agreement between us and Matsushita Electric Industrial Co., Ltd., effective as of June 29, 2005. (As filed with the SEC as Exhibit 10.21 to our Current Report on Form 8-K on July 26, 2005, SEC File No. 000-23441.)†

10.20	2005 Bonuses; 2006 Bonus Plan, Salaries and Option Grants. (As filed with the SEC in our Current Report on Form 8-K on February 21, 2006, SEC File No. 000-23441.)*

10.21	Agreement to make a one-time payment of $25,000 to members of the Special Committee. (As filed with the SEC in our Current Report on Form 8-K on March 27, 2006, SEC File No. 000-23441.)*

10.22	Cash Compensation for Non-Employee Directors*

10.23	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004. (As filed with the SEC as Exhibit 10.22 to our Current Report on Form 8-K on April 18, 2006, SEC File No. 000-23441.)†

10.24	Confidential Resignation Agreement and General Release of Claims between us and John Cobb, dated June 15, 2006. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on June 20, 2006, SEC File No. 000-23441.)*

10.25	Offer Letter, dated June 30, 2006, between us and Rafael Torres. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on July 17, 2006, SEC File No. 000-23441.)*

10.26	Amendment to Offer Letter, dated July 6, 2006, between us and Rafael Torres. (As filed with the SEC as Exhibit 10.2 to our Current Report on Form 8-K on July 17, 2006, SEC File No. 000-23441.)*

10.27	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 15, 2006, between us and Balu Balakrishnan.*

10.28	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 18, 2006, between us and Derek Bell.*

10.29	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 22, 2006, between us and Bruce Renouard.*

10.30	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 21, 2006, between us and John Tomlin.*

10.31	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 21, 2006, between us and Clifford J. Walker.*

10.32	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Alan Bickell.*

10.33	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Nicholas Brathwaite.*

10.34	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and R. Scott Brown.*

10.35	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell.*

10.36	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite.*

EXHIBIT NUMBER	DESCRIPTION
10.37	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and R. Scott Brown.*

10.38	2006 Bonuses to Executive Officers (As filed with the SEC in our Current Report on Form 8-K on February 9, 2007, SEC File No. 000-23441.)*

21.1	List of subsidiaries.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

†	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
*	Indicates a management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the SEC, and are not to be incorporated by reference into an filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.