Form 10-Q
period 2006-03-31
POWER INTEGRATIONS INC
filed 2007-08-01
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23441

POWER INTEGRATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock, $.001 par value	28,682,476 shares

POWER INTEGRATIONS, INC.

TOPSwitch, TinySwitch, LinkSwitch and DPA-Switch are trademarks of Power Integrations, Inc.

EXPLANATORY NOTE REGARDING RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This Report on Form 10-Q contains the restatement of our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005.

Based upon an investigation and determinations made by a Special Committee of our board of directors and management’s undertaking of a separate review of historical stock option activity subsequent to the issuance of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, we identified errors in our accounting related to stock option compensation expenses in prior periods. We determined that corrections to previously issued consolidated financial statements were required to reflect additional material charges for stock-based compensation expenses and related income and payroll tax effects.

Our restated consolidated retained earnings as of March 31, 2005 incorporates an aggregate of approximately $30.1 million in incremental stock-related compensation expense relating to fiscal years 1998 through the quarter ended March 31, 2005. This expense is net of a $12.5 million tax benefit related to the restatement adjustments. This additional expense results from our determination that the dates initially used to measure compensation expense for various stock option grants (options to purchase an aggregate of 7,871,288 shares) to employees, executive officers and non-employee directors during the period could not be relied upon. We determined that the revised measurement dates differed from the originally recorded measurement dates due primarily to (1) insufficient or incomplete corporate approvals, (2) grants that were determined to have been cancelled and repriced and (3) grants in which vesting was accelerated. These included annual grants to existing employees and officers, option grants to non-employee directors, and option grants made to new hires. Our board of directors has ratified each of the options granted, and we intend to honor each stock option granted pursuant to the terms of the applicable stock option plan and stock option agreement.

In those cases in which we previously used a measurement date that we determined could no longer be relied upon, we have developed and applied a methodology to remeasure those stock option grants and record the relevant expense. For more information on our restatement, including the methodology we adopted, see Item 2, “Management’s Discussion of Financial Condition and Results of Operations – Restatement of Condensed Consolidated Financial Statements for the three months ended March 31, 2005” and note 3 of notes to our condensed consolidated financial statements appearing in Item 1 of this Report on Form 10-Q.

In addition to restatements for stock-based compensation, we recorded adjustments to correct other errors that occurred in the periods ended December 31, 2001 through the first quarter of 2005, which have been reflected in the restated consolidated financial statements. The restatements, including the nature thereof, are further discussed in note 3 of notes to our accompanying condensed consolidated financial statements appearing in Item 1 of this Report on Form 10-Q.

All financial information contained in this Report on Form 10-Q gives effect to the restatements of our consolidated financial statements as described above. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1998 through 2004, and for the first nine months of the fiscal year ended December 31, 2005. Financial information included in reports previously filed or furnished by Power Integrations, Inc. for the periods from January 1, 1998 through September 30, 2005 should not be relied upon and are superseded by the information in our 2005 Annual Report on Form 10-K, filed on March 8, 2007.

Management has determined that we have a material weakness in our internal control over financial reporting relating to the implementation and administration of our stock option program, and the accounting for grants thereunder. As described in more detail in Part I, Item 4, of this Report on Form 10-Q, based upon direction of a Special Committee of the board of directors, we have identified and are implementing several measures designed to remedy this material weakness.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of such words as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of such terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; and our limited financial resources. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I —”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,224	$109,879
Short-term investments	30,960	16,200
Accounts receivable, net of allowances of $539 and $469, respectively	13,749	13,488
Inventories	17,923	17,929
Deferred tax assets	1,551	1,551
Prepaid expenses and other current assets	1,380	1,328

Total current assets	166,787	160,375
INVESTMENTS	6,916	4,422
NOTE RECEIVABLE	10,000	10,000
PROPERTY AND EQUIPMENT, net	50,698	48,890
INTANGIBLE ASSETS, net	6,476	3,594
DEFERRED TAX ASSETS	9,069	9,221
OTHER ASSETS	388	419

Total assets	$250,334	$236,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,207	$5,410
Accrued payroll and related expenses	5,031	7,038
Income taxes payable	9,870	10,277
Deferred income on sales to distributors	4,439	3,479
Accrued professional fees	2,864	1,270
Other accrued liabilities	121	88

Total current liabilities	32,532	27,562

STOCKHOLDERS’ EQUITY:
Common stock	30	29
Additional paid-in capital	142,665	134,196
Deferred compensation	—	(746)
Accumulated translation adjustment	(115)	(121)
Retained earnings	75,222	76,001

Total stockholders’ equity	217,802	209,359

Total liabilities and stockholders’ equity	$250,334	$236,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
		As restated (1)
NET REVENUES	$35,253	$34,412
COST OF REVENUES	16,908	17,892

GROSS PROFIT	18,345	16,520

OPERATING EXPENSES:
Research and development	5,809	4,339
Sales and marketing	6,227	4,213
General and administrative	8,389	3,103

Total operating expenses	20,425	11,655

INCOME (LOSS) FROM OPERATIONS	(2,080)	4,865
OTHER INCOME, NET	1,278	637

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(802)	5,502
PROVISION (BENEFIT) FOR INCOME TAXES	(23)	1,458

NET INCOME (LOSS)	$(779)	$4,044

EARNINGS (LOSS) PER SHARE:
Basic	$(0.03)	$0.14

Diluted	$(0.03)	$0.13

SHARES USED IN PER SHARE CALCULATION:
Basic	29,582	29,919

Diluted	29,582	30,966

(1)	See note 3, “Restatement of Condensed Consolidated Financial Statements” of the accompanying notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
		As restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(779)	$4,044
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,517	1,664
Stock-based compensation expense	3,875	944
Deferred income taxes	152	321
Provision for accounts receivable and other allowances	124	102
Excess tax benefit from stock options exercised	(162)	—
Income tax benefit associated with employee stock plans	130	65
Change in operating assets and liabilities:
Accounts receivable	(385)	1,975
Inventories	384	(1,355)
Prepaid expenses and other current assets	(20)	1,221
Accounts payable	4,257	(1,153)
Income taxes payable and accrued liabilities	(785)	(1,102)
Deferred income on sales to distributors	959	(190)

Net cash provided by operating activities	9,267	6,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,662)	(623)
Acquisition of technology	(3,000)	—
Purchases of held-to-maturity investments	(18,851)	(2,745)
Proceeds from maturities of held-to-maturity investments	1,597	11,200

Net cash (used in) provided by investing activities	(22,916)	7,832

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	5,272	2,454
Repurchase of common stock	(440)	(20,233)
Excess tax benefit from stock options exercised	162	—

Net cash provided by (used in) financing activities	4,994	(17,779)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,655)	(3,411)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,879	107,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,224	$103,985

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Unpaid property and equipment, net	$540	$(114)

Deferred stock-based compensation	$(746)	$217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$98	$1,509

(1)	See note 3, “Restatement of Condensed Consolidated Financial Statements” of the accompanying notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Power Integrations, Inc., a Delaware corporation (the “Company”), and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in its Form 10-K filed on March 8, 2007 with the Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly-liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of March 31, 2006 and December 31, 2005, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Shipping terms to the Company’s international OEMs and merchant power supply manufacturers from its facility in California are “delivered at frontier”, commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Shipping terms to the Company’s international OEMs and merchant power supply manufacturers shipped from the Company’s facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouse. Shipments to North American OEMs and merchant power supply manufacturers are “FOB-point of origin” meaning that revenue is recognized upon shipment, when the title is passed to the customer.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

On October 19, 2005, the Company announced that its board of directors had authorized the repurchase of up to $25 million of its common stock. During the three months ended March 31, 2006, the Company purchased 18,000 shares of its common stock for approximately $440,000. From inception of this stock repurchase program through March 31, 2006, the Company has purchased a total of 267,500 shares for approximately $5.8 million.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), plus the effect of foreign currency translation adjustments, which were not material for the three months ended March 31, 2006 and 2005. Accordingly, comprehensive income (loss) closely approximates actual net income (loss).

Segment Reporting

The Company is organized and operates as one business segment: the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC-to-DC and DC-to-DC power conversion markets. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

3.	RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Background

Based upon an investigation and determinations made by a Special Committee of its board of directors and management’s undertaking of a separate review of historical stock option grant activity subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, the Company identified errors in its accounting related to stock option compensation expenses in prior periods.

The Company announced on March 13, 2006 that a Special Committee of its board of directors was conducting an internal investigation of its practices related to stock option grants to officers, directors and employees, and related matters. The Special Committee was comprised of disinterested members of the Company’s board of directors and was assisted by independent outside legal counsel and accounting experts.

On May 24, 2006, the Special Committee advised the board of directors of its final conclusion that, among other things, the recorded grant dates for certain stock option grants should not be relied upon. After receiving the Special Committee’s conclusions and consistent with those conclusions, the Company reviewed stock option grants during the period from 1998 through June 2006. The Company developed and applied certain methodologies in accordance with APB 25 and FAS 123 in determining the revised measurement dates for stock option grants during the periods from 1998 through 2005. A description of the methodologies applied is discussed below. Stock options granted From January 1 to June 30, 2006 had no impact to the financial statements related to revised measurement dates.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to restatement adjustments for stock-based compensation charges and the related income and payroll tax effects, the Company recorded adjustments to correct other errors that occurred in the periods ended December 31, 2001 through the third quarter of 2005.

Restatement Adjustments

The Company’s accompanying restated condensed consolidated financial statements for the three months ended March 31, 2005, incorporate adjustments related to stock-based compensation expense, payroll tax expense and other accounting adjustments, including the income tax effect of the restatement adjustments. The table below presents the effect of the individual restatement adjustments, which are explained in further detail following the table (in thousands):

Three Months Ended March 31, 2005
STOCK COMPENSATION:
New hire non-officer stock option grants accounted for as being made prior to the terms being fixed	$52
Stock option grants with insufficient or incomplete corporate approvals	665
Stock option grants cancelled and repriced	220
Accelerated vesting and other matters related to stock-based compensation	3

Total stock compensation expense	940
Payroll taxes, interest and penalties	63

Total stock compensation related adjustments	1,003
OTHER MISCELLANEOUS ACCOUNTING ADJUSTMENTS:
Correction of sales returns reserve	1
Correction of period of charge for cost of wafers used in engineering	(108)

Total other miscellaneous accounting adjustments	(107)

Total adjustments to decrease income before income tax	896
INCOME TAX BENEFIT	205

Total adjustments to decrease net income	$691

DECREASE IN DILUTED EARNINGS PER SHARE	$0.02

Stock Compensation – These adjustments are from the Company’s determination that the initially recorded measurement dates for various categories of option grants could not be relied upon. These categories included the following:

•

New-hire non-officer stock option grants accounted for as being made prior to the terms being fixed. The Company’s practice was to set the exercise price of new-hire non-officer awards based upon the fair value of its stock on the employee’s hire date or the last day of the month of the employee’s first month of employment, whichever was lower. Because this determination was made at the end of the month of hire, the last day of the month of the employee’s first month of employment was determined to be the first date

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when the number of shares and the price of each grant were known with finality. Grants accounted for as being made before the last day of the month of the employee’s first month of employment (options to purchase an aggregate of 1,112,149 shares through March 31, 2005) were accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

•

Stock option grants with insufficient or incomplete corporate approvals. The Company determined that for certain stock option grants the number of shares and the exercise price were not known with finality at the original measurement date. The Company determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained, including the finalization of the number of stock options allocated and the related exercise price. The Company adopted a methodology to remeasure these option grants to a revised measurement date, as described below, and accounted for these grants (options to purchase an aggregate of 6,344,139 shares through March 31, 2005) as fixed awards under APB 25.

•

Stock option grants determined to have been cancelled and repriced. The Company determined that the terms of certain stock option grants (options to purchase an aggregate of 415,000 shares as of March 31, 2005) may have been communicated to employees and that those terms were subsequently modified. The Company concluded that such modifications constituted repricings and, therefore, that these stock option grants should have been accounted for as variable awards for accounting purposes.

•

Accelerated vesting and other matters related to stock-based compensation. Accelerated vesting consists primarily of the acceleration of stock option vesting (options to purchase an aggregate of 341,174 shares) upon termination of a few employees prior to 2001, which resulted in stock-based compensation expense which had previously not been recorded. The other matters relate primarily to the impact of the capitalization in inventory of stock-based compensation through March 31, 2005.

Payroll taxes, interest and penalties – In connection with the stock-based compensation adjustments, the Company determined that certain options previously classified as Incentive Stock Option, or ISO, grants were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. The Company refers to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes the Company to additional payroll related withholding taxes on the exercise of these Affected ISOs granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. The payroll taxes, interest and penalties were recorded as expenses in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the payroll taxes, interest and penalties were reversed, and recognized as a reduction in the related functional expense category in the Company’s Consolidated Statements of Operations. The restatement adjustments in the table above are the result of: (1) the timing of stock option exercises, and (2) the reversals of expenses previously recorded due to the expiration of statutes of limitations. The net tax liability at March 31, 2006 for this potential disqualification of ISO tax treatment for option awards totaled $1.1 million.

Other miscellaneous accounting adjustments– In addition to the stock-based compensation expenses, the Company recorded adjustments that had not been previously reflected in its consolidated financial statements. These adjustments relate primarily to a correction of the Company’s sales return reserve, which should have been reduced in 2001. The Company also corrected the period of expense for certain wafers used in engineering that should have been recorded in the Company’s December 31, 2004 financial statements. .

Further, the Company corrected the classification of the balance of auction rate securities (for which interest rates reset in 90 days or less, but for which the underlying maturity date is longer than 90 days), and callable securities (for which interest rates reset between 91 days and 1 year, but for which the underlying maturity date exceeds 1 year) from cash and cash equivalents or short-term investments to long-term investments, as of March 31, 2005. The condensed consolidated statement of cash flows for the three months ended March 31, 2005 was also corrected for the effects of the aforementioned restatements as well as to correct for the non-cash effects of property and equipment purchases recorded, but not yet paid for, at each period end.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax benefit – The Company reviewed the income tax effect of the stock-based compensation charges, and the Company believes that the proper income tax accounting for U.S. stock options under generally accepted accounting principles depends, in part, on the tax distinction of the stock options as either ISOs or non-qualified stock options, or NSO’s. Although some of the Affected ISOs were originally intended to be ISOs, the Company noted that, under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant. Because of the potential impact of the measurement date changes on the qualified status of Affected ISOs, the Company has determined that all Affected ISOs might not be qualified ISOs under the tax regulations, and therefore should be accounted for as if they were NSO’s for income tax accounting purposes.

The Company has recorded a net income tax benefit of approximately $12.5 million in connection with the stock-based compensation related expense and other restatement adjustments during the period from fiscal year 1998 to March 31, 2005. This income tax benefit has resulted in an increase to the Company’s deferred tax assets for all U.S. affected stock options prior to the exercise or forfeiture of the related options. The Company recorded no income tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because the Company determined that it could not receive tax benefits outside of the U.S. Further, the Company limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or paid-in capital in the period of exercise or forfeiture.

The Company’s board of directors has ratified each of the options granted, and the Company intends to honor each stock option granted pursuant to the terms of the applicable stock option plan and stock option agreement.

Accounting Considerations – Stock-Based Compensation

The Company originally accounted for all employee, officer and director stock option grants as fixed grants under APB 25, using a measurement date of the recorded grant date. The Company issued all grants with an exercise price equal to the fair market value of its common stock on the recorded grant date, and therefore originally recorded no stock-based compensation expense.

As a result of the Special Committee findings, and the Company’s own further review of its stock option granting practices, the Company determined that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants. In some instances, the Company was only able to locate sufficient evidence to identify the measurement date described in APB 25, the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a possible range of dates. As a result, the Company developed a methodology to establish the revised measurement date primarily by using communication dates as its estimate of the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known with finality. Using the methodology described below the Company concluded that it was appropriate to revise the measurement dates for these grants based upon its findings, and the Company refers to these revised measurement dates as the “Deemed Measurement Dates”. The Company calculated stock-based compensation expense under APB 25 based upon the intrinsic value as of the Deemed Measurement Dates of stock option awards determined to be “fixed” under APB 25 and the vesting provisions of the underlying options. The Company calculated the intrinsic value on the Deemed Measurement Date as the closing price of its common stock on such date as reported on the Nasdaq National Market, now the Nasdaq Global Market, less the exercise price per share of common stock as stated in the underlying stock option agreement, multiplied by the number of shares subject to such stock option award. The Company recognizes these amounts as compensation expense over the vesting period of the underlying options (generally four years). The Company also determined that variable accounting treatment was appropriate under APB 25 for certain stock option grants to three officers for which evidence was obtained that the terms of the options may have been communicated to those officers and that those terms were subsequently modified (stock options cancelled and repriced). When variable accounting is applied to stock option grants, the Company remeasures, and reports in its consolidated statement of income, the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The methodology the Company used to determine the Deemed Measurement Dates associated with prior stock option grants was as follows:

New Hire Non-Officer Employee Stock Options – The Company determined the Deemed Measurement Date for each of these grants to be the last day of the month of the employee’s first month of employment. The Company’s practice was to set the exercise price of these awards at the end of the month of hire, and therefore the Company determined that the last day of the month of the employee’s first month of employment was the first date when the number of shares and the price of each grant were known with finality.

All Other Stock Options – The Company determined the Deemed Measurement Date for each stock option grant, other than grants of new hire non-officer employee options, to be the Approval Date for the stock option, provided the Approval Date criteria set forth below were met. If the criteria for use of the Approval Date were not met, then the Company used the Communication Date, as defined below, as the Deemed Measurement Date for the stock option.

•

“Approval Date” – The Approval Date was the date of approval set forth in executed minutes or a fully-executed consent of the board of directors, compensation committee or stock option committee documenting the grant of the stock option. However, the Company generally only used the Approval Date as the Deemed Measurement Date if both:

(1)	there was documentary evidence that the allocation of the shares had been finalized, and the written consent, if applicable, was executed, on that date; and

(2)	the Communication Date for the stock option was within 30 days of the date of approval set forth in the documentary evidence.

•

“Communication Date” – The Company defines the “Communication Date” as the date the Company determined the key terms of the option (both the number of shares and the exercise price) had initially been communicated to the optionee. In the absence of specific documentary evidence of initial communication, the Company generally determined the Communication Date to be the earliest of:

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

However, the Company did not consider the Record Add Date in its determination if the Stock Option Agreement Date was more than 30 days after the Record Add Date in the case of individual grants and grants to groups of less than five, or more than 10 days after the Record Add Date in the case of grants to groups of five or more. The Company made the distinction regarding small and large groups because the Company would expect to see at least one agreement returned to the Company within 10 days with larger groups of optionees; but with small groups, the probability of seeing an agreement returned to the Company within 10 days was less likely.

When applying this methodology to groups of grants, the Company generally determined the Communication Date for the group to be the latest Record Add Date, the earliest Stock Option Agreement Date, or Form 3/4 Dates as the Company determined that, under the Company’s stock option grant process, the terms of stock options were communicated concurrently to each member of a group. The Company

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excluded a limited number of options, or “Outliers”, from the determination of the latest Record Add Date and the earliest Stock Option Agreement Date for a group of grants when, based upon available evidence, it considered the Outlier dates as not reliable as to the date that the terms of the stock option grants were communicated to the group.

Outside Director Automatic Stock Option Grants

The Company’s 1997 Outside Directors Stock Option Plan provides for the automatic grant of stock options to its outside directors, such that the grants require no independent action of the Board or any committee of the Board. The Outside Directors Plan provides that each outside director is granted a stock option to purchase 30,000 shares of Power Integrations, Inc. common stock upon appointment as a member of the Board, and that each outside director is granted a stock option to purchase 10,000 shares of the Company’s common stock at each anniversary of the date of appointment or, in the case of outside directors appointed prior to the Company’s initial public offering, the anniversary date of the initial public offering. The exercise price of each stock option grant is the fair market value of a share of common stock on the date of grant.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of the Restatement Adjustments on the Company’s Condensed Consolidated Financial Statements

The following tables present the impact of the financial statement restatement adjustments on the Company’s previously reported condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 (in thousands).

	As Previously Reported	Adjustments		As Restated
NET REVENUES	$34,416	$(4)	B	$34,412
COST OF REVENUES	17,779	113	A,B	17,892

GROSS PROFIT	16,637	(117)		16,520

OPERATING EXPENSES:
Research and development	4,098	241	A,C	4,339
Sales and marketing	4,018	195	A	4,213
General and administrative	2,777	326	A	3,103

Total operating expenses	10,893	762		11,655

INCOME FROM OPERATIONS	5,744	(879)		4,865
OTHER INCOME (EXPENSE), NET	654	(17)	A	637

INCOME BEFORE PROVISION FOR INCOME TAXES	6,398	(896)		5,502
PROVISION FOR INCOME TAXES	1,663	(205)	A	1,458

NET INCOME	$4,735	$(691)		$4,044

EARNINGS PER SHARE:
Basic	$0.16	$(0.02)		$0.14

Diluted	$0.15	$(0.02)		$0.13

SHARES USED IN PER SHARE CALCULATION:
Basic	29,919	—		29,919

Diluted	30,907	59		30,966

A:	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated payroll taxes, interest, penalties and income tax benefit.
B:	Adjustment to correct the sales return reserve.
C:	Adjustment to correct for the period of charge for engineering wafers.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2005
	As Previously Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,735	$(691)		$4,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,728	(64)	F	1,664
Stock-based compensation expense	4	940	A	944
Deferred income taxes	(10)	331	A	321
Provision for accounts receivable and other allowances	100	2	B	102
Tax benefit associated with employee stock plans	171	(106)	A	65
Change in operating assets and liabilities:
Accounts receivable	1,975	—		1,975
Inventories	(1,419)	64	F	(1,355)
Prepaid expenses and other assets	1,221	—		1,221
Accounts payable	(1,284)	131	A,C,D	(1,153)
Taxes payable and other accrued liabilities	(609)	(493)	A	(1,102)
Deferred income on sales to distributors	(190)	—		(190)

Net cash provided by operating activities	6,422	114		6,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(509)	(114)	D	(623)
Purchases of investments	(2,745)	—		(2,745)
Proceeds from maturities of investments	—	11,200	E	11,200

Net cash (used in) provided by investing activities	(3,254)	11,086		7,832

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2,454	—		2,454
Repurchase of common stock	(20,233)	—		(20,233)

Net cash used in financing activities	(17,779)	—		(17,779)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,611)	11,200		(3,411)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119,596	(12,200)	E	107,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,985	$(1,000)		$103,985

A:	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated payroll taxes, interest, penalties and income tax benefit.
B:	Adjustment to correct the sales return reserve.
C.	Adjustment to correct for the period of charge for engineering wafers.
D.	Adjustment for unpaid property and equipment purchases
E:	Reclassification of auction rate and callable securities.
F:	Adjustment to correct the expected life of tooling for depreciation purposes.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	STOCK PLANS AND STOCK-BASED COMPENSATION:

Stock Plans

As of March 31, 2006, the Company had four stock-based employee compensation plans, the “Plans”, which are described below.

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Stock Option Plan (the “1997 Plan”), whereby the board of directors may grant incentive stock options and non-qualified stock options to key employees, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increase on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. As of March 31, 2006 the maximum number of shares that may be issued under the 1997 Plan was 14,085,792. In general, options vest over 48 months. Options generally expire no later than ten years after the date of grant (five years if an incentive stock option is granted to a ten percent owner optionee), subject to earlier termination upon an optionee’s cessation of employment or service.

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

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of March 31, 2006, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each two-year offering period, or (ii) the fair market value of the Company’s common stock on the semi-annual purchase date. If the fair market value of the Company’s common stock on any semi-annual purchase date within a two-year offering period is less than the fair market value per share on the first day of such offering period, then immediately following purchase of shares of the Company’s common stock on that semi-annual purchase date, participants will be automatically withdrawn from the offering period and enrolled in a new two-year offering period beginning immediately thereafter. An aggregate of 2,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of March 31, 2006, 1,609,300 shares had been purchased and 390,700 shares were reserved for future issuance under the Purchase Plan.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (SFAS 123R), Share-Based Payment. The Company previously applied Accounting Principles Board (APB) opinion No .25, Accounting for Stock Issued to Employees and related interpretations, and provided pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method, as provided by SFAS 123R. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes: 1) compensation in connection with the unvested portion of all stock-based compensation awards that were granted prior to January 1, 2006, and 2) compensation related to all stock option awards granted subsequent to December 31, 2005. The Company is using the accelerated method to amortize stock options granted through December 31, 2005, over the remaining requisite service period of the stock option award, and the straight-line method for all stock options granted after December 31, 2005 over the requisite service period of the award. In accordance with SFAS 123R, as of January 1, 2006, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid in capital.

As of March 31, 2006 there was approximately $28.8 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options, and $3.9 million was recorded as stock compensation expense in the first quarter of 2006. The unrecognized compensation costs are expected to be recognized over a weighted average period of 2.09 years.

Determining Fair Value

The Company uses the Black-Scholes valuation method for valuing stock option grants using the following assumptions and estimates:

Expected Volatility. The Company calculates expected volatility as a weighted average of implied volatility and historical volatility.

Expected Life. The Company uses the simplified method to calculate the expected life of stock option grants. This method assumes all options will be exercised midway between the vesting date and the contractual term of the option.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.

Dividends. The Company has not paid dividends in the past, nor does it have any current plans to pay dividends. As such, the Company uses a dividend yield percentage of zero.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
		As restated
Risk-free interest rates	4.46% - 4.55%	2.98% - 4.26%
Expected volatility rates	50%	71% - 85%
Expected dividend yield	—	—
Expected life of stock options (years)	6.03	6.03
Weighted-average grant date fair value of options granted	$14.15	$12.55

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
		As restated
Risk-free interest rates	4.44%	2.94%
Expected volatility rates	37%	49%
Expected dividend yield	—	—
Expected life of purchase right (years)	1.0	1.0
Weighted-average estimated fair value of purchase rights	$6.81	$9.02

The following table summarizes the stock-based compensation expense related to stock options and employee stock purchases for the three months ended March 31, 2006, recognized in accordance with SFAS 123R, and for the three months ended March 31, 2005, recognized in accordance with APB 25 (in thousands).

	Three Months Ended March 31,
	2006	2005
		As restated
Cost of sales	$47	$112
Research and development	1,198	311
Sales and marketing	1,490	193
General and administrative	1,140	328

Total	$3,875	$944

A summary of option activity under the Plans as of March 31, 2006, and changes during the three months then ended, is presented below:

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	7,570	$19.09
Granted	1,133	26.62
Exercised	(271)	14.85
Forfeited or expired	(25)	22.35

Outstanding at March 31, 2006	8,407	$20.30	6.67	$47,991

Exercisable at March 31, 2006	4,989	$18.39	5.49	$37,942

Vested and expected to vest at March 31, 2006	8,059	$20.18	6.58	$47,199

The weighted-average grant-date fair value of options granted for the three months ended March 31, 2006 was $14.15. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $3.08 million.

The pro forma net income and earnings per share for the three months ended March 31, 2005 have been presented below to reflect the impact had the Company been required to include the amortization of the option values in accordance with SFAS 123 as an expense. The pro forma amounts are as follows (in thousands except per share information):

Three Months Ended
March 31, 2005
As restated
Net income, as reported	$4,044
Add: Total stock-based compensation expense included in reported net earnings, net of related tax effects	717
Deduct: Total stock-based employee stock ownership expense determined under fair-value-based method for all awards, net of tax	(4,616)

Pro forma net income	$145

Basic earnings per share:
As reported	$0.14

Pro forma	$0.00

Diluted earnings per share:
As reported	$0.13

Pro forma	$0.00

5.	INVENTORIES:

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

	March 31, 2006	December 31, 2005
Raw materials	$2,406	$1,683
Work-in-process	6,407	6,431
Finished goods	9,110	9,815

	$17,923	$17,929

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INTANGIBLE ASSETS:

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, which ranges from five to twelve years. In the three months ended March 31, 2006 the Company purchased a technology license from its supplier for $3.0 million, to be utilized in the production of the Company’s products. This license agreement will commence amortization in the second quarter of 2006 and has an estimated useful life of 10 years. Amortization for all other previously acquired intangible assets was approximately $0.1 million in the three months ended March 31, 2006. The Company does not believe there is any significant residual value associated with the following intangible assets:

Intangible Asset Class	Carrying Amount March 31, 2006 (in thousands)	Accumulated Amortization March 31, 2006 (in thousands)	Net Intangible Value March 31, 2006 (in thousands)
Patent rights	$3,165	$707	$2,458
Technology licenses	$4,056	$70	$3,986
Other intangibles	$38	$6	$32

Total Intangible Assets	$7,259	$783	$6,476

The estimated future amortization expense related to intangible assets at March 31, 2006 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2006 (remaining 9 months)	$581
2007	$774
2008	$774
2009	$763
2010	$728
Thereafter	$2,856

Total	$6,476

7.	SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

Ten customers accounted for approximately 62% and 70% of total net revenues for the three months ended March 31, 2006 and 2005, respectively. A significant portion of these net revenues are attributable to sales of the Company’s products through distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers, both of which are distributors of the Company’s products, accounted for more than 10% of total net revenues:

	Three Months Ended March 31,
Customer	2006	2005
		As restated
A	16%	19%
B	14%	16%

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2006 and December 31, 2005, approximately 67% and 69% of accounts receivable, respectively, were concentrated with ten customers.

The following customers, both of which are distributors of the Company’s products, accounted for more than 10% of accounts receivable:

	March 31,	December 31,
Customer	2006	2005
A	17%	18%
B	13%	11%

Export Sales

The Company markets its products in the United States and in foreign countries through its sales personnel and through independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to customers in foreign countries, are comprised of the following:

	Three Months Ended March 31,
	2006	2005
		As restated
Taiwan	23%	24%
Hong Kong/China	21%	25%
Korea	20%	22%
Western Europe (excluding Germany)	11%	10%
Germany	6%	4%
Japan	6%	4%
Singapore	3%	3%
Other	1%	2%

Total foreign revenue.	91%	94%

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for approximately 89% and 96% of net revenues from product sales for the three months ended March 31, 2006 and 2005, respectively. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX and TOPSwitch-GX. TinySwitch products include TinySwitch, TinySwitch-II and TinySwitch-III. The remaining 11% and 4% of net product sales in these respective periods was comprised primarily of sales of the Company’s LinkSwitch and DPA-Switch products.

8.	EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants, as computed using the treasury stock method.

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
		As restated
Basic earnings (loss) per share:
Net income (loss)	$(779)	$4,044
Weighted average common shares	29,582	29,919
Basic earnings (loss) per share	$(0.03)	$0.14

Diluted earnings (loss) per share:
Net income (loss)	$(779)	$4,044
Weighted average common shares	29,582	29,919
Effect of dilutive securities:
Stock options	—	1,040
Employee stock purchase plan	—	7

Diluted weighted average common shares	29,582	30,966

Diluted earnings (loss) per share	$(0.03)	$0.13

Options to purchase 2,672,738 and 2,423,396 shares of common stock that were outstanding at March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the options’ exercise prices were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been anti-dilutive.

9.	INCOME TAXES:

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under the provisions of SFAS 109, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The difference between the expected federal statutory rate of 35% and the Company’s effective tax rate of 3% for the three months ended March 31, 2006, was primarily due to the beneficial impact of international sales subject to lower tax rates, lower taxable income recorded in higher tax rate jurisdictions caused by increased expenses incurred in connection with the Company’s previously announced investigation into its historical stock option practices and the resulting restatements of its prior financial statements, and the impact of research and development credits, partially

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offset by permanent differences related to SFAS 123R stock option expense for foreign employees. The difference between the expected federal statutory rate of 35% and the Company’s effective tax rate of 26%, for the three months ended March 31, 2005 was primarily due to the beneficial impact of international sales subject to lower tax rates and the impact of research and development credits. The annual effective income tax rate may change in future periods.

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates, which involves estimating current tax exposures as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction. The estimates used could differ from actual results, which may have a significant impact on operating results in future periods.

10.	INDEMNIFICATIONS:

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2006. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

11.	COMMITMENTS AND CONTINGENCIES:

From time to time the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. See note 12 below. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

12.	LEGAL PROCEEDINGS:

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (System General), a Taiwanese company, and its U.S. subsidiary. The complaint alleges that certain integrated circuits produced by System General infringed and continue to infringe certain of its patents. The Company seeks, among other things, an order enjoining System General from infringing its patents and an award for damages resulting from the alleged infringement. On June 10, 2005, in response to the initiation of the U.S. International Trade Commission (“ITC”) investigation (discussed below), the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay. On December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed below. In response, and by agreement of the parties, the District Court renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination.

On May 9, 2005, the Company filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. The Company filed a supplement to the complaint on May 24, 2005. The Company

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

alleged infringement of certain of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices. The Commission instituted an investigation on June 8, 2005 in response to the Company’s complaint. Systems General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. On June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing Systems General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing Systems General chip. The U.S. Customs Service is authorized to enforce the exclusion order which is now in full effect. On December 6, 2006 System General filed a notice of appeal of the ITC decision. Briefing has been completed, and the appeal will be heard by the U.S. Court of Appeals for the Federal Circuit in coming months.

On October 20, 2004, The Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and the Company will request the damages to be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages award. Fairchild has raised defenses contending that the asserted patents are invalid or unenforceable, and the court set a second trial on these issues to begin on September 17, 2007.

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas. The complaint asserts that the Company infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against the Company but Fairchild and Intersil did not identify any specific products they believe infringe the patent. Fairchild and Intersil’s lawsuit is flawed because both Fairchild and Intersil lack standing to sue the Company and it is also duplicative of a portion of the Company’s suit against Fairchild in Delaware, and the Company therefore filed a motion addressing both issues. The Texas Court granted the Company’s motion to transfer the case to Delaware on March 6, 2007, and the case has been transferred to Delaware and assigned to Judge Farnan, the presiding judge in the Fairchild case discussed above. The Delaware Court has scheduled a status conference for August 2, 2007, but there have been no further developments in the case. The Company continues to believe Fairchild’s case should be dismissed for lack of standing, or in the alternative, be stayed pending the outcome of the trial against Fairchild later this year. In either case, the Company does not expect Fairchild’s suit to have any impact on its lawsuit against Fairchild.

On June 14, 2007, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. subsidiary. The complaint alleges that certain integrated circuits produced by BCD infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining BCD from infringing its patents and an award for damages resulting from the alleged infringement. BCD has not yet answered the complaint.

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of its board of directors relating to the Company’s

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On July 20, 2007, the parties entered a stipulation by which the plaintiffs would file an amended complaint on or before August 1, 2007. Pursuant to the stipulation, Power Integrations’ response to the amended complaint will be due on September 10, 2007.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of the Company’s current and former executives and members of Power Integrations’ board of directors relating to its historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates, that defendants improperly backdated stock option grants, and that costs associated with the stock option grants were not properly recorded in Power Integrations’ financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On September 15, 2006, the Court stayed this action until January 19, 2007. The parties have filed a stipulation to extend the stay until October 5, 2007.

On May 23, 2006, the U.S. Attorney’ s Office for the Northern District of California, or DOJ, issued a grand jury subpoena to the Company directing that it produce documents relating to the granting of stock options from 1995 through the present. On May 31, 2006, the staff of the Securities and Exchange Commission, or SEC, sent a letter to the Company directing it to take appropriate actions to preserve certain documents relating to its stock option practices. Since that time, the government has made a number of requests for the Company to voluntarily produce documents relating to, among other things, the Company’s stock option practices. In addition, the government has been conducting voluntary interviews of certain current and former officers and employees. The Company believes it is cooperating fully with the SEC and the DOJ and has stated its intent to continue to do so.

The Internal Revenue Service, or IRS, is conducting an audit of the Company’s 2002 and 2003 tax returns. The IRS has issued a number of Notices of Proposed Adjustment to these returns. Among other things, the IRS has challenged several aspects of the Company’s research and development cost-sharing arrangement, which was put into place on November 1, 2003. While the Company has agreed to some of the adjustments proposed by the IRS, it disputes other proposed adjustments.

There can be no assurance that the Company will prevail in its litigation with System General, Fairchild or BCD. This litigation, whether or not determined in the Company’s favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on its business, financial condition and operating results. In addition, the Company is unable to predict the outcome of the other legal proceedings described above. Adverse determinations in litigation could result in monetary losses, the loss of the Company’s proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	RECENT ACCOUNTING PRONOUNCEMENTS:

Updates to recent accounting pronouncements as disclosed in the Company’s Form 10-K for the year ended December 31, 2005 are as follows:

In February 2007, the Financial Accounting Standards Board, or FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, the Company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even though the Company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company in the first quarter of 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, that SFAS 159 will have on the Company’s consolidated results of operations and financial condition.

During the first quarter of 2006 the Company adopted FASB Staff Position (FSP) No. 115-1, (FAS) 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The adoption of this accounting pronouncement had no impact on the Company’s financial statements.

14.	SUBSEQUENT EVENTS:

Stock Option Investigation and Regulatory Proceedings

On May 9, 2006, the Company announced that based upon the Special Committee’s preliminary determinations, its previously issued financial statements for the years ended December 31, 2004 and 2003, which were included in its 2004 Form 10-K, and for each of the first three quarters in 2005 and 2004, which were included in its 2005 Forms 10-Q, should no longer be relied upon and would be restated.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NASDAQ Delisting

In 2006, the Company received two NASDAQ Staff Determinations stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because the Company had not timely filed its Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006 and that, as a result, the Company’s securities were subject to delisting from the NASDAQ Stock Market.

On May 2, 2006, and June 10, 2006, the Company received exceptions to the filing requirements and was granted extensions to file the required SEC filings by August 2, 2006. The Company formally notified NASDAQ on July 31, 2006 that it would not be able to meet this deadline. Accordingly, the Company’s common stock was delisted on August 2, 2006 and the Company’s shares then began trading on the Pink Sheets under the symbol “POWI.PK”.

On October 30, 2006, the suspension of trading of the Company’s shares on NASDAQ was lifted, with continued trading contingent upon the Company filing its 2005 Form 10-K and Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2006 by December 18, 2006. The Company did not meet this deadline and, as a result, the Company’s shares were again delisted from NASDAQ as of December 19, 2006 and resumed trading on the Pink Sheets under the symbol “POWI.PK”.

Cancellation of a Significant Distributor

In April 2006, the Company terminated its relationship with its distributor that accounted for 14% and 16% of net revenues in the first quarter of 2006 and 2005, respectively. The Company has replaced this terminated relationship with other distribution relationships, and therefore does not believe that the termination of this distributor relationship will have a material impact to its business.

Commitments and Contingencies

On October 26, 2006, the Company entered into a security agreement with Union Bank of California, whereby it agreed to maintain $1.3 million in an interest-bearing certificate of deposit with the bank. The purpose of this agreement is to secure the commercial letters of credit and standby letters of credit. This agreement remains in effect until cancellation of the Company’s letters of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations, which gives effect to the restatement discussed in note 3 to the condensed consolidated financial statements, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2005. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A—”Risk Factors” and elsewhere in this report.

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits (ICs) for use primarily in electronic power supplies, also known as switched-mode power supplies or switchers. These ICs and the power supplies incorporating them are used in a wide variety of electronic products primarily in the consumer, communications, computer and industrial electronics markets.

Our ICs are purchased primarily by merchant power supply manufacturers who sell power supplies to OEMs, and, in some cases, by OEMs who design and build their own power supplies. In the three months ended March 31, 2006, approximately 61% of our net sales to these end customers were made through distributors of electronic components. Power supplies may be designed with our monolithic ICs, which combine a high-voltage transistor with low-voltage control circuitry, or with a number of competing alternatives. These alternatives include other monolithic and hybrid ICs, pulse width modulation (PWM) controller ICs paired with discrete transistors, and legacy technologies that do not utilize ICs, such as line-frequency transformers and self-oscillating switchers using discrete components.

Our sales process involves significant effort to convince our customers to design their power supplies using our ICs as components. Competition for these “design wins” at our customers is intense, as the power-supply industry is extremely price-sensitive. We attempt to differentiate our offerings from competing alternatives through innovation aimed at helping our customers minimize the total cost of their power supplies while meeting the performance specifications demanded by their end customers. Much of this innovation is embodied in the features and functionality of our ICs, as well as in various power-supply design techniques developed by us for use by our customers. Further, we attempt to minimize the cost of producing our ICs through continuous improvement of our proprietary manufacturing process as well as seeking other manufacturing efficiencies.

We employ a variety of methods for marketing and selling our products in an effort to accelerate the penetration of our addressable markets. We employ a staff of sales personnel and field applications engineers around the world, and have increased the size of this staff considerably over the past several years. In order to assist our customers in designing power supplies with our ICs, we offer a wide range of technical documentation as well as design-support tools and services. These include our PI Expert design software, which we offer free of charge, and our transformer sample service. We also continue to introduce more advanced products that make our solutions more cost-effective and easier for designers to use.

We believe that the increasing importance of energy-efficiency as a design criterion for power supplies could help accelerate the rate of adoption of our technology by the power-supply industry, and represents an important opportunity for us to increase the penetration rate of our products. This trend is predominantly the result of the emergence of energy-efficiency standards that encourage, or in some cases mandate, the design of more energy-efficient electronic products. Power supplies built with legacy technologies such as line-frequency transformers are often unable to meet such standards cost-effectively. Most notably, the California Energy Commission has introduced mandatory standards governing the energy efficiency of virtually all external power supplies; these standards are scheduled to take effect for all products in July of 2007. Other U.S. states, as well as Australia, have adopted virtually identical mandatory standards scheduled to take effect in 2007 and 2008. Further, in response to concerns about the energy inefficiency of incandescent lighting, various policymakers have enacted or proposed policies that could result in more rapid adoption of alternative lighting technologies such as light-emitting diodes (LEDs). We believe that this trend represents an additional market opportunity for us, since our ICs are used in power-supply circuitry to provide low-voltage DC power for LED light fixtures.

Restatement of the March 31, 2005 Condensed Consolidated Financial Statements

Background

We announced on March 13, 2006 that a Special Committee of our board of directors was conducting an internal investigation of our practices related to stock option grants to officers, directors and employees, and related matters. The Special Committee was comprised of disinterested members of our board of directors and was assisted by independent outside legal counsel and accounting experts.

In a Form 8-K filed on May 9, 2006, we disclosed that the Special Committee had reached a preliminary conclusion that the actual dates of measurement for certain past stock option grants differed from the recorded grant dates for such awards, and that, accordingly, we expected to record additional material non-cash charges for stock-based compensation expenses in prior periods. On the same Form 8-K, we announced that we may need to restate our historical financial statements for each of the fiscal years 1999 through 2004, and for the first three quarters of the fiscal year ended December 31, 2005, and that the Audit Committee of the Board of Directors had concluded that the financial statements for these prior periods and any related reports of its independent registered public accounting firm should no longer be relied upon. In early May 2006, we accepted the resignations of Howard Earhart, our Chairman of the Board and former Chief Executive Officer, and of John Cobb, our Chief Financial Officer.

On May 24, 2006, the Special Committee advised our board of directors of its final conclusion that, among other things, the recorded grant dates for certain option grants should not be relied upon. After receiving the Special Committee’s conclusions and consistent with those conclusions, we reviewed stock option grants during the period from 1998 through June 2006. The restated consolidated financial statements contained in this Form 10-Q reflect corrections resulting from those reviews.

We have incurred substantial expenses related to our special investigation and subsequent internal investigation, which began in early 2006. In addition, we are the subject of several derivative actions filed against certain of our current and former directors and officers as well as investigations launched by the U.S. Attorney’ s Office for the Northern District of California and the staff of the Securities and Exchange Commission regarding our past stock option granting practices, as more fully described in Part II, Item 1, “Legal Proceedings.” We have incurred approximately $13.7 million in operating expenses for legal fees, external audit firm fees, external consulting fees, and board of director meeting fees in the twelve months ended December 31, 2006, and expect to incur significant additional fees related to the special investigation and financial statement restatements until we are current with all delinquent filings.

In addition to the stock-based compensation expenses and the related income and payroll tax effects, we recorded adjustments to correct other errors that occurred in the periods ended December 31, 2001 through the third quarter of 2005.

Restatement Adjustments

Our restated condensed consolidated financial statements for the three months ended March 31, 2005 contained in this Form 10-Q incorporate adjustments related to stock-based compensation expense, payroll tax expense and other accounting adjustments, including the income tax effect related to the restatement adjustments. Each of these items is described below. The restatement adjustments resulted in a reduction of our previously reported consolidated net income of approximately $0.7 million (or $0.02 per diluted share) for the three months ended March 31, 2005.

The table below presents the effect of the individual restatement adjustments, which are explained in further detail following the table (in thousands):

Three Months Ended March 31, 2005
STOCK COMPENSATION:
New hire non-officer stock option grants accounted for as being made prior to the terms being fixed	$52
Stock option grants with insufficient or incomplete corporate approvals	665
Stock option grants cancelled and repriced	220
Accelerated vesting and other matters related to stock-based compensation	3

Total stock compensation expense	940
Payroll taxes, interest and penalties	63

Total stock compensation related adjustments	1,003
OTHER MISCELLANEOUS ACCOUNTING ADJUSTMENTS:
Correction of sales returns reserve	1
Correction of period of charge for cost of wafers used in engineering	(108)

Total other miscellaneous accounting adjustments	(107)

Total adjustments to decrease income before income tax	896
INCOME TAX BENEFIT	205

Total adjustments to decrease net income	$691

DECREASE IN DILUTED EARNINGS PER SHARE	$0.02

Stock-Based Compensation – These adjustments are from our determination, based upon the Special Committee’s investigation and our subsequent reviews and analyses, that the initially recorded measurement dates for various categories of stock option grants could not be relied upon. These categories included the following:

•

New-hire non-officer stock option grants accounted for as being made prior to the terms being fixed. Our practice was to set the exercise price of new-hire non-officer awards based upon the fair value of our stock on the employee’s hire date or the last day of the month of the employee’s first month of employment, whichever was lower. Because this determination was made at the end of the month of hire, the last day of the month of the employee’s first month of employment was determined to be the first date when the number of shares and the price of each grant were known with finality. Grants accounted for as being made before the last day of the month of the employee’s first month of employment, which represented options to purchase an aggregate of 1,112,149 shares, through March 31, 2005, were accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

•

Stock option grants with insufficient or incomplete corporate approvals. We determined that for certain stock option grants the number of shares and the exercise price were not known with finality at the original measurement date. We determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained, including the finalization of the number of stock options allocated and the related exercise price. We adopted a methodology to remeasure these option grants to a revised measurement date, as described below, and accounted for these grants, which represented options to purchase an aggregate of 6,344,139 shares, through March 31, 2005, as fixed awards under APB 25.

•

Stock option grants determined to have been cancelled and repriced. We determined that the terms of certain stock option grants to purchase an aggregate of 415,000 shares, through March 31, 2005, may have been communicated to employees and that those terms were subsequently modified. We concluded that such modifications constituted repricings and, therefore, that these stock option grants should have been accounted for as variable awards for accounting purposes.

•

Accelerated vesting and other matters related to stock-based compensation. Accelerated vesting consists primarily of the acceleration of stock option vesting, with respect to options to purchase an aggregate of 341,174 shares, upon termination of a few employees prior to 2001, which resulted in stock-based compensation expense which had not been previously recorded. The other matters relate primarily to the impact of the capitalization in inventory of stock-based compensation through March 31, 2005.

Payroll taxes, interest and penalties –In connection with the stock-based compensation adjustments, we determined that certain options previously classified as Incentive Stock Option, or ISO, grants were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes us to additional payroll related withholding taxes on the exercise of these Affected ISOs granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. The payroll tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed, and recognized as a reduction in the related functional expense category in our consolidated statements of income. The net tax liability at March 31, 2006 for this potential disqualification of ISO tax treatment for option awards totaled $1.1 million.

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

Other miscellaneous accounting adjustments– In addition to the stock-based compensation expenses, we recorded adjustments that had not been previously reflected in our consolidated financial statements. These adjustments relate primarily to a correction of our sales return reserve, which should have been reduced in 2001. In addition, we corrected the period of expense for certain wafers used in engineering that should have been recorded in our December 31, 2004 financial statements.

Further, we corrected the classification of the balance of callable securities between short-term investments and long-term investments, included as a component of other assets, as of March 31, 2005. We also corrected the consolidated statements of cash flows for the effects of the aforementioned restatements as well as to correct for the non-cash effects of property and equipment purchases recorded, but not yet paid for, at each period end.

Income tax benefit – We reviewed the income tax effect of the stock-based compensation charges, and we believe that the proper income tax accounting for U.S. stock options under generally accepted accounting principles depends, in part, on the tax distinction of the stock options as either ISOs or non-qualified stock options, or NSOs. Although some of the Affected ISOs were originally intended to be ISOs, we noted that, under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant. Because of the potential impact of the measurement date changes on the qualified status of Affected ISOs, we have determined that all Affected ISOs might not be qualified ISOs under the regulations, and therefore should be accounted for as if they were NSOs for income tax accounting purposes.

We have recorded a net income tax benefit of approximately $12.5 million in connection with the stock-based compensation related expense and other restatement adjustments during the period from fiscal year 1998 to March 31, 2005. This income tax benefit has resulted in an increase to our deferred tax assets for all U.S. affected stock options prior to the exercise or forfeiture of the related options. We recorded no income tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because we determined that we could not receive tax benefits outside of the U.S. Further, we limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or paid-in capital in the period of exercise or forfeiture.

Our board of directors has ratified each of the options granted, and we intend to honor each stock option granted pursuant to the terms of the applicable stock option plan and stock option agreement.

Accounting Considerations – Stock-Based Compensation

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

The methodology we used to determine the Deemed Measurement Dates associated with prior stock option grants was as follows:

New-Hire Non-Officer Employee Stock Options – We determined the Deemed Measurement Date for each of these grants to be the last day of the month of the employee’s first month of employment. Our practice was to set the exercise price of these awards at the end of the month of hire, and therefore we determined that the last day of the month of the employee’s first month of employment was the first date when the number of shares and the price of each grant were known with finality.

All Other Stock Options – We determined the Deemed Measurement Date for each stock option grant, other than grants of new hire non-officer employee options, to be the Approval Date for the stock option, provided the Approval Date criteria set forth below were met. If the criteria for use of the Approval Date were not met, then we used the Communication Date, as defined below, as the Deemed Measurement Date for the stock option.

•

“Approval Date” – The Approval Date was the date of approval set forth in executed minutes or a fully-executed consent of the board of directors, compensation committee or stock option committee documenting the grant of the stock option. However, we generally only used the Approval Date as the Deemed Measurement Date if both:

(1)	there was documentary evidence that the allocation of the shares had been finalized, and the written consent, if applicable, was executed, on that date ; and

(2)	the Communication Date for the stock option was within 30 days of the date of approval set forth in the documentary evidence.

•

“Communication Date” – We define the “Communication Date” as the date we determined the key terms of the option (both the number of shares and the exercise price) had initially been communicated to the optionee. In the absence of specific documentary evidence of initial communication, we generally determined the Communication Date to be the earliest of:

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

Related Proceedings

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of our board of directors relating to our historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On July 20, 2007, the parties entered a stipulation by which the plaintiffs would file an amended complaint on or before August 1, 2007. Pursuant to the stipulation, Power Integrations’ response to the amended complaint will be due on September 10, 2007.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of our current and former executives and members of Power Integrations’ board of directors relating to our historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates, that defendants improperly backdated stock option grants, and that costs associated with the stock option grants were not properly recorded in Power Integrations’ financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On September 15, 2006, the Court stayed this action until January 19, 2007. The parties have filed a stipulation to extend the stay until October 5, 2007.

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

Effect on our Nasdaq Listing

Our common stock has been suspended from trading on The NASDAQ Stock Market for noncompliance with the Nasdaq listing requirements, and currently trades on the Pink Sheets under the symbol “POWI.PK”. Until we file all of our delinquent SEC filings, we will not be in compliance with the Nasdaq listing requirements. Even when we do regain compliance with the Nasdaq listing requirements, we will be required to reapply to have our common stock listed on the Nasdaq Global Market, and there is no assurance that our application will be successful.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales returns, allowance for distributor pricing credits, allowance for doubtful accounts, write downs for excess and obsolete inventory, stock-based compensation and income taxes. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

Revenue Recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to our international OEMs and merchant power supply manufacturers from our facility in California are “delivered at frontier”, which is commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. Beginning in December 2005, shipping terms to our international OEMs and merchant power supply manufacturers shipped from our facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from our foreign warehouse. Shipments to North American OEMs and merchant power supply manufacturers are “FOB-point of origin” meaning that revenue is recognized upon shipment, when the title is passed to the customer.

We make sales to distributors under terms allowing certain rights of return and protection against subsequent price declines on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their customers.

We determine the amount to defer based on the level of actual inventory on hand at our distributors as well as inventory that is in transit to our distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R) which requires the measurement and recognition of compensation expense for share-based payment awards. We estimate the fair value of employee stock options and employee stock purchase rights under our Employee Stock Purchase Plan (“ESPP Shares”) on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires us to estimate the expected terms of awards, expected stock price volatility, dividend rate, and the risk-free interest rate. These estimates, some of which are highly subjective, greatly affect the fair value of each employee stock option and ESPP share. We calculate our estimate of expected volatility for both stock options and ESPP shares using a weighted average of our historical stock price volatility and the implied volatility of our shares. We monitor the assumptions used to compute the fair value of our stock-based awards, and we will revise our assumptions as appropriate. In the event that we later determine that assumptions used to compute the fair value of our stock-based awards need to change significantly in future periods, stock-based compensation expense and, therefore, our results of operations, could be materially impacted.

Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. APB No. 25 provided that compensation expense relative to our employee stock options were measured based on the intrinsic value of stock options granted. For grants determined to be “fixed” under APB 25, we recognize compensation expense in our statement of operations using the straight-line method over the vesting period based upon the difference between the exercise price of our employee stock option grants and the market price of the underlying common stock on the measurement date of the option. We did not recognize compensation expense in our consolidated income statement for fixed awards when the exercise price of our employee stock option grants equaled the market price of the underlying common stock on the measurement date of the option. The measurement date was the date when the number of shares and exercise price were known with finality. For grants determined to be “variable” under APB 25, we remeasured, and reported in our statement of operations, the intrinsic value of the options at the end of each reporting period until the options were exercised, cancelled or expired unexercised. We had a restatement of our consolidated financial statements, as described in “Restatement of Condensed Consolidated Financial Statements” above. In accordance with SFAS 123R, as of January 1, 2006, previously recorded deferred compensation of $746,000 has been eliminated with a corresponding reduction in additional paid in capital.

Estimating Sales Returns and Allowances

Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our customers, and changes in customer demand and acceptance of our products. This reserve represents a reserve of the gross margin on estimated future returns and is reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue equal to the expected customer credit memo, and a corresponding credit is made to cost of sales equal to the estimated cost of the returned product. The net difference, or gross margin, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our future net revenues could be adversely affected.

Estimating Distributor Pricing Credits

Historically, approximately 55% to 65% of our total sales have been made to distributors. Frequently, distributors need a cost lower than our standard distribution price in order to win business. In these circumstances, the distributor submits a request to us for a lower “sell-in” price on a specific end-customer transaction or series of transactions. After the distributor ships product to its customer under an approved transaction, the distributor submits a “ship and debit” claim to us in order to adjust its cost from the standard price to the approved lower price. After verification by us, we issue a credit memo to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the adequacy of our reserves, we analyze historical ship and debit amounts and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

From time to time we reduce our distribution list prices. We give our distributors protection against these price reductions in the form of credits on products they hold in their inventories. The credits are referred to as “price protection.” Since we do not recognize revenue until a distributor sells our products to its customers, we generally do not need to provide reserves for price protection. However, in rare instances we must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, we will maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. We analyze distribution price declines and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

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

Income Taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry-forwards, and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. We limit the deferred tax assets recognized related to certain of our highly-paid officers to amounts that we estimate will be deductible in future periods based upon the provisions of the Internal Revenue Code Section 162(m). As of March 31, 2006, we had recorded no valuation allowance to reduce our deferred tax assets. We believe it is more likely than not that forecasted income will be sufficient to fully recover our deferred tax assets. In the event that we determine all or part of the net deferred tax assets not to be realizable in the future, we would record a valuation allowance in the period in which such determination is made, which could adversely affect our operating results. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended March 31,
	2006	2005
		As restated
Net revenues	100.0%	100.0%
Cost of revenues	48.0	52.0

Gross profit.	52.0	48.0
Operating expenses:
Research and development	16.5	12.6
Sales and marketing	17.7	12.3
General and administrative	23.7	9.0

Total operating expenses	57.9	33.9

Income (loss) from operations	(5.9)	14.1
Total other income	3.6	1.9

Income (loss) before provision for income taxes	(2.3)	16.0
Provision (benefit) for income taxes	(0.1)	4.2

Net income (loss)	(2.2)%	11.8%

Comparison of the Three Months Ended March 31, 2006 and 2005

Net revenues. Net revenues for the three months ended March 31, 2006 were $35.3 million compared to $34.4 million for the three months ended March 31, 2005, an increase of $0.9 million or approximately 3%. The increase was primarily the result of increased sales of our products into the industrial end market, including applications such as external chargers, industrial controls and uninterruptible power supplies. Sales into the consumer end market also increased, driven by applications such as set-top boxes, digital cameras and appliances. These increases were partially offset by a decrease in sales into the computer and communications end markets. The decrease in sales for the computer market largely reflected general weakness in the market for desktop computers, while the decrease in sales for the communications market largely reflected the end-of-life of certain designs in which our products were incorporated, as well as the delayed production of certain new designs in which our products are incorporated.

The increase in net revenues was driven by higher sales of our LinkSwitch, DPA-Switch and TOPSwitch-GX products, partially offset by lower sales of our TinySwitch-II products, which are widely used in the computer and communications markets.

Our net revenue mix by product family and by the end markets that we serve were as follows:

Revenue mix by product family for the three months ended March 31, 2006 compared to the three months ended March 31, 2005:

	Three Months Ended March 31,	Three Months Ended March 31,
Product Family	2006	2005
TinySwitch-I, -II and -III	48%	56%
TopSwitch-FX, -GX, -I and -II	41%	39%
LinkSwitch	8%	5%
DPA-Switch	3%	—%

Approximate revenue mix by end markets served for the three months ended March 31, 2006 compared to the three months ended March 31, 2005:

	Three Months Ended March 31,	Three Months Ended March 31,
End Market	2006	2005
Consumer	33%	31%
Communication	27%	30%
Computer	18%	24%
Industrial	14%	9%
Other	8%	6%

International sales were $32.0 million in the first quarter of 2006 compared to $32.2 million for the same period in 2005, a decrease of approximately $0.2 million. International sales represented 91% of net revenues compared to 94% in the comparable period of 2005. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 73% and 79% of our net revenues for the three months ended March 31, 2006 and 2005, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Net product sales for the first quarter of 2006 were divided 62% to distributors and 38% to OEMs and power supply merchants, compared to 58% to distributors and 42% to OEMs and power supply merchants for the first quarter of 2005. In the three months ended March 31, 2006, two separate customers, both of whom are distributors, accounted for approximately 16% and 14% of net revenues, respectively. In the three months ended March 31, 2005, the same two distributors accounted for approximately 19% and 16% of net revenues. In April 2006, we terminated our distributor relationship with our distributor that accounted for 14% and 16% of net revenues in the first quarter of 2006 and 2005, respectively. We have replaced this terminated relationship with other distribution relationships, and therefore do not believe that the termination will have a material impact to our business. No other customers accounted for 10% or more of our net revenues in those periods.

Customer demand for our products can change quickly and unexpectedly. Our customers perceive that our products are readily available and typically order only for their short-term needs. Our revenue levels are highly dependent on the amount of new orders that are received for which product can be delivered by us within the same period. Orders that are booked and shipped within the same period are called “turns business”. Because of the uncertainty of customer demand, and the short lead-time environment and high level of turns business, it is difficult to predict future levels of revenues and profitability.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from MEI, OKI Electric Industry Co., Ltd., or OKI, and ZMD Analog Mixed Signal Services GmbH & Co. KG, or ZFOUNDRY, a wholly-owned subsidiary of X-FAB Semiconductor Foundries AG (as of March 2007), as well as the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with the testing of both wafers and packaged components, and testing of packaged components by sub-contractors. Gross profit was $18.3 million, or 52% of net revenues, for the three months ended March 31, 2006, compared to $16.5 million, or 48% of net revenues, for the three months ended March 31, 2005. The increase in our gross profit margin was due primarily to lower product costs resulting from the implementation of improved process technology, as well as the migration of our product testing to off-shore sub-contractors. In addition, stock-based compensation expense included in the cost of revenue was lower in the three months ended March 31, 2006 as compared to the same period in fiscal 2005.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses (including stock-based compensation), expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products until we release these products to production. Research and development expenses for the first quarter of 2006 were $5.8 million, or 17% of net revenues, compared to $4.3 million or 13% of net revenues for the same period in 2005. The increase was driven primarily by higher stock-based compensation expenses, reflecting the implementation of SFAS 123R in the first quarter of 2006, and increased payroll related expenses due to headcount expansion. Stock-based compensation expenses totaled $1.2 million in the three months ended March 31, 2006, and $0.3 million in the same period of the prior year. We expect research and development expenses to increase in absolute dollars in future periods, but these expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation), commissions to sales representatives, field application engineering costs, and facilities expenses, including expenses associated with our regional sales offices and support offices. Sales and marketing expenses were $6.2 million, or 18% of net revenues for the first quarter of 2006, compared to $4.2 million or 12% of net revenues for the same period in 2005. The increase was driven by higher stock-based compensation expense reflecting the implementation of SFAS 123R in the first quarter of 2006, and increased payroll related expenses due to headcount expansion. Stock-based compensation expenses totaled $1.5 million in the three months ended March 31, 2006 and $0.2 million in the same period a year prior. We expect sales and marketing expenses to increase in absolute dollars in future periods, but these expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses (including stock-based compensation) for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and audit and tax services. For the quarter ended March 31, 2006, general and administrative expenses were $8.4 million or 24%, of our net revenues, compared to $3.1 million, or 9% of net revenues for the same period in 2005. The increase was due primarily to legal fees related to our patent-infringement lawsuits against System General Corp. and Fairchild Semiconductor (as described in Part II Other Information, Item 1 Legal Proceedings), which totaled $2.9 million, and professional fees, which totaled $1.9 million, in connection with the internal investigation of our practices for granting and accounting for stock options and the related restatement. The increase was also partially attributable to higher stock-based compensation expense, reflecting the implementation of SFAS 123R in the first quarter of 2006. Stock-based compensation expense totaled $1.1 million in the three months ended March 31, 2006, compared to $0.3 million in the same period of the prior year.

As a result of the continued recognition of stock-based compensation expenses, our ongoing patent litigation, and the internal investigation and related restatement of our historical financial statements throughout 2006, we expect our general and administrative expenses to continue to be at a significantly higher percentage of our net revenues than has historically been the case.

Other income, net. Other income, net, for the first quarter of 2006 was $1.3 million compared to $0.6 million for the same period in 2005. Other income consists primarily of interest income earned on short-term and long-term investments. The increase was primarily from increased interest income due to higher interest rates.

Provision (benefit) for income taxes. Provision for income taxes represents federal, state and foreign taxes. The benefit for income taxes was $23,000 for the quarter ended March 31, 2006 compared to a provision of $1.5 million for the quarter ended March 31, 2005. Our estimated effective tax rates for the three months ended March 31, 2006 and 2005 were 3% and 26% respectively. The difference between the expected statutory rate of 35% and our effective tax rate for the quarter ended March 31, 2006 was due primarily to the favorable effects of international sales subject to lower tax rates, lower taxable income recorded in higher tax rate jurisdictions caused by increased expenses incurred in connection with our previously announced investigation into our historical stock option practices and the resulting restatements of our prior financial statements, and research and development tax credits, partially offset by permanent differences related to SFAS 123R stock option expense for foreign employees. The difference between the expected federal statutory rate of 35% and the Company’s effective tax rate of 26%, for the three months ended March 31, 2005 was primarily due to the beneficial impact of international sales subject to lower tax rates and the impact of research and development credits. The annual effective income tax rate may change in future periods.

Liquidity and Capital Resources

As of March 31, 2006, we had $139.1 million in cash, cash equivalents and short-term and long-term investments, an increase of approximately $8.6 million from December 31, 2005. In addition, under a revolving line of credit with Union Bank of California, which expired on October 1, 2006, we could borrow up to $10.0 million. We used a portion of the credit line to cover advances for commercial letters of credit and standby letters of credit, which we provide to MEI prior to the shipment of wafers to us, and also to our workers compensation insurance carrier as part of our insurance program. As of March 31, 2006, there were outstanding letters of credit totaling approximately $1.4 million. The balance of this credit line was unused and available as of March 31, 2006. On October 26, 2006, we entered into a security agreement with Union Bank of California, whereby we agreed to maintain $1.3 million in an interest bearing certificate of deposit with the bank. The purpose of this agreement is to secure commercial letters of credit and standby letters of credit up to the deposit amount. This agreement remains in effect until cancellation of our letters of credit.

As of March 31, 2006, we had working capital, defined as current assets less current liabilities, of approximately $134.3 million, an increase of approximately $1.5 million from December 31, 2005. Our operating activities generated cash of $9.3 million and $6.5 million in the three months ended March 31, 2006 and 2005, respectively. In the first three months of 2006, adjustments to reconcile our net loss of $0.8 million to cash flows from operating activities consisted primarily of depreciation and amortization of $1.5 million and stock-based compensation expense of $3.9 million. In the first three months of 2006, cash flows resulting from changes in operating assets and liabilities consisted primarily of an increase in accounts payable of approximately $4.3 million, due primarily to the timing of payments to our wafer foundries, and an increase in deferred income on sales to distributors of $1.0 million, as a result of higher distributor inventory, partially offset by a decrease in income taxes and accrued liabilities of $0.8 million, due primarily to the timing of payroll processing in the first quarter of 2006 versus December 31, 2005, and the payout of bonuses in the first quarter of 2006. In the first three months of 2005, adjustments to reconcile our net income of $4.0 million to cash flows from operating activities consisted primarily of depreciation and amortization of $1.7 million and stock-based compensation expense of $0.9 million. In the first three months of 2005, net cash flow usage resulting from changes in operating assets and liabilities consisted primarily of an increase in inventory of $1.4 million, and a decreases in accounts payable and income tax payable and accrued liabilities of $1.2 million and $1.1 million, respectively, offset by a decrease in accounts receivable of approximately $2.0 million and a decrease in prepaid expenses and other current assets of $1.2 million.

Our investing activities were net purchases of $17.3 million in the three months ended March 31, 2006 and net maturities of $8.5 million in the three months ended March 31, 2005, of held-to-maturity investments. Purchases of property and equipment were $2.7 million and $0.6 million in the three months ended March 31, 2006 and 2005, respectively. Additionally, investing activities for the three months ended March 31, 2006 included the acquisition of a technology license from our foundry OKI, for $3.0 million, to be utilized in the production of our products. The acquired license from OKI, and other licenses and patent rights are reported net of accumulated amortization on the Company’s condensed consolidated balance sheet. We amortize the cost of intangible assets (licenses and patents) over the term of the acquired license or patent rights, which ranges from five to twelve years. Our financing activities for the three months ended March 31, 2006 included the use of $0.4 million for the repurchase of approximately 18,000 shares of our common stock, and receipts of $5.3 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan. Our financing activities in the three months ended March 31, 2005 consisted of the use of $20.2 million of cash for the repurchase of approximately 1.1 million shares of our common stock, and receipts of $2.5 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan.

In October 2005, we announced that our board of directors had authorized the repurchase of up to $25.0 million of our common stock. From the inception of the stock repurchase program through March 31, 2006, a total of 267,500 shares were repurchased for approximately $5.8 million. The repurchase program has a provision that allows it to be suspended or discontinued at any time.

There has not been a material change in our contractual commitments from those described in our 2005 Annual Report on Form 10-K.

During the first three months of 2006, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during the remainder of 2006, as a result of decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

Updates to recent accounting standards as disclosed in our Form 10-K for the year ended December 31, 2005 are as follows:

In February 2007, the Financial Accounting Standards Board, or FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, we may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if we have similar instruments that we elect not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by us in the first quarter of 2008. We currently are determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, that SFAS 159 will have on our consolidated results of operations and financial condition.

During the first quarter of 2006 we adopted FASB Staff Position (FSP) No. 115-1, (FAS) 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The adoption of this accounting pronouncement had no impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2005 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not hold any instruments for trading purposes. At March 31, 2006 and December 31, 2005, we held primarily cash equivalents and short-term investments, with maturity dates of less than twelve months, and fixed interest rates.

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe. Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts; however, the contract prices to purchase wafers from MEI and OKI are denominated in Japanese yen and both agreements allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations. We maintain a Japanese yen account with a U.S. bank for payments to our wafer suppliers in Japan.

ITEM 4.	CONTROLS AND PROCEDURES.

Limitations Regarding the Effectiveness of Control Systems

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this report, March 31, 2006. Disclosure controls and procedures under the Exchange Act mean the controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed by Power Integrations in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Power Integrations in the reports that it files or submits under the Exchange Act is accumulated and communicated to Power Integrations’ management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective as a result of three material weaknesses that existed in our internal control over financial reporting and because on that date, we expected to miss the timely filing of this Quarterly Report on Form 10-Q. The three material weaknesses, which are described in more detail in the following section, are related to accounting for stock option grants, income tax accounting and the application of generally accepted accounting principles material to non-routine transactions.

Internal Control Over Financial Reporting

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the Exchange Act, internal control over financial reporting means a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions Power Integrations’ assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and, (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of March 31, 2006. Three material weaknesses, as described in the following paragraphs, existed in our internal control over financial reporting, and therefore our internal control over financial reporting was not operating effectively as of March 31, 2006. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Control Activities Related to Accounting for Stock Option Grants

As of March 31, 2006, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of SFAS No. 123(R), which replaced APB 25 effective January 1, 2006.

In the course of our investigation of our stock option granting practices, which we conducted in 2006, we determined that our controls were not adequate to ensure that our stock option grants had a correctly recorded grant date, the first date on which the number of shares that an individual employee was entitled to receive and the exercise price were both known with finality. This included not having sufficient controls in place to ensure that option grants received the required corporate approvals. Moreover, we did not have sufficient controls in place to properly account for stock option grants that had modifications in key terms.

This lack of internal controls and procedures led to incorrect application of APB 25 for periods prior to January 1, 2006, which provided that compensation expense relative to our employee stock options should be measured based on the intrinsic value of stock options granted. For periods after December 31, 2005, this lack of internal controls and procedures led to incorrect application of SFAS No. 123(R), which provides for share-based compensation expense based on fair value, as further described in Note 3 of the financial statements. Based on our investigation, we concluded that original measurement dates on certain stock option grants could not be relied upon for accounting purposes and that the appropriate charges for such stock option grants and for stock option grants where key terms were potentially modified had not been properly recorded. As a result we did not correctly account for stock-based compensation expense for certain stock option grants.

In connection with errors that resulted from this material weakness, we recorded non-cash charges for stock-based compensation and the related payroll and income tax effects in prior periods, and, we restated our historical consolidated financial statements in our December 31, 2005 Form 10-K for each of the fiscal years ended 1998 through 2004, and each of the first three quarters of the year ended December 31, 2005, and for each of the four quarters of the year ended December 31, 2004.

Additionally, subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2004, we determined that we erroneously applied certain aspects of SFAS No. 123. As a result, we had to make certain changes in the assumptions we used to calculate pro forma net income, and the footnote disclosures under the provisions of SFAS No. 123. Accordingly, we determined that our controls were not adequate to ensure that the assumptions we used were accurate.

As of March 31, 2006, these material weaknesses had not been remediated. Therefore, we did not have sufficient controls in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of APB 25 and SFAS No. 123(R), which replaced APB 25 in 2006.

Control Activities Relating to Income Tax Accounting

As of March 31, 2006, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the accounting and review of our income taxes payable, deferred income tax assets and liabilities, and the related tax provision.

In connection with the preparation of our 2006 consolidated financial statements, we determined that we did not have appropriate staffing resources to perform our tax accounting functions. Specifically, there was a failure to consistently apply generally accepted accounting principles in determining our income taxes payable, deferred income tax assets and liabilities, and the related tax provision. In the course of reviewing these errors, we determined that our controls were not adequate to ensure the completeness and accuracy of the tax provision in accordance with generally accepted accounting principles.

Control Activities Relating to the Application of Generally Accepted Accounting Principles to Material, Non-Routine Transactions

As of March 31, 2006, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of generally accepted accounting principles to material, non-routine, non-systematic transactions.

This third material weakness resulted from an adjustment of $1.4 million of legal expenses we paid and assumed would be reimbursed under our D&O insurance policy. We originally recorded a receivable for this amount. After subsequent review, we determined that this was a gain contingency, as per SFAS No. 5, Accounting for Contingencies, specifically paragraph 179(a), and should not be recorded as a receivable at December 31, 2006 because to do so might be a recognition of a gain prior to its realization. Consequently we failed to appropriately apply generally accepted accounting principles to the accounting for this transaction and concluded that there was more than a remote likelihood that a material misstatement of our annual financial statements would not have been prevented or detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the date on this Form 10-Q the following changes have occurred:

Changes Related to Stock Options

Subsequent to the date of this Form 10-Q, in response to the identification of the material weakness related to accounting for stock option grants, we have implemented the following corrective actions:

•	Improvements in disclosure controls and internal control over financial reporting

¡

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

¡

Our compensation committee refined and limited delegation of authority to a subcommittee to grant stock options, and eliminated the use of written consents by the compensation committee for the purpose of granting options to help avoid issues regarding timing of receipt of written consents.

¡

We now require that all evergreen, new hire, promotional and retention stock options be granted either (i) by our stock option committee on a predetermined schedule, (ii) by our board of directors or (iii) at a meeting of our compensation committee.

¡	In addition, all stock option grants to the executive staff must be made by the board of directors or our compensation committee.

¡

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

Changes Related to Tax Accounting

Subsequent to the date of this Form 10-Q, in response to the identification of the material weakness related to tax accounting, we have initiated the following corrective actions:

To strengthen our processes related to tax accounting, management improved our review process by adding additional reviews, and, with the assistance of our third party tax accounting firm, engaged, and seeks to further engage, more senior and qualified tax personnel. These changes were made after the end of our fiscal year 2006.

Although management has made changes to strengthen this area of tax accounting, management has not had an opportunity to test whether this material weakness has been remedied.

Changes Related to the Application of Generally Accepted Accounting Principles to Material Non-Routine Transactions

Subsequent to the date of this Form 10-Q, in response to the identification of the material weakness related to the application of generally accepted accounting principles to material non-routine transactions, we have initiated the following corrective actions:

To strengthen our processes relating to the accounting for material, non-routine, non-systematic transactions in accordance with generally accepted accounting principles, subsequent to the end of our fiscal year 2006, we have implemented a process to identify and research those items and engage technical expertise, if determined to be required, to provide reasonable assurance that the transactions are prepared in accordance with generally accepted accounting principles. Our policy requires the contemporaneous documentation and evaluation of complex and unusual transactions, which are material either by the size or the nature of the transaction. In conjunction with this policy, we are implementing more rigorous controls for ensuring that those transactions which involve a significant level of management judgment or which by the nature of the transactions rise a level requiring communication to the Audit Committee are, in fact, communicated to the Audit Committee on a timely basis.

Management is in the process of remediating these material weaknesses, and has taken steps to help ensure that all individuals involved in administering the relevant processes are now aware of the revised controls. Although these design changes have been implemented, management has not had the opportunity to evaluate the operating effectiveness of these revised controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 28, 2004, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (System General), a Taiwanese company, and its U.S. subsidiary. Our complaint alleges that certain integrated circuits produced by System General infringed and continue to infringe certain of our patents. We seek, among other things, an order enjoining System General from infringing our patents and an award for damages resulting from the alleged infringement. On June 10, 2005, in response to the initiation of the U.S. International Trade Commission (“ITC”) investigation (discussed below), the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay. On December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed below. In response, and by agreement of the parties, the District Court renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination.

On May 9, 2005, we filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. We filed a supplement to the complaint on May 24, 2005. We alleged infringement of certain of our patents pertaining to pulse width modulation (“PWM”) integrated circuit devices. The Commission instituted an investigation on June 8, 2005 in response to our complaint. Systems General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. We subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. On June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing Systems General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing Systems General chip. The U.S. Customs Service is authorized to enforce the exclusion order which is now in full effect. On December 6, 2006 System General filed a notice of appeal of the ITC decision. Briefing has been completed, and the appeal will be heard by the U.S. Court of Appeals for the Federal Circuit in the coming months.

On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing four Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of us finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and we will request the damages to be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings we cannot state the amount, if any, which might ultimately be recovered by us from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild has raised defenses contending that the asserted patents are invalid or unenforceable, and the court set a second trial on these issues to begin on September 17, 2007.

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against us the U.S. District Court for the Eastern District of Texas. The complaint asserts that we infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against us but Fairchild and Intersil did not identify any specific products they believe infringe the patent. Fairchild and Intersil’s lawsuit is flawed because both Fairchild and Intersil lack standing to sue us and it is also duplicative of a portion of our suit against Fairchild in

Delaware, and we therefore filed a motion addressing both issues. The Texas Court granted us motion to transfer the case to Delaware on March 6, 2007, and the case has been transferred to Delaware and assigned to Judge Farnan, the presiding judge in the Fairchild case discussed above. The Delaware Court has scheduled a status conference for August 2, 2007, but there have been no further developments in the case. We continue to believe Fairchild’s case should be dismissed for lack of standing, or in the alternative, be stayed pending the outcome of the trial against Fairchild later this year. In either case, we do not expect Fairchild’s suit to have any impact on our lawsuit against Fairchild.

On June 14, 2007, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. subsidiary. Our complaint alleges that certain integrated circuits produced by BCD infringe certain of our patents. We seek, among other things, an order enjoining BCD from infringing our patents and an award for damages resulting from the alleged infringement. BCD has not yet answered the complaint.

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of our board of directors relating to our historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On July 20, 2007, the parties entered a stipulation by which the plaintiffs would file an amended complaint on or before August 1, 2007. Pursuant to the stipulation, Power Integrations’ response to the amended complaint will be due on September 10, 2007.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of our current and former executives and members of Power Integrations’ board of directors relating to our historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates, that defendants improperly backdated stock option grants, and that costs associated with the stock option grants were not properly recorded in Power Integrations’ financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On September 15, 2006, the Court stayed this action until January 19, 2007. The parties have filed a stipulation to extend the stay until October 5, 2007.

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

The Internal Revenue Service, or IRS, is conducting an audit of our 2002 and 2003 tax returns. The IRS has issued a number of Notices of Proposed Adjustment to these returns. Among other things, the IRS has challenged several aspects of our research and development cost-sharing arrangement, which was put into place on November 1, 2003. While we have agreed to some of the adjustments proposed by the IRS, we dispute other proposed adjustments.

There can be no assurance that we will prevail in our litigation with System General, Fairchild or BCD. This litigation, whether or not determined in our favor or settled, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, potentially causing a material adverse effect on our business, financial condition and operating results. In addition, we are unable to predict the outcome of the other legal proceedings described above. Adverse determinations in litigation could result in monetary losses, the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results.

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

Some of the factors that could affect our operating results include the following:

•	the volume and timing of orders received from customers;

•	competitive pressures on selling prices;

•	the demand for our products declining in the major end markets we serve;

•	the inability to adequately protect or enforce our intellectual property rights;

•	the volume and timing of orders placed by us with our wafer foundries and assembly subcontractors;

•	we are being audited by the Internal Revenue Service, which is asserting that we owe additional taxes relating to a number of items;

•

SEC and U.S. Department of Justice investigations and stockholder litigation related to our previous internal investigation of our practices related to stock option grants and the related restatement of our consolidated financial statements;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	expenses we are required to incur (or choose to incur) in connection with our litigation against Fairchild Semiconductor, System General Corporation, and BCD;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen;

•	the licensing of our intellectual property to one of our wafer foundries;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention of qualified personnel in a competitive market;

•	changes in environmental laws and regulations; and

•	earthquakes, terrorists acts or other disasters.

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 62%, of our net revenues for the three months ended March 31, 2006. In April 2006, we terminated our relationship with a distributor that was one of our top ten customers in 2005. We have replaced this relationship with other distribution relationships, and do not believe that the termination has had a material impact on our business. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. One of our patents recently expired, and our remaining U.S. patents have expiration dates ranging from 2009 to 2026. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

If demand for our products declines in our major end markets, our net revenues will decrease. A limited number of applications of our products, such as cellphone chargers, standby power supplies for PCs, and power supplies for home appliances comprise a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been impacted by economic downturns in the past. Any economic slowdown in the end markets that we serve could cause a slowdown in demand for our ICs. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.

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

As our patents expire, we will lose intellectual property protection previously afforded by those patents. Additionally, the laws of some foreign countries in which our technology is or may in the future be licensed may not protect our intellectual property rights to the same extent as the laws of the United States, thus limiting the protections applicable to our technology.

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business may suffer. We have supply arrangements for the production of wafers with Matsushita, OKI and ZFoundry. Our contracts with these suppliers expire in June 2010, April 2008, and December 2009 respectively. Although certain aspects of our relationships with Matsushita, OKI and ZFoundry are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Matsushita, OKI or ZFoundry in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, Matsushita or ZFoundry could harm our business. We estimate that it would take nine to 18 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenues may decline. We depend on independent foundries to produce wafers, and independent subcontractors to assemble and test finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of the foundries to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compound that, until recently, has been available from only one supplier. In December 2006, an alternative molding compound, made by a different supplier was qualified for use on our highest volume package type. These compounds and their specified processing conditions require a more exacting level of process control than normally required for standard IC packages. Unavailability of assembly materials or problems with the assembly process can materially adversely affect yields, timely delivery and cost to manufacture. We may not be able to maintain acceptable yields in the future.

In addition, if prices for commodities used in our products increase significantly, raw materials costs of our suppliers would increase and could result in increased product costs our suppliers charge us. If we are not able to pass these costs on to our customers, this would have an adverse effect on our gross margins.

We are subject to SEC and U.S. Department of Justice investigations and stockholder litigation related to our recent internal investigation of our practices related to stock option grants and the related restatement of our consolidated financial statements. The SEC and the U.S. Department of Justice, or DOJ, are both conducting investigations related to our internal investigation of our practices related to stock option grants. In addition, three alleged shareholders of Power Integrations have filed derivative complaints in the United States District Court for the Northern District of California, and two alleged shareholders have filed derivative complaints in Superior Court of California, Santa Clara County, all purportedly on behalf of Power Integrations, against certain of our current and former executive officers and directors in connection with our option granting practices alleging, among other things, breaches of fiduciary duties and in the federal court cases violations of Section 10(b) of the Securities Exchange Act of 1934. The shareholder derivative suits are discussed in more detail in Part II, Item 1 of this Form 10-Q. The ongoing legal fees we are incurring in connection with these actions, and any fines that we may be required to pay in the event that the SEC or DOJ determine, as a result of their investigations, to bring any civil or other actions against us, or any attorneys’ fees that we may be required to pay as a result of the derivative suits, would have an adverse effect on our operating results. Further, these actions require a significant amount of our senior management’s attention, which detracts from their ability to manage our company’s business.

Our stock has been delisted from The NASDAQ Stock Market LLC and there is no guarantee that we will be successful in relisting it. Our common stock has been suspended from trading on The Nasdaq Global Market for noncompliance with the Nasdaq listing requirements, and currently trades on the Pink Sheets under the symbol “POWI.PK”. Until we are current with our SEC filings, we will not be compliant with the Nasdaq listing requirements. Even when we do regain compliance with the Nasdaq listing requirements, our common stock will not automatically begin trading on Nasdaq again. In order to have our common stock resume trading on the Nasdaq Global Market, we will need to reapply to Nasdaq to have our stock listed. The application process can be lengthy, and there is no assurance that Nasdaq will relist our common stock.

Recently enacted changes in securities laws and regulations, including potential risk resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002 will continue to impact our results. Complying with the requirements of the Sarbanes-Oxley Act of 2002 and Nasdaq’s conditions for continued listing have imposed significant legal and financial compliance costs, and are expected to continue to impose significant costs and management burden on us. These new rules and regulations also may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly qualified members to serve on our audit committee.

Additionally, we cannot be sure that we will be able to successfully remediate the currently reported material weaknesses in our system of internal controls. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ attestation report on our management’s assessment of our internal controls continues to require the commitment of significant financial and managerial resources.

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

If we do not prevail in our litigation against Fairchild Semiconductor, System General, and BCD we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of proprietary rights. We are in patent litigation with each of Fairchild Semiconductor, System General Corp., and BCD Semiconductor Manufacturing Limited, and the outcome of this litigation is uncertain. The next phase of the Fairchild suit will determine whether or not our patents at issue in the suit are valid. One of the patents that is the subject of the litigation has recently expired. In addition, there is no assurance that we will be successful in obtaining financial damages or an injunction against all System General products or BCD products that infringe our patents. We have incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits. Thus, even if we are successful in these lawsuits, we will have incurred significant legal costs, potentially without any benefit which could have a material adverse effect on our business. Further, if we are not successful in the Fairchild lawsuit, our patents at issue in the suit may be determined invalid and we will not receive any damages, including the $34 million the jury awarded us in October 2006, nor will we have the intellectual property protection we currently believe is provided by these patents.

We are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of items, and if we are not successful in defending our position we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2002 and 2003, the IRS is asserting that we owe additional taxes relating to a number of items, the most significant of which is our research and development cost sharing arrangements with one of our subsidiaries. We disagree with the IRS’s position; however, if we are not successful in defending our position, we could be required to pay additional taxes, penalties and interest for 2002 and 2003, as well as for subsequent years that are not currently under audit. Resolution of this matter could take considerable time, possibly years.

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

Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, may impact our gross margin. The contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen. The agreements with both vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations.

Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. Royalty revenue was less than 1% of total net revenues for the three months ended March 31, 2006 and less than 2% of total net revenues for the year ended December 31, 2005. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the North America account for, and have accounted for a large portion of our net revenues, including approximately 91% and 93% of our net revenues for the three months ended March 31, 2006, and the year ended December 31, 2005, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Changes in environmental laws and regulations may increase our costs related to obsolete products in our existing inventory. Changing environmental regulations and the timetable to implement them continue to impact our customers’ demand for our products. As a result there could be an increase in our inventory obsolescence costs for products manufactured prior to our customers’ adoption of new regulations. Currently we have limited visibility into our customers’ strategies to implement these changing environmental regulations into their business. The inability to accurately determine our customers’ strategies could increase our inventory costs related to obsolescence.

In the event of an earthquake, terrorist act or other disaster, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities situated near San Francisco, California, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes. Many of our suppliers are also susceptible to other disasters such as tropical storms, typhoons or tsunamis. In the event of a disaster, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any interruption in our ability or that of our major suppliers to continue operations at our facilities could delay the development and shipment of our products.

Like other U.S. companies, our business and operating results are subject to uncertainties arising out of economic consequences of current and potential military actions or terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. These uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products. Any of these results could substantially harm our business and results of operations, causing a decrease in our revenues.

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

On October 19, 2005, we announced that our board of directors had authorized a stock repurchase program of up to $25.0 million of our common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. For the three months ended March 31, 2006 we purchased 18,000 shares of our common stock for approximately $440,000. From inception of this stock repurchase plan to March 31, 2006, we had purchased a total of 267,500 shares for a total of approximately $5.8 million.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
January 1 – 31, 2006	1,000	$24.569	1,000	$19.6
February 1 – 28, 2006	—	—	—	$19.6
March 1 – 31, 2006	17,000	$24.378	17,000	$19.2

Total	18,000		18,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on April 22, 2005, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.3	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999 (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.4	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001 (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	Executive Officer Compensation and 2006 Bonus Plan (As filed with the SEC in Item 1.01 of our Current Report on Form 8-K on February 21, 2006, SEC File No. 000-23441.)

10.2	Cash Compensation for Non-Employee Directors (As filed with the SEC as Exhibit 10.22 of our Annual Report on Form 20-K on March 8, 2007, SEC File No. 000-23441.)

10.3	Agreement to make a one-time payment of $25,000 to members of the Special Committee. (As filed with the SEC in our Current Report on Form 8-K on March 27, 2006, SEC File No. 000-23441.)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Indicates a management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC, and are not to be incorporated by reference into an filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: July 31, 2007	By:	/s/ RAFAEL TORRES
Rafael Torres
Chief Financial Officer (Principal Financial and Accounting Officer)