Form 10-Q
period 2006-06-30
POWER INTEGRATIONS INC
filed 2007-08-01
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

This Report on Form 10-Q contains the restatement of our condensed consolidated statements of income for the three and six months ended June 30, 2005 and condensed consolidated statements of cash flows for the six months ended June 30, 2005.

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

Our restated consolidated retained earnings as of June 30, 2005 incorporates an aggregate of approximately $30.1 million in incremental stock-related compensation expenses relating to fiscal years 1998 through the quarter ended June 30, 2005. This expense is net of a $13.4 million tax benefit related to the restatement adjustments. This additional expense results from our determination that the dates initially used to measure compensation expense for various stock option grants (options to purchase an aggregate of 7,904,921 shares through June 30, 2005) to employees, executive officers and non-employee directors during the period could not be relied upon. We determined that the revised measurement dates differed from the originally recorded measurement dates due primarily to (1) insufficient or incomplete corporate approvals, (2) grants that were determined to have been cancelled and repriced and (3) grants in which vesting was accelerated. These included annual grants to existing employees and officers, option grants to non-employee directors, and option grants made to new hires. Our board of directors has ratified each of the options granted, and we intend to honor each stock option granted pursuant to the terms of the applicable stock option plan and stock option agreement.

In those cases in which we previously used a measurement date that we determined could no longer be relied upon, we have developed and applied a methodology to remeasure those stock option grants and record the relevant expense. For more information on our restatement, including the methodology we adopted, see Item 2, “Management’s Discussion of Financial Condition and Results of Operations – Restatement of Condensed Consolidated Financial Statements for the three and six months ended June 30, 2005” and note 3 of notes to our condensed consolidated financial statements appearing in Item 1 of this Report on Form 10-Q.

In addition to the stock-based compensation expenses, we recorded adjustments to correct other errors that occurred in the periods ended December 31, 2001 through the second quarter of 2005, which have been reflected in the restated consolidated financial statements. The restatements, including the nature thereof, are further discussed in note 3 of notes to our accompanying condensed consolidated financial statements appearing in Item 1 of this Report on Form 10-Q.

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

Management has determined that we have a material weakness in our internal control over financial reporting relating to the implementation and administration of our stock option program, and the accounting for grants thereunder. As described in more detail in Part I, Item 4, of this Report on From 10-Q, based upon direction of a Special Committee of the board of directors, we have identified and are implementing several measures designed to remedy this material weakness.

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of such words as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of such terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; and our limited financial resources. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I —“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,462	$109,879
Short-term investments	26,291	16,200
Accounts receivable, net of allowances of $583 and $469, respectively	15,509	13,488
Inventories	23,192	17,929
Deferred tax assets	1,551	1,551
Prepaid expenses and other current assets	1,075	1,328

Total current assets	159,080	160,375

INVESTMENTS	6,913	4,422
NOTE RECEIVABLE	10,000	10,000
PROPERTY AND EQUIPMENT, net	53,242	48,890
INTANGIBLE ASSETS, net	6,282	3,594
DEFERRED TAX ASSETS	9,845	9,221
OTHER ASSETS	374	419

Total assets	$245,736	$236,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,220	$5,410
Accrued payroll and related expenses	6,919	7,038
Income taxes payable	10,622	10,277
Deferred income on sales to distributors	5,353	3,479
Accrued professional fees	3,513	1,270
Other accrued liabilities	463	88

Total current liabilities	38,090	27,562

STOCKHOLDERS’ EQUITY:
Common stock	29	29
Additional paid-in capital	127,942	134,196
Deferred compensation	—	(746)
Accumulated translation adjustment	(53)	(121)
Retained earnings	79,728	76,001

Total stockholders’ equity	207,646	209,359

Total liabilities and stockholders’ equity	$245,736	$236,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As restated (1)		As restated (1)
NET REVENUES	$41,465	$34,241	$76,718	$68,653
COST OF REVENUES	17,359	17,616	34,267	35,508

GROSS PROFIT	24,106	16,625	42,451	33,145

OPERATING EXPENSES:
Research and development	6,018	4,141	11,827	8,480
Sales and marketing	6,497	4,403	12,724	8,616
General and administrative	8,133	3,180	16,522	6,283

Total operating expenses	20,648	11,724	41,073	23,379

INCOME FROM OPERATIONS	3,458	4,901	1,378	9,766
OTHER INCOME, NET	1,494	797	2,772	1,434

INCOME BEFORE PROVISION FOR INCOME TAXES	4,952	5,698	4,150	11,200
PROVISION FOR INCOME TAXES	446	660	423	2,118

NET INCOME	$4,506	$5,038	$3,727	$9,082

EARNINGS PER SHARE:
Basic	$0.15	$0.17	$0.13	$0.31

Diluted	$0.15	$0.16	$0.12	$0.29

SHARES USED IN PER SHARE CALCULATION:
Basic	29,356	29,423	29,468	29,669

Diluted	30,955	30,835	31,267	30,899

(1)	See note 3, “Restatement of Condensed Consolidated Financial Statements” of the accompanying notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
		As restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,727	$9,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,295	3,247
Stock-based compensation expense	7,999	1,726
Deferred income taxes	(625)	177
Provision for accounts receivable and other allowances	529	232
Excess tax benefit from stock options exercised	(168)	—
Income tax benefit associated with employee stock plans	167	437

Change in operating assets and liabilities:
Accounts receivable	(2,549)	588
Inventories	(4,847)	1,389
Prepaid expenses and other current assets	300	973
Accounts payable	4,453	(1,834)
Income taxes payable and accrued liabilities	2,902	(827)
Deferred income on sales to distributors	1,873	(66)

Net cash provided by operating activities	17,056	15,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,969)	(1,691)
Acquisition of technology patents / licenses	(3,000)	—
Purchases of held-to-maturity investments	(24,851)	(4,377)
Proceeds from maturities of held-to-maturity investments	12,269	12,860

Net cash (used in) provided by investing activities	(21,551)	6,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	5,553	4,489
Repurchase of common stock	(19,643)	(28,305)
Excess tax benefit from stock options exercised	168	—
Net cash used in financing activities	(13,922)	(23,816)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,417)	(1,900)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,879	107,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,462	$105,496

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,357	$(75)

Deferred stock-based compensation	$(746)	$361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$530	$2,121

(1)	See note 3, “Restatement of Condensed Consolidated Financial Statements” of the accompanying notes to the condensed consolidated financial statements.

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2005, as presented in the Company’s Annual Report on Form 10-K, filed on March 8, 2007 with the Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of June 30, 2006 and December 31, 2005, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

On October 19, 2005, the Company announced that its board of directors had authorized a stock repurchase program of up to $25.0 million of the Company’s common stock. During the six months ended June 30, 2006 the Company purchased 1.1 million shares of its common stock for $19.6 million, concluding the stock repurchase program. From inception of the stock repurchase program through June 30, 2006, the Company repurchased 1.3 million shares equaling the program total of $25.0 million.

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

Comprehensive Income

Comprehensive income for the Company consists of net income, plus the effect of foreign currency translation adjustments, which were not material for the three and six months ended June 30, 2006 and 2005. Accordingly, comprehensive income closely approximates actual net income.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to restatement adjustments for stock-based compensation expenses and the related income and payroll tax effects, the Company recorded adjustments to correct other errors that occurred in the periods ended December 31, 2001 through the third quarter of 2005.

Restatement Adjustments

The Company’s accompanying restated condensed consolidated financial statements for the three and six months ended June 30, 2005 incorporate adjustments related to stock-based compensation expense, payroll tax expense and other accounting adjustments, including the income tax effect of the restatement adjustments. The table below presents the effect of the individual restatement adjustments for the three and six months ended June 30, 2005, which are explained in further detail following the table (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
STOCK COMPENSATION:
New hire non-officer stock option grants accounted for as being made prior to the terms being fixed	$53	$105
Stock option grants with insufficient or incomplete corporate approvals	564	1,229

Stock option grants cancelled and repriced	137	357
Accelerated vesting and other matters related to stock-based compensation	26	29

Total stock compensation expense	780	1,720
Payroll taxes, interest and penalties	(316)	(254)

Total stock compensation related adjustments	464	1,466

OTHER MISCELLANEOUS ACCOUNTING ADJUSTMENTS:
Correction of sales returns reserve	517	519
Correction of period of charge for cost of wafers used in engineering	—	(108)

Total other miscellaneous accounting adjustments	517	411

Total adjustments to decrease income before income tax	981	1,877
Income tax benefit	972	1,177

Total adjustments to decrease net income	$9	$700

Decrease in earnings per diluted share	$0.00	$0.03

Stock Compensation – These adjustments are from the Company’s determination that the initially recorded measurement dates for various categories of option grants could not be relied upon. These categories included the following:

•

New-hire non-officer stock option grants accounted for as being made prior to the terms being fixed. The Company’s practice was to set the exercise price of new-hire non-officer awards based upon the fair value of its stock on the employee’s hire date or the last day of the month of the employee’s first month of employment, whichever was lower. Because this determination was made at the end of the month of hire, the last day of the month of the employee’s first month of employment was determined to be the first date when the number of shares and the price of each grant were known with finality. Grants accounted for as being made before the last day of the month of the employee’s first month of employment (options to purchase an aggregate of 1,144,282 shares as of June 30, 2005) were accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Stock option grants with insufficient or incomplete corporate approvals. The Company determined that for certain stock option grants the number of shares and the exercise price were not known with finality at the original measurement date. The Company determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained, including the finalization of the number of stock options allocated and the related exercise price. The Company adopted a methodology to remeasure these option grants to a revised measurement date, and accounted for these grants (options to purchase an aggregate of 6,345,639 shares as of June 30, 2005) as fixed awards under APB 25.

•

Stock option grants determined to have been cancelled and repriced. The Company determined that the terms of certain stock option grants (options to purchase an aggregate of 415,000 shares as of June 30, 2005) may have been communicated to employees and that those terms were subsequently modified. The Company concluded that such modifications constituted repricings and, therefore, that these stock option grants should have been accounted for as variable awards for accounting purposes.

•

Accelerated vesting and other matters related to stock-based compensation. Accelerated vesting consists primarily of the acceleration of stock option vesting (options to purchase an aggregate of 341,174 shares) upon termination of a few employees prior to 2001, which resulted in stock-based compensation expense which had previously not been recorded. The other matters relate primarily to the impact of the capitalization in inventory of stock-based compensation through June 30, 2005.

Payroll taxes, interest and penalties – In connection with the stock-based compensation adjustments, the Company determined that certain options previously classified as Incentive Stock Option, or ISO, grants were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. The Company refers to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes the Company to additional payroll related withholding taxes on the exercise of these Affected ISOs granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. The payroll taxes, interest and penalties were recorded as expenses in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the payroll taxes, interest and penalties were reversed, and recognized as a reduction in the related functional expense category in the Company’s Consolidated Statements of Operations. The restatement adjustments in the table above are the result of: (1) the timing of stock option exercises, and (2) the reversals of expenses previously recorded due to the expiration of statutes of limitations. The net tax liability at June 30, 2006 for this potential disqualification of ISO tax treatment for option awards totaled $0.7 million.

Other miscellaneous accounting adjustments – In addition to stock-based compensation expenses, the Company recorded adjustments that had not been previously reflected in its consolidated financial statements. These adjustments relate primarily to a correction of the Company’s sales return reserve, which should have been reduced in 2001. The Company also corrected the period of expense for certain wafers used in engineering.

Further, the Company corrected the classification of the balance of auction rate securities (for which interest rates reset in 90 days or less, but for which the underlying maturity date is longer than 90 days), and callable securities (for which interest rates reset between 91 days and 1 year, but for which the underlying maturity date exceeds 1 year) from cash and cash equivalents or short-term investments to long-term investments, as of June 30, 2005. The condensed consolidated statement of cash flows for the six months ended June 30, 2005 was also corrected for the effects of the aforementioned restatements as well as to correct for the non-cash effects of property and equipment purchases recorded, but not yet paid for, at each period end.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the potential impact of the measurement date changes on the qualified status of Affected ISOs, the Company has determined that all Affected ISOs might not be qualified ISOs under the tax regulations, and therefore should be accounted for as if they were NSO’s for income tax accounting purposes.

Included in the income tax benefit on restatement adjustments described above, the Company also recorded a separate income tax benefit adjustment of approximately $692,000 during the quarter ended June 30, 2005. This adjustment was recorded to correct the timing of a correction of an error from 2003 in the determination of the effect of a cost sharing arrangement with one of the Company’s subsidiaries. The Company originally recorded the correction in the quarter ended June 30, 2005; such adjustment error was reversed in the Company’s restated financial statements as of June 30, 2005 which effectively reversed the prior correction which is now properly booked in the year ended 2003, as it related to the Company’s 2003 tax liability.

The Company has recorded a net income tax benefit of approximately $13.4 million in connection with the stock-based compensation related expense and other restatement adjustments during the period from fiscal year 1998 to June 30, 2005. This income tax benefit has resulted in an increase to the Company’s deferred tax assets for all U.S. affected stock options prior to the exercise or forfeiture of the related options. The Company recorded no income tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because the Company determined that it could not receive tax benefits outside of the U.S. Further, the Company limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or paid-in capital in the period of exercise or forfeiture.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has determined that, as a result of administrative errors, a total of 16 grants representing options to purchase 180,000 shares under the Outside Directors Plan collectively to three of the Company’s outside directors were documented as having been made on dates other than as set forth in the Outside Directors Plan. The Company has corrected the documentation of these grants to reflect the correct dates and exercise prices, as automatically established under the Outside Directors Plan. Because these actions were corrections of administrative errors in the documentation, rather than changing any of the terms of the stock option grants as automatically granted, the Company determined that there was no accounting charge to be recognized in connection with these corrections, as the correct measurement date was the date of grant as automatically established by the Outside Directors Plan, and the exercise price was the fair market value of the Company’s common stock on the correct measurement date.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of the Restatement Adjustments on the Company’s Condensed Consolidated Financial Statements

The following tables present the impact of the financial statement restatement adjustments on the Company’s previously reported condensed consolidated statements of income for the three and six months ended June 30, 2005, and the condensed consolidated statement of cash flows for the six months ended June 30, 2005 (in thousands).

	Three Months Ended June 30, 2005				Six Months Ended June 30, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
NET REVENUES	$35,299	$(1,058)	B	$34,241	$69,715	$(1,062)	B	$68,653
COST OF REVENUES	18,045	(429)	A,B	17,616	35,824	(316)	A,B	35,508

GROSS PROFIT	17,254	(629)		16,625	33,891	(746)		33,145

OPERATING EXPENSES:
Research and development	4,104	37	A	4,141	8,202	278	A,D	8,480
Sales and marketing	4,263	140	A	4,403	8,281	335	A	8,616
General and administrative	2,933	247	A	3,180	5,710	573	A	6,283

Total operating expenses	11,300	424		11,724	22,193	1,186		23,379

INCOME FROM OPERATIONS	5,954	(1,053)		4,901	11,698	(1,932)		9,766
OTHER INCOME, NET	725	72	A	797	1,379	55	A	1,434

INCOME BEFORE PROVISION FOR INCOME TAXES	6,679	(981)		5,698	13,077	(1,877)		11,200
PROVISION FOR INCOME TAXES	1,632	(972)	A,C	660	3,295	(1,177)	A,C	2,118

NET INCOME	$5,047	$(9)		$5,038	$9,782	$(700)		$9,082

EARNINGS PER SHARE:
Basic	$0.17	$(0.00)		$0.17	$0.33	$(0.02)		$0.31

Diluted	$0.16	$(0.00)		$0.16	$0.32	$(0.03)		$0.29

SHARES USED IN PER SHARE CALCULATION:
Basic	29,423	—		29,423	29,669	—		29,669

Diluted	30,876	(41)		30,835	30,905	(6)		30,899

A:	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated payroll taxes, interest, penalties and income tax benefit.
B:	Adjustment to correct the sales return reserve.
C:	Adjustment to correct for an error in the calculation under a cost sharing agreement with a subsidiary company.
D:	Adjustment to correct for the period of charge for engineering wafers.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,782	$(700)		$9,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,375	(128)	F	3,247
Stock-based compensation expense	6	1,720	A	1,726
Deferred income taxes	(11)	188	A	177
Provision for (reduction in) accounts receivable and other allowances	(288)	520	B	232
Tax benefit associated with employee stock plans	669	(232)	A	437
Change in operating assets and liabilities:
Accounts receivable	588	—		588
Inventories	1,261	128	F	1,389
Prepaid expenses and other assets	973	—		973
Accounts payable	(1,854)	20	A,C,D	(1,834)
Taxes payable and other accrued liabilities	614	(1,441)	A,G	(827)
Deferred income on sales to distributors	(66)	—		(66)

Net cash provided by operating activities	15,049	75		15,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,616)	(75)	D	(1,691)
Purchases of held-to-maturity investments	(4,377)	—		(4,377)
Proceeds from maturities of held-to-maturity investments	12,860	—		12,860

Net cash provided by investing activities	6,867	(75)		6,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	4,489	—		4,489
Repurchase of common stock	(28,305)	—		(28,305)

Net cash used in financing activities	(23,816)	—		(23,816)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,900)	—		(1,900)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,396	(1,000)	E	107,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,496	$(1,000)		$105,496

A:	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated payroll taxes, interest, penalties and income tax benefit.
B:	Adjustment to correct the sales return reserve.
C.	Adjustment to correct for the period of charge for engineering wafers.
D.	Adjustment for unpaid property and equipment purchases
E:	Reclassification of auction rate and callable securities.
F:	Adjustment to correct the expected life of tooling for depreciation purposes.
G.	Adjustment to correct for an error in the calculation under a cost sharing agreement with a subsidiary company.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	STOCK PLANS AND STOCK-BASED COMPENSATION:

As of June 30, 2006, the Company had four stock-based employee compensation plans, the “Plans”, which are described below.

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Stock Option Plan (the ‘‘1997 Plan’’), whereby the board of directors may grant incentive stock options and non-qualified stock options to key employees, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increase on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. As of June 30, 2006 the maximum number of shares that may be issued under the 1997 Plan was 14,085,792. In general, options vest over 48 months. Options generally expire no later than ten years after the date of grant (five years if an incentive stock option is granted to a ten percent owner optionee), subject to earlier termination upon an optionee’s cessation of employment or service.

1997 Outside Directors Stock Option Plan

In September 1997, the board of directors adopted the 1997 Outside Directors Stock Option Plan (the ‘‘Directors Plan’’). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The Directors plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the board of directors. The Directors Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company over their period of service on the board of directors. The Directors Plan provides that each future nonemployee director of the Company will be granted an option to purchase 30,000 shares of common stock on the date on which such individual first becomes a nonemployee director of the Company (the ‘‘Initial Grant’’). Thereafter, each nonemployee director who has served on the board of directors continuously for 12 months will be granted an additional option to purchase 10,000 shares of common stock (an ‘‘Annual Grant’’). Subject to an optionee’s continuous service with the Company, approximately 1/3rd of an Initial Grant will become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continuous service. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service. In the event of certain changes in control of the Company, all options outstanding under the Directors Plan will become immediately vested and exercisable in full.

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of June 30, 2006, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each two-year offering period, or (ii) the fair market value of the Company's common stock on the semi-annual purchase date. If the fair market value of the Company's common stock on any semi-annual purchase date within a two-year offering period is less than the fair market value per share on the first day of such offering period, then immediately following purchase of shares of the Company's common stock on that semi-annual purchase date, participants will be automatically withdrawn from the offering period and enrolled in a new two-year offering period beginning immediately thereafter. An aggregate of 2,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of June 30, 2006, 1,609,300 shares had been purchased and 390,700 shares were reserved for future issuance under the Purchase Plan.

In April 2006 the Company temporarily suspended the Purchase Plan due to the Company’s delisted status with the NASDAQ.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (SFAS 123R), Share-Based Payment. The Company previously applied Accounting Principles Board (APB) opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and provided pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method, as provided by SFAS 123R. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 includes: 1) compensation in connection with the unvested portion of all stock-based compensation awards that were granted prior to January 1, 2006, and 2) compensation related to all stock option awards granted subsequent to December 31, 2005. The Company is using the accelerated method to amortize options granted through December 31, 2005 over the remaining requisite service period of the stock option award, and the straight-line method for all stock options granted after December 31, 2005 over the requisite service period of the award. In accordance with SFAS 123R, as of January 1, 2006, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid in capital.

As of June 30, 2006 there was approximately $26 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options, and $8.0 million was recorded as stock compensation expense in the six months ended June 30, 2006. The unrecognized compensation costs are expected to be recognized over a weighted average period of 2.11 years.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends. The Company has not paid dividends in the past, nor does it have any current plans to pay dividends. As such, the Company uses a dividend yield percentage of zero.

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As restated		As restated
Risk-free interest rates	5.00%	3.19% - 4.24%	4.46% - 5.00%	2.98% - 4.26%
Expected volatility rates	52%	66.44% - 84.01%	50% - 52%	66.44% - 85.01%
Expected dividend yield	—	—	—	—
Expected life of stock options (years)	6.03	6.03	6.03	6.03
Weighted-average grant date fair value of options granted	$10.55	$15.92	$13.88	$12.72

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As restated		As restated
Risk-free interest rates	4.44%	2.94%	4.44%	2.94%
Expected volatility rates	37%	49%	37%	49%
Expected dividend yield	—	—	—	—
Expected life of purchase right (years)	1.0	1.0	1.0	1.0
Weighted-average estimated fair value of purchase rights	$6.81	$9.02	$6.81	$9.02

The following table summarizes the stock-based compensation expense related to stock options and employee stock purchases for the three and six months ended June 30, 2006, recognized in accordance with SFAS 123R, and for the three and six months ended June 30, 2005, recognized in accordance with APB 25 (in thousands).

Stock-based compensation expense for stock options and employee stock purchases included in operations:	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
		As restated		As restated
Cost of sales	$412	$121	$459	$233
Research and development	1,119	210	2,317	521
Sales and marketing	1,473	187	2,963	380
General and administrative	1,120	264	2,260	592

Total stock-based compensation expense	$4,124	$782	$7,999	$1,726

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Plans as of June 30, 2006, and changes during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	7,570	$19.09
Granted	1,225	26.06
Exercised	(285)	14.88
Forfeited or expired	(156)	$23.08

Outstanding at June 30, 2006	8,354	$20.25	6.51	$10,945

Exercisable at June 30, 2006	5,249	$18.57	5.35	$10,726

Vested and expected to vest at June 30, 2006	7,999	$20.13	6.41	$10,925

The weighted-average grant-date fair value of options granted for the three and six months ended June 30, 2006 was $10.55 and $13.88, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $108,322 and $3.2 million, respectively.

The pro forma net income and earnings per share for the three and six months ended June 30, 2005 have been presented below to reflect the impact had the Company been required to include the amortization of the option values in accordance with SFAS 123 as an expense. The pro forma amounts are as follows (in thousands except per share information):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	As restated	As restated
Net income as reported	$5,038	$9,082
Add: Total stock-based expense included in reported net earnings, net of related tax effects	594	1,310
Deduct: Total stock-based employee stock ownership expense determined under fair-value-based method for all awards, net of tax	(4,494)	(9,111)

Pro forma net income	$1,138	$1,281

Basic earnings per share:
As reported	$0.17	$0.31

Pro forma	$0.04	$0.04

Diluted earnings per share:
As reported	$0.16	$0.29

Pro forma	$0.04	$0.04

5.	INVENTORIES:

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

	June 30, 2006	December 31, 2005
Raw materials	$4,802	$1,683
Work-in-process	7,734	6,431
Finished goods	10,656	9,815

	$23,192	$17,929

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INTANGIBLE ASSETS:

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, which ranges from five to twelve years. Amortization for all acquired intangible assets was approximately $0.2 million and $0.3 in the three and six months ended June 30, 2006, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

Intangible Asset Class	Carrying Amount June 30, 2006 (in thousands)	Accumulated Amortization June 30, 2006 (in thousands)	Net Intangible Value June 30, 2006 (in thousands)
Patent rights	$3,165	$797	$2,368
Technology licenses	$4,056	$172	$3,884
Other intangibles	$38	$8	$30

Total Intangible Assets	$7,259	$977	$6,282

The estimated future amortization expense related to intangible assets at June 30, 2006 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2006 (remaining 6 months)	$387
2007	$774
2008	$774
2009	$763
2010	$728
Thereafter	$2,856

Total	$6,282

7.	SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

Ten customers accounted for approximately 55% and 73% of total net revenues for the three months ended June 30, 2006 and 2005, respectively, and 56% and 72% of total net revenues for the six months ended June 30, 2006 and 2005, respectively. A significant portion of these net revenues are attributable to sales of the Company’s products through distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. The following customers, both of which are distributors of the Company’s products, accounted for more than 10% of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2006	2005	2006	2005
		As restated		As restated
A	21%	21%	19%	20%
B	*	18%	*	17%

*	less than 10%

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of June 30, 2006 and December 31, 2005, approximately 65% and 69% of accounts receivable, respectively, were concentrated with ten customers.

The following customers, both of which are distributors of the Company’s products, accounted for more than 10% of accounts receivable:

	June 30,	December 31,
Customer	2006	2005
A	17%	11%
B	*	18%

*	less than 10%

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to customers in foreign countries, are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As restated		As restated
Hong Kong/China	27%	25%	24%	25%
Korea	20%	20%	20%	21%
Taiwan	18%	27%	20%	25%
Western Europe (excluding Germany)	9%	12%	10%	11%
Japan	4%	4%	5%	4%
Germany	4%	4%	5%	4%
Singapore	2%	2%	3%	3%
Other	9%	1%	5%	1%

Total foreign revenue.	93%	95%	92%	94%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 89.1% and 96.1% of net revenues from product sales for the three months ended June 30, 2006 and 2005, respectively, and 89.2 % and 96.0% of net revenues from product sales for the six months ended June 30, 2006 and 2005, respectively. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX and TOPSwitch-GX. TinySwitch products include TinySwitch, TinySwitch-II, TinySwitch-III and PeakSwitch. The remaining 10.9% and 3.9% of net product sales in the three months ended June 30, 2006 and 2005, and the remaining 10.8% and 4.0% of net product sales in the six months ended June 30, 2006 and 2005 was comprised primarily of sales of the Company’s LinkSwitch and DPA-Switch products.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	EARNINGS PER SHARE:

Basic earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consists of dilutive shares issuable upon the exercise of outstanding common stock options, as computed using the treasury stock method.

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As restated		As restated
Basic earnings per share:
Net income	$4,506	$5,038	$3,727	$9,082

Weighted average common shares	29,356	29,423	29,468	29,669

Basic earnings per share	$0.15	$0.17	$0.13	$0.31

Diluted earnings per share:
Net income	$4,506	$5,038	$3,727	$9,082

Weighted average common shares	29,356	29,423	29,468	29,669
Effect of dilutive securities:
Stock options	1,599	1,399	1,799	1,220
Employee stock purchase plan	—	13	—	10

Diluted weighted average common shares	30,955	30,835	31,267	30,899

Diluted earnings per share	$0.15	$0.16	$0.12	$0.29

Options to purchase 3,789,141 and 1,856,469 shares of Company common stock outstanding for the three month periods ended June 30, 2006 and 2005, respectively, and options to purchase 3,360,374 and 2,035,769 shares of Company common stock outstanding for the six month periods ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the exercise prices of the options to purchase shares of Company common stock were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been antidilutive.

9.	PROVISION FOR INCOME TAXES:

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The Company’s effective tax rates were approximately 9% and 10% for the three and six months ended June 30, 2006, respectively. The difference between the expected federal statutory rate of 35% and the Company’s effective tax rates for the three and six month periods ended June 30, 2006 was primarily due to the beneficial impact of international sales subject to lower tax rates, lower taxable income recorded in higher tax rate jurisdictions caused by increased expenses incurred in connection with the Company’s previously announced investigation into its historical stock option practices and the resulting restatements of its prior financial

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements, and research and development credits, partially offset by permanent differences related to SFAS 123R stock option expense for foreign employees. The difference between the expected federal statutory rate of 35% and the Company’s effective tax rate for the three and six month periods ended June 30, 2005 was primarily due to the beneficial impact of international sales subject to lower tax rates and research and development credits. The annual effective income tax rate may change in future periods.

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

The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (DSA). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages that may be awarded against the distributor in the event the Company's hardware is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party (Customer Indemnification). The DSA generally limits the scope of and remedies for the Customer Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification to individual customers.

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2006. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

11.	COMMITMENTS AND CONTINGENCIES

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

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of its board of directors relating to the Company’s historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco's counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On July 20, 2007, the parties entered a stipulation by which the plaintiffs would file an amended complaint on or before August 1, 2007. Pursuant to the stipulation, Power Integrations’ response to the amended complaint will be due on September 10, 2007.

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

On May 23, 2006, the U.S. Attorney's Office for the Northern District of California, or DOJ, issued a grand jury subpoena to the Company directing that it produce documents relating to the granting of stock options from 1995 through the present. On May 31, 2006, the staff of the Securities and Exchange Commission, or SEC, sent a letter to the Company directing it to take appropriate actions to preserve certain documents relating to its stock option practices. Since that time, the government has made a number of requests for the Company to voluntarily produce documents relating to, among other things, the Company’s stock option practices. In addition, the government has been conducting voluntary interviews of certain current and former officers and employees. The Company believes it is cooperating fully with the SEC and the DOJ and has stated its intent to continue to do so.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	DISTRIBUTOR PRICING CREDIT RECOVERY

In April 2006, the Company recorded $3.4 million in revenue related to a settlement agreement negotiated with one of its distributors. The Company performed an audit of distributor pricing credit requests, and discovered discrepancies in the supporting documentation the distributor supplied during such audit. In April 2006, this distributor reimbursed the Company $3.4 million for discrepant credits which had previously been granted by the Company. The Company subsequently cancelled its distributor relationship with this customer in the second quarter of 2006.

14.	RECENT ACCOUNTING PRONOUNCEMENTS:

Updates to recent accounting standards as disclosed in the Company’s Form 10-K for the year ended December 31, 2005 are as follows:

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

15.	SUBSEQUENT EVENTS:

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following management’s discussion and analysis of financial condition and results of operations, which gives effect to the restatement discussed in note 3 to the condensed consolidated financial statements, should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2005. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A—“Risk Factors” and elsewhere in this report.

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

Our ICs are purchased primarily by merchant power supply manufacturers who sell power supplies to OEMs, and, in some cases, by OEMs who design and build their own power supplies. In the six months ended June 30, 2006, approximately 61% of our net sales to these end customers were made through distributors of electronic components. Power supplies may be designed with our monolithic ICs, which combine a high-voltage transistor with low-voltage control circuitry, or with a number of competing alternatives. These alternatives include other monolithic and hybrid ICs, pulse width modulation (PWM) controller ICs paired with discrete transistors, and legacy technologies that do not utilize ICs, such as line-frequency transformers and self-oscillating switchers using discrete components.

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

Restatement of Condensed Consolidated Financial Statements for the three and six months ended June 30, 2005

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

We have incurred substantial expenses related to our special investigation and subsequent internal investigation, which began in early 2006. In addition, we are the subject of several derivative actions filed against certain of our current and former directors and officers as well as investigations launched by the U.S. Attorney's Office for the Northern District of California and the staff of the Securities and Exchange Commission regarding our past stock option granting practices, as more fully described in Part II, Item I, “Legal Proceedings.” We have incurred approximately $13.7 million in operating expenses for legal fees, external audit firm fees, external consulting fees and board of director meeting fees in the twelve months ended December 31, 2006, and expect to incur additional fees related to the special investigation and financial statement restatements until we are current with all delinquent filings.

In addition to the stock-based compensation expenses and the related income and payroll tax effects, we recorded adjustments to correct other errors that occurred in the periods ended December 31, 2001 through the third quarter of 2005.

Restatement Adjustments

Our restated condensed consolidated financial statements for the three and six months ended June 30, 2005 contained in this Form 10-Q incorporate adjustments related to stock-based compensation expense, payroll tax expense and other accounting adjustments, including the income tax effect related to the restatement adjustments. Each of these items is described below. The restatement adjustments resulted in a reduction of our previously reported consolidated net income for the three and six months ended June 30, 2005 of approximately $9,000 and $700,000, respectively. The restatement had no impact on earnings per diluted share for the three months ended June 30, 2005, and $0.03 impact on earnings per diluted share for the six months ended June 30, 2005.

The table below presents the effect of the individual restatement adjustments for the three and six months ended June 30, 2005, which are explained in further detail following the table (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
STOCK COMPENSATION:
New hire non-officer stock option grants accounted for as being made prior to the terms being fixed	$53	$105
Stock option grants with insufficient or incomplete corporate approvals	564	1,229
Stock option grants cancelled and repriced	137	357
Accelerated vesting and other matters related to stock-based compensation	26	29

Total stock compensation expense	780	1,720
Payroll taxes, interest and penalties	(316)	(254)

Total stock compensation related adjustments	464	1,466
OTHER MISCELLANEOUS ACCOUNTING ADJUSTMENTS:
Correction of sales returns reserve	517	519
Correction of period of charge for cost of wafers used in engineering	—	(108)

Total other miscellaneous accounting adjustments	517	411

Total adjustments to decrease income before income tax	981	1,877
Income tax benefit	972	1,177

Total adjustments to decrease net income	$9	$700

Decrease in earnings per diluted share	$0.00	$0.03

Stock-Based Compensation – These adjustments are from our determination, based upon the Special Committee’s investigation and our subsequent reviews and analyses, that the initially recorded measurement dates for various categories of stock option grants could not be relied upon. These categories included the following:

•

New-hire non-officer stock option grants accounted for as being made prior to the terms being fixed. Our practice was to set the exercise price of new-hire non-officer awards based upon the fair value of our stock on the employee’s hire date or the last day of the month of the employee’s first month of employment, whichever was lower. Because this determination was made at the end of the month of hire, the last day of the month of the employee’s first month of employment was determined to be the first date when the number of shares and the price of each grant were known with finality. Grants accounted for as being made before the last day of the month of the employee’s first month of employment, which represented options to purchase an aggregate of 1,144,282 shares through June 30, 2005, were accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

•

Stock option grants with insufficient or incomplete corporate approvals. We determined that for certain stock option grants the number of shares and the exercise price were not known with finality at the original measurement date. We determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained, including the finalization of the number of stock options allocated and the related exercise price. We adopted a methodology to remeasure these option grants to a revised measurement date, as described below, and accounted for these grants, which represented options to purchase an aggregate of 6,345,639 shares through June 30, 2005, as fixed awards under APB 25.

•

Stock option grants determined to have been cancelled and repriced. We determined that the terms of certain stock option grants to purchase an aggregate of 415,000 shares through June 30, 2005, may have been communicated to employees and that those terms were subsequently modified. We concluded that such modifications constitute repricings and, therefore, these stock option grants should have been accounted for as variable awards for accounting purposes.

•

Accelerated vesting and other matters related to stock-based compensation. Accelerated vesting consists primarily of the acceleration of stock option vesting, with respect to options to purchase an aggregate of

341,174 shares, upon termination of a few employees prior to 2001, which resulted in stock-based compensation expense which had not been previously recorded. The other matters relate primarily to the impact of the capitalization in inventory of stock-based compensation through June 30, 2005.

Payroll taxes, interest and penalties – In connection with the stock-based compensation adjustments, we determined that certain options previously classified as Incentive Stock Option, or ISO, grants were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes us to additional payroll related withholding taxes on the exercise of these Affected ISOs granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. The payroll tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed, and recognized as a reduction in the related functional expense category in our consolidated statements of income. The net tax liability at June 30, 2006 for this potential disqualification of ISO tax treatment for option awards totaled $0.7 million.

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

Other miscellaneous accounting adjustments – In addition to stock-based compensation expenses, we recorded adjustments that had not been previously reflected in our consolidated financial statements. These adjustments relate primarily to a correction of our sales return reserve, which should have been reduced in 2001. In addition, we also corrected the period of expense for certain wafers used in engineering.

Further, we corrected the classification of the balance of callable securities between short-term investments and long-term investments, included as a component of other assets, as of June 30, 2005 and December 31, 2004. We also corrected the consolidated statements of cash flows for the effects of the aforementioned restatements as well as to correct for the non-cash effects of property and equipment purchases recorded, but not yet paid for, at each period end.

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

We have recorded a net income tax benefit of approximately $13.4 million in connection with the stock-based compensation related expense and other restatement adjustments during the period from fiscal year 1998 to June 30, 2005. This income tax benefit has resulted in an increase to our deferred tax assets for all U.S. affected stock options prior to the exercise or forfeiture of the related options. We recorded no income tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because we determined that we could not receive tax benefits outside of the U.S. Further, we limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or paid-in capital in the period of exercise or forfeiture.

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

Related Proceedings

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power

Integrations’ current and former executives and members of our board of directors relating to our historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco's counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On July 20, 2007, the parties entered a stipulation by which the plaintiffs would file an amended complaint on or before August 1, 2007. Pursuant to the stipulation, Power Integrations’ response to the amended complaint will be due on September 10, 2007.

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

On May 23, 2006, the U.S. Attorney' s Office for the Northern District of California, or DOJ, issued a grand jury subpoena to us directing that we produce documents relating to the granting of stock options from 1995 through the present. On May 31, 2006, the staff of the Securities and Exchange Commission, or SEC, sent a letter to us directing us to take appropriate actions to preserve certain documents relating to our stock option practices. Since that time, the government has made a number of requests for us to voluntarily produce documents relating to, among other things, our stock option practices. In addition, the government has been conducting voluntary interviews of certain current and former officers and employees. We are cooperating fully with the SEC and the DOJ and intend to continue to do so.

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

Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. APB No. 25 provided that compensation expense relative to our employee stock options were measured based on the intrinsic value of stock options granted. For grants determined to be “fixed” under APB 25, we recognize compensation expense in our statement of income using the straight-line method over the vesting period based upon the difference between the exercise price of our employee stock option grants and the market price of the underlying common stock on the measurement date of the option. We did not recognize compensation expense in our consolidated income statement for fixed awards when the exercise price of our employee stock option grants equaled the market price of the underlying common stock on the measurement date of the option. The measurement date was the date when the number of shares and exercise price were known with finality. For grants determined to be “variable” under APB 25, we remeasured, and reported in our statement of income, the intrinsic value of the options at the end of each reporting period until the options were exercised, cancelled or expired unexercised. We had a restatement of our consolidated financial statements, as described in “Restatement of Condensed Consolidated Financial Statements” above. In accordance with SFAS 123R, as of January 1, 2006, previously recorded deferred compensation of $746,000, has been eliminated with a corresponding reduction in additional paid in capital.

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

Estimating distributor pricing credits

Historically, approximately 55% to 65% of our total sales have been made to distributors. Frequently, our distributors need a cost lower than our standard distribution price in order to win business. In these circumstances, the distributor submits a request to us for a lower “sell-in” price on a specific end-customer transaction or series of transactions. After the distributor ships product to its customer under an approved transaction, the distributor submits a “ship and debit” claim to us to adjust its cost from the standard price to the approved lower price. After verification by us, we issue a credit memo to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying condensed consolidated balance sheet. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the adequacy of our reserves, we analyze historical ship and debit amounts and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

From time to time we will reduce our distribution list prices. When this occurs, we give our distributors credits, referred to as “price protection,” on products they hold in their inventories. Since we do not recognize revenue until the distributor sells the product to its customers, we generally do not need to provide reserves for price protection. However, in rare instances we must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, we will maintain a reserve for these credits that appears as a reduction to accounts receivable in our accompanying condensed consolidated balance sheet. Any increase in the reserve results in a corresponding reduction in our net revenues. We analyze distribution price declines and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

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

Income taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry-forwards, and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. We limit the deferred tax assets recognized related to certain of our highly-paid officers to amounts that we estimate will be deductible in future periods based upon the provisions of the Internal Revenue Code Section 162(m). As of June 30, 2006, we had recorded no valuation allowance to reduce our deferred tax assets. We believe it is more likely than not that forecasted income will be sufficient to fully recover our deferred tax assets. In the event that we determine all or part of the net deferred tax assets not to be realizable in the future, we would record a valuation allowance in the period in which such determination is made, which could adversely affect our operating results. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended June 30,		Percentage of Total Net Revenues for Six Months Ended June 30,
	2006	2005	2006	2005
		As restated		As restated
Net revenues	100.0	100.0	100.0	100.0
Cost of revenues	41.9	51.4	44.7	51.7

Gross profit.	58.1	48.6	55.3	48.3

Operating expenses:
Research and development	14.5	12.1	15.4	12.4
Sales and marketing	15.7	12.9	16.6	12.5
General and administrative	19.6	9.3	21.5	9.2

Total operating expenses	49.8	34.3	53.5	34.1

Income from operations	8.3	14.3	1.8	14.2
Total other income	3.6	2.3	3.6	2.1

Income before provision for income taxes	11.9	16.6	5.4	16.3

Provision for income taxes	1.0	1.9	0.5	3.1

Net income	10.9%	14.7%	4.9%	13.2%

Comparison of the Three Months and Six Months Ended June 30, 2006 and 2005

Net revenues. Net revenues for the three months ended June 30, 2006 were $41.5 million compared to $34.2 million for the three months ended June 30, 2005, an increase of $7.3 million, or 21.3%. Our net revenues for the quarter ended June 30, 2006 included a benefit of $3.4 million, or 8.2%, from the recovery of prior-period ship-and-debit claims with one of our distributors. This recovery was partially offset by approximately $0.7 million for ship-and-debit credits processed for another distributor, which were outside of our standard ship and debit policy. In addition to the impact of the above mentioned ship-and-debit recovery and claims in the three months ended June 30, 2006, our revenue increased compared to the same period a year ago due primarily to higher sales into the industrial end market, including applications such as uninterruptible power supplies, external chargers and metering devices. Higher sales into the consumer and communications end markets also contributed to the increase in net revenues.

Net revenues for the six months ended June 30, 2006 were $76.7 million compared to $68.7 million for the comparable period of 2005, an increase of $8.0 million or 11.6%. The increase was primarily driven by the settlement of prior-period ship-and-debit claims with two of our distributors, as stated above, and higher sales into the industrial market, including applications such as uninterruptible power supplies, external chargers and metering devices, and the consumer end market, partially offset by lower sales into the computer end market.

Revenue mix by product family for the three and six months ended June 30, 2006 compared to the same period in 2005 was as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
Product Family	2006	2005	2006	2005
TinySwitch-I, -II and -III	53%	57%	51%	57%
TopSwitch-FX, -GX, -I and -II	36%	39%	39%	39%
LinkSwitch	9%	3%	8%	3%
DPA-Switch	2%	1%	2%	1%

Approximate revenue mix by end markets served for the three and six months ended June 30, 2006 compared to the same period in 2005, was as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
End Market	2006	2005	2006	2005
Consumer	32%	32%	32%	31%
Communication	29%	30%	28%	30%
Computer	17%	21%	18%	23%
Industrial	15%	10%	15%	10%
Other	7%	7%	7%	6%

International sales were $38.6 million in the second quarter of 2006 compared to $32.5 million for the same period in 2005, an increase of $6.1 million, or 18.8%. International sales represented 93.1% of net revenues compared to 94.9% in the three months ended June 30, 2006 and 2005, respectively. International sales were $70.6 million for the six months ended June 30, 2006 compared to $64.7 million for the same period in 2005, an increase of $5.9 million, or 9.1%, including a net $2.7 million related to the settlement of prior-period ship-and-debit claims with two of our distributors. International sales represented 92.0% of net revenues compared to 94.3% in the six months ended June 30, 2006 and 2005, respectively.

Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 80.4% and 78.8% of our sales for the three months ended June 30, 2006 and 2005, respectively, and 77.0% and 79.1% of our sales for the six months ended June 30, 2006 and 2005, respectively. We expect international sales to continue to account for a large portion of our net revenues.

For the second quarter of 2006, sales to distributors accounted for 66.0% of net product sales, while sales to OEMs and power supply merchants accounted for 34.0%, compared to 60.7% to distributors and 39.3% to OEMs and power supply merchants for the second quarter of 2005. For the six months ended June 30, 2006, sales to distributors accounted for 63.9% of net product sales, while sales to OEMs and power supply merchants accounted for 36.1%, compared to 59.3% to distributors and 40.7% to OEMs and power supply merchants for the same period in 2005. In the three and six months ended June 30, 2006, one customer, a distributor, accounted for approximately 20.9% and 18.6% of net revenues, respectively. In the three months ended June 30, 2005, two distributors accounted for approximately 20.5% and 18.4% of net revenues, respectively. In the six months ended June 30, 2005, sales to the same two distributors accounted for approximately 19.8% and 17.1% of net revenues, respectively. In April 2006, we terminated our relationship with a distributor that accounted for 18.4% and 17.1% of net revenues in three and six months ended June 30, 2005, respectively. We have replaced this terminated relationship with other distribution relationships, and therefore do not believe that the termination will have a material impact to our business. No other customers accounted for 10% or more of our net revenues in those periods.

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

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from MEI, OKI Electric Industry Co., Ltd., or OKI, and ZMD Analog Mixed Signal Services GmbH & Co. KG, or ZFOUNDRY, a wholly-owned subsidiary of X-FAB Semiconductor Foundries AG (as of March 2007), as well as the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with the testing of both wafers and packaged components, and testing of packaged components by sub-contractors. Gross profit was $24.1 million, or 58.1% of net revenues, for the three months ended June 30, 2006, compared to $16.6 million, or 48.6% of net revenues, for the three months ended June 30, 2005. Gross profit for the six months ended June 30, 2006 was $42.5 million, or 55.3% of net revenues, compared to $33.1 million, or 48.3% of net revenues for the same period in 2005.

The increase in our gross profit margin for the three months and six months ended June 30, 2006 was driven partially by the above-mentioned ship-and-debit recovery and claims with two of our distributors, which increased our revenue and gross profit by $2.7 million in the three and six months ended June 30, 2006. The increase in gross profit margin was also driven by reductions in product costs, caused partly by the increased use of overseas subcontractors for the testing of our ICs. These improvements were partially offset by higher stock-based compensation expenses, reflecting the implementation of SFAS 123R on January 1, 2006. Stock-based compensation expenses included in cost of revenues totaled $0.4 million and $0.5 million for the three and six months ended June 30, 2006, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses (including stock-based compensation), as well as expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the second quarter of 2006 were $6.0 million or 14.5% of net revenues, compared to $4.1 million or 12.1% of net revenues in the same period a year prior. Research and development expenses for the six months ended June 30, 2006 were $11.8 million or 15.4% of net revenues, compared to $8.5 million or 12.4% of net revenues for the same period in 2005. The increases for both the three and six months ended June 30, 2006 were driven by stock-based compensation expenses, reflecting the implementation of SFAS 123R in the first quarter of 2006. Stock-based compensation expenses totaled $1.1 million and $2.3 million for the three and six months ended June 30, 2006, compared to $0.2 million and $0.5 million in the same periods a year prior. In addition, increased payroll and related expenses for the three and six months ended June 30, 2006 were incurred when compared to the same periods in 2005, primarily as a result of increased headcount. We expect research and development expenses to increase in absolute dollars in future periods, but these expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation), commissions to sales representatives, facilities expenses including expenses associated with our regional sales and support offices, and field application engineering costs. Sales and marketing expenses were $6.5 million, or 15.7% of net revenues, for the second quarter of 2006, compared to $4.4 million, or 12.9% of net revenues for the same period in 2005. Sales and marketing expenses for the six months ended June 30, 2006 were $12.7 million compared to $8.6 million for the same period in 2005, which represented 16.6% and 12.5% of our net revenues in each period, respectively. The increase in sales and marketing expenses for the three and six month periods was driven primarily by higher stock-based compensation expenses reflecting the implementation of SFAS 123R in the first quarter of 2006. Stock-based compensation expenses totaled $1.5 million and $3.0 million, respectively, for the three and six months ended June 30, 2006, compared to $0.2 million and $0.4 million for the same periods in 2005. In addition, increased payroll and related expenses for the three and six months ended June 30, 2006 were incurred when compared to the same periods in 2005, primarily as a result of increased headcount. We expect sales and marketing expenses to increase in absolute dollars in future periods, but these expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses (including stock-based compensation) for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and audit and tax services. For the three months ended June 30, 2006, general and administrative expenses were $8.1 million, or 19.6% of net revenues, compared to $3.2 million, or 9.3% of net revenues for the same period in 2005. For the six months ended June 30, 2006, general and administrative expenses were $16.5 million, or 21.5% of net revenues, compared to $6.3 million, or 9.2% of net revenues, for the same period in 2005. The increases for both the three and six month periods were driven primarily by higher professional fees associated with an internal investigation of our practices for granting and accounting for stock options, and the related restatement of our financial statements, as described in note 3 in our notes to condensed consolidated financial statements. These expenses totaled $4.0 million and $6.0 million for the three and six month periods ended June 30, 2006. The increases were also driven by higher stock-based compensation expenses, which totaled $1.1 million and $2.3 million for the three and six months ended June 30, 2006 compared to $0.3 million and $0.6 million for the same periods in 2005. Expenses related to patent litigation also contributed to the increases; these expenses totaled $0.8 million and $3.7 million, respectively, for the three and six months ended June 30, 2006, compared to $0.8 million and $1.3 million for the same periods in 2005.

As a result of the continued recognition of stock-based compensation expenses, our ongoing patent litigation and the internal investigation and related restatement of our historical financial statements, we expect our general and administrative expenses to remain throughout 2006 at a significantly higher percentage of our net revenues than has historically been the case.

Other income, net. Other income, net, for the second quarter of 2006 was $1.5 million, compared to $0.8 million in the same period in 2005. For the six months ended June 30, 2006, other income, net was $2.8 million, compared to $1.4 million in the same period in 2005. Other income consists primarily of interest income earned on short-term and long-term investments. The increase for the three and six-month periods ended June 30, 2006 were due primarily to an increase in our weighted average interest rate, which was 4.98% at June 30, 2006 compared to 3.17% for the same period in 2005.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes was $0.4 million and $0.7 million for the quarters ended June 30, 2006 and 2005, respectively. The provision for income taxes was $0.4 million for the six months ended June 30, 2006 compared to $2.1 million for the same period in 2005. Our estimated effective tax rate was approximately 9% and 10% for the three and six months ended June 30, 2006, respectively. The difference between the expected statutory rate of 35% and our effective tax rates for the three and six months ended June 30, 2006 was due primarily to the favorable effects of international sales subject to lower tax rates, lower taxable income recorded in higher tax rate jurisdictions caused by increased expenses incurred in connection with our previously announced investigation into our historical stock option practices and the resulting restatements of our prior financial statements, and research and development tax credits, partially offset by permanent differences related to SFAS 123R stock option expense for foreign employees. The difference between the expected statutory rate of 35% and our effective tax rates for the three and six months ended June 30, 2005 was due primarily to the favorable effects of international sales subject to lower tax rates and research and development tax credits. We expect our effective tax rate for 2006 to decrease from the current rate, due primarily to research and development tax credits.

Liquidity and Capital Resources

As of June 30, 2006, we had approximately $124.7 million in cash, cash equivalents and short-term and long-term investments, a decrease of approximately $5.8 million from December 31, 2005. In addition, under a revolving line of credit with Union Bank of California, which expired on October 1, 2006, we could borrow up to $10.0 million. We used a portion of the credit line to cover advances for commercial letters of credit and standby letters of credit, which we provide to MEI prior to the shipment of wafers to us, and also to our workers compensation insurance carrier as part of our insurance program. As of June 30, 2006, there were outstanding letters of credit totaling approximately $1.4 million. The balance of this credit line was unused and available as of June 30, 2006. On October 26, 2006, we entered into a security agreement with Union Bank of California, whereby we agreed to maintain $1.3 million in an interest bearing certificate of deposit with the bank. The purpose of this agreement is to secure commercial letters of credit and standby letters of credit up to the deposit amount. This agreement remains in effect until cancellation of our letters of credit.

As of June 30, 2006, we had working capital, defined as current assets less current liabilities, of approximately $121.0 million, a decrease of approximately $11.8 million from December 31, 2005. The decrease in working capital was the result of an increase in accounts payable due primarily to the timing of payments to our wafer foundries, an increase in accrued liabilities due to the timing of service fee payments related to our special investigation and restatement, and an increase in deferred income on sales to distributors as a result of higher distributor inventory. Our operating activities generated cash of $17.1 million and $15.1 million in the six months ended June 30, 2006 and 2005, respectively, an increase of approximately $2.0 million. In the first six months of 2006, adjustments to reconcile our net income of $3.7 million to cash flows from operating activities consisted primarily of depreciation and amortization of $3.3 million and stock-based compensation expense of $8.0 million. In the first six months of 2006, cash flows resulting from changes in operating assets and liabilities consisted primarily of an increase in accounts payable of approximately $4.5 million, due primarily to the timing of payments to our wafer foundries, an increase in taxes payable and accrued liabilities of $2.9 million due to the timing of service fee payments related to our special investigation and restatement, and an increase of $1.9 million in deferred income on sales to distributors as a result of higher distributor inventory. This increase was partially offset by an increase in our inventory of $4.9 million, in line with an expected increase in our revenues in 2006, and an increase in accounts receivable of $2.5 million as a result of higher revenue in the second quarter of 2006 compared to the fourth quarter of 2005. Cash generated in the first six months of 2005 was principally the result of net income in the amount of $9.1 million, depreciation and amortization of $3.2 million, stock-based compensation expense of $1.7 million, and a decrease in inventory of $1.4 million, partially offset by a decrease in accounts payable of $1.8 million.

In the six months ended June 30, 2006 our investing activities consisted of a $21.6 million net use of cash. Our investing activities consisted of the purchase of held-to-maturity investments of $ 24.9 million and proceeds from maturities of investments of $12.3 million, purchases of property and equipment of $6.0 million, and the acquisition of a technology license from our foundry OKI, for $3.0 million, to be utilized in the production of our products. The acquired license from OKI, and other licenses and patent rights are reported net of accumulated amortization on the Company’s condensed consolidated balance sheet. We amortize the cost of intangible assets (licenses and patents) over the term of the acquired license or patent rights, which ranges from five to twelve years. Our investing activities for the six months ended June 30, 2005 generated cash of $6.8 million. Our investing activities consisted of net proceeds from maturities of investments of $8.5 million, and purchases of property and equipment of $1.7 million.

Our financing activities for the six months ended June 30, 2006 resulted in a net use of cash totaling $14.1 million, driven by the use of $19.6 million of cash, including fees, for the repurchase of 1.1 million shares of our common stock, and proceeds of $5.6 million from the issuance of common stock through the exercise of stock options and through our employee stock purchase plan. Our financing activities for the six months ended June 30, 2005 included the use of $28.3 million for the repurchase of approximately 1.4 million shares of our common stock, and net proceeds from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $4.5 million.

On October 19, 2005, we announced that our board of directors had authorized the repurchase of up to $25 million of our common stock. From inception of the stock repurchase program in October 2005 through June 30, 2006, we had repurchased 1.3 million shares for approximately $25 million, the total amount authorized by the Company’s board of directors.

There has not been a material change in our contractual commitments from those described in our 2005 Annual Report on Form 10-K.

During the first six months of 2006, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during the remainder of 2006, as a result of decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2005 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not hold any instruments for trading purposes. At June 30, 2006 and December 31, 2005, we held primarily cash equivalents and short-term investments, with maturity dates of less than twelve months, and fixed interest rates.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this report, June 30, 2006. Disclosure controls and procedures under the Exchange Act mean the controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed by Power Integrations in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Power Integrations in the reports that it files or submits under the Exchange Act is accumulated and communicated to Power Integrations’ management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective as a result of three material weaknesses that existed in our internal control over financial reporting and because on that date, we expected to miss the timely filing of this Quarterly Report on Form 10-Q. The three material weaknesses, which are described in more detail in the following section, are related to accounting for stock option grants, income tax accounting and the application of generally accepted accounting principles material to non-routine transactions.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of June 30, 2006. Three material weaknesses, as described in the following paragraphs, existed in our internal control over financial reporting, and therefore our internal control over financial reporting was not operating effectively as of June 30, 2006. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Control Activities Related to Accounting for Stock Option Grants

As of June 30, 2006, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of SFAS No. 123(R), which replaced APB 25 effective January 1, 2006.

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

As of June 30, 2006, these material weaknesses had not been remediated. Therefore, we did not have sufficient controls in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of APB 25 and SFAS No. 123(R), which replaced APB 25 in 2006.

Control Activities Relating to Income Tax Accounting

As of June 30, 2006, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the accounting and review of our income taxes payable, deferred income tax assets and liabilities, and the related tax provision.

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

Control Activities Relating to the Application of Generally Accepted Accounting Principles to Material, Non-Routine Transactions

As of June 30, 2006, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of generally accepted accounting principles to material, non-routine, non-systematic transactions.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the date on this Form 10-Q the following changes have occurred:

Changes Related to Stock Options

Subsequent to the date of this Form 10-Q, in response to the identification of the material weakness described above, we have initiated the following corrective actions:

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

On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as "Fairchild") in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing four Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of us finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and we will request the damages to be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings we cannot state the amount, if any, which might ultimately be recovered by us from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild has raised defenses contending that the asserted patents are invalid or unenforceable, and the court set a second trial on these issues to begin on September 17, 2007.

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

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of our board of directors relating to our historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco's counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. The consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On July 20, 2007, the parties entered a stipulation by which the plaintiffs would file an amended complaint on or before August 1, 2007. Pursuant to the stipulation, Power Integrations’ response to the amended complaint will be due on September 10, 2007.

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

On May 23, 2006, the U.S. Attorney' s Office for the Northern District of California, or DOJ, issued a grand jury subpoena to us directing that we produce documents relating to the granting of stock options from 1995 through the present. On May 31, 2006, the staff of the Securities and Exchange Commission, or SEC, sent a letter to us directing us to take appropriate actions to preserve certain documents relating to our stock option practices. Since that time, the government has made a number of requests for us to voluntarily produce documents relating to, among other things, our stock option practices. In addition, the government has been conducting voluntary interviews of certain current and former officers and employees. We are cooperating fully with the SEC and the DOJ and intend to continue to do so.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 56%, of our net revenues for the six months ended June 30, 2006. In April 2006, we terminated our relationship with a distributor that was one of our top ten customers in 2005. We have replaced this relationship with other distribution relationships, and do not believe that the termination has had a material impact on our business. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. Royalty revenue was less than 1% of total net revenues for the six months ended June 30, 2006 and less than 2% of total net revenues for the year ended December 31, 2005. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the North America account for, and have accounted for a large portion of our net revenues, including approximately 92% and 93% of our net revenues for the six months ended June 30, 2006 and for the year ended December 31, 2005, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

On October 19, 2005, the Company announced that its board of directors had authorized a stock repurchase program of up to $25.0 million of the Company’s common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. For the six months ended June 30, 2006 the Company purchased approximately 1.1 million shares of its common stock for approximately $19.6 million. From inception of the repurchase plan through June 30, 2006, the Company repurchased 1.3 million shares for a total approximately $25.0 million, concluding this repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
April 1 – 30, 2006	30,900	$22.358	30,900	$18.5
May 1 – 31, 2006	460,000	$18.379	460,000	$10.0
June 1 – 30, 2006	575,816	$17.375	575,816	$—

Total	1,066,716		1,066,716

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on April 22, 2005, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.3	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999 (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.4	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001 (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	Confidential Resignation Agreement and General Release of Claims between us and John Cobb, dated June 15, 2006. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on June 20, 2006, SEC File No. 000-23441.)*

10.2	Offer Letter, dated June 30, 2006, between us and Rafael Torres. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on July 17, 2006, SEC File No. 000-23441.)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Indicates a management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC, and are not to be incorporated by reference into an filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: July 31, 2007	By:	/s/ RAFAEL TORRES
Rafael Torres
Chief Financial Officer (Principal Financial and Accounting Officer)