Form 10-Q
period 2006-09-30
POWER INTEGRATIONS INC
filed 2007-08-01
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

This Report on Form 10-Q contains the restatement of our condensed consolidated statements of income for the three and nine months ended September 30, 2005 and condensed consolidated statements of cash flows for the nine months ended September 30, 2005.

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

Our restated consolidated retained earnings as of September 30, 2005 incorporates an aggregate of approximately $30.5 million in incremental stock-related compensation expense relating to fiscal years 1998 through the quarter ended September 30, 2005. This expense is net of a $13.5 million tax benefit related to the restatement adjustments. This additional expense results from our determination that the dates initially used to measure compensation expense for various stock option grants (options to purchase an aggregate of 7,988,189 shares) to employees, executive officers and non-employee directors during the period could not be relied upon. We determined that the revised measurement dates differed from the originally recorded measurement dates due primarily to (1) insufficient or incomplete corporate approvals, (2) grants that were determined to have been cancelled and repriced and (3) grants in which vesting was accelerated. These included annual grants to existing employees and officers, option grants to non-employee directors, and option grants made to new hires. Our board of directors has ratified each of the options granted, and we intend to honor each stock option granted pursuant to the terms of the applicable stock option plan and stock option agreement.

In those cases in which we previously used a measurement date that we determined could no longer be relied upon, we have developed and applied a methodology to remeasure those stock option grants and record the relevant expense. For more information on our restatement, including the methodology we adopted, see Item 2, “Management’s Discussion of Financial Condition and Results of Operations – Restatement of Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2005” and note 3 of notes to our condensed consolidated financial statements appearing in Item 1 of this Report on Form 10-Q.

In addition to the restatements for stock-based compensation expenses, we recorded adjustments to correct other errors that occurred in the periods ended December 31, 2001 through the third quarter of 2005 which have been reflected in the restated consolidated financial statements. The restatements, including the nature thereof, are further discussed in note 3 of notes to our accompanying condensed consolidated financial statements appearing in Item 1 of this Report on Form 10-Q.

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

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,505	$109,879
Short-term investments	21,443	16,200
Accounts receivable, net of allowances of $527 and $469, respectively	13,668	13,488
Inventories	26,859	17,929
Deferred tax assets	1,551	1,551
Prepaid expenses and other current assets	4,094	1,328

Total current assets	169,120	160,375

INVESTMENTS	5,409	4,422
NOTE RECEIVABLE	10,000	10,000
PROPERTY AND EQUIPMENT, net	53,727	48,890
INTANGIBLE ASSETS, net	6,089	3,594
DEFERRED TAX ASSETS	10,817	9,221
OTHER ASSETS	509	419

Total assets	$255,671	$236,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,868	$5,410
Accrued payroll and related expenses	6,934	7,038
Income taxes payable	11,503	10,277
Deferred income on sales to distributors	5,385	3,479
Accrued professional fees	5,458	1,270

Other accrued liabilities	503	88

Total current liabilities	41,651	27,562

STOCKHOLDERS’ EQUITY:
Common stock	29	29
Additional paid-in capital	131,652	134,196
Deferred compensation	—	(746)
Accumulated translation adjustment	(50)	(121)
Retained earnings	82,389	76,001

Total stockholders’ equity	214,020	209,359

Total liabilities and stockholders’ equity	$255,671	$236,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As restated (1)		As restated (1)
NET REVENUES	$44,404	$36,543	$121,122	$105,196

COST OF REVENUES COST OF REVENUES	20,355	18,487	54,622	53,995

GROSS PROFIT	24,049	18,056	66,500	51,201

OPERATING EXPENSES:
Research and development	6,331	4,273	18,158	12,753
Sales and marketing	6,330	4,573	19,054	13,189
General and administrative	10,210	4,248	26,732	10,531

Total operating expenses	22,871	13,094	63,944	36,473

INCOME FROM OPERATIONS	1,178	4,962	2,556	14,728

OTHER INCOME, NET	1,585	924	4,357	2,358

INCOME BEFORE PROVISION FOR INCOME TAXES	2,763	5,886	6,913	17,086

PROVISION FOR INCOME TAXES	102	616	525	2,734

NET INCOME	$2,661	$5,270	$6,388	$14,352

EARNINGS PER SHARE:
Basic	$0.09	$0.18	$0.22	$0.48

Diluted	$0.09	$0.17	$0.21	$0.46

SHARES USED IN PER SHARE CALCULATION:
Basic	28,650	29,478	29,192	29,605

Diluted	29,832	30,849	30,887	30,890

(1)	See note 3, “Restatement of Condensed Consolidated Financial Statements” of the accompanying notes to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
		As restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,388	$14,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,164	4,739
Stock-based compensation expense	11,823	2,281
Deferred income taxes	(1,596)	134
Provision for accounts receivable and other allowances	1,383	443
Excess tax benefit from stock options exercised	(169)	—
Tax benefit associated with employee stock plans	153	695
Change in operating assets and liabilities:
Accounts receivable	(1,563)	(2,442)
Inventories	(8,624)	3,182
Prepaid expenses and other current assets	(2,856)	1,298
Accounts payable	4,903	(1,936)
Taxes payable and accrued liabilities	5,787	(366)
Deferred income on sales to distributors	1,906	(56)

Net cash provided by operating activities	22,699	22,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,933)	(2,616)
Acquisition of technology patents / licenses	(3,000)	(1,094)
Loan to supplier	—	(10,000)
Purchases of held-to-maturity investments	(24,851)	(6,806)
Proceeds from maturities of held-to-maturity investments	18,622	11,271

Net cash used in investing activities	(17,162)	(9,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	5,563	6,973
Repurchase of common stock	(19,643)	(28,305)
Excess tax benefit from stock options exercised	169	—

Net cash used in financing activities	(13,911)	(21,332)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,374)	(8,253)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,879	107,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,505	$99,143

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,556	$(81)

Deferred stock-based compensation	$(746)	$395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$724	$2,298

(1)	See note 3, “Restatement of Condensed Consolidated Financial Statements” of the accompanying notes to the condensed consolidated financial statements.

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

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with remaining maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of September 30, 2006 and December 31, 2005, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were classified as held-to-maturity and were valued using the amortized cost method, which approximates fair market value.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

On October 19, 2005, the Company announced that its board of directors had authorized a stock repurchase program of up to $25.0 million of the Company’s common stock. During the six months ended June 30, 2006 the Company purchased 1.1 million shares of its common stock for $19.6 million. From inception of the stock repurchase program through June 30, 2006, the Company repurchased 1.3 million shares for a total of $25.0 million, concluding this stock repurchase program. The Company did not repurchase stock in the three months ended September 30, 2006.

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

Comprehensive Income

Comprehensive income for the Company consists of net income, plus the effect of foreign currency translation adjustments, which were not material for the nine months ended September 30, 2006 and 2005. Accordingly, comprehensive income closely approximates actual net income.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restatement Adjustments

The Company’s accompanying restated condensed consolidated financial statements for the three and nine months ended September 30, 2005 incorporate adjustments related to stock-based compensation expense, payroll tax expense and other accounting adjustments, including the income tax effect of the restatement adjustments. The table below presents the effect of the individual restatement adjustments, which are explained in further detail following the table (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
STOCK COMPENSATION:
New hire non-officer stock option grants accounted for as being made prior to the terms being fixed	$49	$154
Stock option grants with insufficient or incomplete corporate approvals	475	1,704
Stock option grants cancelled and repriced	32	389
Accelerated vesting and other matters related to stock-based compensation	(2)	27

Total stock compensation expense	554	2,274
Payroll taxes, interest and penalties	28	(226)

Total stock compensation related adjustments	582	2,048
OTHER MISCELLANEOUS ACCOUNTING ADJUSTMENTS:
Correction of sales returns reserve	—	520
Correction of period of charge for cost of wafers used in engineering	—	(108)
Correction of expected life of tooling for depreciation purposes	(64)	(64)

Total other miscellaneous accounting adjustments	(64)	348

Total adjustments to decrease income before income tax	518	2,396
INCOME TAX BENEFIT	123	1,301

Total adjustments to decrease net income	$395	$1,095

DECREASE IN EARNINGS PER DILUTED SHARE	$0.01	$0.04

Stock Compensation – These adjustments are from the Company’s determination that the initially recorded measurement dates for various categories of option grants could not be relied upon. These categories included the following:

•

New-hire non-officer stock option grants accounted for as being made prior to the terms being fixed. The Company’s practice was to set the exercise price of new-hire non-officer awards based upon the fair value of its stock on the employee’s hire date or the last day of the month of the employee’s first month of employment, whichever was lower. Because this determination was made at the end of the month of hire, the last day of the month of the employee’s first month of employment was determined to be the first date when the number of shares and the price of each grant were known with finality. Grants accounted for as being made before the last day of the month of the employee’s first month of employment (options to purchase an aggregate of 1,168,383 shares as of September 30, 2005) were accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Stock option grants with insufficient or incomplete corporate approvals. The Company determined that for certain stock option grants the number of shares and the exercise price were not known with finality at the original measurement date. The Company determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained, including the finalization of the number of stock options allocated and the related exercise price. The Company adopted a methodology to remeasure these option grants to a revised measurement date, as described below, and accounted for these grants (options to purchase an aggregate of 6,350,639 shares as of September 30, 2005) as fixed awards under APB 25.

•

Stock option grants determined to have been cancelled and repriced. The Company determined that the terms of certain stock option grants (options to purchase an aggregate of 415,000 shares as of September 30, 2005) may have been communicated to employees and that those terms were subsequently modified. The Company concluded that such modifications constituted repricings and, therefore, that these stock option grants should have been accounted for as variable awards for accounting purposes.

•

Accelerated vesting and other matters related to stock-based compensation. Accelerated vesting consists primarily of the acceleration of stock option vesting (options to purchase an aggregate of 341,174 shares) upon termination of a few employees prior to 2001, which resulted in stock-based compensation expense which had previously not been recorded. The other matters relate primarily to the impact of the capitalization in inventory of stock-based compensation through September 30, 2005.

Payroll taxes, interest and penalties – In connection with the stock-based compensation adjustments, the Company determined that certain options previously classified as Incentive Stock Option, or ISO, grants were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. The Company refers to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes the Company to additional payroll related withholding taxes on the exercise of these Affected ISOs granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. The payroll taxes, interest and penalties were recorded as expenses in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the payroll taxes, interest and penalties were reversed, and recognized as a reduction in the related functional expense category in the Company’s consolidated statements of operations. The fluctuations in the restatement adjustments in the table above are the result of: (1) the timing of stock option exercises, and (2) the reversals of expenses previously recorded due to the expiration of statutes of limitations. The net tax liability at September 30, 2006 for this potential disqualification of ISO tax treatment for option awards totaled $0.7 million.

Other miscellaneous accounting adjustments – In addition to stock-based compensation charges, the Company recorded adjustments related to prior periods that had not been previously reflected in its consolidated financial statements. These restatements relate primarily to a correction of the Company’s sales return reserve, which should have been reduced in 2001. The Company also corrected the period of charge for certain wafers used in engineering, and corrected the expected life of tooling for depreciation purposes.

Further, the Company corrected the classification of the balance of auction rate securities (for which interest rates reset in 90 days or less, but for which the underlying maturity date is longer than 90 days), and callable securities (for which interest rates reset between 91 days and 1 year, but for which the underlying maturity date exceeds 1 year) from cash and cash equivalents or short-term investments to long-term investments, as of September 30, 2005. The condensed consolidated statement of cash flows for nine months ended September 30, 2005 was also corrected for the effects of the aforementioned restatements as well as to correct for the non-cash effects of property and equipment purchases recorded, but not yet paid for, at each period end.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the income tax benefit on restatement adjustments for the nine months ended September 30, 2005, described above, the Company also recorded a separate income tax benefit adjustment of approximately $692,000 during the quarter ended June 30, 2005. This adjustment was recorded to correct the timing of a correction of an error from 2003 in the determination of the effect of a cost sharing arrangement with one of the Company’s subsidiaries. The Company originally recorded the correction in the quarter ended June 30, 2005. The adjustment error was reversed in the Company’s restated financial statements as of June 30, 2005, which effectively reversed the prior correction which is now properly booked in the year ended 2003, as it related to the Company’s 2003 tax liability.

The Company has recorded a net income tax benefit of approximately $13.5 million in connection with the stock-based compensation related expense and other restatement adjustments during the period from fiscal year 1998 to September 30, 2005. This income tax benefit has resulted in an increase to the Company’s deferred tax assets for all U.S. affected stock options prior to the exercise or forfeiture of the related options. The Company recorded no income tax benefit or deferred tax asset for affected stock options granted to non-U.S. employees because the Company determined that it could not receive tax benefits outside of the U.S. Further, the Company limited the deferred tax assets recorded for affected stock options granted to certain highly paid officers to reflect estimated limitations on tax deductibility under Internal Revenue Code Section 162(m). Upon exercise or forfeiture of the underlying options, the excess or deficiency in deferred tax assets are written-off to either expense or paid-in capital in the period of exercise or forfeiture.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of the Restatement Adjustments on the Company’s Condensed Consolidated Financial Statements

The following tables present the impact of the financial statement restatement adjustments on the Company’s previously reported condensed consolidated statements of income for the three and nine months ended September 30, 2005, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2005 (in thousands):

	Three Months Ended September 30, 2005				Nine Months Ended September 30, 2005
	As Previously Reported	Adjustments		As Restated	As Previously Reported	Adjustments		As Restated
NET REVENUES	$36,543	$—		$36,543	$106,258	$(1,062)	B	$105,196

COST OF REVENUES	18,463	24	A, D	18,487	54,287	(292)	A,B,D	53,995

GROSS PROFIT	18,080	(24)		18,056	51,971	(770)		51,201

OPERATING EXPENSES:
Research and development	4,105	168	A	4,273	12,307	446	A,E	12,753
Sales and marketing	4,418	155	A	4,573	12,699	490	A	13,189
General and administrative	4,092	156	A	4,248	9,802	729	A	10,531

Total operating expenses	12,615	479		13,094	34,808	1,665		36,473

INCOME FROM OPERATIONS	5,465	(503)		4,962	17,163	(2,435)		14,728

OTHER INCOME, NET	939	(15)	A	924	2,318	40	A	2,358

INCOME BEFORE PROVISION FOR INCOME TAXES	6,404	(518)		5,886	19,481	(2,395)		17,086

PROVISION FOR INCOME TAXES	739	(123)	A	616	4,034	(1,300)	A,C	2,734

NET INCOME	$5,665	$(395)		$5,270	$15,447	$(1,095)		$14,352

EARNINGS PER SHARE:
Basic	$0.19	$(0.01)		$0.18	$0.52	$(0.04)		$0.48

Diluted	$0.18	$(0.01)		$0.17	$0.50	$(0.04)		$0.46

SHARES USED IN PER SHARE CALCULATION:
Basic	29,478	—		29,478	29,605	—		29,605

Diluted	30,732	117		30,849	30,760	130		30,890

A:	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated payroll taxes, interest, penalties and income tax benefit.
B:	Adjustment to correct the sales return reserve.
C:	Adjustment to correct for an error in the calculation under a cost sharing agreement with a subsidiary company.
D:	Adjustment to correct the expected life of tooling for depreciation purposes.
E:	Adjustment to correct for the period of charge for engineering wafers.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,447	$(1,095)		$14,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,930	(191)	F	4,739
Stock-based compensation expense	8	2,273	A	2,281
Deferred income taxes	(10)	144	A	134
Provision for (reduction in) accounts receivable and other allowances	76	367	B	443
Tax benefit associated with employee stock plans	1,007	(312)	A	695
Change in operating assets and liabilities:
Accounts receivable	(2,595)	153		(2,442)
Inventories	3,054	128	F	3,182
Prepaid expenses and other assets	1,298	—		1,298
Accounts payable	(2,242)	306	A,C,D	(1,936)
Taxes payable and other accrued liabilities	1,061	(1,427)	A,G	(366)
Deferred income on sales to distributors	(56)	—		(56)

Net cash provided by operating activities	21,978	346		22,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,270)	(346)	D	(2,616)
Acquisition of technology patents / licenses	(1,094)	—		(1,094)
Note to supplier	(10,000)	—		(10,000)
Purchases of held-to-maturity investments	(6,806)	—		(6,806)
Proceeds from maturities of held-to-maturity investments	11,271	—		11,271

Net cash used in investing activities	(8,899)	(346)		(9,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	6,973	—		6,973
Repurchase of common stock	(28,305)	—		(28,305)

Net cash used in financing activities	(21,332)	—		(21,332)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,253)	—		(8,253)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	108,396	(1,000)	E	107,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,143	$(1,000)		$99,143

A:	Adjustment for stock-based compensation expense pursuant to APB No. 25 and the associated payroll taxes, interest, penalties and income tax benefit.
B:	Adjustment to correct the sales return reserve.
C.	Adjustment to correct for the period of charge for engineering wafers.
D.	Adjustment for unpaid property and equipment purchases
E:	Reclassification of auction rate and callable securities.
F:	Adjustment to correct the expected life of tooling for depreciation purposes.
G.	Adjustment to correct for an error in the calculation under a cost sharing agreement with a subsidiary company.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	STOCK PLANS AND STOCK-BASED COMPENSATION:

Stock Plans

As of September 30, 2006, the Company had four stock-based employee compensation plans, the “Plans”, which are described below.

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Stock Option Plan (the ‘‘1997 Plan’’), whereby the board of directors may grant incentive stock options and non-qualified stock options to key employees, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increase on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. As of September 30, 2006 the maximum number of shares that may be issued under the 1997 Plan was 14,085,792. In general, options vest over 48 months. Options generally expire no later than ten years after the date of grant (five years if an incentive stock option is granted to a ten percent owner optionee), subject to earlier termination upon an optionee’s cessation of employment or service.

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

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of September 30, 2006, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each two-year offering period, or (ii) the fair market value of the Company's common stock on the semi-annual purchase date. If the fair market value of the Company's common stock on any semi-annual purchase date within a two-year offering period is less than the fair market value per share on the first day of such offering period, then immediately following purchase of shares of the Company's common stock on that semi-annual purchase date, participants will be automatically withdrawn from the offering period and enrolled in a new two-year offering period beginning immediately thereafter. An aggregate of 2,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of September 30, 2006, 1,609,300 shares had been purchased and 390,700 shares were reserved for future issuance under the Purchase Plan. In April 2006 the Company temporarily suspended the Purchase Plan due to the Company’s delisted status with the NASDAQ.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards, (SFAS 123R) Share-Based Payment. The Company previously applied Accounting Principles Board (APB) opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and provided pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method, as provided by SFAS 123R. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2006 includes; compensation in connection with the unvested portion of all stock-based compensation awards that were granted prior to January 1, 2006, and compensation related to all stock option awards granted subsequent to December 31, 2005. The Company is using the accelerated method to amortize options granted through December 31, 2005 over the remaining requisite service period of the stock option award, and the straight-line method for all stock options granted after December 31, 2005 over the requisite service period of the award. In accordance with SFAS 123R, as of January 1, 2006, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid in capital.

As of September 30, 2006 there was approximately $23 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options, and $11.8 million was recorded as stock compensation expense in the nine months ended September 30, 2006. The unrecognized compensation costs are expected to be recognized over a weighted average period of 2.05 years.

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

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As restated		As restated
Risk-free interest rates	4.85%	3.76% - 4.35%	4.46% - 5.00%	2.98% - 4.35%
Expected volatility rates	49%	62.32% - 82.42%	49% - 52%	62.32% - 85.01%
Expected dividend yield As reported	—	—	—	—
Expected life of stock options (years)	6.03	6.03	6.03	6.03

Weighted-average grant date fair value of options granted	$8.45	$15.94	$13.20	$12.97

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As restated		As restated
Risk-free interest rates (1)	—	3.69%	4.44%	3.69%
Expected volatility rates (1)	—	42%	37%	42%
Expected dividend yield As reported	—	—	—	—
Expected life of purchase right (years)	1.0	1.0	1.0	1.0

Weighted-average estimated fair value of purchase rights	$6.81	$7.91	$6.81	$8.94

(1)	In the three months ended September 30, 2006 the assumptions used for the risk-free interest rate and expected volatility rate were not applicable, as a result of the suspension of the Company’s employee stock purchase plan due to the Company’s delisted status with the SEC.

The following table summarizes the stock-based compensation expense related to stock options and employee stock purchases for the three and nine months ended September 30, 2006, recognized in accordance with SFAS 123R, and for the three and nine months ended September 30, 2005, recognized in accordance with APB 25 (in thousands).

Stock-based compensation expense for stock options and employee stock purchases included in operations:	Three Months Ended Sept 30, 2006	Three Months Ended Sept 30, 2005	Nine Months Ended Sept 30, 2006	Nine Months Ended Sept 30, 2005
		As restated		As restated
Cost of sales	$448	$84	$907	$318
Research and development	1,019	165	3,336	685
Sales and marketing	1,311	150	4,274	531
General and administrative	1,045	156	3,306	747

Total stock-based compensation expense	$3,823	$555	$11,823	$2,281

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Plans as of September 30, 2006, and changes during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	7,570	$19.09
Granted	1,401	24.79
Exercised	(294)	14.45
Forfeited or expired	(196)	22.89

Outstanding at September 30, 2006	8,481	$20.17	6.36	$20,763

Exercisable at September 30, 2006	5,645	$18.96	5.32	$18,338

Vested and expected to vest at September 30, 2006	8,116	$20.06	6.26	$20,471

The weighted-average grant-date fair value of options granted for the three and nine months ended September 30, 2006 was $8.45 and $13.20, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $166,648 and $3.4 million, respectively.

The pro forma net income and earnings per share for the three and nine months ended September 30, 2005 have been presented below to reflect the impact had the Company been required to include the amortization of the option fair values in accordance with SFAS 123 as an expense. The pro forma amounts are as follows (in thousands except per share information):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	As restated	As restated
Net income as reported	$5,270	$14,352

Add: Total stock-based expense included in reported net earnings, net of related tax effects	405	1,715

Deduct: Total stock-based employee stock ownership expense determined under fair-value-based method for all awards, net of tax	(4,228)	(13,338)

Pro forma net income	$1,447	$2,729

Basic earnings per share:
As reported	$0.18	$0.48

Pro forma	$0.05	$0.09

Diluted earnings per share:
As reported	$0.17	$0.46

Pro forma	$0.05	$0.09

5.	INVENTORIES:

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

	September 30, 2006	December 31, 2005
Raw materials	$5,650	$1,683
Work-in-process	8,163	6,431
Finished goods	13,046	9,815

	$26,859	$17,929

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	INTANGIBLE ASSETS:

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, which ranges from five to twelve years. Amortization for all acquired intangible assets was approximately $0.2 million and $0.5 in the three and nine months ended September 30, 2006, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	Carrying Amount Sept 30, 2006	Accumulated Amortization Sept 30, 2006	Net Intangible Value Sept 30, 2006
	(in thousands)	(in thousands)	(in thousands)
Intangible Asset Class
Patent rights	$3,165	$887	$2,278
Technology licenses	$4,056	$273	$3,783
Other intangibles	$38	$10	$28

Total Intangible Assets	$7,259	$1,170	$6,089

The estimated future amortization expense related to intangible assets at September 30, 2006 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2006 (remaining 3 months)	$194
2007	$774
2008	$774
2009	$763
2010	$728
Thereafter	$2,856

Total	$6,089

7.	SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s revenue is derived primarily from sales of its ICs to OEMs, power supply merchants and distributors. Ten customers accounted for approximately 66% and 69% of total net revenues for the three months ended September 30, 2006 and 2005, respectively, and 58% and 70% of the total net revenues for the nine months ended September 30, 2006 and 2005, respectively. A significant portion of these net revenues are attributable to sales of the Company’s products through distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. In the nine months ended September 30, 2006, one customer, a distributor of the Company’s products, accounted for more than 10% of net revenues, and in the same period in 2005, two customers, both of which were distributors of the Company’s products, accounted for more than 10% of net revenues.

The following customers accounted for more than 10% of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2006	2005	2006	2005
		As restated		As restated
A	26%	19%	21%	20%
B	*	18%	*	18%

*	less than 10%

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of September 30, 2006 and December 31, 2005, approximately 64% and 69% of accounts receivable, respectively, were concentrated with the top ten customers.

The following customers, both of which are distributors of the Company’s products, accounted for more than 10% of accounts receivable:

Customer	September 30, 2006	December 31, 2005
A	16%	11%
B	*	18%

*	less than 10%

Export Sales

The Company markets its products in North America and in foreign countries through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to customers in foreign countries, are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As restated		As restated
Hong Kong/China	41%	24%	30%	24%
Korea	17%	19%	19%	20%
Taiwan	11%	27%	17%	26%
Western Europe (excluding Germany)	9%	12%	10%	11%
Germany	6%	4%	5%	4%
Japan	4%	4%	4%	4%
Singapore	4%	2%	3%	3%
Other	1%	1%	4%	2%

Total foreign revenue.	93%	93%	92%	94%

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 89.9% and 93.7% of net revenues from product sales for the three months ended September 30, 2006 and 2005, respectively, and 89.3 % and 95.2% of net revenues from product sales for the nine months ended September 30, 2006 and 2005, respectively. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX and TOPSwitch-GX. TinySwitch products include TinySwitch,

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TinySwitch-II, TinySwitch-III and PeakSwitch. The remaining 10.1% and 6.3% of net product sales in the three months ended September 30, 2006 and 2005, respectively, and the remaining 10.7% and 4.8% of net product sales in the nine months ended September 30, 2006 and 2005, respectively, was comprised primarily of sales of the Company’s LinkSwitch and DPA-Switch products.

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated		As Restated
Basic earnings per share:
Net income	$2,661	$5,270	$6,388	$14,352

Weighted average common shares	28,650	29,478	29,192	29,605

Basic earnings per share	$0.09	$0.18	$0.22	$0.48

Diluted earnings per share:
Net income	$2,661	$5,270	$6,388	$14,352

Weighted average common shares	28,650	29,478	29,192	29,605
Effect of dilutive securities:
Stock options	1,182	1,362	1,695	1,266
Employee stock purchase plan	—	9	—	19

Diluted weighted average common shares	29,832	30,849	30,887	30,890

Diluted earnings per share	$0.09	$0.17	$0.21	$0.46

Options to purchase 5,260,244 and 1,900,775 shares of the Company’s common stock outstanding for the three month periods ended September 30, 2006 and 2005, respectively, and options to purchase 3,579,907 and 1,954,281 shares of the Company’s common stock outstanding for the nine month periods ended September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the exercise prices of the options to purchase shares of Company common stock were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been antidilutive.

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The difference between the expected federal statutory rate of 35% and the Company’s effective tax rate of approximately 4% and 8%, for the three and nine-month periods ended September 30, 2006, respectively, was primarily due to the beneficial impact of international sales subject to lower tax rates, lower taxable income recorded in higher tax rate jurisdictions caused by increased expenses incurred in connection with the Company’s previously announced investigation into its historical stock option practices and the resulting restatements of its prior financial statements, and research and development credits, partially offset by permanent differences related to SFAS 123R stock option expense for foreign employees. The difference between the expected federal statutory rate of 35% and the Company’s effective tax rates for the three and nine month periods ended September 30, 2005, was primarily due to the beneficial impact of international sales subject to lower tax rates and research and development credits. The annual effective income tax rate may change in future periods.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2006. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

On May 9, 2005, the Company filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of certain of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices. The Commission instituted an investigation on June 8, 2005 in response to the Company’s complaint. Systems General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. On June 30, 2006 the Commission decided not to review the initial determination on

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing Systems General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing Systems General chip. The U.S. Customs Service is authorized to enforce the exclusion order which is now in full effect. On December 6, 2006 System General filed a notice of appeal of the ITC decision. Briefing has been completed, and the appeal will be heard by the U.S. Court of Appeals for the Federal Circuit in coming months.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2006, the Company recorded $3.4 million in revenue related to a settlement agreement negotiated with one of its distributors. The Company performed an audit of distributor pricing credit requests, and discovered discrepancies in the supporting documentation the distributor supplied during such audit. In April 2006, this distributor reimbursed the Company $3.4 million for discrepant credits which had previously been granted by the Company. The Company has subsequently cancelled its distributor relationship with this customer in the second quarter of 2006.

14.	PREPAYMENT TO A SUPPLIER TO SECURE WAFER MATERIAL

The Company entered into a wafer supply agreement amendment with its foundry, ZMD, which amends its previous agreement with the Company. The amended agreement includes a Company prepayment of $2.3 million to ZMD for raw materials. ZMD secured the raw material for use in the production of the Company’s wafers. The Company included the prepayment in prepaid expenses and other current assets in its September 30, 2006 condensed consolidated balance sheet.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

16.	SUBSEQUENT EVENTS:

NASDAQ Delisting

In 2006, the Company received two NASDAQ Staff Determination stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because the Company had not timely filed its Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006 and that, as a result, the Company’s securities were subject to delisting from the NASDAQ Stock Market.

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

Our ICs are purchased primarily by merchant power supply manufacturers who sell power supplies to OEMs, and, in some cases, by OEMs who design and build their own power supplies. In the nine months ended September 30, 2006, approximately 61% of our net sales to these end customers were made through distributors of electronic components. Power supplies may be designed with our monolithic ICs, which combine a high-voltage transistor with low-voltage control circuitry, or with a number of competing alternatives. These alternatives include other monolithic and hybrid ICs, pulse width modulation (PWM) controller ICs paired with discrete transistors, and legacy technologies that do not utilize ICs, such as line-frequency transformers and self-oscillating switchers using discrete components.

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

Restatement of Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2005

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

On May 24, 2006, the Special Committee advised our board of directors of its final conclusion that, among other things, the recorded grant dates for certain option grants should not be relied upon. After receiving the Special Committee’s conclusions and consistent with those conclusions, we reviewed stock option grants during the period from 1998 through June 2006. The restated condensed consolidated financial statements for the three and nine months ended September 30, 2005, contained in this Form 10-Q reflect corrections resulting from those reviews.

We have incurred substantial expenses related to our special investigation and subsequent internal investigation, which began in early 2006. In addition, we are the subject of several derivative actions filed against certain of our current and former directors and officers as well as investigations launched by the U.S. Attorney' s Office for the Northern District of California and the staff of the Securities and Exchange Commission regarding our past stock option granting practices, as more fully described in Part II, Item I, “Legal Proceedings.” We have incurred approximately $13.7 million in costs for legal fees, external audit firm fees, and external consulting fees and board of director meeting fees in the twelve months ended December 31, 2006, and expect to incur additional fees related to the special investigation and financial statement restatements until we are current with all delinquent filings.

In addition to the stock-based compensation expenses, and the related income and payroll tax effects, we recorded adjustments to correct other errors that occurred in the periods ended December 31, 2001 through the third quarter of 2005.

Restatement Adjustments

Our restated condensed consolidated financial statements for the three and nine months ended September 30, 2005 contained in this Form 10-Q incorporate adjustments related to stock-based compensation expense, payroll tax expense and other accounting adjustments, including the income tax effect related to the restatement adjustments. Each of these items is described below. The restatement adjustments resulted in a reduction of our previously reported consolidated net income for the three and nine months ended September 30, 2005 of approximately $0.4 million and $1.1 million, respectively. The restatement reduced earnings per diluted share for the three and nine months ended September 30, 2005, by $0.01 and $0.04, respectively.

The table below presents the effect of the individual restatement adjustments for the three and nine months ended September 30, 2005, which are explained in further detail following the table (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
STOCK COMPENSATION:
New hire non-officer stock option grants accounted for as being made prior to the terms being fixed	$49	$154
Stock option grants with insufficient or incomplete corporate approvals	475	1,704
Stock option grants cancelled and repriced	32	389
Accelerated vesting and other matters related to stock-based compensation	(2)	27

Total stock compensation expense	554	2,274
Payroll taxes, interest and penalties	28	(226)

Total stock compensation related adjustments	582	2,048
OTHER MISCELLANEOUS ACCOUNTING ADJUSTMENTS:
Correction of sales returns reserve	—	520
Correction of period of charge for cost of wafers used in engineering	—	(108)
Correction of expected life of tooling for depreciation purposes	(64)	(64)

Total other miscellaneous accounting adjustments	(64)	348

Total adjustments to decrease income before income tax	518	2,396
INCOME TAX BENEFIT	123	1,301

Total adjustments to decrease net income	$395	$1,095

DECREASE IN EARNINGS PER DILUTED SHARE	$0.01	$0.04

Stock-Based Compensation – These adjustments are from our determination, based upon the Special Committee’s investigation and our subsequent reviews and analyses, that the initially recorded measurement dates for various categories of stock option grants could not be relied upon. These categories included the following:

•

New-hire non-officer stock option grants accounted for as being made prior to the terms being fixed. Our practice was to set the exercise price of new-hire non-officer awards based upon the fair value of our stock on the employee’s hire date or the last day of the month of the employee’s first month of employment, whichever was lower. Because this determination was made at the end of the month of hire, the last day of the month of the employee’s first month of employment was determined to be the first date when the number of shares and the price of each grant were known with finality. Grants accounted for as being made before the last day of the month of the employee’s first month of employment, which represented options to purchase an aggregate of 1,168,383 shares, as of September 30, 2005, were accounted for as fixed awards under Accounting Principles Board Opinion (APB) No. 25 Accounting for Stock Issued to Employees, or APB 25.

•

Stock option grants with insufficient or incomplete corporate approvals. We determined that for certain stock option grants the number of shares and the exercise price were not known with finality at the original measurement date. We determined that the original recorded grant date could not be relied on because there was correspondence or other evidence that indicated that not all required corporate approvals had been obtained, including the finalization of the number of stock options allocated and the related exercise price. We adopted a methodology to remeasure these option grants to a revised measurement date, as described below, and accounted for these grants, which represented options to purchase an aggregate of 6,350,639 shares, as of September 30, 2005, as fixed awards under APB 25.

•

Stock option grants determined to have been cancelled and repriced. We determined that the terms of certain stock option grants to purchase an aggregate of 415,000 shares, as of September 30, 2005, may have been communicated to employees and that those terms were subsequently modified. We concluded that such modifications constituted repricings and, therefore, that these stock option grants should have been accounted for as variable awards for accounting purposes.

•

Accelerated vesting and other matters related to stock-based compensation. Accelerated vesting consists primarily of the acceleration of stock option vesting, with respect to options to purchase an aggregate of 341,174 shares, upon termination of a few employees prior to 2001, which resulted in stock-based compensation expense which had not been previously recorded. The other matters relate primarily to the impact of the capitalization in inventory of stock-based compensation through September 30, 2005.

Payroll taxes, interest and penalties – In connection with the stock-based compensation adjustments, we determined that certain options previously classified as Incentive Stock Option, or ISO, grants were determined to have been granted with an exercise price below the fair market value of our stock on the revised measurement date (see discussion under “Accounting Considerations” below). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. We refer to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes us to additional payroll related withholding taxes on the exercise of these Affected ISOs granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. The payroll tax, interest and penalty expenses were recorded in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the expenses were reversed, and recognized as a reduction in the related functional expense category in our consolidated statements of income. The net tax liability at September 30, 2006 for this potential disqualification of ISO tax treatment for option awards totaled $0.7 million.

Management is considering possible ways to address the impact that Section 409A of the Internal Revenue Code may have as a result of the exercise price of stock options being less than the fair market value of our common stock on the revised measurement date. Section 409A imposes significant additional taxes to our employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004. The Internal Revenue Service has issued transition rules under Section 409A that allows for a correction, or cure, for options subject to Section 409A. We have allowed our current and former executive officers to amend their options to effect such a cure. We may offer the other holders of outstanding options the opportunity to effect a cure of all affected stock options. In connection with this cure, we may make cash bonus payments in an aggregate amount of up to $1.0 million in 2008 to non-officer employees.

Other miscellaneous accounting adjustments – In addition to stock-based compensation expenses, we recorded adjustments that had not been previously reflected in the Company’s condensed consolidated financial statements. These adjustments relate primarily to a correction of our sales return reserve, which should have been reduced in 2001. In addition, we also corrected the period of expense for certain wafers used in engineering and corrected the expected life of tooling for depreciation purposes.

Further, we corrected the classification on the balance of callable securities between short-term investments and long-term investments, included as a component of total assets, as of September 30, 2005. We also corrected the consolidated statements of cash flows for the effects of the aforementioned restatements as well as to correct for the non-cash effects of property and equipment purchases recorded, but not yet paid for, at each period end.

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

Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. APB No. 25 provided that compensation expense relative to our employee stock options were measured based on the intrinsic value of stock options granted. For grants determined to be “fixed” under APB 25, we recognize compensation expense in our statement of income using the straight-line method over the vesting period based upon the difference between the exercise price of our employee stock option grants and the market price of the underlying common stock on the measurement date of the option. We did not recognize compensation expense in our consolidated income statement for fixed awards when the exercise price of our employee stock option grants equaled the market price of the underlying common stock on the measurement date of the option. The measurement date was the date when the number of shares and exercise price were known with finality. For grants determined to be “variable” under APB 25, we remeasured, and reported in our statement of income, the intrinsic value of the options at the end of each reporting period until the options were exercised, cancelled or expired unexercised. We had a restatement of our consolidated financial statements, as described in “Restatement of Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2005” above. In accordance with SFAS 123R, as of January 1, 2006, previously recorded deferred compensation of $746,000 has been eliminated with a corresponding reduction in additional paid in capital.

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

Income taxes

We recognize federal, state and foreign current tax liabilities or assets based on our estimate of taxes payable or refundable in the current fiscal year by tax authorities. We also recognize federal, state and foreign deferred tax liabilities or assets for our estimate of future tax effects attributable to temporary differences and carry-forwards, and we record a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. We limit the deferred tax assets recognized related to certain of our highly-paid officers to amounts that we estimate will be deductible in future periods based upon the provisions of the Internal Revenue Code Section 162(m). As of September 30, 2006, we had recorded no valuation allowance to reduce our deferred tax assets. We believe it is more likely than not that forecasted income will be sufficient to fully recover our deferred tax assets. In the event that we determine all or part of the net deferred tax assets not to be realizable in the future, we would record a valuation allowance in the period in which such determination is made, which could adversely affect our operating results. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended September 30,		Percentage of Total Net Revenues for Nine Months Ended September 30,
	2006	2005	2006	2005
		As restated		As restated
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.8	50.6	45.1	51.3

Gross profit.	54.2	49.4	54.9	48.7

Operating expenses:
Research and development	14.3	11.7	15.0	12.1
Sales and marketing	14.3	12.5	15.7	12.6
General and administrative	23.0	11.6	22.1	10.0

Total operating expenses	51.6	35.8	52.8	34.7

Income from operations	2.6	13.6	2.1	14.0
Total other income	3.6	2.5	3.6	2.2

Income before provision for income taxes	6.2	16.1	5.7	16.2

Provision (benefit) for income taxes	0.2	1.7	0.4	2.6

Net income	6.0%	14.4%	5.3%	13.6%

Comparison of the Three Months and Nine Months Ended September 30, 2006 and 2005

Net revenues. Net revenues for the three months ended September 30, 2006 were $44.4 million compared to $36.5 million for the three months ended September 30, 2005, an increase of $7.9 million, or 21.6%. The increase was driven by increased penetration of our products across all of our major end markets, particularly the consumer and industrial end markets. Growth in sales into the consumer end market was driven by higher sales for applications such as appliances, consumer audio products and external power supplies. Growth in sales to the industrial end market was driven by higher sales for applications such as industrial controls, external chargers and lighting applications. In addition, the increase in net revenues was driven by higher sales of our TinySwitch-II and –III products as well as our LinkSwitch products, partially offset by lower sales of legacy products such as TOPSwitch-I and TinySwitch-I.

Net revenues for the nine months ended September 30, 2006 were $121.1 million compared to $105.2 million for the comparable period of 2005, an increase of $15.9 million or 15.1%. The increase in our net revenues was driven primarily by increased penetration of our products in the industrial and consumer end markets. As stated above, growth into the consumer end market was driven by higher sales for applications such as appliances, consumer audio products and external power supplies, and growth in sales to the industrial end market was driven by higher sales for applications such as industrial controls, external chargers and lighting applications. In addition, the increase in our revenues for the nine months ended September 30, 2006, included a benefit of $3.4 million, or 2.8%, from the recovery of prior-period ship-and-debit claims with one of our distributors. This recovery was partially offset by approximately $0.7 million in ship-and-debit credits processed for another distributor, which were outside of our standard ship and debit policy.

Revenue mix by product family for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, was as follows:

	Three Months Ended Sept 30,	Three Months Ended Sept 30,	Nine Months Ended Sept 30,	Nine Months Ended Sept 30,
Product Family	2006	2005	2006	2005
TinySwitch-I, -II and –III	54%	53%	52%	55%
TopSwitch-FX, -GX, -I and -II	36%	41%	37%	40%
LinkSwitch	9%	5%	9%	4%
DPA-Switch	1%	1%	2%	1%

Approximate revenue mix by end markets served for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was as follows:

	Three Months Ended Sept 30,	Three Months Ended Sept 30,	Nine Months Ended Sept 30,	Nine Months Ended Sept 30,
End Market	2006	2005	2006	2005
Consumer	31%	31%	32%	31%
Communication	25%	28%	27%	29%
Computer	22%	23%	19%	23%
Industrial	15%	11%	15%	10%
Other	7%	7%	7%	7%

International sales were $41.2 million in the third quarter of 2006 compared to $34.0 million for the same period in 2005, an increase of $7.2 million, or 21%. International sales represented 92.8% of net revenues compared to 93.0% in the three months ended September 30, 2006 and 2005, respectively. International sales were $111.8 million for the nine months ended September 30, 2006 compared to $98.7 million for the same period in 2005, an increase of $13.1 million, or 13.3%. International sales represented 92.3% of net revenues compared to 93.8% in the nine months ended September 30, 2006 and 2005, respectively.

Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 77.2% and 77.1% of our sales for the three months ended September 30, 2006 and 2005, respectively, and 77.1% and 78.3% of our sales for the nine months ended September 30, 2006 and 2005, respectively. We expect international sales, and sales to Asian customers in particular, to continue to account for a large portion of our net revenues.

Net product sales for the third quarter of 2006 were divided 62.2% to distributors and 37.8% to OEMs and power supply merchants, compared to 61.3% to distributors and 38.7% to OEMs and power supply merchants for the third quarter of 2005. For the nine months ended September 30, 2006, net product sales were divided 63.3% to distributors and 36.7% to OEMs and power supply merchants, compared to 60.0% to distributors and 40.0% to OEMs and power supply merchants for the same period in 2005. In the three months ended September 30, 2006, one customer, a distributor, accounted for approximately 25.5% of our net revenues. In the three months ended September 30, 2005, the same distributor and one other distributor accounted for approximately 19.3% and 18.1% of our net revenues, respectively. No other customers accounted for 10% or more of our net revenues in that period. For the nine months ended September 30, 2006, sales to one distributor accounted for approximately 21.2% of our net revenues, the same distributor and one other distributor accounted for approximately 19.6% and 17.5% of our net revenues, respectively, for the nine months ended September 30, 2005. No other customers accounted for 10% or more of our net revenues in those periods.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our foundries MEI, OKI Electric Industry Co., Ltd., or OKI, and ZMD Analog Mixed Signal Services GmbH & Co. KG, or ZFOUNDRY, a wholly-owned subsidiary of X-FAB Semiconductor Foundries AG (as of March 2007), as well as the assembly and packaging of our products by sub-

contractors, internal labor and overhead costs associated with the testing of both wafers and packaged components, and testing of packaged components by sub-contractors. Gross profit was $24.0 million, or 54.2% of net revenues, for the three months ended September 30, 2006, compared to $18.1 million, or 49.4% of net revenues, for the three months ended September 30, 2005. Gross profit for the nine months ended September 30, 2006 was $66.5 million, or 54.9% of net revenues, compared to $51.2 million, or 48.7% of net revenues for the same period in 2005.

The increase in our gross profit margin for the three and nine months ended September 30, 2006 was driven primarily by reductions in product costs, caused partly by the increased use of overseas subcontractors for the testing of our ICs. In addition, the increase in our gross profit margin for the nine months ended September 30, 2006, was partially due to the above-mentioned ship-and-debit recovery and claims with two of our distributors, which increased our revenue and gross profit by $2.7 million. These increases were partially offset by higher stock-based compensation expenses, reflecting the implementation of SFAS 123R. Stock-based compensation expenses included in cost of revenues totaled $0.4 million and $0.9 million for the three and nine months ended September 30, 2006, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2005, respectively, as recorded under APB 25.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses (including stock-based compensation), expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the third quarter of 2006 were $6.3 million, or 14.3% of net revenues, compared to $4.3 million or 11.7% of net revenues in the same period in 2005. Research and development expenses for the nine months ended September 30, 2006 were $18.2 million, or 15.0% of net revenues, compared to $12.8 million or 12.1% of net revenues in the same period a year prior. The increase in both the three and nine month periods was driven primarily by higher stock-based compensation expenses reflecting the implementation of SFAS 123R in the first quarter of 2006. Stock-based compensation expenses totaled $1.0 million and $3.3 million for the three and nine months ended September 30, 2006, compared to $0.2 million and $0.7 million in the same periods in 2005. In addition, we incurred increased payroll and related expenses for the three and nine months ended September 30, 2006 when compared to the same periods in 2005, primarily as a result of increased headcount. Research and development expenses also increased in the three and nine months ended September 30, 2006 by approximately $0.4 million, as a result of the cancellation of a previously capitalized software project, and the subsequent write-off of capitalized project costs. We expect research and development expenses to increase in absolute dollars in future periods, but these expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation), commissions to sales representatives, facilities expenses including expenses associated with our regional sales offices and support offices, and field application engineering costs. Sales and marketing expenses were $6.3 million, or 14.3% of net revenues, for the third quarter of 2006, compared to $4.6 million, or 12.5% of net revenues for the same period in 2005. Sales and marketing expenses for the nine months ended September 30, 2006 were $19.1 million, or 15.7% of net revenues, compared to $13.2 million, or 12.6% of net revenues for the same period in 2005. The increase in sales and marketing expenses was due primarily to higher stock-based compensation expenses reflecting the implementation of SFAS 123R, which began in the first quarter of 2006. Stock-based compensation expenses totaled $1.3 million and $4.3 million for the three and nine months ended September 30, 2006, compared to $0.2 million and $0.5 million in the same periods in 2005. In addition, we incurred increased payroll and related expenses for the three and nine months ended September 30, 2006 compared to the same periods in 2005, primarily as a result of increased headcount. We expect sales and marketing expenses to continue to increase in absolute dollars in future periods, but these expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses (including stock-based compensation) for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and fees for audit and tax services. For the quarter ended September 30, 2006, general and administrative expenses were $10.2 million, or 23.0% of net revenues, compared to $4.2 million, or 11.6% of net revenues, in the same period in 2005. For the nine months ended September 30, 2006, general and administrative expenses were $26.7 million, or 22.1% of net revenues, compared to $10.5 million, or 10.0% of net revenues, in the same period in 2005. The increases for both the three and nine month periods were driven primarily by higher professional fees associated with an internal investigation of our practices for granting and accounting for stock options, and the related restatement of our financial statements, as described in note 3 in our notes to condensed consolidated financial statements. These expenses totaled $4.7 million and $10.7 million for the three and nine month periods ended September 30, 2006. The increases were also driven by higher stock-based compensation expenses, which totaled $1.0 million and $3.3 million for the three and nine months ended September 30, 2006 compared to $0.2 million and $0.7 million for the same periods in 2005. Expenses related to patent litigation also contributed to the increases in the nine months ended September 30, 2006; these expenses totaled $5.5 million, compared to $3.1 million for the same period in 2005. We expect our general and administrative expenses to remain throughout 2006 at a significantly higher percentage of our net revenues than has historically been the case.

Other income, net. Other income, net, for the third quarter of 2006 was $1.6 million compared to $0.9 million for the same period in 2005. For the nine months ended September 30, 2006, other income, net, was $4.4 million compared to $2.4 million for the same period in 2005. Other income consists primarily of interest income earned on short-term and long-term investments. The increase in other income is attributed to higher interest rates year-over-year.

Provision (benefit) for income taxes. Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes was $0.1 million for the quarter ended September 30, 2006, compared to $0.6 million for the quarter ended September 30, 2005. The provision for income taxes was $0.5 million for the nine months ended September 30, 2006 compared to $2.7 million for the same period in 2005. Our estimated effective tax rate for the three and nine months ended September 30, 2006 was approximately 4% and 8%, respectively. The difference between the expected statutory rate of 35% and our effective tax rates for the three and nine months ended September 30, 2006 was due primarily to international sales which are subject to lower tax rates, lower taxable income recorded in higher tax rate jurisdictions caused by increased expenses incurred in connection with our previously announced investigation into our historical stock option practices and the resulting restatements of our prior financial statements, and the favorable effects of research and development tax credits, partially offset by permanent differences related to SFAS 123R stock option expense for foreign employees. The difference between the expected federal statutory rate of 35% and the Company’s effective tax rates for the three and nine month periods ended September 30, 2005, was primarily due to the beneficial impact of international sales subject to lower tax rates and research and development credits. Our estimate of our annual effective income tax rate for 2006 may change in the future.

Liquidity and Capital Resources

As of September 30, 2006, we had $128.4 million in cash, cash equivalents and short-term and long-term investments, a decrease of approximately $2.1 million from December 31, 2005. In addition, under a revolving line of credit with Union Bank of California, which expired on October 1, 2006, we could borrow up to $10.0 million. We used a portion of the credit line to cover advances for commercial letters of credit and standby letters of credit, which we provide to MEI prior to the shipment of wafers to us, and also to our workers compensation insurance carrier as part of our insurance program. As of September 30, 2006, there were outstanding letters of credit totaling approximately $1.2 million. The balance of this credit line was unused and available as of September 30, 2006. On October 26, 2006, we entered into a security agreement with Union Bank of California, whereby we agreed to maintain $1.3 million in an interest bearing certificate of deposit with the bank. The purpose of this agreement is to secure commercial letters of credit and standby letters of credit up to the deposit amount. This agreement remains in effect until cancellation of our letters of credit.

As of September 30, 2006, we had working capital, defined as current assets less current liabilities, of approximately $127.5 million, a decrease of approximately $5.3 million from December 31, 2005. The decrease in working capital was the result of an increase in accounts payable due primarily to the timing of payments to our wafer foundries, an increase in accrued liabilities due to the timing of service fee payments related to our special investigation, restatement and patent litigation, and an increase in deferred income on sales to distributors as a result of higher distributor inventory. The decrease was partially offset by an increase in inventory, consistent with an expected increase in our revenues, as well as an increase in prepaid expenses, due primarily to prepayments to one of our foundries, in order to secure raw materials.

Our operating activities generated cash of $22.7 million and $22.3 million in the nine months ended September 30, 2006 and 2005, respectively, an increase of approximately $0.4 million. The increase in cash flow from operations was the result of various offsetting factors, explained as follows: in the first nine months of 2006, adjustments to reconcile our net income of $6.4 million to cash flows from operating activities consisted primarily of depreciation and amortization of $5.2 million and stock-based compensation expense of $11.8 million. In the first nine months of 2006, cash flows resulting from changes in operating assets and liabilities consisted primarily of an increase in accounts payable of approximately $4.9 million, due primarily to the timing of payments to our wafer foundries, an increase in taxes payable and accrued liabilities of $5.8 million due to the timing of service fee payments related to our special investigation and restatement, and an increase of $1.9 million in deferred income on sales to distributors as a result of higher distributor inventory. This increase was partially offset by an increase in our inventory of $8.6 million, consistent with an increase in our sales, an increase in prepaid expenses of $2.9 million due primarily to prepayments to one of our foundries in order to secure raw materials, and an increase in accounts receivable of $1.6 million as a result of higher revenue in the third quarter of 2006 compared to the fourth quarter of 2005. Cash generated in the first nine months of 2005 was principally the result of net income in the amount of $14.4 million, depreciation and amortization of $4.7 million, and a decrease in inventory of $3.2 million, and stock-based compensation expense of $2.3 million, partially offset by an increase in accounts receivable of $2.4 million and a decrease in accounts payable of $1.9 million.

Our investing activities in the nine months ended September 30, 2006 consisted of a $17.2 million net use of cash. Our investing activities consisted of net purchases of $6.2 million of held-to-maturity investments, purchases of property and equipment of $7.9 million, and the acquisition of a technology license from our foundry OKI, for $3.0 million, to be utilized in the production of our products. The acquired license from OKI, and other licenses and patent rights are reported net of accumulated amortization on the Company’s condensed consolidated balance sheet. We amortize the cost of intangible assets (licenses and patents) over the term of the acquired license or patent rights, which ranges from five to twelve years. Our investing activities for the nine months ended September 30, 2005 consisted of a $9.2 million net use of cash, which was driven primarily by the issuance of a $10.0 million promissory note to a supplier, purchases of property and equipment totaling $2.6 million and the acquisition of technology for $1.1 million. These uses of cash were offset in part by net proceeds of $4.5 million from short-term and long-term investments.

Our financing activities for the nine months ended September 30, 2006 consisted primarily of the use of $19.6 million of cash, including fees, for the repurchase of approximately 1.1 million shares of our common stock, and net proceeds of $5.6 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan. Our financing activities for the nine months ended September 30, 2005 included the use of $28.3 million for the repurchase of approximately 1.4 million shares of our common stock, offset by net proceeds from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan of $7.0 million.

On October 19, 2005, we announced that our board of directors had authorized the repurchase of up to $25 million of our common stock. From inception of the stock repurchase program in October 2005 through June 30, 2006, we had repurchased 1.3 million shares for approximately $25 million, the total amount authorized by the Company’s board of directors. There were no shares repurchased in the quarter ended September 30, 2006.

There has not been a material change in our contractual commitments from those described in our 2005 Annual Report on Form 10-K.

During the first nine months of 2006, a significant portion of our cash flow was generated by our operations. If our operating results were to deteriorate as a result of a decrease in customer demand for our products, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not hold any instruments for trading purposes. At September 30, 2006 and December 31, 2005, we held primarily cash equivalents and short-term investments, with maturity dates of less than twelve months, and fixed interest rates.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this report, September 30, 2006. Disclosure controls and procedures under the Exchange Act mean the controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed by Power Integrations in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Power Integrations in the reports that it files or submits under the Exchange Act is accumulated and communicated to Power Integrations’ management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective as a result of three material weaknesses that existed in our internal control over financial reporting and because on that date, we expected to miss the timely filing of this Quarterly Report on Form 10-Q. The three material weaknesses, which are described in more detail in the following section, are related to accounting for stock option grants, income tax accounting and the application of generally accepted accounting principles material to non-routine transactions.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of September 30, 2006. Three material weaknesses, as described in the following paragraphs, existed in our internal control over financial reporting, and therefore our internal control over financial reporting was not operating effectively as of September 30, 2006. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Control Activities Related to Accounting for Stock Option Grants

As of September 30, 2006, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of SFAS No. 123(R), which replaced APB 25 effective January 1, 2006.

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

As of September 30, 2006, these material weaknesses had not been remediated. Therefore, we did not have sufficient controls in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of APB 25 and SFAS No. 123(R), which replaced APB 25 in 2006.

Control Activities Relating to Income Tax Accounting

As of September 30, 2006, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the accounting and review of our income taxes payable, deferred income tax assets and liabilities, and the related tax provision.

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

Control Activities Relating to the Application of Generally Accepted Accounting Principles to Material, Non-Routine Transactions

As of September 30, 2006, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of generally accepted accounting principles to material, non-routine, non-systematic transactions.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to the date on this Form 10-Q the following changes have occurred:

Changes Related to Stock Options

Subsequent to the date of this Form 10-Q, in response to the identification of the material weakness described above, we have taken the following corrective actions:

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 58%, of our net revenues for the nine months ended September 30, 2006. In April 2006, we terminated our relationship with a distributor that was one of our top two customers in 2005. We have replaced this relationship with other distribution relationships, and do not believe that the termination has had a material impact on our business. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. Royalty revenue was less than 1% of total net revenues for the nine months ended September 30, 2006 and less than 2% of total net revenues for the year ended December 31, 2005. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the North America account for, and have accounted for a large portion of our net revenues, including approximately 92% and 93% of our net revenues for the nine months ended September 30, 2006 and for the year ended December 31, 2005, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

On September 14, 2006, an employee of Power Integrations exercised options to purchase 8,822 shares of Power Integrations common stock for an aggregate exercise price of $0.68 per share. The exercise of the option was made in reliance on Rule 701 promulgated under the Securities Act of 1933, as amended, as the option was granted prior to the initial public offering of Power Integrations' common stock in reliance on Rule 701.

On October 19, 2005, the Company announced that its board of directors had authorized a second stock repurchase program of up to $25.0 million of the Company’s common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. For the nine months ended September 30, 2006 the Company purchased approximately 1.1 million shares of its common stock for approximately $19.6 million. From inception of the Company’s second stock repurchase plan, to September 30, 2006, the Company repurchased approximately 1.3 million shares for a total of approximately $25.0 million, concluding this repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.32	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Alan Bickell.(1)

10.33	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Nicholas Brathwaite.(1)

10.34	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Scott Brown.(1)

10.35	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell.(1)

10.36	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite.(1)

10.37	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Scott Brown.(1)

10.38	2006 Bonuses to Executive Officers (2)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

(1)	Incorporated by reference to the like-described exhibit filed with the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2007.
(2)	Incorporated by reference to the disclosure set forth in the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2007.
*	Indicates a management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC, and are not to be incorporated by reference into an filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Date: July 31, 2007	By:	/s/ RAFAEL TORRES
Rafael Torres
Chief Financial Officer (Principal Financial and Accounting Officer)