Form 10-K
period 2006-12-31
POWER INTEGRATIONS INC
filed 2007-08-08
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23441

POWER INTEGRATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5245 Hellyer Avenue, San Jose, California	95138-1002
(Address of principal executive offices)	(Zip code)

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

The aggregate market value of registrant’s voting and non-voting common stock held by non affiliates of registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $333,759,321, based upon the closing sale price of the common stock as reported on The NASDAQ Stock Market, now The NASDAQ Global Market. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of June 30, 2007: 28,682,475.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of words such as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; and our limited financial resources. We make these forward looking statements based upon information available on the date of this Form 10-K, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I — “Risk Factors,” Item 7 of Part II —“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

PART I

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, and PI Expert are trademarks of Power Integrations, Inc.

Item 1. Business

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, commonly referred to as ICs. Our ICs are used in electronic power supplies, also known as switched-mode power supplies or switchers. Power supplies convert electricity from a high-voltage source, such as a wall socket, to the type of power needed by a given electronic device, such as a cell phone or a computer. This conversion entails, among other functions, reducing the voltage and, when necessary, converting alternating current to direct current, referred to as AC-DC conversion. Switched-mode power supplies perform these functions using an array of electronic components, often including ICs such as ours. The vast majority of our ICs are used in AC-DC switchers, although we also target certain high-voltage DC-DC applications such as power over Ethernet, or PoE. Our focus is on applications that are sensitive to size, portability, energy efficiency and time-to-market, which are the primary benefits that our ICs provide. We generally target power-supply applications in the following markets:

*	the communications market;

*	the consumer market;

*	the computer market; and

*	the industrial electronics markets.

We believe our patented TOPSwitch ICs, introduced in 1994, were the first highly integrated power conversion ICs to achieve widespread market acceptance. Since the introduction of TOPSwitch, we have introduced a number of other families of ICs that further improve upon the functionality and cost-effectiveness of TOPSwitch, and enable us to address a wider range of AC-DC applications. In June 2002, we further expanded our addressable market with the introduction of DPA-Switch, a highly integrated high-voltage DC-DC power conversion IC designed for use in distributed power architectures and PoE systems. With our current portfolio of products we can address applications requiring up to 290 watts of power in AC-DC applications, and up to 100 watts of power in DC-DC applications. Since introducing TOPSwitch in 1994, we have shipped approximately 1.7 billion ICs.

Industry Background

Virtually every electronic device that plugs into a wall socket requires a power supply to convert the high-voltage alternating current provided by electric utilities into the low-voltage direct current required by most electronic devices. A power supply may be located inside a device, such as a DVD player or desktop computer, or it may be outside the device as in the case of a cell phone charger or an adapter for a cordless phone.

Until approximately 1970, virtually all AC-DC power supplies were in the form of linear transformers. These devices, consisting primarily of copper wire wound around an iron core, tend to be bulky and heavy, and typically waste a substantial amount of electricity. In the 1970s, the invention of high-voltage discrete semiconductors enabled the development of a new generation of power supplies known as switched-mode power supplies, or switchers. These switchers generally came to be a cost-effective alternative to linear transformers in applications requiring more than about three watts of power.

In addition to their cost advantages in higher-power applications, switchers are generally smaller, lighter-weight and more energy-efficient than linear transformers. However, switchers designed with discrete components are highly complex, containing numerous components and requiring a high level of analog design expertise. Further, discrete switchers can be relatively costly and difficult to manufacture due to their complexity and high component count. These drawbacks tend to result in time-to-market and development risks for new products. Also, some discrete switchers lack inherent safety and energy-efficiency features; adding these features may further increase the component count and complexity of the power supply.

Early attempts to replace discrete switchers with IC-based switchers did not achieve widespread acceptance in the marketplace because these integrated switchers were not cost-effective. We addressed this opportunity in 1994 with TOPSwitch, the industry’s first cost-effective high-voltage IC for power conversion.

Our Highly Integrated Solution

Our patented ICs integrate onto a single chip many of the functions otherwise performed by numerous discrete electronic components. In particular, our ICs combine a high-voltage power transistor, or MOSFET, with low-voltage control circuitry. Because of this integration, our ICs enable power supplies to have superior features and functionality at a total cost equal to or lower than that of discrete switchers and linear transformers. Our products offer the following key benefits to power supplies:

•	Fewer Components, Reduced Size and Enhanced Functionality

Our highly integrated ICs, used in combination with our patented power-supply design techniques, enable the design and production of switchers that use up to 70% fewer components compared to discrete switchers. For example, our ICs provide safety and reliability features such as thermal and short-circuit protection, while discrete switchers must include additional components, and therefore incur additional cost, to provide these functions. Switchers that incorporate our ICs are also smaller, lighter, and more portable than comparable power supplies built with linear transformers, which are still commonly used in many low-power applications.

•	Improved Efficiency

Our patented EcoSmart technology, included in all of our ICs introduced since 1998, improves the energy efficiency of electronic devices during both normal operation and standby modes. This technology enables manufacturers to cost-effectively meet the growing demand for energy-efficient products, and to comply with increasingly stringent energy-efficiency requirements.

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

Energy Efficiency

Linear transformers and many discrete switchers draw significantly more electricity than the amount needed by the devices they power. As a result, billions of dollars worth of electricity is wasted each year, and millions of tons of greenhouse gases are unnecessarily produced. Energy waste occurs during both normal operations of a device and in so-called “standby” mode, when the device is performing little or no useful function. For example, computers and printers waste energy while in standby or “sleep” mode. TVs and DVD players that are turned off by remote control consume energy while awaiting a remote control signal to turn them back on. A cell phone charger left plugged into a wall outlet continues to draw electricity even when not connected to the phone. Many typical household appliances, such as microwave ovens, dishwashers and washing machines, consume power when not in use. One study has estimated that standby power alone amounted to as much as ten percent of residential energy consumption in Organization for Economic Co-operation and Development, or OECD, countries.

Lighting is another major source of energy waste. Only about five percent of the energy consumed by traditional incandescent light bulbs is converted to light, while the remainder is wasted as heat. The Alliance to Save Energy estimates that a conversion to efficient lighting technologies such as compact fluorescent bulbs and light-emitting diodes, or LEDs, could save as much as $18 billion worth of electricity and 158 million tons of carbon dioxide emissions per year in the U.S. alone.

As concerns about the environmental impact of carbon emissions continue to mount, policymakers are taking action to promote energy efficiency. For example, the Energy Star program and the European Union Code of Conduct encourage manufacturers of electronic devices such as home appliances, DVD players, computers and TVs to comply with energy-efficiency standards. The California Energy Commission has introduced mandatory efficiency standards for external power supplies, scheduled to take effect in 2007; similar standards have been adopted in several other U.S. states as well as Europe, China and Australia. In 2001, President Bush issued an executive order requiring that electronic products purchased by the Federal government consume less than one watt in standby mode. Numerous other countries around the world have also instituted energy-efficiency standards affecting a wide range of electronic devices. Meanwhile, the government of Australia has announced its intention to eliminate incandescent light bulbs over the next several years, while California has mandated the use of efficient lighting in new residential construction beginning in 2005.

Our EcoSmart technology, included in all of our ICs introduced since 1998, dramatically improves the efficiency of electronic devices, reducing waste in both operating and standby modes. We believe that this technology allows manufacturers to meet all current and proposed worldwide energy-efficiency regulations for electronic products. Our ICs can also be utilized in power conversion circuitry, or ballasts, for LED lighting, an emerging application for our technology. We estimate that our technology has saved more than $2.2 billion in electricity costs worldwide since 1998.

Products

Below is a brief description of our products:

*	TOPSwitch

TOPSwitch, our first commercially successful product, was introduced in 1994. We introduced the TOPSwitch-II family of products in 1997. The key benefits that the TOPSwitch family of products has brought to power supplies, compared to discrete switchers, are fewer components, reduced size, enhanced functionality and lower cost in many applications. Our TOPSwitch products integrate a pulse width modulation, or PWM, controller, a high-voltage MOSFET and a number of other electronic components.

In March 2000 we introduced the TOPSwitch-FX family of products, and in November 2000 we introduced the TOPSwitch-GX family of products. These product families incorporate the features offered in earlier TOPSwitch products as well as new features through additional user-configurable pins, which allow a higher level of design flexibility. TOPSwitch-GX utilizes our second-generation silicon technology, which enables devices that are more cost-effective than previous generations. Applications for TOPSwitch-FX and TOPSwitch-GX include set-top boxes, DVD players, desktop computers, LCD monitors, and printers. TOPSwitch-GX can be used in applications requiring up to 290 watts of power.

*	TinySwitch

We introduced the TinySwitch family of products in September 1998. We designed the TinySwitch topology to address applications below 10 watts. TinySwitch was the first family of ICs to incorporate our EcoSmart technology. In March 2001 we introduced the TinySwitch-II family of products, which maintained the simplicity of the previous TinySwitch line while providing additional features that enable lower system cost. TinySwitch-II utilizes the same second-generation silicon technology found in TOPSwitch-GX. Applications for TinySwitch-II include adapters for portable equipment such as cell phones, PDAs, digital cameras, computer peripherals, and power tools, as well as power supplies found in PCs, audio/video equipment, home appliances and many other applications.

In February 2006 we introduced the third generation of the TinySwitch line, TinySwitch-III. The TinySwitch-III family of products addresses power levels up to 28 watts. TinySwitch-III further improves upon the cost-effectiveness of previous generations, and includes new features that further enhance design flexibility and energy efficiency.

In March 2006 we introduced PeakSwitch, an extension of the TinySwitch family of products targeted at applications requiring a high peak-to-average power ratio, including printers and audio amplifiers. PeakSwitch supplies momentary bursts of peak power by automatically increasing the switching frequency of the IC’s integrated MOSFET for several milliseconds before returning to continuous-mode operation. This approach allows the use of transformers, capacitors and other components sized for the power supply’s average continuous power rather than its peak power level.

*	LinkSwitch

We introduced the LinkSwitch family of products in September 2002. The LinkSwitch family of products includes the LinkSwitch-TN, LinkSwitch-XT and LinkSwitch-LP family extensions. Deriving its name from the phrase “linear-killer switch,” LinkSwitch is the industry’s first highly integrated high-voltage power conversion IC designed specifically to displace low-power, 4 watts or less, linear transformers. Applications for LinkSwitch include low-power adapters and chargers for personal electronics such as cell phones, cordless phones, digital cameras, and MP3 players. LinkSwitch is also used in numerous consumer and industrial applications.

*	DPA-Switch

The DPA-Switch family of products, introduced in June 2002, is the first monolithic high-voltage power-conversion IC designed specifically for use in DC-DC converters and distributed power architectures. It is capable of supplying output power levels of up to 100 watts. DPA-Switch allows designers to eliminate up to 50 external components from the design of a typical discrete DC-DC converter, resulting in a shorter design cycle, smaller board size and higher reliability. Applications include Power-over-Ethernet powered devices such as voice-over-IP phones and security cameras, as well as network hubs, line cards, servers, digital PBX phones, DC-DC converter modules and industrial controls.

Revenue mix by product family for the years ended December 31, 2006, 2005 and 2004 was approximately as follows:

	Years Ended December 31,
Product Family	2006	2005	2004
TinySwitch	53%	57%	54%
TOPSwitch	36%	38%	43%
LinkSwitch	9%	5%	3%
DPA-Switch	2%	—	—

Markets and Customers

Our strategy is to target markets that can benefit the most from our highly integrated power conversion ICs. The following chart shows the primary applications of our products in power supplies in several major market categories.

Market Category	Primary Applications
• Communications	Cell phone chargers, cordless phones, broadband modems, Power-over-Ethernet devices including voice-over-IP phones, other network and telecom gear

• Consumer	Set-top boxes for cable and satellite services, digital cameras, DVD players, LCD TVs, major appliances, personal care and small appliances, audio amplifiers

• Computer	Standby power for desktop PCs and servers, LCD monitors, multimedia audio, printers, removable media, LCD projectors, PDAs

• Industrial Electronics	Industrial controls, utility meters, motor controls, uninterruptible power supplies, emergency lighting, LED lighting

Revenue by our end market categories for 2006 was approximately 32 percent consumer, 28 percent communications, 19 percent computer, 15 percent industrial electronics and 6 percent other markets.

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors. We have sales offices in California, Georgia and Illinois, as well as in England, France, Germany, Italy, India, China, Japan, Korea, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 37%, 40% and 44% of our net product revenues for 2006, 2005 and 2004, respectively, while sales through distributors accounted for approximately 63%, 60% and 56% for 2006, 2005 and 2004, respectively. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and sales representatives and distributors can discontinue marketing any of our products at any time.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 58%, 69% and 71% of our net revenues for 2006, 2005 and 2004, respectively. For 2006, Avnet accounted for 23% of our net revenues. In 2005, two customers, both of which were distributors of our products, accounted for more than 10% of net revenues. For 2005, Memec Electronic Components, now Avnet, and Synnex Technologies accounted for 19% and 18% of our net revenues, respectively. In 2004, Memec, now Avnet, and Synnex Technologies each accounted for 19% of our net revenues. In April 2006, we terminated our distributor relationship with Synnex Technologies. We have replaced this relationship with other distribution relationships, and therefore we do not believe that the termination has had or will have a material impact on our business. No other customers accounted for more than 10% of net revenues during 2006, 2005 and 2004. In each calendar year 2006, 2005 and 2004, sales to customers in the United States accounted for approximately 6% of our net revenues. See Note 2, “Summary of Significant Accounting Policies,” in our notes to consolidated financial statements regarding sales to customers located in foreign countries, and for data regarding long-lived assets in the U.S. and in foreign countries. See our consolidated financial statements regarding total revenues.

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

In 2006, 2005 and 2004, we incurred costs of $24.4 million, $17.1 million and $15.4 million, respectively, on research and development efforts, including expenses related to stock-based compensation, see Note 5, “Stockholders’ Equity,” in our notes to consolidated financial statements. We expect to continue to invest significant funds in research and development activities.

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. As of June 13, 2007, we held 184 U.S. patents and had generally filed for or received foreign patent protection on these patents resulting in 83 foreign patents. The U.S. patents have expiration dates ranging from 2009 to 2026. We also hold trademarks in the U.S. and various other countries including Taiwan, Korea, Hong Kong, China, Europe, and Japan.

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

The Technology License Agreement with Matsushita expired in June 2005 and has not been renewed. As a result, Matsushita’s right to use our technology does not include technology developed after June 2005. Matsushita may continue to sell products based on technology covered by the license agreement prior to its expiration, and will continue to pay us royalties on the sale of these products through June 2009. Matsushita may sell products based on technology covered by the Technology License Agreement without payment of royalties after June 2009.

Manufacturing

To manufacture our wafers, we contract with Matsushita, OKI Electric Industry, or OKI, and ZFoundry, more specifically known as ZMD Analog Mixed Signal Services GmbH & Co. KG, a wholly owned subsidiary of X-FAB Semiconductor Foundries AG. These contractors manufacture our wafers at foundries located in Japan and Germany. Our products are assembled and packaged by independent subcontractors in China, Malaysia, Thailand and the Philippines. We perform testing at our facility in San Jose, California, and through our packaging subcontractors in Asia. Our fabless manufacturing model enables us to focus on our engineering and design strengths, minimize fixed costs on capital expenditures and still have access to high-volume manufacturing capacity. Our products do not require leading-edge process geometries for them to be cost-effective, and thus we can use our foundries’ older, low-cost facilities for wafer manufacturing. However, because of our highly sensitive process, we must interact closely with our foundries to achieve satisfactory yields. Although we generally utilize standard IC packages for assembly, some materials and aspects of assembly are specific to our products. We require our assembly manufacturers to use a high-voltage molding compound which is more difficult to process than industry standard molding compounds. Until recently, this molding compound was procured from only one supplier. In December 2006, another high-voltage mold compound from a different supplier was qualified for use in manufacturing our products, allowing our manufacturers to source material from both suppliers. We will continue to investigate the use of alternative high-voltage molding compounds so that our assembly manufacturers have competitive sources of material. We will remain heavily involved with our contractors on an active engineering basis to maintain and improve our manufacturing processes.

Our wafer supply agreements with Matsushita, OKI, and ZFoundry expire in June 2010, April 2008, and December 2009, respectively. Under the terms of our agreement with Matsushita, we establish, by mutual agreement, minimum production capacity to be made available by Matsushita for the production of our wafers, and we supply Matsushita with monthly orders and rolling six-month forecasts on a monthly basis. We also establish pricing by good faith arrangements, subject to our right to most-favored pricing. Under the terms of the OKI agreement, OKI has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by OKI and us. Our agreements with both Matsushita and OKI provide for the purchase of wafers in Japanese yen. Both agreements allow for mutual sharing of the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the ZFoundry agreement, ZFoundry has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by ZFoundry and us. The agreement with ZFoundry also requires us to supply ZFoundry with rolling six-month forecasts on a monthly basis. Our purchases of wafers from ZFoundry are denominated in U.S. dollars.

Although certain aspects of our relationships with Matsushita, OKI, and ZFoundry are reflected in provisions of a binding contract, some important aspects of these relationships are not written in a binding contract and depend on the suppliers’ continued cooperation. We cannot assure that we will continue to work successfully with Matsushita, OKI, or ZFoundry in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that any of them will not seek an early termination of their wafer supply agreement with us. Our operating results would suffer in the event of a supply disruption with OKI, Matsushita, or ZFoundry and if we were unable to quickly qualify alternative manufacturing sources for existing or new products or if these sources were unable to produce wafers with acceptable manufacturing yields.

We typically receive shipments from our foundries approximately four to six weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers from Matsushita, OKI and ZFoundry four to six weeks before the desired ship date to our customers. As a result of these factors and the fact that customers’ orders can be made with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. We carry a substantial amount of wafer and finished goods inventory to help offset these factors to better serve our markets and meet customer demand.

Competition

Competing alternatives to our high-voltage ICs include other integrated and hybrid, i.e., single-package products from companies such as Fairchild Semiconductor, STMicroelectronics, Infineon, ON Semiconductor and Sanken Electric Company, as well as discrete components such as PWM controllers and high-voltage bipolar transistors and MOSFETs, produced by a large number of vendors. For some applications, line-frequency transformers are also a competing alternative to designs utilizing our ICs.

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

In addition to enabling a lower component count, we also compete on the basis of product functionality such as safety features and energy-efficiency features, and on the basis of the technical support we provide to our customers. This support includes hands-on design assistance as well as a range of design tools and documentation such as software and reference designs. We also believe that our record of product quality and history of delivering products to our customers on a timely basis serve as additional competitive advantages.

On June 14, 2007, we announced the filing of a patent-infringement suit against one of our competitors, BCD Semiconductor Manufacturing Company Limited, a Chinese semiconductor company, and its U.S. affiliate, BCD Semiconductor Corporation, which we refer collectively to as BCD. The suit alleges that certain chips produced by BCD infringe upon certain of our patents. We are seeking damages as well as an injunction against the infringing products. We are facing competition from a new charger design which incorporates what we believe are infringing BCD parts. The new charger has recently gone into production, and has displaced some of our business. We intend to vigorously defend our intellectual property and prosecute aggressively our case against BCD.

Warranty

We generally warrant that our products will substantially conform to the published specifications for 12 months from the date of shipment. Under the terms of our purchase orders, our liability is limited generally to either a credit equal to the purchase price or replacement of the defective part.

Employees

As of December 31, 2006, we employed 354 full time personnel, consisting of 95 in manufacturing, 90 in research and development, 140 in sales, marketing and applications support, and 29 in finance and administration.

Investor Information

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing this material electronically or otherwise furnishing it to the SEC. You may obtain a free copy of these reports in the “investor info” section of our website, www.powerint.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. The reports filed with the SEC are also available at www.sec.gov.

Our corporate governance guidelines, the charters of our board committees, and our code of business conduct and ethics, including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers, are available in the corporate governance section of our website at www.powerint.com. These items are also available in print to any stockholder who requests them by calling (408) 414-9200.

Executive Officers of the Registrant

As of July 25, 2007, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President and Chief Executive Officer	53
Douglas Bailey	Vice President, Marketing	40
Derek Bell	Vice President, Engineering	64
Bruce Renouard	Vice President, Worldwide Sales	46
John Tomlin	Vice President, Operations	59
Rafael Torres	Vice President, Finance and Administration, Chief Financial Officer and Secretary	39
Clifford J. Walker	Vice President, Corporate Development	56

Balu Balakrishnan has served as president and chief executive officer and as a director of Power Integrations since January 2002. He served as president and chief operating officer from April 2001 to January 2002. From January 2000 to April 2001, he was vice president of engineering and strategic marketing. From September 1997 to January 2000, he was vice president of engineering and new business development. From September 1994 to September 1997, Mr. Balakrishnan served as vice president of engineering and marketing. Prior to joining Power Integrations in 1989, Mr. Balakrishnan was employed by National Semiconductor Corporation.

Douglas Bailey has served as our vice president of marketing since November 2004. From March 2001 to April 2004, he served as vice president of marketing at ChipX, a structured ASIC company. His earlier experience includes business management and marketing consultant for Sapiential Prime, Inc., director of sales and business unit manager for 8x8, Inc., application engineering management for IIT, Inc. and design engineering roles with LSI Logic, Inmos, Ltd. and Marconi.

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

Rafael Torres became our vice president, finance and administration, chief financial officer and secretary on July 19, 2006. From November 2000 to July 2006, Mr. Torres served as chief financial officer of PLX Technology, Inc., a leading supplier of PCI Express and other standard input/output interconnect silicon for the communications, server, storage, embedded-control and consumer industries. From May 1999 to November 2000, he held a senior management position at PLX Technology, Inc. Prior to joining PLX, he served in financial management roles at OnCommand Corporation, a provider of on demand video services, and at Silicon Valley Group, a semiconductor equipment company. Mr. Torres is a Certified Public Accountant, and spent three years working in public accounting to obtain his certification.

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

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	expenses we are required to incur or choose to incur in connection with our litigation against Fairchild Semiconductor, System General Corporation, and BCD;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen;

•	the licensing of our intellectual property to one of our wafer foundries;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention of qualified personnel in a competitive market;

•	changes in environmental laws and regulations; and

•	earthquakes, terrorists’ acts or other disasters.

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top customer, that resells our products to OEMs and merchant power supply manufacturers, accounted for 23% and our top ten customers, including distributors, accounted for 58%, of our net revenues for 2006. In April 2006, we terminated our relationship with a distributor that was one of our top two customers in 2005. We have replaced this relationship with other distribution relationships, and do not believe that the termination has had a material impact on our business. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

If demand for our products declines in our major end markets, our net revenues will decrease. A limited number of applications of our products, such as cell phone chargers, standby power supplies for PCs, and power supplies for home appliances comprise a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been impacted by economic downturns in the past. Any economic slowdown in the end markets that we serve could cause a slowdown in demand for our ICs. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.

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

We are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of items, and if we are not successful in defending our position we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2002 and 2003, the IRS is asserting that we owe additional taxes relating to a number of items, the most significant of which is our research and development cost sharing arrangements with one of our subsidiaries. We disagree with the IRS’s position; however, if we are not successful in defending our position, we could be required to pay additional taxes, penalties and interest for 2002 and 2003, as well as for subsequent years that are not currently under audit. .Resolution of this matter could take considerable time, possibly years.

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

Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. Royalty revenue was less than 2% of total net revenues for the years ended December 31, 2006, 2005 and 2004. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the North and South America account for, and have accounted for a large portion of our net revenues, including approximately 93%, 93% and 92% of our net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. If our international sales, which we define as sales outside of North and South America, declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California in an 118,000 square foot facility. In addition to our facility in San Jose, we also lease sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our company for the foreseeable future.

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

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas. The complaint asserts that we infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against us but Fairchild and Intersil did not identify any specific products they believe infringe the patent. We believe that Fairchild and Intersil’s lawsuits are flawed because both Fairchild and Intersil lack standing to sue us and it is also duplicative of a portion of our suit against Fairchild in Delaware, and we therefore filed a motion addressing both issues. The Texas Court granted us motion to transfer the case to Delaware on March 6, 2007, and the case has been transferred to Delaware and assigned to Judge Farnan, the presiding judge in the Fairchild case discussed above. The Delaware Court had a status conference on August 2, 2007, and it scheduled a trial for September 8, 2008, but there have been no further developments in the case. We continue to believe Fairchild’s case should be dismissed for lack of standing, and the Court has scheduled a hearing on that issue for October 5, 2007. Regardless we do not expect Fairchild’s suit to have any impact on our lawsuit against Fairchild.

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

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of our board of directors relating to our historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. On August 3, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. Power Integrations’ response to the amended consolidated complaint is due on September 12, 2007.

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

On May 23, 2006, the U.S. Attorney’ s Office for the Northern District of California, or DOJ, issued a grand jury subpoena to us directing that we produce documents relating to the granting of stock options from 1995 through the present. On May 31, 2006, the staff of the Securities and Exchange Commission, or SEC, sent a letter to us directing us to take appropriate actions to preserve certain documents relating to our stock option practices. Since that time, the government made a number of requests for us to voluntarily produce documents relating to, among other things, our stock option practices. In addition, the government conducted voluntary interviews of certain current and former officers and employees. We have cooperated fully with the SEC and the DOJ and intend to continue to do so.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

As of the date of the filing of this Annual Report on Form 10-K, our common stock trades on the Pink Sheets under the symbol “POWI.PK.” Prior to August 2, 2006, and from October 30, 2006 to December 18, 2006, our common stock traded on The NASDAQ Global Market (formerly The NASDAQ National Market) under the symbol “POWI.” The following table shows the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated. For the periods in which our common stock was traded on the Pink Sheets, the prices below reflect high and low bid quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Price Range
Year Ended December 31, 2006	High	Low
Fourth quarter	$28.25	$18.28
Third quarter	$20.57	$13.71
Second quarter	$25.78	$15.00
First quarter	$28.27	$23.35

Year Ended December 31, 2005	High	Low
Fourth quarter	$24.82	$18.79
Third quarter	$24.10	$20.90
Second quarter	$24.76	$19.31
First quarter	$22.31	$16.47

On August 2, 2006, our common stock was suspended from trading on The NASDAQ Global Market for noncompliance with The NASDAQ listing requirements. From that date until October 30, 2006, the date the suspension of the trading of our common stock was lifted, our common stock was traded on the Pink Sheets under the symbol “POWI.PK”. On December 19, 2006, our common stock was again suspended from trading on The NASDAQ Global Market for noncompliance with The NASDAQ listing requirements, and currently is traded on the Pink Sheets under the symbol “POWI.PK”. Until we regain compliance with The NASDAQ listing requirements, we will not be able to reapply to have our common stock listed for trading on The NASDAQ Global Market.

As of June 15, 2007, there were approximately 78 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have not paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph (1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2001, through December 31, 2006, for (a) our common stock, (b) The NASDAQ Composite Index and (c) The NASDAQ Electronic Components Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2006 and 2005 and the consolidated statements of income data for the years ended December 31, 2006, 2005 and 2004 from our audited consolidated financial statements, and accompanying notes, in this Annual Report on Form 10-K. The consolidated statements of income data for each of the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Income:
Net revenues	$162,403	$143,071	$136,653	$125,682	$107,468
Cost of revenues	73,794	72,979	71,856	63,496	60,877

Gross profit	88,609	70,092	64,797	62,186	46,591

Operating expenses:
Research and development	24,415	17,111	15,440	20,107	16,764
Sales and marketing	25,712	18,314	16,070	17,166	16,849
General and administrative	34,648	15,665	7,969	10,868	10,153

Total operating expenses	84,775	51,090	39,479	48,141	43,766

Income from operations	3,834	19,002	25,318	14,045	2,825
Total other income	5,924	3,149	1,320	903	1,558

Income before provision for income taxes	9,758	22,151	26,638	14,948	4,383
Provision for income taxes	333	6,453	6,138	3,511	274

Net income	$9,425	$15,698	$20,500	$11,437	$4,109

Earnings per share:
Basic	$0.32	$0.53	$0.67	$0.39	$0.14

Diluted	$0.31	$0.51	$0.64	$0.36	$0.14

Shares used in per share calculation:
Basic	29,059	29,568	30,802	29,473	28,362

Diluted	30,819	30,843	32,229	31,488	29,340

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$127,443	$126,079	$108,645	$97,005	$109,400
Working capital	$133,627	$132,813	$127,424	$115,485	$118,648
Total assets	$260,859	$236,921	$241,016	$217,438	$169,525
Long-term liabilities and capitalized lease obligations, net of current portion	$—	$—	$—	$—	$766
Stockholders’ equity	$220,766	$209,359	$215,756	$194,554	$146,311

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A — “Risk Factors” and elsewhere in this report.

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

Our ICs are purchased primarily by merchant power supply manufacturers who sell power supplies to OEMs, and, in some cases, by OEMs who design and build their own power supplies. In 2006, approximately 63% of our sales to these end customers were made through distributors of electronic components. Power supplies may be designed with our monolithic ICs, which combine a high-voltage transistor with low-voltage control circuitry, or with a number of competing alternatives. These alternatives include other monolithic and hybrid ICs, PWM controller ICs paired with discrete transistors, and legacy technologies that do not utilize ICs, such as line-frequency transformers and self-oscillating switchers using discrete components.

Our sales process involves significant effort to convince our customers to design their power supplies using our ICs as components. Competition for these “design wins” at our end customers is intense, as the power-supply industry is extremely price-sensitive. We attempt to differentiate our offerings from competing alternatives through innovation aimed at helping our customers minimize the total cost of their power supplies while meeting the performance specifications demanded by their end customers. Much of this innovation is embodied in the features and functionality of our ICs, as well as in various power-supply design techniques developed by us for use by our customers. Further, we attempt to minimize the cost of producing our ICs through continuous improvement of our proprietary manufacturing process as well as other manufacturing efficiencies.

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

We believe that the increasing importance of energy-efficiency as a design criterion for power supplies could help accelerate the rate of adoption of our technology by the power-supply industry, and represents an important opportunity for us to increase the penetration rate of our products. This trend is predominantly the result of the emergence of energy-efficiency standards that encourage, or in some cases mandate, the design of more energy-efficient electronic products. Power supplies built with legacy technologies such as line-frequency transformers are often unable to meet these standards cost-effectively. Most notably, the California Energy Commission has introduced mandatory standards governing the energy efficiency of virtually all external power supplies; these standards became effective in 2007. Other U.S. states, as well as Australia, have adopted virtually identical mandatory standards scheduled to take effect in 2007 and 2008.

Our net revenues were $162.4 million, $143.1 million and $136.7 million in 2006, 2005 and 2004, respectively. The growth of revenue in each of these years primarily reflects the increased penetration of our products into our addressable market. However, we believe that our revenue growth in all three years was negatively impacted by unfair competition from products that we believe infringed several of our patents, and that in the absence of the infringing products, our revenues would have grown more rapidly in each of those years. We have taken action against these allegedly infringing products by undertaking litigation against two of our competitors, Fairchild Semiconductor and System General Corp., as described in Part I, Item 3 of this Annual Report. We have also brought an action alleging that products of another competitor, BCD Semiconductor Manufacturing Limited and its affiliates, infringe our patents, as described in Part I, Item 3 of this 2006 Form 10-K, and we believe that BCD’s sales of these infringing products have also negatively impacted our revenues to date in 2007.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 58%, 69% and 71% of our net revenues for 2006, 2005 and 2004, respectively. In 2006, our top customer accounted for 23% of our net revenues, and in 2005 and 2004, our top two customers collectively accounted for 37% and 38% of our net revenues, respectively. In 2006, 2005 and 2004, international sales (meaning sales outside of North and South America) comprised 93%, 93% and 92%, respectively, of our net revenues.

Our gross profit, defined as net revenues less cost of revenues, was $88.6 million, or 54.6% of net revenues, in 2006, compared to $70.1 million, or 49.0% of net revenues, in 2005 and $64.8 million, or 47.4% of net revenues, in 2004. Because our industry is intensely price-sensitive, our gross margin, which is gross profit divided by net revenues, is subject to change based on the relative pricing of solutions that compete with ours. Also, because we purchase a large percentage of our wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would result in a corresponding change in our gross margin of approximately one percentage point.

In recent years we have employed a number of tactics in an effort to maintain or, when possible, improve our gross margin. These include reducing the cost of producing our ICs through the implementation of more advanced manufacturing processes, the migration of our testing operations to offshore sub-contractors, and the negotiation of more favorable prices from our suppliers. We also seek to increase the value of our products to our customers through the inclusion of more advanced features and functionality. Finally, we have made an effort to market our products to smaller, less price-sensitive customers. Through this combination of methods, we have generally succeeded in improving our gross margin in the recent past. Our gross margin may fluctuate in 2007 depending on a variety of factors such as the intensity of competition, the cost of manufacturing our products, the mix of high and low volume orders comprising our revenue, and the exchange rate between the U.S. dollar and the Japanese yen.

Total operating expenses in 2006, 2005 and 2004 were $84.8 million, $51.1 million and $39.5 million, respectively. The increase in operating expenses in 2006 was driven primarily by the cost of the special investigation of our practices for granting stock options, and the related restatement of our historical financial statements. These expenses totaled approximately $13.7 million in 2006. Also contributing to the increase was the implementation of SFAS No. 123(R), which requires the recognition of expenses related to stock-based compensation. The increase in operating expenses in 2005 was driven largely by the cost of our patent litigation against Fairchild Semiconductor and System General Corp., by increases in headcount, and by higher stock-based compensation associated with certain stock option grants. For 2007, we expect our operating expenses to decrease compared to 2006 due primarily to the conclusion of the special investigation and the related restatement of our financial statements, and due to the expected reduced spending related to our ongoing patent litigation.

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

Our critical accounting policies are both important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. A brief description of these critical accounting policies is set forth below. For more information regarding our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in our notes to consolidated financial statements.

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to our international OEMs and merchant power supply manufacturers from our facility in California are “delivered at frontier,” commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. Beginning in December 2005, shipping terms to our international OEMs and merchant power supply manufacturers shipped from our facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to our customer upon shipment from our foreign warehouse. Shipments to North and South American OEMs and merchant power supply manufacturers are “FOB-point of origin,” meaning that revenue is recognized upon shipment, which is when title is passed to the customer.

Historically, between one-half and two-thirds of our total sales have been made to distributors pursuant to agreements that allow certain rights of return on our products held by these distributors. As a result, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their customers. We determine the amounts to defer based on the level of actual inventory on hand at our distributors as well as inventory that is in transit to them. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in our consolidated balance sheets.

Stock-based compensation

We adopted SFAS No. 123(R), Share-Based Payment, effective January 1, 2006. Under the provisions of SFAS No. 123(R), we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We have elected the modified prospective transition method for adopting SFAS No. 123(R), under which the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. We recognize compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. We use estimates in determining the fair value of these awards. Changes in these estimates could result in changes to our compensation charges. In the fiscal years 2005 and 2004, we elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employee stock options rather than the alternative fair value method allowed for by SFAS No. 123. See Note 5, “Stockholders’ Equity,” in our notes to consolidated financial statements.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, a Special Committee of the board of directors conducted an internal investigation of our practices related to stock option grants to officers, directors and employees, and related matters, and concluded that, among other things, the recorded grant dates for certain option grants should not be relied upon. After receiving the Special Committee’s conclusions and consistent with those conclusions, we reviewed stock option grants during the period from 1998 through June 2006, resulting in our recognizing additional stock-based compensation expense with respect to certain of these grants. Although we determined that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants, in some instances we were only able to locate sufficient evidence to identify the measurement date described in APB 25, the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a range of possible dates. As a result, we developed a methodology to establish the revised measurement date primarily by using communication dates as our estimate of the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known with finality. This methodology resulted in our incurring additional aggregate pre-tax APB 25 stock-based compensation charges relating to 2005 and 2004 of $3.1 million and $1.3 million, respectively. If we had used a variation of this methodology, using either the latest date (“latest date”) an option in a group of options was recorded or the earliest (“earliest date”) date a stock option agreement was returned to us from a group of options other than new hire non-officer employee options (and excluded outliers, consistent with the application of our methodology), the aggregate pre-tax APB stock-based compensation charges relating to 2005 would have been $2.8 (latest date) million and $3.2 million (earliest date) and the aggregate pre-tax stock-based compensation charges relating to 2004 would have been $1 million (latest date) and $1.5 million (earliest date). Please see our Annual Report on Form 10-K for the year ended December 31, 2005, for a full discussion of this methodology.

Estimating sales returns and allowances

Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve, and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our distributor customers, and changes in customer demand and acceptance of our products. This reserve represents a reserve of the gross margin on estimated future returns and is reflected as a reduction to accounts receivable in the consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue equal to the expected customer credit memo and a corresponding credit is made to cost of revenues equal to the estimated cost of the product to be returned. The net difference, or gross margin, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and level of acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our future net revenues and cost of revenues could be adversely affected.

Estimating distributor pricing credits

Historically, between one-half and two-thirds of our total sales have been made to distributors. Frequently, distributors need a cost lower than the standard distribution price to win business. After the distributor ships product to its customer under an approved transaction, the distributor submits a “ship and debit” claim to us to adjust its cost from the standard price to the approved lower price. After verification by us, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the adequacy of our reserves, we analyze historical ship and debit amounts and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

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

Income taxes

Income tax expense is an estimate of current income taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will be more likely than not realized, based on available evidence and management judgment. We limit the deferred tax assets recognized related to certain of our officers to amounts that we estimate will be deductible in future periods based upon the provisions of the Internal Revenue Code Section 162(m). As of December 31, 2006, we had not recorded any valuation allowance. In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

Results of Operations

The following table sets forth certain operating data in dollars, as a percentage of total net revenues and the increase (decrease) over prior periods for the periods indicated (in thousands).

	Year Ended December 31
	Amount			Percent of Net Revenues			Increase (Decrease)
	2006	2005	2004	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Total net revenues	$162,403	$143,071	$136,653	100.0%	100.0%	100.0%	$19,332	$6,418
Cost of revenues	73,794	72,979	71,856	45.4	51.0	52.6	815	1,123

Gross profit	88,609	70,092	64,797	54.6	49.0	47.4	18,517	5,295

Operating expenses:
Research and development	24,415	17,111	15,440	15.0	12.0	11.3	7,304	1,671
Sales and marketing	25,712	18,314	16,070	15.8	12.8	11.8	7,398	2,244
General and administrative	34,648	15,665	7,969	21.4	10.9	5.8	18,983	7,696

Total operating expenses	84,775	51,090	39,479	52.2	35.7	28.9	33,685	11,611

Income from operations	3,834	19,002	25,318	2.4	13.3	18.5	(15,168)	(6,316)
Total other income	5,924	3,149	1,320	3.6	2.2	1.0	2,775	1,829

Income before provision for income taxes	9,758	22,151	26,638	6.0	15.5	19.5	(12,393)	(4,487)
Provision for income taxes	333	6,453	6,138	0.2	4.5	4.5	(6,120)	315

Net income	$9,425	$15,698	$20,500	5.8%	11.0%	15.0%	$(6,273)	$(4,802)

Comparison of Years Ended December 31, 2006 and 2005

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties. Net revenues increased 13.5% in 2006 compared to 2005. The increase was driven primarily by penetration of our products in the industrial end market, including such applications as industrial controls, utility meters, external adapters, uninterruptible power supplies and lighting applications. The increase also resulted from increased penetration in the consumer market, including applications such as major appliances, external adapters and audio equipment, and the communications market, including applications such as voice-over-IP phones and cordless phones.

Our revenue growth in 2006 was driven by an increase in gross sales of our TinySwitch, TOPSwitch, LinkSwitch, and DPA-Switch product families. Our net revenue also benefited from a settlement agreement under which one of our distributors agreed to reimburse us for discrepant ship and debit requests totaling approximately $3.4 million; we received this reimbursement in April 2006.

Our net revenue mix by product family and by the end markets that we serve in 2006 and 2005 are as follows:

	Year Ended December 31,
Product Family	2006	2005
TinySwitch	53%	57%
TOPSwitch	36%	38%
LinkSwitch	9%	5%
DPA-Switch	2%	—

	Year Ended December 31,
End Market	2006	2005
Consumer	32%	30%
Communication	28%	29%
Computer	19%	23%
Industrial	15%	11%
Other	6%	7%

International revenues, comprising sales outside of North and South America, were $150.7 million in 2006 compared to $133.6 million in 2005, representing approximately 93% and 93% of net revenues in those respective periods. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region were 78% and 79% of our net revenues for 2006 and 2005, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Net product revenues for 2006 were divided 63% to distributors and 37% to OEMs and merchant power supply manufacturers, compared to 60% to distributors and 40% to OEMs and merchant power supply manufacturers in 2005. In 2006, one customer, Avnet, a distributor, accounted for approximately 23% of net revenues. In April 2006, we terminated our relationship Synnex Technologies, a distributor, that accounted for 18% of net revenues in 2005. We have replaced this relationship with other distribution relationships, and therefore do not believe that the termination has had or will have a material impact to our business.

Customer demand for our products can change quickly and unexpectedly. Our customers perceive that our products are readily available and typically order only for their short-term needs. Our revenue levels are highly dependent on the amount of new orders that we receive for which product can be delivered by us within the same period. Orders that are booked and shipped within the same period are called “turns business.” Because of the uncertainty of customer demand, and the short lead-time environment and proportionally high turns business, it is difficult to predict future levels of revenues and profitability.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with product testing performed in our own facility, and testing of packaged components performed by sub-contractors. Gross margin is gross profit divided by net revenues. The increase in our gross margin from 2005 to 2006 was mainly due to the absorption of fixed manufacturing costs across higher volumes, higher product yields, and lower test costs due to the migration our test processes to overseas sub-contractors, as well as to approximately $3.0 million from the sale of excess and obsolete inventory for which we had fully reserved. These improvements were partially offset by stock-based compensation costs recognized as a result of our adoption of SFAS No. 123(R). Stock-based compensation costs were $1.3 million, or 0.8% of net revenues, in 2006 compared to $0.4 million, or 0.3% of net revenues, in 2005.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. R&D expenses increased by 43% from 2005 to 2006. The primary driver of the increase in R&D expenses was an increase in internal personnel and related expenses. The increase in R&D expenses reflects our accelerated investment in both new wafer manufacturing technologies and new product development. In addition, R&D expenses in 2006 included $4.3 million of employee stock-based compensation expense related to SFAS No. 123(R) compared to stock-based compensation expense of $1.0 million in 2005. We expect R&D expenses for new manufacturing technologies and new product development to increase in absolute dollars in future periods primarily as a result of adding additional personnel, but these expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses increased by 40% from 2005 to 2006. The increase was primarily due to stock-based compensation expenses, reflecting the implementation of SFAS No. 123(R) in the first quarter of 2006. Stock-based compensation expense included in sales and marketing expense totaled $5.5 million in 2006, compared to $0.7 million in 2005. The increase was also driven by higher headcount in sales and field applications engineering to increase our global sales capabilities. We expect sales and marketing expenses to increase in absolute dollars in 2007 because of the growth of our international business, but these expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. G&A expenses increased 121% from 2005 to 2006. The increase was due primarily to expenses associated with the special investigation into our practices for granting stock options, and the related restatement of our financial statements. These expenses totaled approximately $13.2 million in 2006, compared to zero in 2005. Also contributing to the increase was higher stock-based compensation expense reflecting the implementation of SFAS No. 123(R) in the first quarter of 2006. Stock-based compensation expense included in G&A expenses totaled $4.4 million in 2006, compared to $1.1 million in 2005. Expenses associated with our patent-infringement litigation against Fairchild Semiconductor and System General Corp., as described in Part I, Item 3 Legal Proceedings, were $7.0 million in 2006 and $5.5 million in 2005. We expect G&A expenses to decrease in 2007 compared to 2006 due to the completion of the restatement of our financial statements and reduced spending related to our patent litigation against Fairchild and System General.

Total other income. The increase in total other income from 2005 to 2006 was due to an increase in interest income on our cash and investment balances. Interest income, which consists primarily of income earned on short-term and long-term investments, grew primarily due to an increase in our average interest rate from 4.1% at December 31, 2005 to 5.4% at December 31, 2006.

Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. We calculated our provision for income taxes to be $0.3 million for 2006 compared to a provision of $6.5 million for 2005. Our effective tax rate for 2006 was approximately 3.4% compared to approximately 29% in 2005. The decrease in our effective tax rate in 2006 compared to 2005 was primarily due to the increase in costs in higher income tax jurisdictions incurred in connection with our previously announced investigation into our historical stock option practices and the resulting restatements of our prior financial statements, and higher profitability in lower income tax jurisdictions.

Comparison of Years Ended December 31, 2005 and 2004

Net revenues. Net revenues were $143.1 million in 2005, an increase of 4.7% from $136.7 million in 2004. The increase in net revenues was driven primarily by increased penetration of our products into the industrial end market, including such applications as utility meters, external adapters, uninterruptible power supplies and lighting applications. The increase also resulted from increased penetration in the computer market, including applications such as personal digital assistants, LCD monitors and other computer peripherals.

Our revenue growth in 2005 was primarily driven by increased sales of our LinkSwitch and TinySwitch, product families, partially offset by lower revenues from legacy products that are generally no longer available for use in new power supply designs.

In the twelve months ended December 31, 2005, our net revenue included an adjustment to deferred income on sales to distributors as a result of a change in estimate, which increased our net revenue by approximately $1.1 million, and increased our net income after tax by approximately $0.4 million, or $0.01 per diluted share.

Our net revenue mix by product family and by the end markets that we serve in 2005 and 2004 are as follows:

	Year Ended December 31,
Product Family	2005	2004
TinySwitch	57%	54%
TOPSwitch	38%	43%
LinkSwitch	5%	3%

	Year Ended December 31,
End Market	2005	2004
Consumer	30%	33%
Communication	29%	31%
Computer	23%	22%
Industrial	11%	8%
Other	7%	6%

International revenues were $133.6 million in 2005 compared to $125.8 million in 2004, representing approximately 93% and 92% of net revenues in those respective periods. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to Asia were 79% and 78% of our net revenues for 2005 and 2004, respectively.

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

Gross profit. The increase in our gross margin was due primarily to cost reductions, mainly in the areas of wafer prices and product improvements.

Research and development expenses. The increase in R&D expenses was due primarily to higher stock-based compensation expense driven by the remeasurement of certain stock option grants. Total stock-based compensation and related expense included in R&D expenses for 2005 were approximately $1.0 million, compared to a benefit of $(0.8) million in 2004. This increase was primarily the result of fluctuations in the value of certain stock options for which variable accounting applied under SFAS No. 123.

Sales and marketing expenses. The increase in sales and marketing expenses from 2004 to 2005 was primarily due to an increase in headcount in sales and field applications engineering, as we have expanded our sales staff.

General and administrative expenses. The increase in G&A expenses from 2004 to 2005 was primarily due to an increase in legal fees for patent litigation, higher stock-based compensation expense, audit expense and higher headcount. Expenses associated with our patent-infringement litigation against Fairchild Semiconductor and System General Corporation, as described in Part I, Item 3 Legal Proceedings, were $5.5 million in 2005 and $0.4 million in 2004. Stock-based compensation expense for 2005 increased to $1.1 million compared to a benefit of $(0.1) million in 2004, primarily as a result of fluctuations in the value of certain stock options for which variable accounting applies.

Total other income. The increase in total other income from 2004 to 2005 was due to the increase in interest income. Interest income, which consists primarily of income earned on short-term and long-term investments, grew primarily due to an increase in our average interest rate from 2.4% at December 31, 2004 to 4.1% at December 31, 2005.

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

As of December 31, 2006, we had approximately $132.7 million in cash, cash equivalents, short-term and long-term investments (including $1.3 million of restricted cash), as compared to $130.5 million at December 31, 2005, and $134.6 million at December 31, 2004. On October 26, 2006, we entered into a security agreement with the Union Bank of California, whereby we agreed to maintain $1.3 million in an interest-bearing certificate of deposit with the bank. The purpose of this agreement is to secure commercial letters of credit and standby letters of credit up to the deposit amount. This agreement remains in effect until cancellation of our letters of credit. As of December 31, 2006, we have no other credit facilities. During part of fiscal year 2006, we maintained a revolving line of credit with Union Bank of California. This credit facility expired on October 1, 2006. Under it, we could borrow up to $10.0 million. We intend to reestablish a credit facility similar to the one with Union Bank of California that expired on October 26, 2006.

As of December 31, 2006, 2005 and 2004 we had working capital, defined as current assets less current liabilities, of approximately $133.6 million, $132.8 million and $127.4 million, respectively.

Our operating activities generated cash of $29.2 million, $36.0 million and $30.1 million in the years ended December 31, 2006, 2005 and 2004, respectively. In each of these years, cash was primarily generated from operating activities in the ordinary course of business.

In 2006, cash provided by operating activities totaled $29.2 million in the year ended December 31, 2006. Our net income accounted for $9.4 million of this amount. We recognized $15.5 million in stock-based compensation expenses due to the implementation of SFAS No. 123(R), which reduced our net income significantly but was not a use of cash. We also recognized $7.1 million in depreciation and amortization expenses, which were also non-cash expenses. Increases in inventories resulted in a $10.1 million use of cash. This increase primarily reflected higher levels of production in anticipation of future growth in sales. Also, our sales in the fourth quarter of 2006 were less than expected, reflecting a broad slowdown in the analog semiconductor industry. Had our fourth-quarter sales been as expected, our inventories would have increased by slightly less. Higher taxes payable and other accrued liabilities largely offset the cash impact of the increase in inventories, such that the overall net change in operating assets and liabilities did not have a significant impact on cash from operations.

We expect our G&A expenses in fiscal 2007 to decline from those which we incurred in fiscal 2006. With this decrease in G&A expenses, our cash liquidity should increase.

In 2005, cash generated by operating activities totaled $36.0 million. Our net income accounted for $15.7 million of this total, while depreciation and amortization, which are non-cash expenses, totaled $6.3 million. Lower inventories, reflecting decreased purchases of raw material components, resulted in a $7.5 million source of cash, while an increase in taxes payable and other accrued liabilities, primarily due to an increase in income taxes related to lower income in lower-tax-rate foreign jurisdictions, resulted in a $5.2 million source of cash. Cash provided by operating activities in the year ended December 31, 2004 totaled $30.1 million, resulting principally from net income in the amount of $20.5 million, depreciation and amortization of $6.9 million and tax benefits of $2.1 million associated with employee stock option exercises.

Our investing activities for the year ended December 31, 2006 resulted in a $0.3 million use of cash, as net proceeds totaling $14.1 million from the sale and purchase of securities held to maturity were offset by purchases of property and equipment of $10.1 million, the acquisition of a technology license from our foundry OKI for $3.0 million, to be utilized in the production of our products, and the purchase of a $1.3 million certificate of deposit as part of a security agreement related to standby letters of credit used for purchases of silicon wafers.

Our investing activities for the year ended December 31, 2005 resulted in a $7.8 million use of cash, which was driven primarily by the issuance of a $10.0 million promissory note to a supplier, as described in Note 9, “Loan to Supplier,” in our notes to consolidated financial statements, plus purchases of property and equipment totaling $3.2 million and the acquisition of technology for $1.1 million. These uses of cash were offset in part by net proceeds of $6.5 million from short-term and long-term investments. Investing activities for the year ended December 31, 2004, resulted in a $12.0 million use of cash, driven by purchases of property and equipment totaling $6.4 million, net purchases of investments of $3.9 million, and the acquisition of technology for $1.7 million.

Our financing activities in 2006 resulted in a net use of cash totaling $13.9 million, driven primarily by share repurchases of $19.6 million offset by proceeds from the issuance of common stock of $5.6 million. Our financing activities in 2005 resulted in a net use of cash totaling $25.8 million. We used $33.7 million for the repurchase of approximately 1.7 million shares of our common stock, including fees and commissions. This use of cash was partially offset by receipts of $7.9 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan. In 2004, our financing activities resulted in a net use of cash totaling $2.7 million. We used $11.8 million for the repurchase of 590,000 shares of our common stock, including fees and commissions. This use of cash was largely offset by receipts of $9.1 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan

On October 20, 2004, we announced that our board of directors had authorized the repurchase of up to $40 million of our common stock. From inception of the stock repurchase program in October 2004 through June 30, 2005, we repurchased 2,033,270 shares for approximately $40 million. On October 19, 2005, we announced that our board of directors had authorized a second stock repurchase program of up to $25 million of our common stock. From inception of this second stock repurchase plan through June 2006, we purchased a total of 1,334,216 shares for a total of approximately $25 million, concluding the repurchase program. During 2006, we repurchased 1,084,716 shares for $19.6 million.

During 2006, a significant portion of our positive cash flow was generated by our operations. If our operating results deteriorate in future periods, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2006 and 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2006, we had the following contractual obligations and commitments (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Purchase obligations	$15,100	$15,100	$—	$—	—
Operating lease obligations	1,107	548	470	89	—

Total	$16,207	$15,648	$470	$89	—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not hold any instruments for trading purposes. At December 31, 2006 and 2005 we held primarily cash equivalents and short-term investments with fixed interest rates and with maturity dates of less than twelve months.

The table below presents the carrying value and related weighted-average interest rates for our investment portfolio at December 31, 2006 and 2005. Carrying value approximates fair market value at December 31, 2006 and 2005 (in thousands, except weighted-average interest rates).

	December 31, 2006		December 31, 2005
	Carrying Value	Weighted- Average Interest Rate	Carrying Value	Weighted- Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Taxable securities	$110,922	5.43%	$86,037	4.37%
Tax exempt securities	—	—	6	—

Total	110,922	5.43%	86,043	4.37%

Investment Securities Classified as Short-term Investments:
U.S. government securities	2,500	4.63%	14,530	3.11%
U.S. corporate securities	6	—	1,670	2.28%

Total	2,506	4.63%	16,200	3.03%

Investment Securities Classified as Long-term Investments:
U.S. government securities	3,999	4.88%	4,422	3.91%

Total investment securities	$117,427	5.40%	$106,665	4.15%

These securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, most of our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decline by 10% from interest rates as of December 31, 2006 and 2005, the increase or decline in the fair market value of our portfolio on these dates would not have been material.

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe and involve contracts with two of our suppliers (Matsushita and OKI). Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts; however, the contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen and both agreements allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen subject our gross profit and operating results to the potential for material fluctuations. It has been and currently is our practice to maintain a Japanese yen account with a U.S. bank in an amount that generally approximates expected payments to our wafer suppliers in Japan. This practice acts to minimize the impact of changes in the yen. In addition, the yen and the U.S. dollar historically have not fluctuated greatly from year to year; and typically we have not had a significant amount of foreign currency at risk. In light of these facts, we do not believe we have a material foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required by this item are set forth at the pages indicated at Item 15(a).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this report, December 31, 2006. Disclosure controls and procedures under the Exchange Act mean the controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed by Power Integrations in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Power Integrations in the reports that it files or submits under the Exchange Act is accumulated and communicated to Power Integrations’ management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective as a result of three material weaknesses that existed in our internal control over financial reporting. The three material weaknesses, which are described in more detail in the following section, are related to accounting for stock grants, income tax accounting and the application of generally accepted accounting principles to material to non-routine transactions.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2006. Three material weaknesses, as described in the following paragraphs, existed in our internal control over financial reporting, and therefore our internal control over financial reporting was not operating effectively as of December 31, 2006. A material weakness is defined as a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Control Activities Related to Accounting for Stock-Based Compensation

As of December 31, 2006, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of APB 25, SFAS No. 123 and SFAS No. 123(R), which replaced APB 25 and SFAS 123 effective January 1, 2006.

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

This lack of internal controls and procedures led to incorrect application of APB 25 for periods prior to January 1, 2006, which provided that compensation expense relative to our employee stock options should be measured based on the intrinsic value of stock options granted. For periods after December 31, 2005, this lack of internal controls and procedures led to incorrect application of SFAS No. 123(R), which provides for share-based compensation expense based on fair value, as further described in Note 2 of the financial statements. Based on our investigation, we concluded that original measurement dates on certain stock option grants could not be relied upon for accounting purposes and that the appropriate charges for such stock option grants and for stock option grants where key terms were potentially modified had not been properly recorded. As a result we did not correctly account for stock-based compensation expense for certain stock option grants.

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

As of December 31, 2006, these material weaknesses had not been remediated. Therefore, we did not have sufficient controls in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of APB 25, SFAS No. 123 and SFAS No. 123(R), which replaced APB 25 and SFAS 123 in 2006.

Control Activities Relating to Income Tax Accounting

As of December 31, 2006, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the accounting and review of our income taxes payable, deferred income tax assets and liabilities, and the related tax provision.

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

Control Activities Relating to the Application of Generally Accepted Accounting Principles to Non-Routine Transactions

As of December 31, 2006, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of generally accepted accounting principles to material, non-routine, non-systematic transactions.

This third material weakness resulted from an adjustment of $1.4 million of legal expenses we paid and assumed would be reimbursed under our Directors and Officers liability insurance policy. We originally recorded a receivable for this amount. After subsequent review, we determined that this was a gain contingency, as per SFAS No. 5, Accounting for Contingencies, specifically paragraph 179(a), and should not be recorded as a receivable at December 31, 2006 because to do so might be a recognition of a gain prior to its realization. Consequently we failed to appropriately apply generally accepted accounting principles to the accounting for this transaction and concluded that there was more than a remote likelihood that a material misstatement of our annual financial statements would not have been prevented or detected.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2006 and subsequent to December 31, 2006, we have taken several steps to strengthen our disclosure controls and procedures and internal control over financial reporting. Specifically, we have implemented the following internal control improvements in the fourth quarter of 2006 and in 2007.

Changes Related to Stock-Based Compensation

•	We have engaged the services of an external specialist in stock-based compensation to assist us in the accounting for stock-based compensation as per the requirements of SFAS No. 123(R).

This change in our controls and processes occurred during our fourth quarter of 2006. Prior to our fourth quarter, we implemented other changes, including establishing a new stock option granting policy.

Notwithstanding these changes, management has not had the opportunity to evaluate their operating effectiveness because we have not granted stock options after making these changes.

Changes Related to Income Tax Accounting

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

Changes Related to the Application of Generally Accepted Accounting Principles to Non-Routine Transactions

To strengthen our processes relating to the accounting for material, non-routine, non-systematic transactions in accordance with generally accepted accounting principles, subsequent to the end of our fiscal year 2006, we have implemented a process to identify and research those items and engage technical expertise, if determined to be required, to provide reasonable assurance that the transactions are prepared in accordance with generally accepted accounting principles. Our policy requires the contemporaneous documentation and evaluation of complex and unusual transactions which are material either by the size or the nature of the transaction. In conjunction with this policy, we are implementing more rigorous controls for ensuring that those transactions which involve a significant level of management judgment or which by the nature of the transactions rise a level requiring communication to the Audit Committee are, in fact, communicated to the Audit Committee on a timely basis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Power Integrations, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Power Integrations, Inc. and subsidiaries (collectively the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

1.	The Company did not have sufficient controls and procedures in place to prevent or detect a material misstatement in stock-based compensation in the consolidated financial statements. These design deficiencies result in a more than remote likelihood that a material misstatement of compensation expense in the Company’s annual or interim financial statements would not be prevented or detected in a timely manner.

2.	The Company did not have sufficient controls and procedures in place to prevent or detect a material misstatement in income tax accounting in the consolidated financial statements. These design deficiencies resulted in material misstatements in the Company’s consolidated financial statements associated with income taxes payable, deferred income tax assets and liabilities and the income tax provision, which required correction.

3.	The Company did not have sufficient controls and procedures in place to prevent or detect a material misstatement in non-routine transactions in the consolidated financial statements. These design deficiencies resulted in a material misstatement in the Company’s consolidated financial statements associated with other receivables and general and administrative expenses, which required correction.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2006 of the Company and this report does not affect our report on such consolidated financial statements and consolidated financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated August 7, 2007, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

August 7, 2007

Item 9B. Other Information.

On January 12, 2007, we disclosed a correction to a Current Report on Form 8-K filed by us with the SEC on December 21, 2006, which incorrectly referred to 16,722 unexercised shares, instead of the correct number which was 15, 861 unexercised shares, held by Balu Balakrishnan.

On February 5, 2007, we approved the payment of cash bonuses to our executive officers to be distributed in two payments, as filed with the SEC in a Current Report on Form 8-K on February 9, 2007.

On February 15, 2007, we announced our 2006 fourth quarter and full year preliminary financial results.

On February 20, 2007, we reported a correction to the grants of stock options to certain of our directors.

On May 15, 2007, we announced our preliminary 2007 first quarter financial results.

On June 1, 2007, we announced that the patent-validity trial in our lawsuit against Fairchild Semiconductor, previously scheduled to begin on June 4, 2007, had been postponed. The judge overseeing the case had ordered a continuance of between one and eight weeks.

On June 5, 2007, we announced our 2006 full year financial results in a Current Report on Form 8-K filed with the SEC on June 8, 2007. We also disclosed the actions of the Compensation Committee of the Board of Directors with respect to our named executive officers. The Company approved the remaining payment of cash bonuses as previously disclosed in a Current Report on Form 8-K filed with the SEC on February 9, 2007, approved the 2007 Executive Officer Bonus Plan and 2007 salaries and target bonuses.

On June 11, 2007, we announced a correction to our Current Report on Form 8-K filed with the SEC on June 8, 2007 which incorrectly referenced the full year financial results as 2007 rather than 2006.

One June 14, 2007, we announced that we had filed a patent-infringement lawsuit against BCD Semiconductor Manufacturing Company Limited, a Chinese semiconductor company, and its U.S. affiliate BCD Semiconductor Corporation.

On June 14, 2007, we announced revised revenue guidance for the second quarter of 2007.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance.

The information required by this Item related to our executive officers is incorporated by reference to information set forth in Part I, Item 1 of this report under the heading “Executive Officers of the Registrant.” As of July 25, 2007, our board of directors was as follows:

Name	Position With Power Integrations	Director Since	Age
Alan D. Bickell(1)(2)	Director	1999	70
Balakrishnan S. Iyer(2)(3)(4)	Director	2004	51
R. Scott Brown(1)	Director	1999	66
Dr. James Fiebiger(3)(4)	Director	2006	65
Steven J. Sharp(3)	Director and Chairman of the Board	1988	65
Balu Balakrishnan	Director, President and Chief Executive Officer	2002	53
Nicholas E. Brathwaite(3)	Director	2000	48
E. Floyd Kvamme(1)(2)	Director	1989	69

(1)	Member of the compensation committee
(2)	Member of the audit committee
(3)	Member of the nominating and governance committee
(4)	Member of the special committee

On July 30, 2007, the Compensation Committee was reconstituted by removing Mr. Bickell and adding Mr. Sharp, and the Audit Committee was reconstituted by removing Mr. Kvamme and adding Mr. Fiebiger.

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

Balakrishnan S. Iyer has served as a member of the board of directors since February 2004. From October 1998 to June 2003, Mr. Iyer served as senior vice president and chief financial officer for Conexant Systems, Inc., a designer, developer and seller of semiconductor systems solutions for communications applications. From January 1997 to September 1998, Mr. Iyer served as senior vice president and chief financial officer for VLSI Technology, Inc., a semiconductor company. Mr. Iyer also serves on the board of directors of Conexant Systems, Inc., a semiconductor system solutions company, Invitrogen Corporation, a life-science technology company, Qlogic Corporation, a storage networking solutions company, Skyworks Solutions, Inc., a wireless semiconductor company, and IHS Inc., a global provider of technical information, decision-support tools and related services.

R. Scott Brown has served as member of the board of directors since July 1999. Mr. Brown has been retired since May 1, 1999. From 1985 to May 1999, Mr. Brown served as senior vice president of worldwide sales and support for Xilinx, Inc., a designer and developer of complete programmable logic solutions for use by electronic equipment manufacturers.

Dr. James Fiebiger became a member of the board of directors in March 2006. Dr. Fiebiger is currently a consultant to the semiconductor and electronic design automation industries. From December 1999 to October 2004, he served as chairman and chief executive officer of Lovoltech Inc., a fabless semiconductor company. Dr. Fiebiger served as vice chairman of GateField Corporation, a fabless semiconductor company, from February 1999 until the company was sold to Actel Corporation in November 2000. He served as GateField Corporation’s president and chief executive officer from June 1996 until February 1999. From October 1993 to June 1996, he was chairman and managing director of Thunderbird Technologies, Inc., a semiconductor technology licensing company. From December 1987 to September 1993 he was president and chief operating officer at VLSI Technology, Inc., a semiconductor company. From August 1981 to August 1985 he was senior corporate vice president and assistant general manager of Motorola, Inc. Semiconductor Products Sector, the semiconductor business of Motorola, a wireless and broadband communications company. Dr. Fiebiger is a member of the board of directors of Qlogic Corporation, an electronics company, Mentor Graphics Corporation, an electronic design automation company, Actel Corporation, a semiconductor company, and Pixelworks, Inc., a fabless semiconductor company.

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

Balu Balakrishnan has served as president and chief executive officer and as a director of Power Integrations since January 2002. He served as president and chief operating officer from April 2001 to January 2002. From January 2000 to April 2001, he was vice president of engineering and strategic marketing. From September 1997 to January 2000, he was vice president of engineering and new business development. From September 1994 to September 1997, Mr. Balakrishnan served as vice president of engineering and marketing. Before joining Power Integrations in 1989, Mr. Balakrishnan was employed by National Semiconductor Corporation, a semiconductor company.

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

The board of directors has determined that, other than Balu Balakrishnan, our president and chief executive officer, each member of the board of directors is an “independent director” as defined in the listing standards for The NASDAQ Stock Market LLC and applicable SEC rules.

Audit Committee

Power Integrations has an audit committee. Since April 19, 2004, the members of the audit committee of the board of directors have been Alan D. Bickell, Balakrishnan S. Iyer and E. Floyd Kvamme. On July 30, 2007, the

Audit Committee was reconstituted to consist of Messrs. Bickell, Iyer and Fiebiger. Each member of the audit committee is “independent” as defined in the listing standards for The NASDAQ Stock Market LLC and SEC rules. The board of directors has determined that Mr. Alan D. Bickell is an audit committee financial expert, as defined in the SEC rules.

Policy on Stockholder Recommendations of Directors Nominees

The nominating and governance committee will consider director candidates recommended by stockholders. The nominating and governance committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder or not.

Stockholders who wish to recommend individuals for consideration by the nominating and governance committee to become nominees for election to the Board may do so by delivering a written recommendation to the nominating and governance committee at the following address: 5245 Hellyer Avenue, San Jose, CA 95138 by January 1 of the year in which such director is to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

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

Based solely on review of the forms furnished to us, we believe that all filing requirements applicable to the executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in 2006.

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

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The primary objectives of the Compensation Committee of our board of directors with respect to executive compensation are as follows:

1. to attract and retain qualified senior executive management

2. to fairly compensate senior executives for the value of work provided

3. to compensate executives for achieving specific company goals and objectives

4. to provide equity awards to executives so that each executive has a meaningful ownership interest in our company

5. to implement executive compensation programs in an objective and non-discriminatory manner

To achieve these objectives, the Compensation Committee implements and maintains compensation plans that tie a substantial portion of executives’ overall compensation to our company’s financial performance and the price of our common stock. Overall, an executive’s total compensation is intended to create an executive compensation program that is set at levels competitive with the executive compensation paid by other comparable public technology companies.

Role of our Chief Executive Officer in Determining Compensation

The chief executive officer reviews with the Compensation Committee on a regular basis our compensation philosophy and programs, including named executive officers, so that the Compensation Committee can recommend any changes necessary to keep our compensation philosophy and programs aligned with our business objectives. Mr. Balakrishnan, our chief executive officer, makes recommendations to the Compensation Committee with respect to the compensation of the named executive officers. The Compensation Committee also utilizes an outside compensation consultant to provide them with advice on competitive compensation plans. The Compensation Committee considers, but is not bound to and does not always accept, management’s and the outside consultant’s recommendations with respect to executive compensation. The Compensation Committee discusses Mr. Balakrishnan’s compensation with him, but deliberates and makes decisions with respect to Mr. Balakrishnan’s compensation without him present.

Mr. Balakrishnan and other executive officers attend some of the Compensation Committee’s meetings, but leave the meetings as appropriate when matters of executive compensation specific to them are discussed.

Comparative Compensation Analysis

Power Integrations aligns both its cash and equity compensation to market comparables. The Compensation Committee selects peer companies on the basis of fiscal and business similarities to Power Integrations. The Compensation Committee analyzes market compensation practices annually using the most directly relevant published survey sources available, including surveys from Radford Surveys + Consulting (“Radford”) for the 2006 compensation analysis and Radford and Culpepper and Associates, Inc. for the 2007 compensation analysis. For 2006 and 2007, the Compensation Committee considered peer companies to be semiconductor companies with annual revenues in the range of $100 million to $400 million. A total of twenty one (21) companies are included in the group of peer companies. A sample of the considered peer companies includes Triquint Semiconductor, Inc., IXYS Corporation, Cree, Inc., Micrel Inc., and Photon Dynamics, Inc. In 2006, the Compensation Committee engaged an independent compensation consulting firm, Meyercord & Associates, Inc. (“Meyercord”), to assist in the analysis of compensation survey data. Meyercord attends Compensation Committee meetings and provides peer group analysis, feedback and recommendations to the Compensation Committee. In addition to survey data, the Compensation Committee analyzes information reported in peer companies’ SEC filings for all elements of compensation, including salary, cash incentive compensation, and equity compensation.

Timing of Equity Awards

Subject to business needs, our policy is to grant option awards to new employees on the first trading day of the month following the date of hire, and annually to grant continuing employees option awards on the third trading day following the earnings release for the first fiscal quarter of each year. Given that we have not been current in our SEC filings and our common stock is currently delisted by The NASDAQ Stock Market, we have not granted any option awards in fiscal 2007. We intend to delay these grants until we are current in our SEC filings and our common stock is once again listed by The NASDAQ Stock Market. All Company option grants are set at the closing price on the day of the grant.

Comparative Compensation Analysis

The Compensation Committee is not bound by award formulas and is free to exercise its discretion to adjust cash bonus awards and equity awards.

Executive Compensation Components

Executive compensation is broken out into the following components:

Base Salary. The Compensation Committee establishes base salaries for our executives based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, the Compensation Committee believes that executive base salaries should be targeted at or above the 50th percentile of salaries for executives in similar positions and with similar responsibilities at peer companies in order to attract and retain qualified executives. The Compensation Committee generally reviews base salaries annually, and adjusts them from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The 2006 salaries of each of the named executive officers are set forth in the table below entitled “Summary Compensation Table.”

Annual Bonus. The Compensation Committee believes that a substantial portion of the annual cash compensation for each executive officer should be in the form of variable incentive bonuses and our policy is to target annual incentive bonuses at or above the 50th percentile of peer companies. We established this policy and target in order to attract qualified executives, align their interests with those of our stockholders, and provide appropriate executive and leadership incentives. Generally, an executive’s annual target bonus is aligned with the target bonuses of executives with similar positions in comparable companies. For fiscal 2007, this is approximately 65% of base salary for our Chief Executive Officer, and 40% of base salary for all other named executive officers. The annual incentive bonuses are intended to compensate officers for achieving annual financial goals at the corporate level. The 2006 target bonuses for each of the named executive officers are set forth in the table below entitled “Grants of Plan-Based Awards in 2006.”

Our annual management bonus plan provides for a cash bonus, dependent upon the level of achievement of annual financial performance. Depending on the achievement of the predetermined target, the annual bonus may be greater than the target bonus. In 2006, executives were eligible for an annual bonus, 100% of which was tied to non-GAAP earnings per share targets. The non-GAAP earnings per share targets exclude the following items: revenue related to a ship and debit settlement related to periods prior to 2006, expenses associated with the restatement of prior years earnings, certain expenses related to legal fees in defending the company’s intellectual property and related tax effects. These items were excluded because the Compensation Committee reasoned that these items were not indicative of our core operating performance and did not relate to achieving the compensation objectives as discussed above. During 2006 the Compensation Committee reviewed our definition of non-GAAP earnings per share as we incurred unexpected costs associated with our restatement of our financial statements as well as our patent litigation, and revised the definition of non-GAAP earnings per share so that the bonuses to be paid would continue to be tied to core company operating performance that the Compensation Committee designed the annual bonus plan to reward.

The Compensation Committee concluded that for 2006 the sole performance metric for the annual bonus would be a non-GAAP earnings per share target of $0.83 per share to earn a 100% bonus because this would be the key performance metric indicative of company success. The minimum threshold to earn a bonus would be $0.69 per share, below which no bonus would be earned. For every $0.01 per share increase above $0.83 per share, each executive would earn an additional 7% of their target bonus, not to exceed a maximum of 250% of their target bonus. The actual non-GAAP earnings for 2006 were $0.97 per share, or $0.14 per share above the target, and thus each executive was awarded a bonus of 198% of target.

Long-Term Equity-Based Incentive Awards. The goal of Power Integrations’ long-term, equity-based incentive awards is to align the interests of executive officers with stockholders and to provide each executive officer with an incentive to manage Power Integrations from the perspective of an owner with an equity stake in the business. We further believe that long-term performance is achieved through a culture that encourages long-term performance by our executive officers through the use of stock-based awards. We believe that having a meaningful potential financial gain through the company stock option plan assists us in retaining our executive officers and helps align their financial interests with our stockholders’ interests. The Compensation Committee has not set stock ownership guidelines for executives because in some cases, guidelines would place a financial burden on the executive. The Compensation Committee considers the available shares for distribution and determines the size of the grants of equity-based incentives according to several factors, including the executive’s past performance and expected future contribution, the retention value of the executive’s prior unvested option grants, the company’s growth and performance outlook, and the option grants provided to executives in similar positions at comparable companies. The Compensation Committee does not believe the accounting treatment of the various types of equity awards should be the primary basis for making equity award decisions and instead primarily bases its decisions on executive and company performance and the practice of competitor companies.

During 2006, the Compensation Committee made option grants to Power Integrations’ executive officers as indicated in the “Grants of Plan-Based Awards in 2006” table below. Each grant allows the executive officer to acquire shares of Power Integrations’ common stock at a fixed price per share. The option grant will provide a return only if Power Integrations’ common stock appreciates over the option term.

Other Compensation. Our executives are party to employment agreements and offer letters (“Employment Agreements”) that contain provisions regarding severance benefits in the event the executive is terminated without cause or is terminated in connection with a change in control. These benefits are continued health plan coverage and extended time to exercise stock options in the event of termination of employment after a set age following an extended amount of service to our company. The Compensation Committee believes these severance provisions are necessary to retain our current executives and to attract future executives. These severance benefits are coupled with non-competition and non-solicitation obligations intended to protect our proprietary data that might not be enforceable in the absence of additional consideration. The severance benefits are also intended to motivate named executive officers to continue employment with the company and maximize stockholder value in the event of a potential change in control. A summary of the material terms of these Employment Agreements, together with a quantification of the benefits available under the agreements, may be found in the section below entitled “Summary of Executive Compensation—Employment Contracts and Termination of Employment and Change of Control Agreements.”

Perquisites and Generally Available Benefit Programs

We annually review the perquisites that named executive officers receive. Our named executive officers, like our other employees, are eligible to participate in our employee stock purchase plan. In addition, the named executive officers may participate in the various employee benefit plans that are generally available to all employees, including medical, vision and dental care plans; flexible spending accounts for healthcare; life, accidental death and dismemberment and disability insurance; and paid time off.

We also maintain a 401(k) retirement savings plan for the benefit of all of our employees, including our named executive officers. In 2006, we made contributions of up to $3,000 to each employee’s 401(K) account. We do not provide specified retirement programs such as pension plans, or deferred compensation plans. We provide certain retirement benefits to the named executive officers, as described below under the heading “Pension Benefits”.

Federal Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits Power Integrations to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Internal Revenue Code. For 2006, no executive was paid more than $1 million. To date, the tax effects of Internal Revenue Code Section 162(m) have not been a material factor in establishing appropriate executive compensation.

2007 Executive Compensation Actions

On June 5, 2007, the Compensation Committee approved, consistent with the compensation philosophy and goals described above, the following salary and bonus plan.

2007 Executive Officer Bonus Plan

Each Officer, as described below, was assigned a 2007 target bonus. Bonuses will be earned based on company performance against the 2007 Executive Officer Bonus Plan’s established revenue targets and operating income targets. The operating income targets are based on non-GAAP operating income, which excludes certain expenses, including (a) SFAS 123(R) charges, (b) specified legal fees and settlements, and (c) any settlements with the Internal Revenue Service. Weighting of the target components is as follows:

Revenue	25%
Operating Income	75%
Total	100%

Revenue Component of Executive’s Bonus:

No pay out will be made if our 2007 actual revenue does not exceed at least an established minimum amount of revenue as set forth in the 2007 Executive Officer Bonus Plan. As 2007 actual revenue increases above the minimum amount of revenue, the actual bonus increases, up to 100% of the revenue component of the target bonus when actual revenue equals target revenue in the 2007 Executive Officer Bonus Plan, and continues increasing thereafter as actual revenue increases, up to a maximum of 200% of the revenue component of the target bonus.

Operating Income Component of Executive’s Bonus:

No pay out will be made if our 2007 actual operating income does not exceed at least an established minimum amount of operating income as set forth in the 2007 Executive Officer Bonus Plan. As 2007 actual operating income increases above the minimum amount of operating income, the actual bonus increases, up to 100% of the operating income component of the target bonus when actual operating income equals target operating income in the 2007 Executive Officer Bonus Plan, and continues increasing thereafter as actual operating income increases, up to a maximum of 200% of the operating income component of the target bonus. We believe these metrics are directly tied to our company’s core operating performance, are key factors in driving stockholder value, and are important business elements that our executives can meaningfully influence. By focusing on these metrics, we seek to align the financial interests of our executives with those of our stockholders. We do not believe the target goals can be easily achieved, and will require our executives to effectively implement our business plan.

2007 Salaries and Target Bonuses

Executive Officer	Title	2007 Salary	2007 Target Bonus
Balu Balakrishnan	Chief Executive Officer	$385,000	$250,000
Rafael Torres	Chief Financial Officer	$245,000	$100,000
Derek Bell	Vice President, Engineering	$265,000	$100,000
Bruce Renouard	Vice President, Worldwide Sales	$255,000	$100,000
John Tomlin	Vice President, Operations	$265,000	$100,000
Cliff Walker	Vice President, Corporate Development	$250,000	$100,000

COMPENSATION COMMITTEE REPORT(1)

The Compensation Committee of the Board of Power Integrations, Inc. has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section of this Form 10-K and, based upon the review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

COMPENSATION COMMITTEE:

E. Floyd Kvamme (Chairman)

Alan D. Bickell(2)

R. Scott Brown

Steven J. Sharp(2)

Summary of Executive Compensation

The following table shows the compensation awarded to, or earned by, our chief executive officer, our chief financial officer, our three other most highly compensated executive officers serving in such capacity at December 31, 2006, and, our former chief financial officer for whom disclosure otherwise would have been required but for the fact that he was no longer serving as an executive officer at the end of the fiscal year. We refer to these employees collectively as our “named executive officers.”

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Power Integrations under the Securities Act of 1933 or the Securities Exchange Act of 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
(2)	On July 30, 2007, the Compensation Committee was reconstituted by removing Mr. Bickell and adding Mr. Sharp.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation		Total
Balu Balakrishnan President and Chief Executive Officer	2006	$362,250	$1,000	$2,291,278	$495,000	$9,510	(4)	$3,159,040

Rafael Torres(5) Chief Financial Officer and Vice President, Finance and Administration	2006	$104,308	$50,000	$144,904	$90,049	$4,234	(6)	$393,495

John Cobb(7) Former Chief Financial Officer	2006	$86,824	—	—	—	$200,000		$286,824

Bruce Renouard Vice President, Worldwide Sales	2006	$242,500	—	$508,490	$198,000	$9,517	(8)	$958,507

John Tomlin Vice President, Operations	2006	$252,500	—	$504,663	$198,000	$4,748	(9)	$959,911

Cliff Walker Vice President, Corporate Development	2006	$237,500	—	$512,270	$198,000	$9,626	(10)	$957,396

(1)	With respect to Mr. Balakrishnan, this represents his work on one patent that was assigned to Power Integrations in 2006. With respect to Mr. Torres, this amount reflects a required payment under his employment agreement.
(2)	The dollar amounts in this column reflect the compensation expense reported by us for awards granted in, and prior to, the fiscal year ended December 31, 2006. These amounts have been calculated in accordance with SFAS No. 123(R) disregarding the estimates of forfeiture and using the Black-Scholes-Merton option pricing model. Assumptions used in the calculation of these amounts are included in Note 5, “Stockholders’ Equity,” in our notes to consolidated financial statements. These amounts do not purport to reflect the value that could be recognized by the named executive officers upon sale of the underlying securities.
(3)	The dollar amounts in this column reflect the earning of annual incentive bonuses.
(4)	Represents $3,000 contributed by Power Integrations to Mr. Balakrishnan’s 401(k) account, $2,460 for his life insurance premium, and $4,050 for reimbursement of personal income tax preparation fees.
(5)	On June 30, 2006, Power Integrations entered into an employment agreement with Mr. Torres, Power Integrations’ Vice President of Finance and Administration and Chief Financial Officer, as amended July 6, 2006, to commence employment on July 19, 2006. Under the employment agreement, Mr. Torres received a salary of $240,000 per year with a target bonus of $100,000 for 2006, prorated from his start date plus an initial bonus of $50,000. Power Integrations granted Mr. Torres options to purchase 150,000 shares of the company’s common stock at the fair market value as determined on the date of the option grant.
(6)	Represents $3,000 contributed by Power Integrations to Mr. Torres’ 401(k) account and $1,234 for his life insurance premium.
(7)	Mr. Cobb resigned from Power Integrations effective May 4, 2006. As a result of his resignation, he was not entitled to any severance benefits, including those pursuant to his employment agreement. He was paid $200,000 for provision of consulting services for a six month period beginning in June 2006.
(8)	Represents $3,000 contributed by Power Integrations to Mr. Renouard’s 401(k) account, $1,683 for his life insurance premium and $4,834 for reimbursement of taxes paid to a foreign country.
(9)	Represents $3,000 contributed by Power Integrations to Mr. Tomlin’s 401(k) account and $1,748 for his life insurance premium.
(10)	Represents $3,000 contributed by Power Integrations to Mr. Walker’s 401(k) account, $1,650 for his life insurance premium and $4,976 for vacation cash out hours allowed for all employees.

Grants of Plan—Based Awards in 2006

The following table shows for the fiscal year ended December 31, 2006, certain information regarding grants of plan-based awards, and non-equity incentive plan awards, to the named executive officers:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(6)
		Threshold(2)	Target(3)	Maximum(4)

Balu Balakrishnan	—	$5,000	$250,000	$625,000	—	—	—
	02/07/06	—	—	—	180,000	$26.75	$2,558,196

Rafael Torres(7)	—	$2,000	$100,000	$250,000	—	—	—
	07/19/06	—	—	—	150,000	$16.13	$1,283,055

John Cobb(8)	—	—	—	—	—	—	—
	02/07/06				40,000	$26.75	$568,488

Bruce Renouard	—	$2,000	$100,000	$250,000	—	—	—
	02/07/06	—	—	—	40,000	$26.75	$568,488

John Tomlin	—	$2,000	$100,000	$250,000	—	—	—
	02/07/06	—	—	—	40,000	$26.75	$568,488

Cliff Walker	—	$2,000	$100,000	$250,000	—	—	—
	02/07/06	—	—	—	40,000	$26.75	$568,488

(1)	These columns set forth the target amounts of each named executive officer’s annual cash bonus award for the year ended December 31, 2006 under our annual cash bonus award program. The actual cash bonus awards earned for the year ended December 31, 2006 for each named executive officer are set forth in the “2006 Summary Compensation Table” above. As such, the amounts set forth in these columns do not represent additional compensation earned by the named executive officers for the year ended December 31, 2006. For a description of our annual cash bonus award program, see “Compensation Discussion and Analysis.”
(2)	Threshold represents the minimum amount earned for meeting the minimum performance metric of non-GAAP earnings per share of $0.69.
(3)	Target represents the amount earned for attaining the performance metric of non-GAAP earnings per share $0.83.
(4)	Maximum represents the maximum payout under the program, which is 250% of target.
(5)

Stock options were granted pursuant to the 1997 Stock Option Plan and were immediately exercisable. However, as discussed in “Stock Options Amendments” immediately below, certain executive options were amended to limit exercisability to a specific year. Six months from the date of grant, 1/8th of the shares subject to the stock option vest, with the remainder vesting monthly over the subsequent 42 months subject to the optionee’s continued employment or service with Power Integrations. Power Integrations has a right to repurchase shares issued upon the exercise of unvested options until such shares become vested. Under the terms of the 1997 Stock Option Plan, the administrator retains the discretion, subject to the 1997 Stock Option Plan limits, to modify the terms of outstanding options and to reprice outstanding options. The options generally have a maximum term of 10 years, subject to earlier termination in certain situations related to cessation of employment or service. See Note 5, “Stockholders’ Equity,” to our notes to consolidated financial statements.

(6)	Represents the grant date fair value of such option award as determined in accordance with SFAS No. 123(R). These amounts have been calculated in accordance with SFAS No. 123(R) using the Black-Scholes-Merton valuation model, see Note 5, “Stockholders’ Equity,” to our notes to consolidated financial statements.

(7)	Mr. Torres’ incentive plan award, above, was pro-rated to his start date of July 19, 2006 to achieve his actual award as per footnote 5 of the “Summary Compensation Table” above.
(8)	Mr. Cobb’s options that were granted in 2006, none of which had vested, were cancelled upon his resignation from Power Integrations, effective May 4, 2006.

The amount of salary and bonus in proportion to total compensation in 2006 varied by executive but was consistent with the Compensation Committee’s objectives with respect to executive compensation. See “Compensation Discussion and Analysis” above for a discussion of our annual bonus structure and other elements of compensation.

Stock Option Amendments

In December 2006, we permitted our named executive officers to amend certain stock options held by them to change the terms of the stock options to either (a) increase the exercise price of certain options, or (b) specify that they would only be exercisable during a specified calendar year. They could make a separate election for each separate option. We did this to enable the named executive officers to avoid the application of Section 409A of the Internal Revenue Code to these options, which imposes significant additional taxes on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004. We had determined that the exercise prices of certain options previously granted to our current and former officers were granted at less than the fair market value of our common stock at the time of such grants, and therefore enabled them to effect this “cure” by increasing the exercise price or restricting the exercise period. The table below (under the heading “Outstanding Equity Awards at 2006 Fiscal Year—End”) indicates the officers who elected to amend certain stock options to the terms as described above.

Agreement with Former Chief Financial Officer

On June 15, 2006, we entered into an agreement with John Cobb, our former Chief Financial Officer. Pursuant to the Agreement, among other things, Mr. Cobb confirmed his resignation as an officer and employee of Power Integrations, confirmed that he was not entitled to any severance benefits from Power Integrations, and agreed to release Power Integrations from any and all claims that Mr. Cobb may have against Power Integrations. The agreement also provided for Mr. Cobb to provide us with six months of consulting services (including answering questions, assisting in the orderly transition of his duties, and assisting with our special investigation of our option granting processes), for a fee of $200,000.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table shows for the fiscal year ended December 31, 2006, certain information regarding outstanding equity awards at fiscal year end for the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities underlying Unexercised Options Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Balu Balakrishnan	51,500			$14.22	04/20/09
	33,361			$15.06	04/14/10
	6,639			$15.06	04/14/10
	261,346			$12.10	05/31/11
	15,000			$12.10	12/31/07	(2)
		15,390		$12.10	12/31/08	(2)
	2,699			$17.75	01/08/13
	2,934		118	$18.95	01/08/13	(3)

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities underlying Unexercised Options Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	141,050			$17.75	01/08/13
	153,317		6,133	$18.95	01/08/13	(3)
	136,887			$14.82	02/21/12
	25,000			$14.82	12/31/07	(2)
		31,366		$14.82	12/31/08	(2)
	7,403			$12.10	05/31/11
	861			$12.10	12/31/07	(2)
	4,779			$14.82	02/21/12
	1,968			$14.82	12/31/07	(2)
	180,000		142,500	$26.75	02/07/16
	200,000		104,167	$17.18	01/24/15
	40,000			$15.06	04/14/10
	196,327		57,262	$27.22	02/04/14
	3,673		1,071	$27.22	02/04/14

Rafael Torres	150,000		150,000	$16.13	07/19/16

John Cobb	4,903			$12.10	05/31/10
	861			$12.10	12/31/07	(2)
	68,013			$12.10	05/31/10
	13,723			$12.10	12/31/07	(2)
	4,779			$14.82	02/21/12
	1,968			$14.82	12/31/07	(2)
	30,637			$14.82	02/21/12
	12,616			$14.82	12/31/07	(2)
	1,643			$17.75	01/08/13
	2,934			$17.75	12/31/07	(2)
	11,481			$17.75	01/08/13
	20,504			$17.75	12/31/07	(2)
	2,066			$27.22	02/04/14
	26,059			$27.22	02/04/14
	14,062			$17.18	01/24/15

Bruce Renouard	20,504		821	$18.95	01/08/13	(3)
	18,863			$17.75	01/08/13
	3,673		1,071	$27.22	02/04/14
	51,471			$14.82	02/21/12
	21,782			$14.82	12/31/07	(2)
		20,000		$14.82	12/31/08	(2)
	4,779			$14.82	02/21/12
		1,968		$14.82	12/31/09	(2)
	40,000		31,667	$26.75	02/07/16
	41,327		12,054	$27.22	02/04/14
	45,000		23,438	$17.18	01/24/15
	2,699			$17.75	01/08/13
	2,934		118	$18.95	01/08/13	(3)

John Tomlin	40,000		31,667	$26.75	02/07/16
	16,467		821	$18.95	01/08/13	(3)
	1,989			$14.82	02/21/12
	1,968			$14.82	12/31/07	(2)

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities underlying Unexercised Options Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	105,091			$18.60	10/10/11
	18,459			$18.60	12/31/07	(2)
		18,000		$18.60	12/31/08	(2)
	3,843			$14.82	12/31/07	(2)
	45,000		23,438	$17.18	01/24/15
	46,327		13,512	$27.22	02/04/14
	3,673		1,071	$27.22	02/04/14
	2,934		118	$18.95	01/08/13	(3)
	1,699			$17.75	01/08/13

Cliff Walker	4,779			$14.82	02/21/12
	1,968			$14.82	12/31/07	(2)
	6,639			$15.06	04/14/10
	41,327		12,054	$27.22	02/04/14
	18,863			$17.75	01/08/13
	20,504		821	$18.95	01/08/13	(3)
	8,361			$15.06	04/14/10
	7,403			$12.10	05/31/11
	861			$12.10	12/31/07	(2)
	41,262			$14.82	02/21/12
		6,991		$14.82	12/31/08	(2)
		10,000		$14.82	12/31/09	(2)
	40,000		31,667	$26.75	02/07/16
	50,000		26,042	$17.18	01/24/15
	3,673		1,071	$27.22	02/04/14
	23,951			$12.10	05/31/11
	2,785			$12.10	12/31/07	(2)
	2,699			$17.75	01/08/13
	2,934		118	$18.95	01/08/13	(3)
	15,000			$15.06	04/14/10

(1)	Except as described in footnote (2) below, options in this table were granted from the 1997 Stock Option Plan and are immediately exercisable (except that they are not exercisable during the period during which the registration statements registering the sale of the common stock upon exercise are not effective, which is the case until such time as we are current in our SEC filings and relisted on Nasdaq) and vest fully within four years from the grant date subject to the optionee’s continued employment or service with Power Integrations. Such options generally vest at the rate of 1/8 on the six-month anniversary of the date of grant and 1/48 monthly thereafter. Power Integrations has a right to repurchase shares issued upon the exercise of unvested options until such shares become vested. Under the terms of the 1997 Stock Option Plan, the administrator retains the discretion, subject to the 1997 Stock Option Plan limits, to modify the terms of outstanding options and to reprice outstanding options. The options generally have a maximum term of 10 years, subject to earlier termination in certain situations related to cessation of employment or service.
(2)	As described under “Stock Option Amendments” above, our named executive officers voluntarily amended a number of the stock options held by them to provide that they were only exercisable during a specified calendar year. This is one of the options that were so amended, and the option expiration date is the last day of the calendar year in which they are exercisable.
(3)	As described under “Stock Option Amendments” above, our named executive officers voluntarily amended a number of the stock options held by them to increase the exercise price. This is one of the options that were so amended, and the option exercise price reflects the exercise price as so increased.

2006 Option Exercises

The following table presents information concerning the aggregate number of shares for which options were exercised during fiscal 2006 for each of the named executive officers.

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)
Balu Balakrishnan	1,500	$17,007
Rafael Torres	—	—
John Cobb	—	—
Bruce Renouard	—	—
John Tomlin	—	—
Cliff Walker	—	—

(1)	Represents the difference between the aggregate market price of the common stock acquired on the date of exercise and the aggregate exercise price.

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

Mr. Balakrishnan is entitled to retirement benefits if he has served Power Integrations for 15 years, and has achieved an age of 50, or has served Power Integrations for 10 years and has achieved an age of 55, is not employed elsewhere full time, or otherwise engaged in competition with Power Integrations, and does not recruit or employ any present or future employee of Power Integrations. Mr. Balakrishnan is entitled to the extension of his post-termination stock option exercise period for vested options for the term of the option and medical and dental benefits for his dependents at Power Integrations’ expense until he achieves the age of 65; thereafter, participation in the health plans would be at Mr. Balakrishnan’s expense. These retirement benefits will also become available if Mr. Balakrishnan’s employment terminates due to death or disability.

The post-termination exercise period for Mr. Balakrishnan’s vested stock options granted prior to the date of the benefits agreement will be extended only if such extension does not require Power Integrations to incur a compensation expense for financial statement purposes.

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

Executive Officer Benefits Agreements. As of April 25, 2002, Power Integrations entered into executive officer benefits agreements with John Cobb, our former Chief Financial Officer, Bruce Renouard, vice president, worldwide sales, John Tomlin, vice president, operations, and Clifford J. Walker, vice president, corporate development (the “Executive Officer Benefits Agreements”). The form of the Executive Officer Benefits Agreement was approved by the compensation committee on April 18, 2002. For the executive officers specified in this paragraph, the Executive Officer Benefits Agreements provide for certain benefits, as described below, including:

•	acceleration of vesting of stock options upon a change of control of Power Integrations,

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

Upon a change of control, 25% of the executive officer’s then-unvested shares will vest, but if an acquiring company does not assume the options, 50% of the executive’s then-unvested shares will vest.

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

Such severance benefits include a lump-sum cash payment equal to six months of the executive officer’s highest annual salary plus 50% of the executive officer’s targeted annual incentive bonus, vesting of 50% of his then-unvested shares, extension of the post-termination stock option exercise period to one year, and continued medical and dental coverage under the Power Integrations’ health plans for six months at Power Integrations’ expense.

In addition, each executive officer is entitled to severance benefits in the event of termination of employment by Power Integrations without cause or resignation by such executive officer for good reason. Such severance benefits include a lump-sum cash payment equal to six months of the executive officer’s highest annual salary plus 50% of the executive officer’s targeted annual incentive bonus, and continued medical and dental coverage under the Power Integrations’ health plans for six months at Power Integrations’ expense.

Each executive officer is entitled to retirement benefits if he has served Power Integrations for 15 years, and has achieved an age of 50, or has served Power Integrations for 10 years and has achieved an age of 55, is not employed elsewhere, full time, or otherwise engaged in competition with Power Integrations, and does not recruit or employ any present or future employee of Power Integrations. The executive officer is entitled to the extension of his post-termination stock option exercise period for vested options for the earlier of the term of the option and five years and medical and dental benefits for his dependents at Power Integrations’ expense until he achieves the age of 65; thereafter, participation in the health plans would be at the executive officer’s expense. These retirement benefits will also become available if the executive officer was eligible for such benefits and his employment terminates due to death or disability.

The post-termination exercise period for an executive officer’s vested stock options granted prior to the date of the benefits agreement will be extended only if such extension does not require Power Integrations to incur a compensation expense for financial statement purposes.

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

Pension Benefits

The following table provides information concerning the actuarial present value of retirement health benefits as of December 31, 2006.

	Option Awards
Name	Number of Years Credited Service	Present Value of Accumulated Benefit
Balu Balakrishnan	18	$20,265
Rafael Torres	—	$—
Bruce Renouard	5	$5,957
John Tomlin	5	$4,483
Cliff Walker	12	$17,539

Mr. Balakrishnan and Mr. Walker are eligible to receive medical benefits upon retirement. The valuation method and all material assumptions are as follows:

The amounts determined in the above/following table are associated with the provision of health care coverage after retirement. The valuation method is pursuant to the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Projected Unit Credit attribution method was used; the attribution of the obligation is over the period from hire to benefit eligibility (the earlier of age 50 with 15 years of service or age 55 with 10 years of service). Other than for eligibility purposes, service is not considered in the calculation. The benefit consists of health care coverage from retirement until age 65. The basis for the benefit is premiums paid by the employer to a third-party insurer, without additional subsidy imputed. The obligations were calculated using the following assumptions:

•	The discount rate for future payments was 5.75% as of 12/31/2006 (and 5.50% as of 12/31/2005).

•	The assumed annual increase in health care costs is 11% as of 12/31/2006, with the annual increase lessening by 1/2% per year, to an ultimate rate of 5% in 2019.

•	25% of active participants are assumed to become eligible and elect coverage at retirement.

•	Retirement is assumed to take place at age 62, or at first eligibility if older.

•	2/3 of active employees are assumed to have eligible spouses who, at the employee's retirement, will be covered by the plan. Husbands are assumed to be three years older than their wives.

Potential Payments upon Retirement or Change of Control

The following table provides information concerning the estimated payments and benefits that would be provided in each of the circumstances described above. Payments and benefits are estimated assuming that the triggering event took place on the last business day of fiscal 2006 (December 29, 2006), and the price per share of Power Integrations’ common stock is the closing price on the Pink Sheets as of that date ($23.45). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

		Potential Payments Upon Involuntary Termination Other Than for Cause or Voluntary Termination for Good Reason			Continuation Of Service Without Termination
Name/Type of Benefit	Retirement Benefits (1)	Severance (2)	After Change of Control Acquiring Company Assumes Options (3)	After Change of Control Acquiring Company Does Not Assume Options (4)	After Change of Control Acquiring Company Assumes Options (5)	After Change of Control Acquiring Company Does Not Assume Options (6)
Balu Balakrishnan
Cash Severance—Base Salary	$—	$365,000	$365,000	$365,000	$—	$—
Cash Severance—Bonus	—	250,000	250,000	250,000	—	—
Vesting Acceleration(7)	—	340,635	681,257	681,257	340,635	681,257
Continued Coverage of Employee Benefits(8)	$172,917	13,301	13,301	13,301	—	—

Total Termination Benefits(9):	$172,917	$968,936	$1,309,558	$1,309,558	$340,635	$681,257

Bruce Renouard
Cash Severance—Base Salary	$—	$—	$122,500	$122,500	$—	$—
Cash Severance—Bonus	—	—	50,000	50,000	—	—
Vesting Acceleration(7)	—	—	94,491	113,393	37,800	75,594
Continued Coverage of Employee Benefits(8)	—	—	2,931	2,931	—	—

Total Termination Benefits:(9)	$—	$—	$269,922	$288,824	$37,800	$75,594

John Tomlin
Cash Severance—Base Salary	$—	$—	$127,500	$127,500	$—	$—
Cash Severance—Bonus	—	—	50,000	50,000	—	—
Vesting Acceleration(7)	—	—	94,491	113,393	37,800	75,594
Continued Coverage of Employee Benefits(8)	—	—	6,067	6,067	—	—

Total Termination Benefits:(9)	$—	$—	$278,058	$296,960	$37,800	$75,594

Cliff Walker
Cash Severance—Base Salary	$—	$—	$120,000	$120,000	$—	$—
Cash Severance—Bonus	—	—	50,000	50,000	—	—
Vesting Acceleration(7)	—	—	104,699	125,639	41,882	83,758
Continued Coverage of Employee Benefits(8)	58,616	—	2,931	2,931	—	—

Total Termination Benefits(9)	$58,616	$—	$277,630	$298,570	$41,882	$83,758

(1)	Reflects medical and dental benefits until the age of 65 based upon the rates at December 31, 2006.

(2)	Reflects benefits in the event of involuntary termination other than for cause or voluntary termination for good reason; with respect to Mr. Balakrishnan twelve months salary plus his targeted annual bonus plus 50% of all his then-unvested options plus twelve months medical and dental coverage.
(3)	Reflects benefits in the event of a change of control where the acquiring company assumes outstanding options. For termination within 18 months of a change of control other than for cause or voluntary termination for good reason; with respect to Mr. Balakrishnan twelve months salary plus his targeted annual bonus plus 100% of all his then-unvested options plus twelve months medical and dental coverage; for all others, six months salary plus 50% of targeted bonus plus 25% of unvested options would vest upon change of control and 50% of then-unvested options would vest upon severance plus six months medical and dental coverage.
(4)	Reflects benefits in the event of a change of control where the acquiring company did not assume outstanding options. For termination other than for cause or voluntary termination for good reason; with respect to Mr. Balakrishnan twelve months salary plus his targeted annual bonus plus 100% of all his then-unvested options plus twelve months medical and dental coverage; for all others, six months salary plus 50% of targeted bonus plus 50% of unvested options would vest upon change of control and 50% of then-unvested options would vest upon severance plus six months medical and dental coverage.
(5)	Reflects benefits in the event of a change of control where the acquiring company assumes outstanding options and continuation of service. With respect to Mr. Balakrishnan 50% of all his then-unvested options would vest; for all others, 25% of the unvested options would vest.
(6)	Reflects benefits in the event of a change of control where the acquiring company did not assume outstanding options and continuation of service. With respect to Mr. Balakrishnan 100% of all his then-unvested options would vest; for all others, 50% of the unvested options would vest.
(7)	Reflects the aggregate market value of unvested option grants. For unvested option grants, aggregate market value is computed by multiplying (i) the difference between $23.45, the closing price per share on the Pink Sheets at December 29, 2006, and the exercise price of the option, by (ii) the number of shares underlying unvested options at December 29, 2006.
(8)	For retirement, upon completion of service and age requirements, health coverage is paid until the age of 65. For severance, reflects the cost of health coverage (COBRA) to maintain the benefits currently provided.
(9)	Assuming a termination date of December 29, 2006 and a price per share of $23.45, Power Integrations believes that the named executives listed in the table above would not have been entitled to a gross-up payment for any excise tax liabilities under Section 280G of the Internal Revenue Code.

Compensation of Directors

Each of our board members, with the exception of our one employee director, Balu Balakrishnan, receives $5,000 per quarter to serve as a member of our board of directors. In addition, the chairman of our audit committee, compensation committee and nominating committee receive $5,000, $1,875, and $1,250 per quarter, respectively, to serve as chairpersons of these committees. Our non-employee board members receive compensation to attend board meetings via phone or in person of $750 and $1,500, respectively. The members of our audit, compensation and nominating committees receive additional compensation for committee meeting attendance via phone or in person of $500 and $1,000, respectively. Non-employee directors are reimbursed for all reasonable travel and related expenses incurred in connection with attending board and committee meetings. The two members of our Special Committee, which was established in March 2006 in connection with our investigation of previous stock option grant activity, each received a one-time payment of $25,000.

Additionally, directors who are not employees of Power Integrations each receive options to purchase shares of common stock under the 1997 Outside Directors Stock Option Plan (the “Directors Plan”). The Directors Plan provides for the automatic grant of nonstatutory stock options to our nonemployee directors over their period of service on the board of directors. The Directors Plan provides that each future nonemployee director of Power Integrations will be granted an option to purchase 30,000 shares of common stock on the date on which such individual first becomes a nonemployee director of Power Integrations (the ‘‘Initial Grant’’). Thereafter, each nonemployee director who has served on the board of directors continuously for 12 months will be granted an additional option to purchase 10,000 shares of common stock (an ‘‘Annual Grant’’). Subject to an optionee’s continuous service with Power Integrations, 1/3rd of an Initial Grant will become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continuous service. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service. In the event of certain changes in control of Power Integrations, all options outstanding under the Directors Plan will become immediately vested and exercisable in full.

Mr. Earhart, who left the board of directors as of May of 2006, waived his right to receive a fee and grant of stock options as compensation for his services in 2005 as a director. Mr. Balakrishnan, our chief executive officer and president, is not separately compensated for his services as a member of the board of directors.

The following table shows for the fiscal year ended December 31, 2006 certain information with respect to the compensation of all non-employee directors of Power Integrations:

Director Compensation for Fiscal Year 2006

Name	Fees Earned(1)	Option Awards(2)(3)	Total
Alan D. Bickell	$78,250	$317,389	$395,639
Balakrishnan S. Iyer	$78,750	$316,963	$395,713
R. Scott Brown	$42,000	$247,295	$289,295
Dr. James Fiebiger	$56,000	$498,715	$554,715
Steven J. Sharp	$42,250	$326,988	$369,238
Nicholas E. Brathwaite	$40,000	$310,506	$350,506
E. Floyd Kvamme	$65,000	$326,988	$391,988

(1)	This column represents annual director fees, committee chairman fees and meeting attendance fees earned in 2006. It excludes fees paid in 2006 but earned in 2005.
(2)	The amounts shown in this column represent the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS No. 123(R), excluding an estimate of forfeitures related to service-based vesting conditions, and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are described in Note 5, “Stockholders’ Equity,” in our notes to consolidated financial statements. All grants were made subject to individual award agreements, the form of which was previously filed with the SEC.
(3)	The following options were outstanding as of December 31, 2006: Mr. Bickell, 115,000; Mr. Iyer, 50,000; Mr. Brown, 115,000; Mr. Fiebiger, 30,000; Mr. Sharp, 105,000; Mr. Brathwaite, 75,834; and Mr. Kvamme, 135,000.

Grants of Options to Directors

The following table sets forth each grant of options to Power Integrations’ non-employee directors during 2006 under the Directors’ Plan, together with the exercise price per share and grant fair value of each award computed in accordance with SFAS No. 123(R) using the Black-Scholes-Merton model. Subject to Mr. Fiebiger’s continued service with Power Integrations, 1/3rd of Mr. Fiebiger’s Initial Grant will become exercisable one year after the date of grant and 1/36th of his Initial Grant will become exercisable monthly thereafter. The Annual Grants to the other directors listed below will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continued service. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service.

Non-employee Director	Options Granted in 2006 (#)	Grant Date	Exercise Price Per Share ($)	Grant Date Fair Value of Option Award ($)
Alan D. Bickell	10,000	04/21/06	23.96	132,508
Balakrishnan S. Iyer	10,000	02/13/06	25.88	137,500
R. Scott Brown	10,000	07/15/06	15.29	81,083
Dr. James Fiebiger	30,000	03/22/06	24.79	396,081
Steven J. Sharp	10,000	12/12/06	25.48	134,148
Nicholas E. Brathwaite	10,000	01/31/06	26.49	140,741
E. Floyd Kvamme	10,000	12/12/06	25.48	134,148

Compensation Committee Interlocks and Insider Participation

During 2006, Power Integrations’ compensation committee consisted of Mr. Kvamme, Mr. Brown and Mr. Bickell. None of the members of the compensation committee during 2006 is or was an officer or employee of Power Integrations or its subsidiaries. None of Power Integrations’ executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Power Integrations’ board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of June 30, 2007, with respect to the beneficial ownership of Power Integrations’ common stock by:

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

	Beneficial Ownership
Beneficial Owners(1)	Number of Shares(2)	Percent of Total(3)
5% Stockholders
Wasatch Advisors, Inc.(4)	3,686,121	12.85%
150 Social Hall Avenue Suite 400
Salt Lake City, UT 84111
Franklin Resources, Inc. and affiliates(5)	2,536,049	8.84%
One Franklin Parkway
San Mateo, CA 94403
Lord, Abbett & Co. LLC(6)	1,774,465	6.19%
90 Hudson Street
Jersey City, NJ 07302
FMR Corp.(7)	2,370,000	8.26%
82 Devonshire Street
Boston, MA 02109

Executive officers and directors
Balu Balakrishnan(8)	1,701,848	5.93%
John Cobb(9)	221,287	*
Bruce Renouard(10)	254,347	*
Rafael Torres(11)	150,000	*
John Tomlin(12)	294,642	1.03%
Clifford J. Walker(13)	302,961	1.06%
Alan D. Bickell(14)	99,333	*
Nicholas E. Brathwaite(15)	65,000	*
R. Scott Brown(16)	100,833	*
Dr. James Fiebiger(17)	14,166	*
Balakrishnan S. Iyer(18)	35,000	*
E. Floyd Kvamme(19)	244,306	*
Steven J. Sharp(20)	81,666	*
All current executive officers and directors as a group (14 persons) (21)	3,758,060	13.10%

*	Less than 1%
(1)	Power Integrations believes that the persons named in the table have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws (where applicable) and to the information contained in the footnotes to this table.
(2)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options to purchase common stock. Generally, options to purchase common stock of Power Integrations held by executive officers are immediately exercisable but are subject to vesting. Options to purchase common stock that are exercised prior to full vesting are subject to repurchase by us until the common stock so purchased becomes fully vested. Options to purchase common stock granted to our directors are not immediately exercisable.
(3)	Percentages are based on 28,682,475 shares of common stock outstanding on June 30, 2007, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after June 30, 2007, or August 29, 2007, are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership. Rights to acquire our common stock are not exercisable while the registration statements registering the sale of our common stock are not effective, which is the case until such time as we are current in our SEC filings and are re-listed on Nasdaq, or another national exchange. We have assumed rights to acquire our common stock are exercisable for purposes of this calculation.

(4)	Based on a Form 13F filed with the SEC on May 15, 2007, as of March 31, 2007, Wasatch Advisors, Inc. held 3,686,121 shares.
(5)	Based on a Form 13G filed with the SEC on February 5, 2007, as of December 31, 2006, covering ownership by Franklin Advisers, Inc., Franklin Templeton Portfolio Advisors, Inc. and Franklin Templeton Investments (Asia) Limited, Franklin Advisers, Inc. had sole power to dispose of (or direct the disposition of) 1,583,800 shares and vote (or direct the vote of) 1,545,400 shares, Franklin Templeton Portfolio Advisors, Inc. had sole power to dispose of (or direct the disposition of) and vote (or direct the vote of) 951,719 shares and Franklin Templeton Investments (Asia) Limited had sole power to dispose of (or direct the disposition of) and vote (or direct the vote of) 530 shares.
(6)	Based on a Form 13G filed with the SEC on May 14, 2007, as of March 31, 2007, Lord, Abbett & Co. LLC had sole power to dispose of (or direct the disposition of) 1,774,465 shares and vote (or direct the vote of) 1,494,915 shares.
(7)	Based on a Form 13G filed with the SEC on February 14, 2007, as of December 31, 2006, the reported shares are beneficially owned by Fidelity Management and Research Company (“Fidelity”), a wholly owned subsidiary of FMR Corp. and an investment advisor, as a result of acting as investment advisor to various investment companies. Edward C. Johnson 3d and FMR Corp., through FMR’s control of Fidelity and the funds, each had the sole power to dispose (or direct the disposition of) 2,370,000 shares and the sole power to vote (or direct the vote of) 0 shares.
(8)	Consists of 237,104 shares held by the Balu and Mohini Balakrishnan Family Trust Dated 6-9-1993, of which Mr. Balakrishnan is a trustee, and 1,464,744 shares of common stock issuable upon exercise of options, of which 208,334 shares are unvested as of August 29, 2007 (see footnote 2 of this table).
(9)	Includes 216,249 shares of common stock issuable upon exercise of options exercisable within 60 days after June 30, 2007.
(10)	Includes 253,032 shares of common stock issuable upon exercise of options, of which 46,563 shares are unvested as of August 29, 2007 (see footnote 2 of this table).
(11)	Consists of 150,000 shares of common stock issuable upon exercise of options, of which 109,375 shares are unvested as of August 29, 2007 (see footnote 2 of this table).
(12)	Consists of 7,192 shares held by Mr. Tomlin and his spouse in a joint account and 287,450 shares of common stock issuable upon exercise of options, of which 47,188 shares are unvested as of August 29, 2007 (see footnote 2 of this table).
(13)	Includes 293,009 shares of common stock issuable upon exercise of options, of which 48,334 shares are unvested as of August 29, 2007 (see footnote 2 of this table).
(14)	Includes 98,333 shares of common stock issuable upon exercise of options exercisable within 60 days after June 30, 2007.
(15)	Includes 60,834 shares of common stock issuable upon exercise of options exercisable within 60 days after June 30, 2007.
(16)	Includes 95,833 shares of common stock issuable upon exercise of options exercisable within 60 days after June 30, 2007.
(17)	Consists of 14,166 shares of common stock issuable upon exercise of options within 60 days after June 30, 2007.
(18)	Consists of 35,000 shares of common stock issuable upon exercise of options exercisable within 60 days after June 30, 2007.
(19)	Includes 111,666 shares of common stock issuable upon exercise of options exercisable within 60 days after June 30, 2007.
(20)	Consists of 81,666 shares of common stock issuable upon exercise of options exercisable within 60 days after June 30, 2007.
(21)	Consists of shares held by each executive officer and director, including 116,666 shares of common stock issuable upon exercise of options by Doug Bailey, of which 62,084 shares are unvested as of August 29, 2007, 4,809 shares held by Derek Bell, 292,483 shares of common stock issuable upon exercise of options by Derek Bell, of which 46,563 shares are unvested as of August 29, 2007, and the shares described in footnotes 8 and 10 through 20, above.

Equity Compensation Plan Information

The following table provides information about Power Integrations’ common stock that may be issued upon the exercise of options and rights under all of the existing equity compensation plans as of December 31, 2006, including the Power Integrations 1988 Stock Option Plan, the Power Integrations 1997 Stock Option Plan, the Power Integrations 1997 Outside Directors Stock Option Plan, the Power Integrations 1997 Employee Stock Purchase Plan and the Power Integrations 1998 Nonstatutory Stock Option Plan.

Plan category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options And Rights (a)		Weighted-Average Exercise Price Of Outstanding Options And Rights (b)		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)) (c)
Equity compensation plans approved by security holders	19,369 7,622,760 565,834 N/A	(1) (2) (3) (4)	$ $ $	0.80 19.86 23.68 N/A	— 2,443,198 136,668 390,700
Equity compensation plans not approved by security holders	283,567	(5)		$19.75	3,497

Total	8,491,530			$20.06	2,974,063

(1)	Issued under the Power Integrations 1988 Stock Option Plan.
(2)	Issued under the Power Integrations 1997 Stock Option Plan. The number of shares reserved for issuance under the 1997 Stock Option Plan is subject to an automatic increase on January 1, 2007 by a number of shares equal to 3.5% of the issued and outstanding common stock on December 31, 2006.
(3)	Issued under the Power Integrations 1997 Outside Directors Stock Option Plan.
(4)	Issued under the Power Integrations 1997 Employee Stock Purchase Plan.
(5)	Issued under the Power Integrations 1998 Nonstatutory Stock Option Plan.

Although the principal features of the 1998 Nonstatutory Stock Option Plan, also referred to as the 1998 Plan, are summarized below, the summary is qualified in its entirety by the full text of the 1998 Plan. Stockholder approval of the 1998 Plan was not required. A copy of the 1998 Plan can be found as filed on May 12, 2003 with the Securities and Exchange Commission in our Quarterly Report on Form 10-Q.

Material Features of the 1998 Plan

We have reserved a maximum of 1,000,000 shares of Common Stock for issuance under the 1998 Plan. The 1998 Plan permits the grant of nonstatutory stock options to employees and consultants with exercise prices equal to no less than 85% of the fair market value of our Common Stock on the date of grant. Options granted under the 1998 Plan generally vest at the rate of 1/4th of the shares on the first anniversary of the date of grant and 1/48th of the shares monthly thereafter. In general, the maximum term of options is 10 years, subject early termination upon an optionee’s cessation of employment or service. An option will generally remain exercisable for three months following termination for any reason other than death or disability, and six months if termination is due to death or disability. The board of directors may amend or terminate the 1998 Plan at any time.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

We did not conduct any transactions with related persons in fiscal 2006 that would require disclosure in this Form 10-K or approval by the Audit Committee or another independent body of the board of directors.

Related Party Transactions Policies and Procedures

Our policy, included in our Code of Business Conduct and Ethics, is that all directors, officers, and employees must avoid any activity that is or appears to conflict with the interests of Power Integrations. Our directors, officers, and employees are aware of the applicable provisions of our Code of Business Conduct and Ethics, and we become aware of related party transactions through periodic reviews by, and notifications to, management, including the completion of an annual Director and Officer questionnaire. We conduct a review of all related party transactions for potential conflict of interest. Any potential conflicts of interest must be reviewed and ratified, if applicable, by the Audit Committee and or another independent body of our board of directors. During fiscal 2006 we did not have any related party transactions requiring review, nor did we have any transactions where the policy and procedure were not followed.

Director Independence

The information required by this Item related to the names of our current directors and the independence of our current directors is incorporated by reference to information set forth in Part III, Item 10. In addition to our current directors, Howard Earhart served as our Chairman of the Board until his resignation in May 2006. Mr. Earhart was our chief executive officer and a director from 1995 through 2002. Mr. Earhart was also determined to be an independent director during 2006.

Item 14. Principal Accountant Fees and Services.

On June 16, 2005, Deloitte & Touche LLP, was appointed as our independent registered public accounting firm. The following table sets forth the aggregate fees billed to Power Integrations for the fiscal years ended December 31, 2006 and 2005, by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, or Deloitte, our current independent registered public accounting firm (in thousands).

	Fiscal 2006	Fiscal 2005
Audit Fees(1)	$1,727	$654
Audit-Related Fees(2)	625	1,959
Tax Fees	9	—
All Other Fees	—	—

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements. Audit fees for 2006 and 2005 include fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.
(2)	Audit-related fees are primarily related to the restatement of our consolidated financial statements for fiscal years starting 1998 through the third quarter of 2005.

We did not engage Deloitte to provide advice regarding financial information systems design and implementation during 2006 and 2005.

Termination of KPMG LLP

On June 16, 2005, Power Integrations terminated KPMG LLP, or KPMG, as our independent registered public accountants. The decision to terminate KPMG was approved by the audit committee of our board of directors. This event was disclosed in our Form 8-K filed on June 22, 2005.

The following table sets forth the aggregate fees billed to Power Integrations for the fiscal years ended December 31, 2006 and 2005 by KPMG LLP, our former independent registered public accounting firm (in thousands).

	Fiscal 2006	Fiscal 2005
Audit Fees(1)	$—	$65
Audit-Related Fees(2)	139	550
Tax Fees	—	—
All Other Fees	—	—

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees are primarily related to the restatement of our consolidated financial statements for fiscal years starting 1998 through the third quarter of 2005.

We did not engage KPMG LLP to provide advice regarding financial information systems design and implementation during 2006 or 2005.

Pre-Approval Policies and Procedures

All the fees for 2006 and 2005 described above were pre-approved by the Audit Committee.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form:

1. Financial Statements

2. Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

See Index to Exhibits at the end of this Report, which is incorporated by reference here. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Power Integrations, Inc.

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2006 and 2005 listed in the Index at Item 15 (a) (2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 7, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

August 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Power Integrations, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Power Integrations, Inc. and subsidiaries (the Company) for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2004 as listed in the index of Item 15. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Power Integrations, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted in the accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Mountain View, California

March 15, 2005, except as to note 3,

which is as of March 2, 2007.

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,937	$109,879
Restricted cash	1,300	—
Short-term investments	2,506	16,200
Accounts receivable, net of allowances of $527 and $469 in 2006 and 2005, respectively	10,489	13,488
Inventories	28,280	17,929
Deferred tax assets	2,199	1,551
Prepaid expenses and other current assets	4,009	1,328

Total current assets	173,720	160,375

INVESTMENTS	3,999	4,422
NOTE RECEIVABLE	10,000	10,000
PROPERTY AND EQUIPMENT, net	53,475	48,890
INTANGIBLE ASSETS, net	5,895	3,594
DEFERRED TAX ASSETS	13,485	9,221
OTHER ASSETS	285	419

Total assets	$260,859	$236,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,592	$5,410
Accrued payroll and related expenses	8,668	7,038
Taxes payable	14,509	10,277
Deferred income on sales to distributors	4,901	3,479
Accrued professional fees	3,294	1,270
Other accrued liabilities	129	88

Total current liabilities	40,093	27,562

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value
Authorized— 3,000,000 shares
Outstanding—None	—	—
Common Stock, $0.001 par value
Authorized—140,000,000 shares
Outstanding—28,657,897 and 29,366,720 in 2006 and 2005, respectively	29	29
Additional paid-in capital	135,307	134,196
Deferred compensation	—	(746)
Accumulated translation adjustment	4	(121)
Retained earnings	85,426	76,001

Total stockholders’ equity	220,766	209,359

Total liabilities and stockholders’ equity	$260,859	$236,921

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

NET REVENUES	$162,403	$143,071	$136,653
COST OF REVENUES	73,794	72,979	71,856

GROSS PROFIT	88,609	70,092	64,797

OPERATING EXPENSES:
Research and development	24,415	17,111	15,440
Sales and marketing	25,712	18,314	16,070
General and administrative	34,648	15,665	7,969

Total operating expenses	84,775	51,090	39,479

INCOME FROM OPERATIONS	3,834	19,002	25,318

OTHER INCOME (EXPENSE):
Interest income	6,468	3,820	1,809
Interest expense	(6)	(218)	265
Other, net	(538)	(453)	(754)

Total other income	5,924	3,149	1,320

INCOME BEFORE PROVISION FOR INCOME TAXES	9,758	22,151	26,638
PROVISION FOR INCOME TAXES	333	6,453	6,138

NET INCOME	$9,425	$15,698	$20,500

EARNINGS PER SHARE:
Basic	$0.32	$0.53	$0.67

Diluted	$0.31	$0.51	$0.64

SHARES USED IN PER SHARE CALCULATION:
Basic	29,059	29,568	30,802

Diluted	30,819	30,843	32,229

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Translation Adjustment	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2004	30,408	$30	$161,843	$(7,001)	$(121)	$39,803	$194,554
Issuance of common stock under employee stock option plan	492	—	6,805	—	—	—	6,805
Repurchase of common stock	(590)	—	(11,799)	—	—	—	(11,799)
Issuance of common stock under employee stock purchase plan	182	—	2,294	—	—	—	2,294
Excess income tax benefits from employee stock option exercises	—	—	2,108	—	—	—	2,108
Stock-based compensation expense for variable awards	—	—	(2,558)	491	—	—	(2,067)
Stock-based compensation expense for fixed awards	—	—	(80)	117	—	—	37
Amortization of deferred stock-based compensation	—	—		3,317	—	—	3,317
Translation adjustment	—	—	—	—	7	—	7
Net income	—	—	—	—	—	20,500	20,500

BALANCE AT DECEMBER 31, 2004	30,492	30	158,613	(3,076)	(114)	60,303	215,756
Issuance of common stock under employee stock option plan	414	—	5,467	—	—	—	5,467
Repurchase of common stock	(1,692)	(1)	(33,661)	—	—	—	(33,662)
Issuance of common stock under employee stock purchase plan	153	—	2,407	—	—	—	2,407
Excess income tax benefits from employee stock option exercises	—	—	646	—	—	—	646
Stock-based compensation expense for variable awards	—	—	744	16	—	—	760
Stock-based compensation expense for fixed awards	—	—	(20)	27	—	—	7
Amortization of deferred stock-based compensation	—	—	—	2,287	—	—	2,287
Translation adjustment	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	15,698	15,698

BALANCE AT DECEMBER 31, 2005	29,367	29	134,196	(746)	(121)	76,001	209,359
Issuance of common stock under employee stock option plan	294	—	4,248	—	—	—	4,248
Repurchase of common stock	(1,085)	—	(19,643)	—	—	—	(19,643)
Issuance of common stock under employee stock purchase plan	82	—	1,315	—	—	—	1,315
Excess income tax benefits from employee stock option exercises	—	—	179	—	—	—	179
Stock-based compensation expense related to employee stock options	—	—	15,114	—	—	—	15,114
Stock-based compensation expense related to employee stock purchases	—	—	644	—	—	—	644
.
Elimination of deferred compensation in relation to the adoption of SFAS No. 123(R)	—	—	(746)	746	—	—	—
Translation adjustment	—	—	—	—	125	—	125
Net income	—	—	—	—	—	9,425	9,425

BALANCE AT DECEMBER 31, 2006	28,658	$29	$135,307	$—	$4	$85,426	$220,766

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,425	$15,698	$20,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,097	6,264	6,880
Stock-based compensation expense	15,460	3,118	1,288
Deferred income taxes	(4,912)	(24)	737
Provision for accounts receivable and other allowances	420	593	445
Excess tax benefit from stock options exercised	(172)
Tax benefit associated with employee stock plans	179	646	2,108
Stock compensation to non-employees		7	37
Change in operating assets and liabilities:
Accounts receivable	2,579	(1,331)	(2,360)
Inventories	(10,053)	7,473	(2,241)
Prepaid expenses and other assets	(2,545)	1,121	295
Accounts payable	2,295	(3,170)	396
Taxes payable and other accrued liabilities	8,035	5,208	1,501
Deferred income on sales to distributors	1,422	421	493

Net cash provided by operating activities	29,230	36,024	30,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,082)	(3,190)	(6,363)
Acquisition of technology patents/licenses	(3,000)	(1,101)	(1,740)
Loan to supplier	—	(10,000)	—
Restricted cash	(1,300)	—	—
Purchases of available-for-sale investments	—	—	(45,775)
Proceeds from sales of available-for-sale investments	—	11,200	52,890
Purchases of held-to-maturity investments	(24,851)	(7,806)	(30,183)
Proceeds from sales of held-to-maturity investments	38,969	3,144	19,182

Net cash used in investing activities	(264)	(7,753)	(11,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	5,563	7,874	9,101
Repurchase of common stock	(19,643)	(33,662)	(11,799)
Excess tax benefit from stock options exercised	172
Principal payments under capitalized lease obligations	—	—	(41)

Net cash used by financing activities	(13,908)	(25,788)	(2,739)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,058	2,483	15,351
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,879	107,396	92,045

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,937	$109,879	$107,396

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$887	$(165)	$32

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6	$—	$—

Cash paid for income taxes, net	$909	$1,385	$(157)

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

1. THE COMPANY:

Power Integrations, Inc., (or the “Company”), was incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits for use primarily in AC-DC and DC-DC power conversion in the consumer, communications, computer and industrial electronics markets.

The Company is subject to a number of risks including, among others, the volume and timing of orders received from customers, competitive pressures on selling prices, the demand for its products declining in the major end markets it serves, SEC and U.S Department of Justice investigations and stockholder litigation related to the Company’s recent internal investigation (see note 7), recently enacted changes in securities laws and regulations, including the Sarbanes-Oxley Act of 2002, the inability to adequately protect or enforce its intellectual property rights, expenses it is required to incur in connection with its litigation against Fairchild Semiconductor and System General Corporation, the volume and timing of orders placed by it with its wafer foundries and assembly subcontractors, fluctuations in the exchange rate between the U.S. dollar and the Japanese yen, the licensing of its intellectual property to one of its wafer foundries, the lengthy timing of its sales cycle, undetected defects and failures in meeting the exact specifications required by its products, reliance on its international sales activities which account for a substantial portion of net revenues, its ability to develop and bring to market new products and technologies on a timely basis, the ability of its products to penetrate additional markets, attraction and retention of qualified personnel in a competitive market, changes in environmental laws and regulations, the adoption of anti-takeover measures, the volatility of the future trading price of its common stock and earthquakes, terrorist acts or other disasters.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany transactions and balances.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for receivables and inventories. These estimates are based on historical facts and various other assumptions that the Company believes to be reasonable at the time the estimates are made.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents and Investments

The Company considers cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of December 31, 2006 and 2005, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were valued using the amortized cost method, which approximates fair market value. All investments are classified as held-to-maturity except auction rate securities which are classified as available-for-sale. At the end of fiscal 2005 and fiscal 2006, the Company held no auction rate securities.

The table below summarizes the carrying value of the Company’s investments by major security type (in thousands):

	December 31,
	2006	2005
Cash Equivalents:
Taxable securities	$110,922	$86,037
Tax-exempt securities	—	6

Total cash equivalents	110,922	86,043

Short-term Investments:
U.S. corporate securities	6	1,670
U.S. government securities	2,500	14,530

Total short-term investments	2,506	16,200

Investments, matures in excess of 1 year	3,999	4,422

Total investment securities	$117,427	$106,665

Restricted Cash

The Company’s restricted cash balance of $1.3 million at December 31, 2006 consists of an interest-bearing certificate of deposit at Union Bank of California. The certificate of deposit bears interest at rates ranging from 3.55% to 4.64% and is renewed every 90 days. The current maturity for the certificate of deposit is July 30, 2007. The Company entered into a security agreement with the bank, whereby it agreed to maintain $1.3 million in an interest-bearing certificate of deposit with the bank. The certificate of deposit is restricted based on the bank’s requirement that the Company maintain a restricted cash account in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. This account is established in accordance with an agreement between the Company and the bank. As of December 31, 2006, there were two outstanding letters of credit totaling approximately $1.2 million. This agreement remains in effect until cancellation of the Company’s letters of credit or until the Company reestablishes its line of credit with the Union Bank of California.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	December 31,
	2006	2005
Raw materials	$7,869	$1,683
Work-in-process	6,767	6,431
Finished goods	13,644	9,815

Total	$28,280	$17,929

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Land	$16,453	$16,453
Building and improvements	25,200	25,049
Machinery and equipment	49,600	41,130
Office furniture and equipment	15,436	13,249

	106,689	95,881
Accumulated depreciation	(53,214)	(46,991)

Total	$53,475	$48,890

Depreciation and amortization expense of property and equipment for fiscal years ending 2006 and 2005 was approximately $6,398 and $5,853, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years or life of lease agreement, if shorter
Machinery and equipment	2-5 years
Office furniture and equipment	4 years

Total fixed assets located in the United States at December 31, 2006, 2005 and 2004 were approximately 81%, 85% and 87%, of total long-lived assets, respectively. Of the total long-lived assets located in foreign countries, there was no individual country that held a material amount.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. We amortize the cost of intangible assets over the term of the acquired license or patent rights, which range from five to twelve years. In fiscal 2006, we acquired a technology license for $3.0 million, which has a ten year useful life. Amortization for intangible assets was approximately $0.7 million in 2006, and $0.4 million in 2005. We do not believe there is any significant residual value associated with the following intangible assets:

	December 31, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(In thousands)
Patent rights	$3,165	$(978)	$2,187	$3,165	$(617)	$2,548
Technology licenses	4,057	(375)	3,682	1,057	(44)	1,013
Other intangibles	37	(11)	26	37	(4)	33

Total Intangible Assets	$7,259	$(1,364)	$5,895	$4,259	$(665)	$3,594

The estimated future amortization expense related to intangible assets at December 31, 2006 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2007	$774
2008	774
2009	763
2010	728
2011	696
Thereafter	2,160

Total	$5,895

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Currently the Company has no impairment of long-lived assets nor any assets held for disposal.

Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options and computed using the treasury stock method.

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Basic earnings per share:
Net income	$9,425	$15,698	$20,500

Weighted-average common shares	29,059	29,568	30,802

Basic earnings per share	$0.32	$0.53	$0.67

Diluted earnings per share:
Net income	$9,425	$15,698	$20,500

Weighted-average common shares	29,059	29,568	30,802
Effect of dilutive securities:
Stock options	1,760	1,264	1,386

Employee stock purchase plan	—	11	41

Diluted weighted-average common shares	30,819	30,843	32,229

Diluted earnings per share	$0.31	$0.51	$0.64

Options to purchase 3,554,345, 1,969,496 and 1,639,142 shares of Company’s common stock outstanding for the years ended December 31, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share. This was due to the exercise prices of these options to purchase shares of the Company’s common stock being greater than the average market price of the Company’s common stock during those periods, making their effect anti-dilutive.

Comprehensive Income

Comprehensive income for the Company consists of net income plus the effect of foreign currency translation adjustments and unrealized gains / losses on available for sale securities, net of income taxes, which is not material for each of the three years ended December 31, 2006, 2005 and 2004. Accordingly, comprehensive income closely approximates actual net income.

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

Revenue Recognition, Significant Customers

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers from the Company’s facility in

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

California are “delivered at frontier,” commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country, and revenue is recognized upon the arrival of the Company’s product in that country. Beginning in December 2005, shipping terms to the Company’s international OEMs and merchant power supply manufacturers shipped from the Company’s facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouse. Shipments to North and South American OEMs and merchant power supply manufacturers are “FOB-point of origin” meaning revenue is recognized upon shipment, when the title is passed to the customer.

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

Approximately 63% of the Company’s sales were made to distributors in 2006. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. After the distributor ships product to its customer, the distributor submits a “ship and debit” claim to the Company to adjust its cost from the standard price to the pre-approved lower price. After verification by the Company, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. The Company maintains a reserve for these credits that appears as a reduction to accounts receivable in the Company’s accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in the Company’s net revenues. To establish the adequacy of its reserves, the Company analyzes historical ship and debit payments and levels of inventory in the distributor channels.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2006, 2005 and 2004, the Company’s top ten customers, including distributors that resell the Company’s products to OEMs and merchant power supply manufacturers, accounted for approximately 58%, 69% and 71% of net revenues, respectively.

The following distribution customers accounted for more than 10% of total net revenues:

	Year Ended December 31,
Customer	2006	2005	2004
Avnet (formerly Memec)	23%	19%	19%
Synnex Technologies	—	18%	19%

Export Sales

The Company markets its products in and outside of North and South America through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of North and South America, are comprised of the following:

	Year Ended December 31,
	2006	2005	2004
Taiwan	15%	27%	25%
Hong Kong/China	32%	24%	26%
Korea	20%	20%	19%
Western Europe	10%	10%	9%
Germany	5%	4%	5%
Japan	5%	5%	4%
Singapore	3%	3%	2%
Other	3%	—%	2%

Total export sales	93%	93%	92%

The remainder of the Company’s sales are to customers within North and South America, primarily located in the United States, with some sales to customers located in Mexico and Brazil.

Product Sales

Sales of TOPSwitch and TinySwitch products accounted for 89%, 95% and 97% of total net revenues in 2006, 2005 and 2004, respectively. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX, and TOPSwitch-GX. TinySwitch products include TinySwitch, TinySwitch–II, TinySwitch-III and PeakSwitch.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue mix by product family is comprised of the following:

	Year Ended December 31,
Product Family	2006	2005	2004
TinySwitch	53%	57%	54%
TOPSwitch	36%	38%	43%
LinkSwitch	9%	5%	3%
DPA-Switch	2%	—	—

Revenue mix by end markets served is comprised of the following:

	Year Ended December 31,
End Market	2006	2005	2004
Consumer	32%	30%	33%
Communications	28%	29%	31%
Computer	19%	23%	22%
Industrial	15%	11%	8%
Other	6%	7%	6%

Foreign Currency Risk

The Company does not currently employ a foreign currency hedge program utilizing foreign currency forward exchange contracts. The Company maintains a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the years ended December 31, 2006, 2005 and 2004, the Company realized foreign exchange transaction losses of approximately $236,000, $167,000 and $336,000, respectively. These amounts are included in “other income (expense)” in the accompanying consolidated statements of income.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $0.8 million, $0.8 million, and $0.6 million, in 2006, 2005 and 2004, respectively.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. In accordance with SFAS No. 123, the Company disclosed its net income (loss) per share as if the Company had applied the fair value-based method in measuring compensation expense for its share-based incentive awards.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on that date includes expenses associated with the fair value of all awards granted on and after January 1, 2006, and expense for the unvested portion of previously granted awards outstanding on January 1, 2006. Results for prior periods have not been restated.

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

Estimated Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures, and records share-based compensation expense only for those awards that are expected to vest.

Fair Value of Financial Instruments

The estimated fair value of the Company’s note to its supplier was approximately $9.9 million at December 31, 2006. The fair value was estimated using a pricing model incorporating current market rates. The note had a carrying cost of $10.0 million at December 31, 2006.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value of cash, cash equivalents, restricted cash, investments, excluding the Company’s note to its supplier, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2006 and 2005, because of the relatively short maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2006 and 2005, approximately 67% and 69% of accounts receivable, respectively, were concentrated with ten customers. The Company had two distribution customers that represented 22% and 8% of accounts receivable as of December 31, 2006. The Company’s two largest distribution customers represented 18% and 11% of accounts receivable as of December 31, 2005.

Indemnifications

The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (DSA). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages that may be awarded against the distributor in the event the Company’s hardware is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party (Customer Indemnification). The DSA generally limits the scope of and remedies for the Customer Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification right to individual customers.

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2006. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently in the process of

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for the Company’s fiscal year 2007. The Company does not believe that the adoption of SAB 108 will have a material impact on its consolidated financial position and results of operation.

In February 2007, the Financial Accounting Standards Board, or FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS No. 159, the Company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if the Company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company in the first quarter of 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, that SFAS No. 159 will have on the Company’s consolidated results of operations and financial condition.

In July 2006, FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

limitations. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN 48 as of January 1, 2007. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. The Company has substantially completed its analysis and documentation of any potential impacts of implementing FIN 48. The Company has concluded that its tax contingencies will decrease by approximately $1 million as a result of the implementation of FIN 48.

During fiscal 2006, the Company adopted the following accounting standards, and concluded that none of these standards had a material effect on its consolidated results of operations during such period or at the end of such period:

•

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

•

SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), replacing Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The Company adopted this pronouncement as of January 1, 2006 for error corrections made on or after the date of adoption.

•

FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted FSP 115-1 in the first quarter of fiscal 2006.

•

EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation) (EITF 06-3). EITF 06-3 provides guidance on the presentation in the income statement of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues). EITF 06-3 also requires certain disclosures on a retrospective basis, if the amounts are significant. The Company’s accounting policy is to present the above-mentioned taxes on a net basis, and has concluded that EITF 06-3 does not have a material effect on its financial statements. EITF 06-3 was issued by FASB in July 2006, and adopted by the Company during fiscal 2006.

3. COMMITMENTS AND CONTINGENCIES:

Customer Claims—From time to time in the ordinary course of business the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. During 2004, a small number of product lots of one of the Company’s products were not built to design specifications because of a foundry

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

process defect. As a result of this manufacturing defect, there were a limited number of product failures and the Company replaced all of the parts that had not yet been installed in end-customer products. Several customers made requests for reimbursement of costs and expenses in excess of the Company’s contractual warranty liability. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. After further discussions with its customers, the Company determined that it was appropriate to accrue approximately $481,000 during 2005, related to this manufacturing defect, for customer costs and expenses in excess of the Company’s contractual warranty liability. The Company did not incur additional charges related to this matter and all customer claims were settled in 2006.

Facilities—The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California.

The Company had no capital leasing arrangements as of December 31, 2006. At December 31, 2006 the Company had $15.1 million of non-cancelable purchase obligations.

Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2006 are as follows (in thousands):

Fiscal Year
2007	$548
2008	308
2009	162
2010	68
2011	21

Total minimum lease payments	$1,107

Total rent expense amounted to $0.5 million, $0.4 million and $0.4 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Bank Line of Credit—The Company had a $10.0 million revolving line of credit agreement with Union Bank of California, which expired on October 1, 2006, and restricted the Company from entering into certain transactions, paying or declaring dividends without the bank’s prior consent and contained certain financial covenants. As of December 31, 2006 and 2005, there were no amounts due under the bank line of credit. A portion of the credit line was used to cover advances for commercial letters of credit and standby letters of credit, used primarily for the shipment of wafers from wafer supply manufactures to the Company, and also to its workers compensation insurance carrier as part of its insurance program. As of December 31, 2005, there were outstanding letters of credit totaling approximately $641,000, and as of December 31, 2006 there were outstanding letters of credit totaling approximately $1.2 million. On October 26, 2006, the Company entered into a security agreement with Union Bank of California, whereby it agreed to maintain $1.3 million in an interest bearing certificate of deposit with the bank. The purpose of this agreement is to secure the commercial letters of credit and standby letters of credit. This agreement remains in effect until cancellation of the Company’s letters of credit.

4. PREFERRED STOCK PURCHASE RIGHTS PLAN:

In February 1999, the Company adopted a Preferred Stock Purchase Rights Plan (the Plan) designed to enable all stockholders to realize the full value of their investment and to provide for fair and equal treatment for

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

all stockholders in the event that an unsolicited attempt is made to acquire the Company. Under the Plan, stockholders received one right to purchase one one-thousandth of a share of a new series of preferred stock for each outstanding share of common stock held at $150.00 per right, when someone acquires 15 percent or more of the Company’s common stock or announces a tender offer which could result in such person owning 15 percent or more of the common stock. Each one one-thousandth of a share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to someone acquiring 15 percent, the rights can be redeemed for $0.001 each by action of the board of directors. Under certain circumstances, if someone acquires 15 percent or more of the common stock, the rights permit the stockholders, other than the acquirer, to purchase the Company’s common stock having a market value of twice the exercise price of the rights, in lieu of the preferred stock. Alternatively, when the rights become exercisable, the board of directors may authorize the issuance of one share of common stock in exchange for each right that is then exercisable. The Company’s Board of Directors may, in its discretion, permit a stockholder to increase its ownership percentage to an amount in excess of 15 percent without triggering the provisions of the Plan, and has done so with respect to one investor, allowing that investor to acquire up to 20 percent of the Company’s common stock without triggering the provisions of the Plan. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expire on February 23, 2009.

5. STOCKHOLDERS’ EQUITY:

Preferred Stock

The Company is authorized to issue 3,000,000 shares of $0.001 par value preferred stock, none of which was issued or outstanding during each of the three years ended December 31, 2006, 2005 and 2004.

Common Stock

As of December 31, 2006, the Company was authorized to issue 140,000,000 shares of $0.001 par value common stock.

On October 20, 2004, the Company announced that its board of directors had authorized the repurchase of up to $40 million of the Company’s common stock. The board directed that the repurchases be made pursuant to Rule 10b5-1 of the Exchange Act. From inception of the stock repurchase program in October 2004 through June 30, 2005, the Company repurchased 2,033,270 shares for approximately $40 million. On October 19, 2005, the Company announced that its board of directors had authorized a second stock repurchase program of up to $25 million of the Company’s common stock, with the repurchases again to be made pursuant to Rule 10b5-1 of the Exchange Act. From inception of this second repurchase plan through June 2006, the Company purchased a total of 1,334,216 shares for a total of approximately $25 million, concluding this repurchase program.

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

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Stock Option Plan (the “1997 Plan”), whereby the board of directors may grant incentive stock options and non-qualified stock options to key employees, directors and consultants to purchase the Company’s common stock. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increase on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. As of December 31, 2006, the maximum number of shares that may be issued under the 1997 Plan was 14,085,792 shares, which was comprised of (i) 11,142,828 shares (new shares allocated to the 1997 Plan) and (ii) 2,942,964 shares granted pursuant to the 1988 Plan (the “1988 Plan Options”). In general, options vest over 48 months. Options generally expire no later than ten years after the date of grant (five years if an incentive stock option is granted to a ten percent owner optionee), subject to earlier termination upon an optionee’s cessation of employment or service.

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

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of December 31, 2006, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

The following table summarizes option activity under the Company’s option plans (prices are weighted-average prices):

	Year Ended December 31,
	2006		Aggregate Intrinsic Value	2005		2004
	Shares	Price		Shares	Price	Shares	Price
Options outstanding, Beginning of year	7,569,854	$19.09		6,689,279	$18.99	5,752,100	$16.62
Granted:
Below fair market value	—	—		138,668	$21.08	242,000	$21.64
At fair market value	1,420,992	$24.80		1,409,181	$18.14	1,467,037	$26.27

Total granted	1,420,992	$24.80		1,547,849	$18.40	1,709,037	$25.62
Exercised	(293,501)	$14.45		(414,070)	$13.29	(491,812)	$13.76
Cancelled	(205,815)	$22.79		(253,204)	$21.79	(280,046)	$19.98

Options outstanding, end of year	8,491,530	$20.18		7,569,854	$19.09	6,689,279	$18.99

Vested and exercisable, end of year	5,980,620	$19.17		4,950,914	$17.97	3,870,840	$17.14

Vested and expected to vest at 12/31/06	8,170,325	$20.09	$40,501,214

Weighted-average fair value per option granted below fair market value		$—			$15.77		$17.41

Weighted-average fair value per option granted at fair market value		$13.20			$12.91		$19.60

The weighted-average grant-date fair value of options granted for the twelve months ended December 31, 2006 was $13.20. The total intrinsic value of options exercised during the twelve months ending December 31, 2006 was $3.4 million.

Options issued under the 1988, 1997 and 1998 plans may be exercised at any time prior to their expiration. The Company has a repurchase right that lapses over time, under which it has the right, upon termination of an optionholder’s employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1988, 1997 and 1998 plans at the original purchase price. Under the terms of the option plans, an

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 2006, 2005 and 2004, there were no shares of common stock issued under the 1988, 1997 and 1998 plans that are subject to repurchase by the Company. Options issued under the Directors Plan are exercisable upon vesting.

The following table summarizes the stock options outstanding at December 31, 2006:

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$ 0.68—$ 4.38	127,072	1.11	$3.49	127,072	$3.49
$ 4.42—$12.10	910,427	4.35	$11.95	910,427	$11.95
$12.12—$14.82	970,317	4.80	$14.60	960,717	$14.61
$14.90—$16.70	560,659	5.11	$15.46	400,659	$15.22
$17.00—$20.51	2,629,542	7.07	$18.04	1,772,246	$18.10
$20.55—$24.64	657,983	6.99	$22.61	382,015	$22.84
$24.79—$28.55	2,195,464	8.04	$26.92	1,023,679	$27.11
$28.81—$29.50	45,839	5.24	$29.27	38,540	$29.26
$31.50—$36.56	311,641	4.83	$34.98	282,679	$35.15
$36.88—$43.88	65,311	3.04	$42.81	65,311	$42.81
$44.75—$51.50	17,275	3.13	$45.61	17,275	$45.61

$ 0.68—$51.50	8,491,530	6.41	$20.18	5,980,620	$19.17

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each two-year offering period, or (ii) the fair market value of the Company’s common stock on the semi-annual purchase date. If the fair market value of the Company's common stock on any semi-annual purchase date within a two-year offering period is less than the fair market value per share on the first day of such offering period, then immediately following purchase of shares of the Company's common stock on that semi-annual purchase date, participants will be automatically withdrawn from the offering period and enrolled in a new two-year offering period beginning immediately thereafter. An aggregate of 2,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of December 31, 2006, 1,609,300 shares had been purchased and 390,700 shares were reserved for future issuance. In April 2006, the Company temporarily suspended the Purchase Plan due to the Company’s delisted status with The NASDAQ.

Non-employee Stock Options

In 2006 and 2005, the Company granted no non-employee options. In 2004, the Company granted to non-employees options to acquire 1,000 shares of common stock under the 1997 Plan, at a weighted-average exercise price of $27.22 per share. As of December 31, 2006 there were no non-employee options outstanding.

Shares Reserved

As of December 31, 2006, the Company had 2,974,063 shares of common stock reserved for future issuance under stock option and stock purchase plans.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of the Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for its share-based employee compensation plans under the measurement and recognition provisions of APB 25. The following table presents the functional allocation of all share-based compensation and related expense included in the Company’s operating expense captions that the Company recorded for the fiscal years 2005 and 2004 (in thousands):

	Year ended December 31,
	2005	2004
Cost of sales	$405	$512
Research and development	994	(130)
Sales and marketing	655	969
General and administrative	1,064	(63)

Total	$3,118	$1,288

See Note 2, “Summary of Significant Accounting Policies,” in the notes to consolidated financial statements for a description of the Company’s adoption of SFAS No. 123(R) on January 1, 2006. The following table presents the functional allocation of all share-based compensation and related expense included in the Company’s operating expense captions that the Company recorded within the accompanying consolidated statements of income for fiscal 2006 (in thousands):

Year ended December 31, 2006
Cost of sales	$1,250
Research and development	4,329
Sales and marketing	5,506
General and administrative	4,375

Total	$15,460

The Company recorded $15.5 million in pre-tax share-based compensation expenses, including expenses related to grants of stock options and purchase rights under the employee stock purchase plan during the year ended December 31, 2006. These expenses consisted of approximately $15.2 million related to stock options and $0.6 million related to our employee stock purchase plan, reduced by approximately $0.3 million for capitalized compensation expense. As of December 31, 2006, there was $20.0 million of total unamortized compensation cost which includes estimated forfeitures related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 1.96 years.

The Company received $5.6 million in cash from option exercises and issuances of stock under the employee stock purchase plan during the year ended December 31, 2006.

The Company estimates the fair value of options granted using the Black-Scholes-Merton option valuation model. The Company estimates the expected volatility of its common stock at the date of grant based on a combination of its historical volatility and the volatility of comparable companies, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the fiscal year ended December 31, 2006. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

appropriate for the expected term of its employee options. The Company uses historical data to estimate pre-vesting option forfeitures (at an estimated forfeiture rate of 8.4% for the year ended December 31, 2006) and record share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the requisite service period of the options that is generally four years.

The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for share-based payment awards during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Stock Options
Expected volatility	49%-52%	59%-85%	77%-92%
Risk-free interest rate	4.46%-5.00%	2.98%-4.49%	1.20%-4.39%
Expected life (in years)	6.03	6.03	6.03
Expected dividend yield	—	—	—

	2006	2005	2004
Employee Stock Purchase Plan
Expected volatility	37%	47%	53%
Risk-free interest rate	4.44%	3.19%	2.14%
Expected life (in years)	1.0	1.0	1.0
Weighted-average estimated fair value of the purchase rights	$6.81	$8.94	$8.33
Expected dividend yield	—	—	—

For the years ended December 31, 2005 and 2004, the Company accounted for forfeitures under SFAS No. 123 based on actual forfeitures.

Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. Had compensation expense been determined under a fair value method consistent with SFAS No. 123 and related interpretations, the Company’s net income would have been decreased to the following pro forma amounts (in thousands, except per share information) for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
Net income, as reported	$15,698	$20,500
Add stock-based employee compensation expense included in reported net income, net of tax	2,383	619
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(18,487)	(20,119)

Pro forma net income (loss)	$(406)	$999

Basic earnings per share:
As reported	$0.53	$0.67
Pro forma	$(0.01)	$0.03
Diluted earnings per share:
As reported	$0.51	$0.64
Pro forma	$(0.01)	$0.03

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Had the Company not adopted SFAS 123(R), the Company has concluded that income before income taxes for fiscal year 2006 would have increased by approximately $15.4 million, and net income would have increased by approximately $12.3 million. Basic net income per share for fiscal year 2006 would have increased by approximately $.42, and diluted net income per share for fiscal 2006 would have increased by approximately $.40. For fiscal 2006, cash provided by operating activities would have increased by $0.2 million, and cash provided by financial activities would have decreased by $0.2 million related to excess tax benefits from equity-based compensation plans.

6. TAXES:

Payroll taxes, interest and penalties—In connection with the stock-based compensation adjustments, the Company determined that certain options previously classified as Incentive Stock Option, or ISO, grants were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the revised measurement date (see discussion under “Critical Accounting Policies” in Item 7). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. The Company refers to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes the Company to additional payroll related withholding taxes on the exercise of these Affected ISOs granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. The payroll taxes, interest and penalties were recorded as expenses in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the payroll taxes, interest and penalties were reversed, and recognized as a reduction in the related functional expense category in the Company’s consolidated statements of income.

Income Taxes

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Year Ended December 31,
	2006	2005	2004
U.S. operations	$(16,523)	$6,945	$12,010
Foreign operations	26,281	15,206	14,628

Total pretax income	$9,758	$22,151	$26,638

Undistributed earnings of the Company’s foreign subsidiaries of approximately $44.9 million at December 31, 2006, are considered to be indefinitely reinvested and, accordingly, no provision for Federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current provision:
Federal	$4,070	$6,798	$4,674
State	493	199	244
Foreign	682	556	485

	5,245	7,553	5,403

Deferred provision (benefit):
Federal	(3,866)	(942)	1,256
State	(1,009)	(158)	(521)
Foreign	(37)

	(4,912)	(1,100)	735

Total	$333	$6,453	$6,138

The Company is entitled to a deduction for Federal and state tax purposes with respect to employees’ stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax benefit has been credited to additional paid-in capital. For 2006, 2005 and 2004, the benefit arising from employee stock option activity that resulted in a credit to additional paid in capital was approximately $0.2 million, $0.6 million and $2.1 million, respectively. In determining this benefit, the Company used the long form method.

The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income before provision for income taxes as follows:

	Year Ended December 31,
	2006	2005	2004
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	(7.1)	1.2	3.0
Research and development credits	(16.6)	(3.6)	(1.9)
Deferred compensation	31.2	1.7	(1.0)
Foreign income taxed at different rate	(39.8)	(4.6)	(8.6)
Release of reserve for tax contingency	—	—	(4.2)
Other	0.7	(0.6)	0.6

Total	3.4%	29.1%	23.0%

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred income tax asset were as follows (in thousands):

	December 31,
	2006	2005
Deferred Tax Assets
Tax credit carry-forwards	$5,708	$3,353
Inventory reserves	563	838
Other reserves and accruals	1,435	388
Depreciation	837	792
Stock compensation	7,141	5,403

	15,684	10,774
Deferred Tax Liability
Foreign Taxes	—	(2)

Net deferred tax asset	$15,684	$10,772

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

As of December 31, 2006, the Company had California research and development tax credit carry forwards of approximately $6.4 million. There is no expiration of research and development tax credit carry forwards for the State of California. As of December 31, 2006, the Company had Federal research and development tax credit carry forwards of approximately $1.3 million, which will expire in 2025, if unutilized.

7. LEGAL PROCEEDINGS:

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas. The complaint asserts that the Company infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against the Company but Fairchild and Intersil did not identify any specific products they believe infringe the patent. The Company believes that Fairchild and Intersil’s lawsuits are flawed because both Fairchild and Intersil lack standing to sue the Company and it is also duplicative of a portion of the Company’s suit against Fairchild in Delaware, and the Company therefore filed a motion addressing both issues. The Texas Court granted the Company’s motion to transfer the case to Delaware on March 6, 2007, and the case has been transferred to Delaware and assigned to Judge Farnan, the presiding judge in the Fairchild case discussed above. The Delaware Court had a status conference on August 2, 2007, and it scheduled a trial for September 8, 2008, but there have been no further developments in the case. The Company continues to believe Fairchild’s case should be dismissed for lack of standing, and the Court has scheduled a hearing on that issue for October 5, 2007. Regardless, the Company does not expect Fairchild’s suit to have any impact on its lawsuit against Fairchild.

On June 14, 2007, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against BCD Semiconductor Manufacturing Limited, a Chinese company, and its

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. subsidiary. The complaint alleges that certain integrated circuits produced by BCD infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining BCD from infringing its patents and an award for damages resulting from the alleged infringement. BCD has not yet answered the complaint.

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of the Company, against certain of the Company’s current and former executives and members of its board of directors relating to the Company’s historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of the Company. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of the Company. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco's counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. On August 3, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of the Company’s shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. Power Integrations’ response to the amended consolidated complaint is due on September 12, 2007.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of the Company, against certain of the Company’s current and former executives and members of the Company’s board of directors relating to its historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed the Company’s executives to manipulate their stock option grant dates, that defendants improperly backdated stock option grants, and that costs associated with the stock option grants were not properly recorded in the Company’s financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On September 15, 2006, the Court stayed this action until January 19, 2007. The parties have filed a stipulation to extend the stay until October 5, 2007.

On May 23, 2006, the U.S. Attorney' s Office for the Northern District of California, or DOJ, issued a grand jury subpoena to the Company directing that it produce documents relating to the granting of stock options from 1995 through the present. On May 31, 2006, the staff of the Securities and Exchange Commission, or SEC, sent a letter to the Company directing it to take appropriate actions to preserve certain documents relating to its stock option practices. Since that time, the government made a number of requests for the Company to voluntarily produce documents relating to, among other things, the Company’s stock option practices. In addition, the government conducted voluntary interviews of certain current and former officers and employees. The Company has cooperated fully with the SEC and the DOJ and has stated its intent to continue to do so.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

8. CHANGE IN ESTIMATE TO DEFERRED INCOME ON SALES TO DISTRIBUTORS:

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

9. LOAN TO SUPPLIER:

On August 30, 2005, the Company entered into a loan agreement with one of its suppliers to fund the implementation of new technology. The principal amount of the loan was $10.0 million. The unpaid principal and interest is due on December 31, 2009. The loan is convertible into equity of the supplier upon certain conditions at the discretion of the Company. The interest rate will follow the one-year Treasury bill rate, and be reset at each anniversary of the closing date of the loan agreement. The loan principal is reflected in “Loan Receivable” in the accompanying consolidated balance sheet.

10. PREPAYMENT TO A SUPPLIER TO SECURE WAFER MATERIAL:

In August of 2006, the Company entered into a wafer supply agreement amendment with its foundry, ZFoundry, which amends its previous agreement dated May of 2003. The amended agreement includes a prepayment of $2.3 million to ZFoundry to enable them to secure raw materials from their supplier. The Company included the prepayment in “prepaid expenses and other current assets” in its December 31, 2006 consolidated balance sheet.

11. INTANGIBLE ASSETS:

As of December 31, 2006, the Company has acquired intangible assets, net of amortization, of approximately $5.9 million. This includes an acquisition of a technology license, to be utilized in the production of the Company’s products, for $3.0 million from its foundry OKI in the first quarter of 2006. The Company included this investment in “Intangible Assets” in its December 31, 2006 consolidated balance sheet. Intangible assets are amortized over their useful life, ranging from five to twelve years.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DISTRIBUTOR PRICING CREDIT RECOVERY:

In April 2006, the Company recorded $3.4 million in revenue related to a settlement agreement negotiated with one of its distributors. The Company performed an audit of distributor pricing credit requests, and discovered discrepancies in the supporting documentation the distributor supplied during such audit. In April 2006, this distributor reimbursed the Company $3.4 million for discrepant credit requests. The Company subsequently cancelled its distribution relationship with this customer in the second quarter of 2006.

13. SELECTED QUARTERLY INFORMATION (Unaudited)

The following tables set forth certain data from the Company’s consolidated statements of income for each of the quarters in the years ended December 31, 2006 and 2005.

The unaudited quarterly consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any subsequent period or for the entire fiscal year. Refer to the Annual Report on Form 10-K for the year ended December 31, 2005 for reconciliations to previously filed consolidated statements of income.

	Three Months Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006(1)	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
	(unaudited)
	(in thousands, except per share data)
Net revenues	$41,281	$44,404	$41,465	$35,253	$37,875	$36,543	$34,241	$34,412
Gross profit	22,109	24,049	24,106	18,345	18,891	18,056	16,625	16,520

Net income (loss)	$3,037	$2,661	$4,506	$(779)	$1,346	$5,270	$5,038	$4,044

Earnings (loss) per share
Basic	$0.11	$0.09	$0.15	$(0.03)	$0.05	$0.18	$0.17	$0.14
Diluted	$0.10	$0.09	$0.15	$(0.03)	$0.04	$0.17	$0.16	$0.13
Shares used in per share calculation
Basic	28,658	28,650	29,356	29,582	29,460	29,478	29,423	29,919
Diluted	30,656	29,832	30,955	29,582	30,760	30,849	30,835	30,966

(1)	For the three months ended March 31, 2006, the Company had a net loss. Diluted net loss per share is the same as basic net loss per share since the effects of potentially dilutive securities were anti-dilutive for the quarter-ended March 31, 2006.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates formulated by the Company’s management based upon factors such as the composition of the accounts receivable aging, historical bad debts, changes in payments patterns, customer creditworthiness, and current economic trends. Following is a summary of the activity in the allowance for doubtful accounts:

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowances for doubtful accounts:
Year ended December 31, 2004	$360	$(84)	$5	$281
Year ended December 31, 2005	$281	$67	$(7)	$341
Year ended December 31, 2006	$341	$79	$(57)	$363

Classification	Balance at Beginning of Period	Charged to Revenue	Deductions(1)	Balance at End of Period
Allowances for customer returns:
Year ended December 31, 2004	$100	$645	$(644)	$101
Year ended December 31, 2005	$101	$525	$(498)	$128
Year ended December 31, 2006	$128	$341	$(305)	$164

Classification	Balance at Beginning of Period	Charged to Revenue	Deductions(1)	Balance at End of Period
Allowances for ship and debit credits:
Year ended December 31, 2004	$1,900	$17,401	$(16,809)	$2,492
Year ended December 31, 2005	$2,492	$20,006	$(18,762)	$3,736
Year ended December 31, 2006	$3,736	$48,956	$(44,488)	$8,204

(1)	Deductions relate to amounts written off against the allowances for doubtful accounts, customer returns and ship and debit credits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: August 7, 2007	By:	/s/ RAFAEL TORRES
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

Dated: August 7, 2007	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan President, Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2007	By:	/s/ RAFAEL TORRES
Rafael Torres Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Dated: August 7, 2007	By:	/s/ ALAN D. BICKELL
Alan D. Bickell Director

Dated: August 7, 2007	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite Director

Dated: August 7, 2007	By:	/s/ R. SCOTT BROWN
R. Scott Brown Director

Dated: August 7, 2007	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme Director

Dated: August 7, 2007	By:	/s/ STEVEN J. SHARP
Steven J. Sharp Director and Chairman of the Board

Dated: August 7, 2007	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer Director

Dated: August 7, 2007	By:	/s/ JAMES FIEBIGER
James Fiebiger Director

INDEX TO EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended

December 31, 2006

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on April 22, 2005, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.4.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 on October 21,1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.4	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.5	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001. (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	Form of Indemnity Agreement for directors and officers. (As filed with the SEC as Exhibit 10.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.2	1988 Stock Option Plan and forms of agreements thereunder. (As filed with the SEC as Exhibit 10.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.3	1997 Stock Option Plan (as amended through January 25, 2005) (as filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 6, 2005).*

10.4	1997 Outside Directors Stock Option Plan (as amended through June 6, 2000) (as filed with the SEC as Annex C to our Proxy Statement on April 27, 2000) and forms of agreements thereunder- (as filed with the SEC as Exhibit 10.4 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.5	1997 Employee Stock Purchase Plan (as amended through June 6, 2000) (as filed with the SEC as Annex B to our Proxy Statement on April 27, 2000) and forms of agreements thereunder (as filed with the SEC as Exhibit 10.5 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

EXHIBIT NUMBER	DESCRIPTION
10.6	1998 Nonstatutory Stock Option Plan. (As filed with the SEC as Exhibit 10.30 to our Quarterly Report on Form 10-Q on May 12, 2003, SEC File No. 000-23441.)*

10.7	Chief Executive Officer Benefits Agreement between us and Balu Balakrishnan, dated April 25, 2002. (As filed with the SEC as Exhibit 10.14 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.8	Executive Officer Benefits Agreement between us and Derek Bell, dated April 25, 2002. (As filed with the SEC as Exhibit 10.15 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.9	Executive Officer Benefits Agreement between us and Bruce Renouard, dated April 25, 2002. (As filed with the SEC as Exhibit 10.17 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.10	Executive Officer Benefits Agreement between us and John Tomlin, dated April 25, 2002. (As filed with the SEC as Exhibit 10.19 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.11	Executive Officer Benefits Agreement between us and Clifford J. Walker, dated April 25, 2002. (As filed with the SEC as Exhibit 10.20 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.12	Loan Agreement between us and Union Bank of California, N.A., dated as of October 16, 1998. (As filed with the SEC as Exhibit 10.23 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

10.13	First Amendment to Loan Agreement dated October 16, 1998 between us and Union Bank of California, N.A., dated August 1, 2000. (As filed with the SEC as Exhibit 10.29 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.14	Wafer Supply Agreement among us and Matsushita Electronics Corporation and Matsushita Electric Industry Co., Ltd., dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.27 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.15	Technology License Agreement between us and Matsushita Electronics Corporation, dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.28 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.16	Purchase Agreement among us, SPI HO II Associates, L.P., SPI/TSA Arrowhead, LLC, SPI/TSA Chula Vista L.P. and SPI/Braintree Unit 5 Limited Partnership, dated as of April 21, 2003. (As filed with the SEC as Exhibit 10.33 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)

10.17	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003. (As filed with the SEC as Exhibit 10.31 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.18	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & CoKG, dated as of May 23, 2003. (As filed with the SEC as Exhibit 10.32 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.19	Wafer Supply Agreement between us and Matsushita Electric Industrial Co., Ltd., effective as of June 29, 2005. (As filed with the SEC as Exhibit 10.21 to our Current Report on Form 8-K on July 26, 2005, SEC File No. 000-23441.)†

10.20	2005 Bonuses; 2006 Bonus Plan, Salaries and Option Grants. (As filed with the SEC in our Current Report on Form 8-K on February 21, 2006, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION
10.21	Agreement to make a one-time payment of $25,000 to each member of the Special Committee. (As filed with the SEC in our Current Report on Form 8-K on March 27, 2006, SEC File No. 000-23441.)*

10.22	Cash Compensation for Non-Employee Directors (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.23	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004. (As filed with the SEC as Exhibit 10.22 to our Current Report on Form 8-K on April 18, 2006, SEC File No. 000-23441.)†

10.24	Confidential Resignation Agreement and General Release of Claims between us and John Cobb, dated June 15, 2006. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on June 20, 2006, SEC File No. 000-23441.)*

10.25	Offer Letter, dated June 30, 2006, between us and Rafael Torres. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on July 17, 2006, SEC File No. 000-23441.)*

10.26	Amendment to Offer Letter, dated July 6, 2006, between us and Rafael Torres. (As filed with the SEC as Exhibit 10.2 to our Current Report on Form 8-K on July 17, 2006, SEC File No. 000-23441.)*

10.27	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 15, 2006, between us and Balu Balakrishnan. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.28	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 18, 2006, between us and Derek Bell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.29	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 22, 2006, between us and Bruce Renouard. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.30	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 21, 2006, between us and John Tomlin. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.31	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 21, 2006, between us and Clifford J. Walker. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.32	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Alan Bickell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.33	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Nicholas Brathwaite. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.34	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and R. Scott Brown. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION
10.35	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.36	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.37	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and R. Scott Brown. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.38	Approval of payment of 2006 Bonuses to Executive Officers. (As described in our Current Report on Form 8-K filed with the SEC on February 9, 2007, SEC File No. 000-23441.) *

10.39	2006 Bonuses; 2007 Executive Officer Bonus Plan; 2007 Salaries and Target Bonuses. (As described in our Current Report on Form 8-K filed with the SEC on June 8, 2007, SEC File No. 000-23441.) *

10.40	Forms of Option Agreements under the 1997 Stock Option Plan with Executive Officers in connection with the Chief Executive Officer Benefits Agreement and the Executive Officer Benefits Agreements.*

10.41	Forms of Option Agreements under the 1997 Stock Option Plan*

21.1	List of subsidiaries.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

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