Form 10-Q
period 2007-03-31
POWER INTEGRATIONS INC
filed 2007-08-09
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23441

POWER INTEGRATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $.001 par value	28,688,089 shares

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of such words as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of such terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; competition from our competitors, including those that we believe are infringing our patents; and our limited financial resources. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I —”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$130,811	$124,937
Restricted cash	1,300	1,300
Short-term investments	4,505	2,506
Accounts receivable, net of allowances of $433 and $527, in 2007 and 2006, respectively	17,784	10,489
Inventories	26,142	28,280
Deferred tax assets	2,199	2,199
Prepaid expenses and other current assets	4,195	4,009

Total current assets	186,936	173,720

INVESTMENTS	1,000	3,999
NOTE RECEIVABLE	10,000	10,000
PROPERTY AND EQUIPMENT, net	54,398	53,475
INTANGIBLE ASSETS, net	5,702	5,895
DEFERRED TAX ASSETS	12,978	13,485
OTHER ASSETS	145	285

Total assets	$271,159	$260,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$10,513	$8,592
Accrued payroll and related expenses	5,722	8,668
Taxes payable	1,574	14,509
Deferred income on sales to distributors	5,469	4,901
Accrued professional fees	3,495	3,294
Other accrued liabilities	135	129

Total current liabilities	26,908	40,093

LONG-TERM INCOME TAXES PAYABLE	12,912	—

Total liabilities	39,820	40,093

STOCKHOLDERS’ EQUITY:
Common stock	29	29
Additional paid-in capital	138,321	135,307
Accumulated other comprehensive income	14	4
Retained earnings	92,975	85,426

Total stockholders’ equity	231,339	220,766

Total liabilities and stockholders’ equity	$271,159	$260,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
NET REVENUES	$45,317	$35,253
COST OF REVENUES	20,200	16,908

GROSS PROFIT	25,117	18,345

OPERATING EXPENSES:
Research and development	5,894	5,809
Sales and marketing	6,341	6,227
General and administrative	6,382	8,389

Total operating expenses	18,617	20,425

INCOME (LOSS) FROM OPERATIONS	6,500	(2,080)
OTHER INCOME, NET	1,665	1,278

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	8,165	(802)
PROVISION (BENEFIT) FOR INCOME TAXES	1,659	(23)

NET INCOME (LOSS)	$6,506	$(779)

EARNINGS (LOSS) PER SHARE:
Basic	$0.23	$(0.03)

Diluted	$0.21	$(0.03)

SHARES USED IN PER SHARE CALCULATION:
Basic	28,660	29,582

Diluted	30,691	29,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,506	$(779)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,941	1,517
Stock-based compensation expense	3,035	3,875
Deferred income taxes	508	152
Provision for accounts receivable and other allowances	(61)	124
Excess tax benefit from stock options exercised	—	(162)
Tax benefit associated with employee stock plans	(53)	130
Change in operating assets and liabilities:
Accounts receivable	(7,234)	(385)
Inventories	2,084	384
Prepaid expenses and other current assets	(46)	(20)
Accounts payable	746	4,257
Income taxes payable and accrued liabilities	(1,708)	(785)
Deferred income on sales to distributors	568	959

Net cash provided by operating activities	6,286	9,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,497)	(2,662)
Acquisition of technology	—	(3,000)
Purchases of held-to-maturity investments	—	(18,851)
Proceeds from maturities of held-to-maturity investments	1,000	1,597

Net cash used in investing activities	(497)	(22,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	85	5,272
Repurchase of common stock	—	(440)
Excess tax benefit from stock options exercised	—	162

Net cash provided by financing activities	85	4,994

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,874	(8,655)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	124,937	109,879

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,811	$101,224

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment, net	$1,174	$540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$6

Cash paid for income taxes, net of refunds	$151	$98

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2006 included in its Form 10-K filed on August 8, 2007 with the Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of March 31, 2007 and December 31, 2006, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Restricted Cash

The Company’s restricted cash balance of $1.3 million at March 31, 2007 consists of an interest-bearing certificate of deposit at Union Bank of California. The certificate of deposit bears interest at a rate ranging from 3.55% to 4.64% and is renewed every three months. The current maturity for the certificate of deposit is October 29, 2007. The Company has entered into a security agreement with Union Bank of California, whereby the Company agreed to maintain $1.3 million in an interest-bearing certificate of deposit with the bank. The certificate of deposit is restricted because it was established in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. As of March 31, 2007, there were two outstanding letters of credit totaling approximately $1.2 million. This agreement remains in effect until cancellation of the Company’s letters of credit or until the Company reestablishes its line of credit with the Union Bank of California.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (OEM), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from the Company’s facility in California are “delivered at frontier,” (DAF). As such, title to the product passes to the customer when the shipment reaches the destination country, and revenue is recognized upon the arrival of the product in that country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from the Company’s facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are “free on board” (FOB) point of origin meaning that revenue is recognized upon shipment, when the title is passed to the customer.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Comprehensive Income (Loss)

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$6,506	$(779)
Other comprehensive income:
Translation adjustments	10	6

Total comprehensive income (loss)	$6,516	$(773)

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	STOCK PLANS AND STOCK-BASED COMPENSATION:

Stock Plans

As of March 31, 2007, the Company had four stock-based employee compensation plans, the “Plans”, which are described below.

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Stock Option Plan (the “1997 Plan”), whereby the board of directors may grant incentive stock options and non-qualified stock options to key employees, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increase on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. As of March 31, 2007 the maximum number of shares that may be issued under the 1997 Plan was 14,085,792. In general, options vest over 48 months. Options generally expire no later than ten years after the date of grant (five years if an incentive stock option is granted to a ten percent owner optionee), subject to earlier termination upon an optionee’s cessation of employment or service.

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

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of March 31, 2007, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each two-year offering period, or (ii) the fair market value of the Company’s common stock on the semi-annual purchase date. If the fair market value of the Company’s common stock on any semi-annual purchase date within a two-year offering period is less than the fair market value per share on the first day of such offering period, then immediately following purchase of shares of the Company’s common stock on that semi-annual purchase date, participants will be automatically withdrawn from the offering period and enrolled in a new two-year offering period beginning immediately thereafter. An aggregate of 2,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of March 31, 2007, 1,609,300 shares had been purchased and 390,700 shares were reserved for future issuance under the Purchase Plan.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (SFAS 123R), Share-Based Payment. The Company previously applied Accounting Principles Board (APB) opinion No .25, Accounting for Stock Issued to Employees and related interpretations, and provided pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method, as provided by SFAS 123R. Under this transition method, stock-based compensation expense for the first quarters of fiscal 2007 and 2006 includes: 1) compensation in connection with the unvested portion of all stock-based compensation awards that were granted prior to January 1, 2006, and 2) compensation related to all stock option awards granted subsequent to December 31, 2005. The Company is using the accelerated method to amortize stock options granted through December 31, 2005, over the remaining requisite service period of the stock option award, and the straight-line method for all stock options granted after December 31, 2005 over the requisite service period of the award. In accordance with SFAS 123R, as of January 1, 2006, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid-in capital.

As of March 31, 2007 there was approximately $18 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options, and $3 million and $3.9 million was recorded as stock compensation expense in the first quarter of 2007 and 2006, respectively. The unrecognized compensation costs at March 31, 2007 are expected to be recognized over a weighted-average period of 1.84 years.

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

Risk-Free Interest Rate. The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.

Dividends. The Company has not paid dividends in the past, nor does it have any current plans to pay dividends. As such, the Company uses a dividend yield percentage of zero.

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rates	4.65%	4.46% -4.55%
Expected volatility rates	44%	50%
Expected dividend yield	—	—
Expected life of stock options (in years)	6.03	6.03
Weighted-average grant date fair value of options granted	$11.49	$14.15

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan for the three months ended March 31, 2006 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2007(1)	2006
Risk-free interest rates	—	4.44%
Expected volatility rates	—	37%
Expected dividend yield	—	—
Expected life of purchase right (in years)	—	1.0
Weighted-average estimated fair value of purchase rights	—	$6.81

(1)	In the three months ended March 31, 2007 the assumptions used for the Black-Scholes model were not applicable, as a result of the suspension of stock issuances under the Company’s employee stock purchase plan due to the Company not being current with its filings with the SEC.

The following table summarizes the stock-based compensation expense recognized in accordance with SFAS No. 123R for the three months ended March 31, 2007 and March 31, 2006 (in thousands).

	Three Months Ended March 31,
	2007	2006
Cost of revenues	$332	$47
Research and development	919	1,198
Sales and marketing	1,013	1,490
General and administrative	771	1,140

Total	$3,035	$3,875

A summary of option activity under the Plans as of March 31, 2007, and changes during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	8,491	$20.18
Granted	30	23.36
Exercised	(9)	0.75
Forfeited or expired	(42)	24.17

Outstanding at March 31, 2007	8,470	$20.20	5.92	$36,575

Exercisable at March 31, 2007	6,297	$19.37	5.10	$31,969

Vested and expected to vest at March 31, 2007	8,135	$20.10	5.81	$35,928

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant-date fair value of options granted for the three months ended March 31, 2007 was $11.49. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $208,000.

4.	INVENTORIES:

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

	March 31, 2007	December 31, 2006
Raw materials	$6,293	$7,869
Work-in-process	6,401	6,767
Finished goods	13,448	13,644

Total	$26,142	$28,280

5.	INTANGIBLE ASSETS:

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, which range from five to twelve years. Amortization for all acquired intangible assets was approximately $0.2 million in the three months ended March 31, 2007 and $0.1 million in the three months ended March 31, 2006. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Value	Gross Carrying Amount	Accumulated Amortization	Net Intangible Value
Patent rights	$3,165	$(1,068)	$2,097	$3,165	$(978)	$2,187
Technology licenses	4,057	(476)	3,581	4,057	(375)	3,682
Other intangibles	37	(13)	24	37	(11)	26

Total Intangible Assets	$7,259	$(1,557)	$5,702	$7,259	$(1,364)	$5,895

The estimated future amortization expense related to intangible assets at March 31, 2007 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2007 (remaining 9 months)	$581
2008	774
2009	763
2010	728
2011	696
Thereafter	2,160

Total	$5,702

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

Ten customers accounted for approximately 65% and 62% of net revenues for the three months ended March 31, 2007 and 2006, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

The following customers, both of which are distributors of the Company’s products, accounted for more than 10% of net revenues:

	Three Months Ended March 31,
Customer	2007	2006
A	23%	16%
B	*	14%

*	less than 10%

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2007 and December 31, 2006, approximately 69% and 67% of accounts receivable, respectively, were concentrated with the Company’s top ten customers.

The following customers, both of which are distributors of the Company’s products, accounted for more than 10% of accounts receivable:

Customer	March 31, 2007	December 31, 2006

A	23%	22%
B	10%	8%

Export Sales

The Company markets its products in and outside of the Americas through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended March 31,
	2007	2006
Hong Kong/China	36%	21%
Korea	25%	20%
Taiwan	9%	23%
Western Europe (excluding Germany)	9%	11%
Germany	7%	6%
Japan	5%	6%
Singapore	2%	3%
Other	1%	1%

Total revenue, excluding the Americas.	94%	91%

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States, with some customers located in Mexico and Brazil.

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for approximately 89% of net revenues from product sales for each of the three months ended March 31, 2007 and 2006. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX and TOPSwitch-GX. TinySwitch products include TinySwitch, TinySwitch-II, TinySwitch-III and PeakSwitch. The remaining 11% of net product sales in these respective periods was comprised primarily of sales of the Company’s LinkSwitch and DPA-Switch products.

7.	EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options, as computed using the treasury stock method.

A summary of the earnings (loss) per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Basic earnings (loss) per share:
Net income (loss)	$6,506	$(779)

Weighted-average common shares	28,660	29,582

Basic earnings (loss) per share	$0.23	$(0.03)

Diluted earnings (loss) per share:
Net income (loss)	$6,506	$(779)

Weighted-average common shares	28,660	29,582
Effect of dilutive securities:
Stock options	2,031	—

Diluted weighted-average common shares	30,691	29,582

Diluted earnings (loss) per share	$0.21	$(0.03)

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options to purchase 2,991,335 and 2,672,738 shares of Company common stock that were outstanding at March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share for the periods then ended because exercise prices of the options were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been anti-dilutive. In periods when the Company had a net loss, potential dilutive securities have been excluded, as they would be anti-dilutive.

8.	INCOME TAXES:

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The Company’s estimated effective tax rates for the three months ended March 31, 2007 and 2006 were 20% and (3%) respectively. The lower effective tax rate in 2006 was primarily due to lower taxable income recorded in higher tax rate jurisdictions caused by increased expenses incurred in connection with the Company’s previously announce investigation into its historical stock option practices and the resulting restatements of its prior financial statements. The difference between the statutory rate of 35% and the Company’s effective tax rate for the first quarter of 2007 was due primarily to the beneficial impact of international sales which are subject to lower tax rates, increased expenses recorded in higher tax rate jurisdictions and the favorable effects of research and development tax credits. The Company expects the annual effective income tax rate may change in future periods.

Effective January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The Company’s liability for unrecognized tax benefits related to tax positions taken in prior periods is $13.2 million excluding interest. Upon adoption of FIN 48, there was an adjustment made to retained earnings of $1.04 million. Additionally, the Company has recorded the $13.2 million of FIN 48 liabilities as follows: reclassified $12.2 million from current taxes payable to non-current taxes payable and decreased $1.0 million of current taxes payable and increased non-current deferred tax asset by $1.0 million.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change. As of March 31, 2007, the Company had accrued $0.7 million for payment of such interest and penalties, which is classified as non-current taxes payable. Interest and penalties included in the Company’s provision for income taxes were $0.1 million in the three months ended March 31, 2007.

The Company’s total unrecognized tax benefits as of January 1, 2007 and March 31, 2007 were $13.2 million and $14.1 million, respectively. Also, the Company’s total unrecognized tax benefits, if recognized, would affect its effective tax rate by $13.2 million and $14.1 million as of January 1, 2007 and March 31, 2007.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, its major tax jurisdiction is the U.S. The Company’s 2002 – 2006 tax years remain subject to examination by the IRS for U.S. federal tax purposes. Currently, the Company’s returns are under examination by the IRS for its 2002 and 2003 tax years. There could be a significant change in the Company’s uncertain tax benefits depending on the outcome of the current IRS audit; however, the Company believes that it is not reasonably possible that a settlement will be reached with the IRS within the next 12 months, and therefore is currently unable to estimate the likely outcome.

9.	INDEMNIFICATIONS:

The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (DSA). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2007. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

10.	COMMITMENTS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. See note 11 below. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

11.	LEGAL PROCEEDINGS:

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (System General), a Taiwanese company, and its U.S. subsidiary. The complaint alleges that certain integrated circuits produced by System General infringed and continue to infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining System General from infringing its patents and an award for damages resulting from the alleged infringement. On June 10, 2005, in response to the initiation of the U.S. International Trade Commission (“ITC”) investigation (discussed below), the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay. On December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed below. In response, and by agreement of the parties, the District Court renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination.

On May 9, 2005, the Company filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of certain of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices. The ITC instituted an investigation on June 8, 2005 in response to the Company’s complaint. Systems General filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. On June 30, 2006, the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the ITC issued an order excluding from entry into the United States the infringing Systems General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing Systems General chip. The U.S. Customs Service is authorized to enforce the exclusion order which is now in full effect. On December 6, 2006, System General filed a notice of appeal of the ITC decision. Briefing has been completed, and the appeal will be heard by the U.S. Court of Appeals for the Federal Circuit in coming months.

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of the Company’s patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any of the Company’s patents and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and the Company will request the damages to be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages award. Fairchild has raised defenses contending that the asserted patents are invalid or unenforceable, and the court set a second trial on these issues to begin on September 17, 2007.

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas. The complaint asserts that the Company infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against the Company but Fairchild and Intersil did not identify any specific products they believe infringe the patent. The Company believes that Fairchild and Intersil’s lawsuit is flawed because both Fairchild and Intersil lack standing to sue the Company and it is also duplicative of a portion of the Company’s suit against Fairchild in Delaware, and the Company therefore filed a motion addressing both issues. The Texas Court granted the Company’s motion to transfer the case to Delaware on March 6, 2007, and the case has been transferred to Delaware and assigned to Judge Farnan, the presiding judge in the Fairchild case discussed above. The Delaware Court held a status conference on August 2, 2007, and it scheduled a trial for September 8, 2008, but there have been no further developments in the case. The Company continues to believe Fairchild’s case should be dismissed for lack of standing, and the court has scheduled a hearing on that issue for October 5, 2007. Regardless, the Company does not expect Fairchild’s suit to have any impact on its lawsuit against Fairchild.

On June 14, 2007, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. subsidiary (collectively BCD). The complaint alleges that certain integrated circuits produced by BCD infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining BCD from infringing its patents and an award for damages resulting from the alleged infringement. BCD has not yet answered the complaint.

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of the Company, against certain of the Company’s current and former executives and members of its board of directors relating to the Company’s historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of the Company. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of the Company. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed a consolidated complaint. On August 3, 2007, the plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of the Company’s shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. The Company’s response to the amended consolidated complaint is due on September 12, 2007.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of the Company, against certain of the Company’s current and former executives and members of the Company’s board of directors relating to its historical stock option granting

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 23, 2006, the U.S. Attorney’s Office for the Northern District of California, or DOJ, issued a grand jury subpoena to the Company directing that it produce documents relating to the granting of stock options from 1995 through the present. On May 31, 2006, the staff of the Securities and Exchange Commission, or SEC, sent a letter to the Company directing it to take appropriate actions to preserve certain documents relating to its stock option practices. Since that time, the government made a number of requests for the Company to voluntarily produce documents relating to, among other things, the Company’s stock option practices. In addition, the government conducted voluntary interviews of certain current and former officers and employees. The Company believes it has cooperated fully with the SEC and the DOJ and has stated its intent to continue to do so.

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

12.	RECENT ACCOUNTING PRONOUNCEMENTS:

Effective January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The information on the implementation of FIN 48 is set forth in Note 8. There were no additional changes to the recent accounting pronouncements that were disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of our financial condition and results of operations, should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as with our management’s discussion and analysis of our financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A—”Risk Factors” and elsewhere in this report.

Overview

We design, develop, manufacture and market proprietary, high-voltage analog integrated circuits (ICs) for use primarily in electronic power supplies, also known as switched-mode power supplies or switchers. Our ICs are used in AC-DC and DC-DC power supplies in a wide variety of electronic products, primarily in the consumer, communications, computer and industrial electronics markets. Accelerating the penetration of our ICs into this addressable market is our primary strategic objective.

Our ICs are purchased primarily by merchant power supply manufacturers who sell power supplies to OEMs, and, in some cases, by OEMs who design and build their own power supplies. In the three months ended March 31, 2007, approximately 64% of our net sales to these end customers were made through distributors of electronic components. Power supplies may be designed with our monolithic ICs, which combine a high-voltage transistor with low-voltage control circuitry, or with a number of competing alternatives. These alternatives include other monolithic and hybrid ICs, pulse width modulation (PWM) controller ICs paired with discrete transistors, and legacy technologies that do not utilize ICs, such as line-frequency transformers and self-oscillating switchers using discrete components.

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

We believe that the increasing importance of energy-efficiency as a design criterion for power supplies could help accelerate the rate of adoption of our technology by the power-supply industry, and represents an important opportunity for us to increase the penetration rate of our products. This trend is predominantly the result of the emergence of energy-efficiency standards that encourage, or in some cases mandate, the design of more energy-efficient electronic products. Power supplies built with legacy technologies such as line-frequency transformers are often unable to meet these standards cost-effectively. Most notably, the California Energy Commission has introduced mandatory standards governing the energy efficiency of virtually all external power supplies; these standards became effective for all products in July of 2007. Other U.S. states, as well as Australia, have adopted virtually identical mandatory standards scheduled to take effect in 2007 and 2008. Further, in response to concerns about the energy inefficiency of incandescent lighting, various policymakers have enacted or proposed policies that could result in more rapid adoption of alternative lighting technologies such as light-emitting diodes (LEDs). We believe that this trend represents an additional market opportunity for us, since our ICs are used in power-supply circuitry to provide low-voltage DC power for LED light fixtures.

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

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. A brief description of these critical accounting policies is set forth below. For more information regarding our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in our notes to condensed consolidated financial statements.

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Shipping terms to our international OEMs and merchant power supply manufacturers from our facility in California are “delivered at frontier,” commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. Shipping terms to our international OEMs and merchant power supply manufacturers shipped from our facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to our customer upon shipment from our foreign warehouse. Shipments to the Americas OEMs and merchant power supply manufacturers are “FOB-point of origin” meaning that revenue is recognized upon shipment, which is when the title is passed to the customer.

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

Stock-based compensation

Effective January 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for share-based payment awards. We estimate the fair value of employee stock options and employee stock purchase rights under our Employee Stock Purchase Plan (ESPP shares) on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires us to estimate the expected terms of awards, expected stock price volatility, dividend rate, and the risk-free interest rate. These estimates, some of which are highly subjective, greatly affect the fair value of each employee stock option and ESPP share. We calculate our estimate of expected volatility for both stock options and ESPP shares using a weighted-average of our historical stock price volatility and the implied volatility of our shares. We monitor the assumptions used to compute the fair value of our stock-based awards, and we will revise our assumptions as appropriate. In the event that we later determine that assumptions used to compute the fair value of our stock-based awards are inaccurate, or if we change our assumptions significantly in future periods, stock-based compensation expense and, therefore, our results of operations, could be materially impacted.

Estimating sales returns and allowances

Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our distributor customers, and changes in customer demand and acceptance of our products. This reserve represents a reserve of the gross margin on estimated future returns and is reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue equal to the expected customer credit memo, and a corresponding credit is made to cost of revenues equal to the estimated cost of the product to be returned. The net difference, or gross margin, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and level of acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our future net revenues and cost of revenues could be adversely affected.

Estimating distributor pricing credits

Historically, between one-half and two-thirds of our total sales have been made to distributors. Frequently, distributors need a cost lower than our standard sales price in order to win business. After the distributor ships product to its customer, the distributor submits a “ship and debit” claim to us in order to adjust its cost from the standard price to the approved lower price. After verification by us, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the pre-approved lower price. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our condensed consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the adequacy of our reserves, we analyze historical ship and debit amounts and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

From time to time we reduce our distribution list prices. We give our distributors protection against these price declines in the form of credits on products they hold in inventory. These credits are referred to as “price protection.” Since we do not recognize revenue until the distributor sells the product to its customers, we generally do not need to provide reserves for price protection. However, in rare instances we must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, we will maintain a reserve for these credits that appears as a reduction to accounts receivable in our condensed consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. We analyze distribution price declines and levels of inventory in the distributor channels in determining the reserve levels required. If our reserves are not adequate, our net revenues could be adversely affected.

Estimating allowance for doubtful accounts

We maintain an allowance for losses we may incur as a result of our customers inability to make required payments. Any increase in the allowance for doubtful accounts results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and in evaluating the adequacy of the allowance for doubtful accounts each quarter, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers deteriorates, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers’ inability to pay us, we could be required to increase our allowance for doubtful accounts which could adversely affect our operating results.

Estimating write-downs for excess and obsolete inventory

When evaluating the adequacy of our valuation adjustments for excess and obsolete inventory, we identify excess and obsolete products and also analyze historical usage, forecasted production based on demand forecasts, current economic trends, and historical write-offs. This write-down is reflected as a reduction to inventory in the condensed consolidated balance sheets, and an increase in cost of revenues. If actual market conditions are less favorable than our assumptions, we may be required to take additional write-downs, which could adversely impact our cost of revenues and operating results.

Income taxes

Current income tax expense is an estimate of taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will be more likely than not realized based on available evidence and management judgment. We limit the deferred tax assets recognized related to certain of our officer’s compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). As of March 31, 2007, we had not recorded any valuation allowance. In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

In July 2006, FASB issued FIN 48, which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2007	2006
Net revenues	100.0%	100.0%
Cost of revenues	44.6	48.0

Gross profit.	55.4	52.0
Operating expenses:
Research and development	13.0	16.5
Sales and marketing	14.0	17.7
General and administrative	14.1	23.7

Total operating expenses	41.1	57.9

Income (loss) from operations	14.3	(5.9)
Total other income, net	3.7	3.6

Income (loss) before provision (benefit) for income taxes	18.0	(2.3)
Provision (benefit) for income taxes	3.7	(0.1)

Net income (loss)	14.3%	(2.2)%

Comparison of the Three Months Ended March 31, 2007 and 2006

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by Matsushita Electric Industrial Co., Ltd., or MEI. Net revenues for the three months ended March 31, 2007 were $45.3 million compared to $35.3 million for the three months ended March 31, 2006, an increase of $10.0 million or approximately 29%. This growth was the result of increased penetration in a wide range of applications within each of our four major end markets, the communications, consumer, computer and industrial markets.

The increase in net revenues was driven by higher sales of our TinySwitch-II, TinySwitch-III and LinkSwitch products, partially offset by lower sales of legacy products no longer offered for use in new designs. Our net revenue mix by product family and by the end markets that we serve for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 were as follows:

	Three Months Ended March 31,
Product Family	2007	2006
TinySwitch-I, II and III	60%	48%
TopSwitch-GX, FX, I and II	29%	41%
LinkSwitch	10%	8%
DPA-Switch	1%	3%

Approximate revenue mix by end markets served for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

	Three Months Ended March 31,
End Market	2007	2006
Consumer	32%	33%
Communication	29%	27%
Computer	19%	18%
Industrial	14%	14%
Other	6%	8%

International sales, comprising sales outside of the Americas based on “ship to” customer locations, were $42.8 million in the first quarter of 2007 compared to $32.0 million for the same period in 2006, an increase of approximately $10.8 million. International sales represented 94% of net revenues compared to 91% in the comparable period of 2006. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 78% and 73% of our net revenues for the three months ended March 31, 2007 and 2006, respectively. Within our Asia region, in the three months ended March 31, 2007, sales to Taiwan decreased 14%, when compared to the same period in the prior year. The decline was due primarily to a canceled major distributor in the second quarter of 2006 that was located in Taiwan. This decrease was off set by additional distributors, located primarily in the Hong Kong and China regions, that we engaged throughout 2006 to distribute our products. As a result, sales to the Hong Kong and China regions increased 15% in the three months ended March 31, 2007, when compared to the same period in the prior year. We expect international sales to continue to account for a large portion of our net revenues.

Net product sales for the first quarter of 2007 were divided 64% to distributors and 36% to OEMs and power supply merchants, compared to 62% to distributors and 38% to OEMs and power supply merchants for the first quarter of 2006. In the three months ended March 31, 2007, one customer, a distributor of electronic components, accounted for approximately 23% of net revenues. In April 2006, we terminated our distribution relationship with a distributor that accounted for 14% of net revenues in the first quarter of 2006. We have replaced this relationship with other distribution relationships, and we do not believe that the termination has had or will have a material impact to our business. No other customers accounted for 10% or more of our net revenues in these periods.

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

Cost of revenues and Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from MEI, OKI Electric Industry Co., Ltd., or OKI, and ZMD Analog Mixed Signal Services GmbH & Co. KG, or ZFOUNDRY, a wholly-owned subsidiary of X-FAB Semiconductor Foundries AG, as well as the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with the testing of both wafers and packaged components, and testing of packaged components by sub-contractors. Gross profit was $25.1 million, or 55% of net revenues, for the three months ended March 31, 2007, compared to $18.3 million, or 52% of net revenues, for the three months ended March 31, 2006. The increase in our gross margin was due to the absorption of fixed manufacturing costs across higher volumes, higher product yields, lower test costs due to the migration of our test processes to overseas sub-contractors, and changes in customer mix toward smaller, higher-margin customers. Partially offsetting the favorable effect of these factors was stock-based compensation expense included in the cost of revenues totaling $0.3 million or 0.7% of net revenues for the three months ended March 31, 2007, compared to $47,000 or 0.1% of net revenues in the same period in 2006. The difference in stock-based compensation expense for the three months ended March 31, 2006 and 2007 was attributed to approximately $0.4 million in stock-based compensation that was capitalized in inventory as of March 31, 2006 that was subsequently expensed to cost of revenues during 2006.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses (including stock-based compensation), expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers related to new products until we release these products to production. Research and development expenses for the first quarter of 2007 were $5.9 million, or 13% of net revenues, compared to $5.8 million or 17% of net revenues for the same period in 2006. The slight increase was driven primarily by payroll-related expenses due to increased engineering related headcount, partially offset by lower stock-based compensation expenses reflecting reduced issuance of employee stock options. Stock-based compensation expenses totaled $0.9 million in the three months ended March 31, 2007, and $1.2 million in the same period of the prior year. We expect R&D expenses for new manufacturing technologies and new product development to increase in absolute dollars in future periods primarily as a result of adding additional personnel, but these expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation), related to sales, application-support, marketing and customer service personnel, as well as commissions to sales representatives, expenses for advertising and promotional activities, and facilities expenses, including expenses associated with our regional sales offices and support offices. Sales and marketing expenses were $6.3 million or 14% of net revenues for the first quarter of 2007, compared to $6.2 million or 18% of net revenues for the same period in 2006. The increase was driven by higher payroll-related expenses due to growth in our sales and application-support staffs, as well as increased advertising and promotional expenses. These increases were largely offset by lower stock-based compensation expenses reflecting reduced issuance of employee stock options. Stock-based compensation expenses totaled $1.0 million in the three months ended March 31, 2007 and $1.5 million in the same period a year prior. We expect sales and marketing expenses to increase in absolute dollars in future periods because of increased investment in sales and marketing but these expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative (G&A) expenses consist primarily of employee-related expenses including stock-based compensation for administration, finance, human resources and general management, as well as consulting fees, legal fees and audit and tax services. For the quarter ended March 31, 2007, general and administrative expenses were $6.4 million or 14% of our net revenues, compared to $8.4 million, or 24% of net revenues for the same period in 2006. The decrease was due primarily to lower legal fees related to our patent-infringement lawsuits against System General Corp. and Fairchild Semiconductor (as described in Part II Other Information, Item 1 Legal Proceedings). Expenses related to patent litigation totaled $0.5 million in the three months ended March 31, 2007, compared to $2.9 million in the same period in 2006. The decrease was also partially attributable to lower stock-based compensation expense, reflecting reduced issuance of employee stock options. Stock-based compensation expense totaled $0.8 million in the first quarter of 2007 compared to $1.1 million in the same period of the prior year. The decrease was partially offset by higher professional fees in connection with the recent restatement of our historical financial statements and related matters. We expect G&A expenses to decrease in 2007 compared to 2006 due to the completion of the restatement of our financial statements and reduced spending related to our patent litigation against Fairchild and System General. Patent litigation fees are likely to increase in the future as a result of our recently filed patent lawsuit against BCD which is further explained in Part II, Item 1(Legal Proceedings) of this Form 10-Q.

Other income, net. Other income, net, for the first quarter of 2007 was $1.7 million compared to $1.3 million for the same period in 2006. Interest income, which consists primarily of income earned on cash and cash equivalents and short and long-term investments, grew primarily due to an increase in our cash and cash equivalents balance as of March 31, 2007 and an increase in the average interest rate from 4.1% at March 31, 2006 to 5.4% at March 31, 2007.

Provision (benefit) for income taxes. Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes was $1.7 million for the quarter ended March 31, 2007 compared to a benefit of $23,000 for the quarter ended March 31, 2006. Our estimated effective tax rates for the three months ended March 31, 2007 and 2006 were 20% and (3%) respectively. The lower effective tax rate in 2006 was primarily due to lower taxable income recorded in higher tax rate jurisdictions caused by increased expenses incurred in connection with our previously announced investigation into our historical stock option practices and the resulting restatements of our prior financial statements. The difference between the expected statutory rate of 35% and our effective tax rate for the first quarter of 2007 was due primarily to international sales which are subject to lower tax rates and the favorable effects of research and development tax credits.

Liquidity and Capital Resources

As of March 31, 2007, we had $137.6 million in cash and cash equivalents short-term and long-term investments (including $1.3 million of restricted cash), an increase of approximately $4.9 million from December 31, 2006. On October 26, 2006, we entered into a security agreement with the Union Bank of California, whereby we agreed to maintain $1.3 million in an interest bearing certificate of deposit with the bank. This balance is classified as restricted cash on our condensed consolidated balance sheets. The purpose of this agreement is to secure commercial letters of credit which we provide to MEI prior to the shipment of wafers to us, and also to our workers compensation insurance carrier as part of our insurance program. This agreement remains in effect until cancellation of our letters of credit. As of March 31, 2007, there were outstanding letters of credit totaling approximately $1.2 million.

As of March 31, 2007, we had working capital, defined as current assets less current liabilities, of approximately $160 million, an increase of approximately $26.4 million from December 31, 2006.

Our operating activities generated cash of $6.3 million, in the three months ended March 31, 2007, similar to our net income of $6.5 million. We incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $1.9 million and $3.0 million, respectively, while a decrease in inventories resulted in an additional $2.1 million source of cash. However, these sources of cash from operating activities were offset by an increase in accounts receivable, which resulted in a $7.2 million use of cash. The increase in accounts receivable primarily reflected an increase in sales in the three months ended March 31, 2007 compared to the prior quarter, as well as the timing of sales in each of these periods. Sales strengthened in the latter part of the quarter ended March 31, 2007, resulting in relatively higher accounts receivable at the end of the period, whereas sales were relatively weaker in the latter part of the prior quarter, resulting in lower receivables at the end of that period.

In the first three months of 2006, our operating activities generated cash of $9.3 million. While we reported a net loss of $0.8 million in this period, we reported non-cash depreciation and amortization expenses and stock-based compensation expenses of $1.5 million and $3.9 million, respectively. In addition, an increase in accounts payable resulted in a $4.3 million source of cash. The increase was due primarily to the timing of payments to our wafer foundries.

Our investing activities in the three months ended March 31, 2007 consisted of net proceeds of $1.0 million on the sale of held-to-maturity investments, offset by $1.5 million for purchases of property and equipment. In the three months ended March 31, 2006, our investing activities resulted in a $22.9 million use of cash consisting of net purchases of held-to-maturity investments totaling $17.3 million, the acquisition of a technology license from our foundry OKI, for $3.0 million and purchases of property and equipment totaling $2.7 million. The reduction in net purchases of held-to-maturity investments was due to our investments in higher yield cash and cash equivalents over the twelve months ended March 31, 2007.

Our financing activities for the three months ended March 31, 2007 included receipts of approximately $7,000 from the issuance of common stock through the exercise of stock options and approximately $78,000 received from one member of the board of directors of the company for a payment resulting from a correction to an option agreement made on February 20, 2007. Our financing activities for the three months ended March 31, 2006 included the use of $0.4 million for the repurchase of approximately 18,000 shares of our common stock, and receipts of $5.3 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan.

Our contractual obligation related to income tax, as of March 31, 2007, consisted primarily of unrecognized tax benefits of approximately $14.1 million, and was classified as deferred tax assets and long-term income taxes payable in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined, however it is not expected to be due within the next twelve months.

During the first three months of 2007, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during the remainder of 2007, as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of FIN 48. The information on the implementation of FIN 48 is set forth in Part I, Note 7 of this report under the heading “Income Taxes”. There were no additional changes to recent accounting standards as disclosed in our Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2006 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not hold any instruments for trading purposes. At March 31, 2007 and December 31, 2006, we held primarily cash equivalents and short-term investments, with fixed interest rates and with maturity dates of less than twelve months.

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

ITEM 4.	CONTROLS AND PROCEDURES.

Limitation on Effectiveness of Controls

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, or the Evaluation Date.

The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were designed and operating effectively to provide reasonable assurance that the information relating to our financial statements and footnote disclosures, required in our Exchange Act filings (1) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007, as a result of three material weaknesses that existed in our internal control over financial reporting. The material weaknesses, as described in the following paragraphs, are related to accounting for stock grants, income tax accounting and the application of generally accepted accounting principles to material non-routine transactions.

Control Activities Related to Accounting for Stock-Based Compensation

As of March 31, 2007, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of APB 25, SFAS No. 123 and SFAS No. 123(R), which replaced APB 25 and SFAS 123 effective January 1, 2006.

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

This lack of internal controls and procedures led to incorrect application of APB 25 for periods prior to January 1, 2006, which provided that compensation expense relative to our employee stock options should be measured based on the intrinsic value of stock options granted. For periods after December 31, 2005, this lack of internal controls and procedures led to incorrect application of SFAS 123R, which provides for share-based compensation expense based on fair value. Based on our investigation, we concluded that original measurement dates on certain stock option grants could not be relied upon for accounting purposes and that the appropriate charges for such stock option grants and for stock option grants where key terms were potentially modified had not been properly recorded. As a result we did not correctly account for stock-based compensation expense for certain stock option grants.

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

Additionally, subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2004, we determined that we erroneously applied certain aspects of SFAS No. 123. As a result, we had to make certain changes in the assumptions we used to calculate pro forma net income, and the footnote disclosures under the provisions of SFAS 123. Accordingly, we determined that our controls were not adequate to ensure that the assumptions we used were accurate.

As of March 31, 2007, this material weakness had not been remediated. Therefore, we did not have sufficient controls in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of SFAS No. 123R, which replaced APB 25 and SFAS 123 in 2006.

Control Activities Relating to Income Tax Accounting

As of March 31, 2007, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the accounting and review of our income taxes payable, deferred income tax assets and liabilities, and the related tax provision.

In 2006, we determined that we did not have appropriate staffing resources to perform our tax accounting functions. Specifically, there was a failure to consistently apply generally accepted accounting principles in determining our income taxes payable, deferred income tax assets and liabilities, and the related tax provision. In the course of reviewing these errors, we determined that our controls were not adequate to ensure the completeness and accuracy of the tax provision in accordance with generally accepted accounting principles. As of March 31, 2007, this material weakness had not been remediated.

Control Activities Relating to the Application of Generally Accepted Accounting Principles to Non-Routine Transactions

As of March 31, 2007, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of generally accepted accounting principles to material, non-routine, non-systematic transactions.

This third material weakness resulted from an adjustment of $1.4 million of legal expenses we paid and assumed would be reimbursed under our Directors and Officers liability insurance policy. We originally recorded a receivable for this amount. After subsequent review, we determined that this was a gain contingency, as per SFAS No. 5, Accounting for Contingencies, specifically paragraph 179(a), and should not be recorded as a receivable at December 31, 2006, because to do so might be a recognition of a gain prior to its realization. Consequently we failed to appropriately apply generally accepted accounting principles to the accounting for this transaction and concluded that there was more than a remote likelihood that a material misstatement of our annual financial statements would not have been prevented or detected. As of March 31, 2007, this material weakness had not been remediated.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the three months ended March 31, 2007, however, subsequent to March 31, 2007, we have taken several steps to strengthen our disclosure controls and procedures and internal control over financial reporting. Specifically, we have implemented the following internal control improvements in 2007.

Changes Related to Stock-Based Compensation

We have engaged the services of an external specialist in stock-based compensation to assist us in the accounting for stock-based compensation as per the requirements of SFAS No. 123R. In addition, we have engaged our corporate counsel to revise our policies and procedures surrounding the administration of our stock option grants to our employees.

Although this change in our controls and processes, along with others that we established prior to the beginning of 2007, related to the granting and accounting for stock options, management has not had the opportunity to evaluate their operating effectiveness because we have not granted stock options after making these changes.

Changes Related to Income Tax Accounting

We have had no change to this material weakness as of March 31, 2007, however subsequent to the first quarter, we have strengthened our processes related to tax accounting and we have improved our review process with the assistance of our third party tax accounting firm.

Although management has made changes to strengthen this area of tax accounting, the additional reviews are beginning in the second quarter of 2007, and will be tested in the third and fourth quarters of 2007 to ensure that these higher-level reviews will be successful to remediate this material weakness.

Changes Related to the Application of Generally Accepted Accounting Principles to Non-Routine Transactions

We have had no changes to this material weakness as of March 31, 2007. However, subsequent to the first quarter of 2007, in order to strengthen our processes relating to the accounting for material, non-routine, non-systematic transactions in accordance with generally accepted accounting principles, we have implemented a process to identify and research those items and engage technical expertise, if determined to be required, to provide reasonable assurance that the transactions are prepared in accordance with generally accepted accounting principles. Our policy requires the contemporaneous documentation and evaluation of complex and unusual transactions which are material either by the size or the nature of the transaction. In conjunction with this policy, we are implementing more rigorous controls for ensuring that those transactions which involve a significant level of management judgment or which by the nature of the transactions rise a level requiring communication to the Audit Committee are, in fact, communicated to the Audit Committee on a timely basis.

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

On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing four of our patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of us finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and we will request the damages to be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings we cannot state the amount, if any, which might ultimately be recovered by us from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild has raised defenses contending that the asserted patents are invalid or unenforceable, and the court set a second trial on these issues to begin on September 17, 2007.

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas. The complaint asserts that we infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against us but Fairchild and Intersil did not identify any specific products they believe infringe the patent. We believe that Fairchild and Intersil’s lawsuit is flawed because both Fairchild and Intersil lack standing to sue us, and it is also duplicative of a portion of our suit against Fairchild in Delaware, and we therefore filed a motion addressing both issues. The Texas Court granted us motion to transfer the case to Delaware on March 6, 2007, and the case has been transferred to Delaware and assigned to Judge Farnan, the presiding judge in the Fairchild case discussed above. The Delaware Court held a status conference on August 2, 2007, and it scheduled a trial for September 8, 2008, but there have been no further developments in the case. We continue to believe Fairchild’s case should be dismissed for lack of standing, and the court has scheduled a hearing on that issue for October 5, 2007. Regardless, we do not expect Fairchild’s suit to have any impact on our lawsuit against Fairchild.

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

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of us, against certain of our current and former executives and members of our board of directors relating to our historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of us. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of us. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed a consolidated complaint. On August 3, 2007, the plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of our shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. Our response to the amended consolidated complaint is due on September 12, 2007.

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

On May 23, 2006, the U.S. Attorney’s Office for the Northern District of California, or DOJ, issued a grand jury subpoena to us directing that we produce documents relating to the granting of stock options from 1995 through the present. On May 31, 2006, the staff of the Securities and Exchange Commission, or SEC, sent a letter to us directing us to take appropriate actions to preserve certain documents relating to our stock option practices. Since that time, the government has made a number of requests for us to voluntarily produce documents relating to, among other things, our stock option practices. In addition, the government conducted voluntary interviews of certain current and former officers and employees. We believe we have cooperated fully with the SEC and the DOJ and intend to continue to do so.

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

There can be no assurance that we will prevail in our litigation with System General, Fairchild, or BCD. This litigation, whether or not determined in our favor or settled, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, potentially causing a material adverse effect on our business, financial condition and operating results. In addition, we are unable to predict the outcome of the other legal proceedings described above. Adverse determinations in litigation could result in monetary losses, the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top customer, that resells our products to OEMs and merchant power supply manufacturers, accounted for approximately 23% of net revenues and our top ten customers, including distributors, accounted for approximately 65%, of our net revenues for the three months ended March 31,2007. In April 2006, we terminated our relationship with a distributor that was one of our top two customers in 2005. We have replaced this relationship with other distribution relationships, and do not believe that the termination has had a material impact on our business. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

We are subject to SEC and U.S. Department of Justice investigations and stockholder litigation related to our recent internal investigation of our practices related to stock option grants and the related restatement of our consolidated financial statements. The SEC and the U.S. Department of Justice, or DOJ, are both conducting investigations related to our internal investigation of our practices related to stock option grants. In addition, three alleged shareholders of Power Integrations have filed derivative complaints in the United States District Court for the Northern District of California, and two alleged shareholders have filed derivative complaints in Superior Court of California, Santa Clara County, all purportedly on behalf of Power Integrations, against certain of our current and former executive officers and directors in connection with our option granting practices alleging, among other things, breaches of fiduciary duties and in the federal court cases violations of Section 10(b) of the Securities Exchange Act of 1934. The shareholder derivative suits are discussed in more detail in Item 1 of this Quarterly Report on Form 10-Q. The ongoing legal fees we are incurring in connection with these actions, and any fines that we may be required to pay in the event that the SEC or DOJ determine, as a result of their investigations, to bring any civil or other actions against us, or any attorneys’ fees that we may be required to pay as a result of the derivative suits, would have an adverse effect on our operating results. Further, these actions require a significant amount of our senior management’s attention, which detracts from their ability to manage our company’s business.

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

Recently enacted changes in securities laws and regulations, including potential risk resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002 will continue to impact our results. Complying with the requirements of the Sarbanes-Oxley Act of 2002 and Nasdaq’s conditions for re-listing have imposed significant legal and financial compliance costs, and are expected to continue to impose significant costs and management burden on us. These new rules and regulations also may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly qualified members to serve on our audit committee.

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

We are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of items, and if we are not successful in defending our position we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2002 and 2003, the IRS is asserting that we owe additional taxes relating to a number of items, the most significant of which is our research and development cost sharing arrangement. We disagree with the IRS’s position; however, if we are not successful in defending our position, we could be required to pay additional taxes, penalties and interest for 2002 and 2003, as well as for subsequent years that are not currently under audit.

We believe the IRS’ position with respect to certain items for which it has proposed adjustments is inconsistent with applicable tax laws, and that we have meritorious defenses to our position with respect to these proposed adjustments. Accordingly, we intend to continue to challenge the IRS’ position on these matters vigorously. While we believe the IRS’ asserted position on these matters is not supported by applicable law, we may be required to make additional payments in order to resolve these matters. If the IRS determines that we owe additional taxes for these matters, our results of operations and financial condition would be materially and adversely affected. Resolution of this matter could take considerable time, possibly years.

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

Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. Royalty revenue was less than 1% of total net revenues for the three months ended March 31, 2007, and less than 2% for the years ended December 31, 2006, 2005 and 2004. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 94% and 93% of the net revenues for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

On March 5, 2007, an employee of the Company exercised an option to purchase 5,647 shares of Power Integrations common stock for an exercise price of $0.68, and on March 15, 2007, an employee of the Company exercised an option to purchase 3,554 shares of Power Integrations common stock for an exercise price of $0.85. The exercises of the options were made in reliance on Rule 701 promulgated under the Securities Act of 1933, as amended, as the options were granted prior to the initial public offering of Power Integrations’ common stock in reliance on Rule 701.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: August 9, 2007	By:	/s/ RAFAEL TORRES
Rafael Torres
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on April 22, 2005, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.4.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.4	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999 (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.5	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001 (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	Cash Compensation for Non-Employee Directors (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)

10.2	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Alan Bickell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)

10.3	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Nicholas Brathwaite. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)

10.4	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and R. Scott Brown. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)

10.5	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)

10.6	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)

10.7	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and R. Scott Brown. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)

10.8	2006 Bonuses to Executive Officers (As described in our Current Report on Form 8-K filed with the SEC on February 9, 2007, SEC File No. 000-23441.)

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Form 10-Q, are not deemed filed with the SEC, and are not to be incorporated by reference into an filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.