Form 10-Q
period 2007-06-30
POWER INTEGRATIONS INC
filed 2007-08-09
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007.

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

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,325	$124,937
Restricted cash	1,300	1,300
Short-term investments	10,038	2,506
Accounts receivable, net of allowances of $415 and $527, in 2007 and 2006, respectively	14,322	10,489
Inventories	24,669	28,280
Deferred tax assets	2,199	2,199
Prepaid expenses and other current assets	3,210	4,009

Total current assets	193,063	173,720

INVESTMENTS	1,000	3,999
NOTE RECEIVABLE	10,000	10,000
PROPERTY AND EQUIPMENT, net	54,911	53,475
INTANGIBLE ASSETS, net	5,508	5,895
DEFERRED TAX ASSETS	13,483	13,485
OTHER ASSETS	244	285

Total assets	$278,209	$260,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$7,361	$8,592
Accrued payroll and related expenses	5,335	8,668
Income taxes payable	2,404	14,509
Deferred income on sales to distributors	4,727	4,901
Accrued professional fees	3,387	3,294
Other accrued liabilities	180	129

Total current liabilities	23,394	40,093

LONG-TERM INCOME TAXES PAYABLE	14,237	—

Total liabilities	37,631	40,093

STOCKHOLDERS’ EQUITY:
Common stock	29	29
Additional paid-in capital	140,765	135,307
Accumulated other comprehensive income	32	4
Retained earnings	99,752	85,426

Total stockholders’ equity	240,578	220,766

Total liabilities and stockholders’ equity	$278,209	$260,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET REVENUES	$43,240	$41,465	$88,557	$76,718

COST OF REVENUES	19,288	17,359	39,488	34,267

GROSS PROFIT	23,952	24,106	49,069	42,451

OPERATING EXPENSES:
Research and development	5,916	6,018	11,810	11,827
Sales and marketing	6,171	6,497	12,512	12,724
General and administrative	5,546	8,133	11,928	16,522

Total operating expenses	17,633	20,648	36,250	41,073

INCOME FROM OPERATIONS	6,319	3,458	12,819	1,378

OTHER INCOME
Other income, net	1,641	1,494	3,306	2,772
Insurance reimbursement	723	—	723	—

Total other income	2,364	1,494	4,029	2,772

INCOME BEFORE PROVISION FOR INCOME TAXES	8,683	4,952	16,848	4,150

PROVISION FOR INCOME TAXES	1,906	446	3,565	423

NET INCOME	$6,777	$4,506	$13,283	$3,727

EARNINGS PER SHARE:
Basic	$0.24	$0.15	$0.46	$0.13

Diluted	$0.22	$0.15	$0.43	$0.12

SHARES USED IN PER SHARE CALCULATION:
Basic	28,674	29,356	28,667	29,468

Diluted	30,942	30,955	30,823	31,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,283	$3,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,966	3,295
Stock-based compensation expense	5,538	7,999
Deferred income taxes	2	(625)
Provision for accounts receivable and other allowances	(54)	529
Excess tax benefit from stock options exercised	(1)	(168)
Tax expense (benefit) associated with employee stock plans	(52)	167
Change in operating assets and liabilities:
Accounts receivable	(3,779)	(2,549)
Inventories	3,484	(4,847)
Prepaid expenses and other current assets	857	300
Accounts payable	(871)	4,453
Income taxes payable and accrued liabilities	9	2,902
Deferred income on sales to distributors	(174)	1,873

Net cash provided by operating activities	22,208	17,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,386)	(5,969)
Acquisition of technology	—	(3,000)
Purchases of held-to-maturity investments	(5,593)	(24,851)
Proceeds from maturities of held-to-maturity investments	1,060	12,269

Net cash used in investing activities	(9,919)	(21,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	98	5,553
Repurchase of common stock	—	(19,643)
Excess tax benefit from stock options exercised	1	168

Net cash (used in) provided by financing activities	99	(13,922)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,388	(18,417)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	124,937	109,879

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$137,325	$91,462

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment, net	$(360)	$1,357

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$359	$530

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of June 30, 2007 and December 31, 2006, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Restricted Cash

The Company’s restricted cash balance of $1.3 million at June 30, 2007 consists of an interest-bearing certificate of deposit at Union Bank of California. The certificate of deposit bears interest at a rate ranging from 3.55% to 4.64% and is renewed every three months. The current maturity for the certificate of deposit is October 29, 2007. The Company has entered into a security agreement with Union Bank of California, whereby the Company agreed to maintain $1.3 million in an interest-bearing certificate of deposit with the bank. The certificate of deposit is restricted because it was established in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. As of June 30, 2007, there were two outstanding letters of credit totaling approximately $1.2 million. This agreement remains in effect until cancellation of the Company’s letters of credit or until the Company reestablishes its line of credit with the Union Bank of California.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (OEM), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from the Company’s facility in California are “delivered at frontier,” (DAF). As such, title to the product

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$6,777	$4,506	$13,283	$3,727
Other comprehensive income:
Translation adjustments	18	62	28	68

Total comprehensive income	$6,795	$4,568	$13,311	$3,795

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK PLANS AND STOCK-BASED COMPENSATION:

Stock Plans

As of June 30, 2007, the Company had four stock-based employee compensation plans, the “Plans”, which are described below.

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Stock Option Plan (the “1997 Plan”), whereby the board of directors may grant incentive stock options and non-qualified stock options to key employees, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increase on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. As of June 30, 2007 the maximum number of shares that may be issued under the 1997 Plan was 14,085,792. In general, options vest over 48 months. Options generally expire no later than ten years after the date of grant (five years if an incentive stock option is granted to a ten percent owner optionee), subject to earlier termination upon an optionee’s cessation of employment or service.

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

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of June 30, 2007, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each two-year offering period, or (ii) the fair market value of the Company’s common stock on the semi-annual purchase date. If the fair market value of the Company’s common stock on any semi-annual purchase date within a two-year offering period is less than the fair market value per share on the first day of such offering period, then immediately following purchase of shares of the Company’s common stock on that semi-annual purchase date, participants will be automatically withdrawn from the offering period and enrolled in a new two-year offering period beginning immediately thereafter. An aggregate of 2,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of June 30, 2007, 1,609,300 shares had been purchased and 390,700 shares were reserved for future issuance under the Purchase Plan.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (SFAS 123R), Share-Based Payment. The Company previously applied Accounting Principles Board (APB) opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and provided pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method, as provided by SFAS 123R. Under this transition method, stock-based compensation expense for the first six months of fiscal 2007 and 2006 includes: 1) compensation in connection with the unvested portion of all stock-based compensation awards that were granted prior to January 1, 2006, and 2) compensation related to all stock option awards granted subsequent to December 31, 2005. The Company is using the accelerated method to amortize stock options granted through December 31, 2005, over the remaining requisite service period of the stock option award, and the straight-line method for all stock options granted after December 31, 2005 over the requisite service period of the award. In accordance with SFAS 123R, as of January 1, 2006, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid-in capital.

As of June 30, 2007 there was approximately $15.0 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 1.72 years. A total of $2.5 million and $4.1 million was recorded as stock-based compensation expense in the three months ended June 30, 2007 and 2006, respectively, and $5.5 million and $8.0 million was recorded as stock-based compensation expense in the six months ended June 30, 2007 and 2006, respectively.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rates	4.78%	5.00%	4.65% - 4.78%	4.46% - 5.00%
Expected volatility rates	43%	52%	43% - 44%	50% - 52%
Expected dividend yield	—	—	—	—
Expected life of stock options (in years)	6.03	6.03	6.03	6.03
Weighted-average grant date fair value of options granted	$11.37	$10.55	$11.46	$13.88

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan for the three and six months ended June 30, 2006 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (1)	2006	2007 (1)	2006
Risk-free interest rates	—	4.44%	—	4.44%
Expected volatility rates	—	37%	—	37%
Expected dividend yield	—	—	—	—
Expected life of purchase right (in years)	—	1.0	—	1.0
Weighted-average estimated fair value of purchase rights	—	$6.81	—	$6.81

(1) In the three and six months ended June 30, 2007 the assumptions used for the Black-Scholes model were not applicable, as a result of the suspension of stock issuances under the Company’s employee stock purchase plan due to the Company not being current with its filings with the SEC.

The following table summarizes the stock-based compensation expense recognized in accordance with SFAS No. 123R for the three and six months ended June 30, 2007 and June 30, 2006 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$280	$412	$612	$459
Research and development	642	1,119	1,561	2,317
Sales and marketing	851	1,473	1,864	2,963
General and administrative	730	1,120	1,501	2,260

Total	$2,503	$4,124	$5,538	$7,999

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of option activity under the Plans as of June 30, 2007, and changes during the six months then ended, is presented below:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	8,491	$20.18
Granted	40	23.36
Exercised	(25)	0.81
Forfeited or expired	(52)	24.00

Outstanding at June 30, 2007	8,454	$20.23	5.67	$56,745

Exercisable at June 30, 2007	6,556	$19.57	4.97	$49,195

Vested and expected to vest at June 30, 2007	8,139	$20.14	5.59	$55,601

The weighted-average grant-date fair value of options granted for the three and six months ended June 30, 2007 was $11.37 and $11.46, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $394,506 and $602,605, respectively.

4. INVENTORIES:

Inventories (which consist of costs associated with the purchase of wafers from offshore foundries and of packaged components from several offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components) are stated at the lower of cost (first in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$4,991	$7,869
Work-in-process	5,982	6,767
Finished goods	13,696	13,644

	$24,669	$28,280

5. INTANGIBLE ASSETS:

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, which range from five to twelve years. Amortization for all acquired intangible assets was approximately $0.2 million and $0.4 million in the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.3 million in the three and six months ended June 30, 2006, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Value	Gross Carrying Amount	Accumulated Amortization	Net Intangible Value
Patent rights	$3,165	$(1,158)	$2,007	$3,165	$(978)	$2,187
Technology licenses	4,056	(578)	3,478	4,057	(375)	3,682
Other intangibles	38	(15)	23	37	(11)	26

Total intangible assets	$7,259	$(1,751)	$5,508	$7,259	$(1,364)	$5,895

The estimated future amortization expense related to intangible assets at June 30, 2007 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2007 (remaining 6 months)	$387
2008	774
2009	763
2010	728
2011	696
Thereafter	2,160

Total	$5,508

6. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

Ten customers accounted for approximately 65% and 55% of net revenues for the three months ended June 30, 2007 and 2006, respectively, and 63% and 56% of net revenues for the six months ended June 30, 2007 and 2006, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. One customer, a distributor of the Company’s products, accounted for 28% and 21% of net revenue in the three months ended June 30, 2007 and 2006, respectively, and 26% and 19% of net revenues for the six months ended June 30, 2007 and 2006, respectively. No other customer accounted for 10% or more of our revenue in the periods mentioned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2007 and December 31, 2006, approximately 69% and 67% of accounts receivable, respectively, were concentrated with the Company’s top ten customers.

The following customers, both of which are distributors of the Company’s products, represented 10% or more of accounts receivable:

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer	June 30, 2007	December 31, 2006
A	18%	22%
B	10%	*
* less than 10%

Export Sales

The Company markets its products in and outside of the Americas through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Hong Kong/China	42%	27%	39%	24%
Korea	19%	20%	22%	20%
Western Europe (excluding Germany)	10%	9%	10%	10%
Taiwan	9%	18%	9%	20%
Germany	7%	4%	7%	5%
Japan	5%	4%	5%	5%
Singapore	2%	2%	2%	3%
Other	1%	9%	1%	5%

Total revenue, excluding the Americas	95%	93%	95%	92%

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States, with some customers located in Mexico and Brazil.

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for approximately 85% and 89% of net revenues from product sales for the three months ended June 30, 2007 and 2006, respectively, and 87% and 89% of net revenues from product sales for the six months ended June 30, 2007 and 2006, respectively. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX and TOPSwitch-GX. TinySwitch products include TinySwitch, TinySwitch-II, TinySwitch-III and PeakSwitch. The remaining 15% and 11% of net product sales in the three months ended June 30, 2007 and 2006, and the remaining 13% and 11% of net product sales in the six months ended June 30, 2007 and 2006 was comprised primarily of sales of the Company’s LinkSwitch and DPA-Switch products.

7. EARNINGS PER SHARE:

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options, as computed using the treasury stock method.

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$6,777	$4,506	$13,283	$3,727

Weighted- average common shares	28,674	29,356	28,667	29,468

Basic earnings per share	$0.24	$0.15	$0.46	$0.13

Diluted earnings per share:
Net income	$6,777	$4,506	$13,283	$3,727

Weighted- average common shares	28,674	29,356	28,667	29,468
Effect of dilutive securities:
Stock options	2,268	1,599	2,156	1,799

Diluted weighted-average common shares	30,942	30,955	30,823	31,267

Diluted earnings per share	$0.22	$0.15	$0.43	$0.12

Options to purchase 2,703,564 and 3,789,141 shares of Company common stock outstanding for the three month periods ended June 30, 2007 and 2006, respectively, and options to purchase 2,828,743 and 3,360,374 shares of Company common stock outstanding for the six month periods ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the exercise prices of the options to purchase shares of the Company’s common stock were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been anti-dilutive.

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The Company’s estimated effective tax rates for the three months ended June 30, 2007 and 2006 were 22% and 9%, respectively. The Company’s estimated effective tax rates for the six months ended June 30, 2007 and 2006 were 21% and 10%, respectively. The lower effective tax rate in 2006 was primarily due to lower taxable income recorded in higher tax rate jurisdictions caused by increased expenses incurred in connection with the Company’s previously announced investigation into its historical stock option practices and the resulting restatements of its prior financial statements. The difference between the statutory rate of 35% and the Company’s effective tax rate for the three and six months ended June 30, 2007 was due primarily to the beneficial impact of international sales which are subject to lower tax rates, increased expenses recorded in higher-tax-rate jurisdictions, and the favorable effects of research and development tax credits. The Company expects the annual effective income tax rate may change in future periods.

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

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change. As of June 30, 2007, the Company had accrued $0.8 million for payment of such interest and penalties, which is classified as non-current taxes payable. Interest and penalties included in the Company’s provision for income taxes were $0.1 million in the three months ended June 30, 2007.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s total unrecognized tax benefits as of January 1, 2007 and June 30, 2007 were $13.2 million and $14.8 million, respectively. Also, the Company’s total unrecognized tax benefits, if recognized, would affect its effective tax rate by $13.2 million and $14.8 million as of January 1, 2007 and June 30, 2007.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2007. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our ICs are purchased primarily by merchant power supply manufacturers who sell power supplies to OEMs, and, in some cases, by OEMs who design and build their own power supplies. In the six months ended June 30, 2007, approximately 65% of our net sales to these end customers were made through distributors of electronic components. Power supplies may be designed with our monolithic ICs, which combine a high-voltage transistor with low-voltage control circuitry, or with a number of competing alternatives. These alternatives include other monolithic and hybrid ICs, pulse width modulation (PWM) controller ICs paired with discrete transistors, and legacy technologies that do not utilize ICs, such as line-frequency transformers and self-oscillating switchers using discrete components.

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

Income taxes

Current income tax expense is an estimate of taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will be more likely than not realized based on available evidence and management judgment. We limit the deferred tax assets recognized related to certain of our officer’s compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). As of June 30, 2007, we had not recorded any valuation allowance. In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended June 30,		Percentage of Total Net Revenues for Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.6	41.9	44.6	44.7

Gross profit	55.4	58.1	55.4	55.3
Operating expenses:
Research and development	13.7	14.5	13.3	15.4
Sales and marketing	14.3	15.7	14.1	16.6
General and administrative	12.8	19.6	13.5	21.5

Total operating expenses	40.8	49.8	40.9	53.5

Income from operations	14.6	8.3	14.5	1.8

Other income, net	3.8	3.6	3.7	3.6
Insurance reimbursement	1.7	—	0.8	—

Income before provision for income taxes	20.1	11.9	19.0	5.4
Provision for income taxes	4.4	1.0	4.0	0.5

Net income	15.7%	10.9%	15.0%	4.9%

Comparison of the Three Months and Six Months Ended June 30, 2007 and 2006

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid by Matsushita Electric Industrial Co., Ltd., or MEI. Net revenues for the three months ended June 30, 2007 were $43.2 million compared to $41.5 million for the three months ended June 30, 2006, an increase of $1.7 million or 4%. This growth was driven by product revenue, which increased 12%. This increase was primarily due to penetration of our products in the computer, industrial and consumer markets. Our product revenue increase was partially offset by reduced revenue from one of our end-customers in the cell phone market. This end-customer purchased a competing product from a competitor, whom we believe is infringing on three of our patents. We are currently undertaking patent litigation against this competitor as described in Part II, Item 1(Legal Proceedings) of this Form 10-Q. Growth in total net revenues was lower than the growth in product revenue due to the recognition, in the second quarter of 2006, of a net benefit of $2.7 million related to the resolution of prior-period ship-and-debit claims with two of our distributors.

Net revenues for the six months ended June 30, 2007 were $88.6 million compared to $76.7 million for the comparable period of 2006, an increase of $11.9 million or 15.4%. The increase was primarily driven by increased penetration in a wide range of applications within each of our four major end markets, the communications, computer, consumer and industrial end markets. This increase was slightly off set by the impact of the above-mentioned resolution of prior-period ship-and-debit claims in the second quarter of 2006.

The growth in product revenues for the three and six months ended June 30, 2007, was driven primarily by higher sales of our TinySwitch-III and LinkSwitch products. Our net revenue mix by product family and by the end markets that we serve for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2007	2006	2007	2006
TinySwitch-I, -II and -III and PeakSwitch	53%	53%	56%	51%
TopSwitch-FX, -GX, -I and -II	32%	36%	30%	39%
LinkSwitch	13%	9%	12%	8%
DPA-Switch	2%	2%	2%	2%

Approximate revenue mix by end markets served for the three and six months ended June 30, 2007 compared to the same periods in 2006, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2007	2006	2007	2006
Consumer	30%	32%	31%	32%
Communication	26%	29%	28%	28%
Computer	20%	17%	19%	18%
Industrial	17%	15%	15%	15%
Other	7%	7%	7%	7%

International sales, comprising sales outside of the Americas based on “ship to” customer locations, were $40.9 million in the second quarter of 2007 compared to $38.6 million for the same period in 2006, an increase of approximately $2.3 million. International sales represented 95% of net revenues compared to 93% in the comparable period of 2006. International sales were $83.7 million for the six months ended June 30, 2007 compared to $70.6 million for the same period in 2006, an increase of $13.1 million, or 19%. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 78% of our net revenues for both the three and six months ended June 30, 2007, and 80% and 77% of our net revenues for the three and six months ended June 30, 2006, respectively. Within our Asia region, in the three and six months ended June 30, 2007, sales to Taiwan decreased 9% and 11%, respectively, when compared to the same periods in the previous year. The decline was due primarily to a cancelled major distributor in the second quarter of 2006 that was located in Taiwan. This decrease was off set by additional distributors, located primarily in the Hong Kong and China regions, that we engaged throughout 2006 to distribute our products. As a result, sales to the Hong Kong and China region increased 15% in both the three and six months ended June 30, 2007, when compared to the same periods in the previous year. We expect international sales to continue to account for a large portion of our net revenues.

For the second quarter of 2007, sales to distributors accounted for 67% of net product sales, while sales to OEMs and power supply merchants accounted for 33%, compared to 66% to distributors and 34% to OEMs and power supply merchants for the second quarter of 2006. For the six months ended June 30, 2007, sales to distributors accounted for 65% of net product sales, while sales to OEMs and power supply merchants accounted for 35%, compared to 64% to distributors and 36% to OEMs and power supply merchants for the same period in 2006. In the three and six months ended June 30, 2007, one customer, a distributor of our products, accounted for approximately 28% and 26% of net revenues, respectively. In the three and six months ended June 30, 2006, the same customer accounted for approximately 21% and 19% of net revenues, respectively. No other customers accounted for 10% or more of our net revenues in those periods.

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

Cost of revenues and Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from MEI, OKI Electric Industry Co., Ltd., or OKI, and ZMD Analog Mixed Signal Services GmbH & Co. KG, or ZFOUNDRY, a wholly-owned subsidiary of X-FAB Semiconductor Foundries AG, as well as the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with the testing of both wafers and packaged components, and testing of packaged components by sub-contractors. Gross profit was $24.0 million, or 55% of net revenues, for the three months ended June 30, 2007, compared to $24.1 million, or 58% of net revenues, for the three months ended June 30, 2006. The decrease in gross profit margin was driven by the recognition of the above-mentioned revenue benefit related to the resolution of prior period ship-and-debit claims with two of our distributors in the second quarter of 2006 as there was no cost associated with the recovery. Gross profit for the six months ended June 30, 2007 and 2006 was $49.1 million and $42.5 million, respectively, or 55% of net revenues for both periods.

Research and development expenses. Research and development (R&D) expenses consist primarily of employee-related expenses (including stock-based compensation), expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers related to new products until we release these products to production. R&D expenses for the second quarter of 2007 were $5.9 million, or 14% of net revenues, compared to $6.0 million or 15% of net revenues, for the same period in 2006. The slight decrease was driven primarily by lower stock-based compensation expenses reflecting reduced issuance of employee stock options, largely offset by higher salary expense reflecting salary increases and growth in engineering-related headcount. Stock-based compensation expenses totaled $0.6 million and $1.6 million, respectively, for the three and six months ended June 30, 2007, compared to $1.1 million and $2.3 million for the same periods in 2006. R&D expenses were $11.8 million for both the six months ended June 30, 2007 and 2006, representing 13% and 15% of net revenues, respectively. We expect R&D expenses for new manufacturing technologies and new product development to increase in absolute dollars in future periods primarily as a result of adding additional personnel, but these expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation) related to sales, application support, marketing and customer service, as well as commissions to sales representatives, expenses for advertising and promotional activities, and facilities expenses associated with our regional sales offices and support offices. Sales and marketing expenses were $6.2 million or 14% of net revenues for the second quarter of 2007, compared to $6.5 million or 16% of net revenues for the same period in 2006. Sales and marketing expenses for the six months ended June 30, 2007 were $12.5 million compared to $12.7 million for the same period in 2006, which represented 14% and 17% of our net revenues in each period, respectively. The decrease for both the three and six months ended June 30, 2007, compared to the respective periods in the previous year was driven by lower stock-based compensation expenses reflecting reduced issuance of employee stock options, partially offset by higher salary expense reflecting salary increases and growth in sales and marketing-related headcount. Stock-based compensation expenses totaled $0.9 million and $1.9 million, respectively, for the three and six months ended June 30, 2007, compared to $1.5 million and $3.0 million for the same periods in 2006. We expect sales and marketing expenses to increase in absolute dollars in future periods because of increased investment in sales and marketing but these expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative (G&A) expenses consist primarily of employee-related expenses including stock-based compensation for administration, finance, human resources and general management, as well as consulting fees, legal fees and audit and tax services. For the three months ended June 30, 2007, G&A expenses were $5.5 million or 13% of our net revenues, compared to $8.1 million, or 20% of net revenues for the same period in 2006. For the six months ended June 30, 2006, G&A expenses were $11.9 million, or 14% of net revenues, compared to $16.5 million, or 22% of net revenues, for the same period in 2006. The decreases for both the three and six month periods were due primarily to lower professional fees in connection with the recent restatement of our historical financial statements and related matters, partially offset by an increase in income tax preparation and compliance services during the second quarter of 2007. The decrease was also partially attributable to lower stock-based compensation expense, reflecting reduced issuance of employee stock options. Stock-based compensation expenses totaled $0.7 million and $1.5 million, respectively, for the three and six months ended June 30, 2007, compared to $1.1 million and $2.3 million for the same periods in 2006. We expect G&A expenses to decrease in 2007 compared to 2006 due to the completion of the restatement of our financial statements and reduced spending related to our patent litigation against Fairchild and System General. Patent litigation fees are likely to increase in the future as a result of our recently filed patent lawsuit against BCD which is further explained in Part II, Item 1(Legal Proceedings) of this Form 10-Q.

Other income, net. Other income, net, for the second quarter of 2007 was $2.4 million compared to $1.5 million for the same period in 2006. For the six months ended June 30, 2007, other income, net was $4 million, compared to $2.8 million in the same period in 2006. The increase in other income was primarily due to a $0.7 million reimbursement for a directors and officers liability insurance claim received in the second quarter of 2007. In addition, interest income, which consists primarily of income earned on cash and cash equivalents and short and long-term investments, grew primarily due to an increase in our cash and cash equivalents balance as of June 30, 2007 and an increase in the average interest rate from 4.98% at June 30, 2006 to 5.39% at June 30, 2007.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes was $1.9 million and $0.4 million for the quarters ended June 30, 2007 and 2006, respectively. The provision for income taxes was $3.6 million for the six months ended June 30, 2007 compared to $0.4 million in the same period in 2006. Our estimated effective tax rate was approximately 22% and 21% for the three and six months ended June 30, 2007, respectively, compared to 9% and 10% for the same periods on 2006. The lower effective tax rate in 2006 was primarily due to lower taxable income recorded in higher tax rate jurisdictions caused by increased expenses incurred in connection with our previously announced investigation into our historical stock option practices and the resulting restatements of our prior financial statements. The difference between the statutory rate of 35% and our effective rates for the three and six months ended June 30, 2007 was due primarily to international sales which are subject to lower tax rates and the favorable effects of R&D tax credits.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $149.7 million in cash and cash equivalents short-term and long-term investments (including $1.3 million of restricted cash), an increase of approximately $16.9 million from December 31, 2006. On October 26, 2006, we entered into a security agreement with the Union Bank of California, whereby we agreed to maintain $1.3 million in an interest bearing certificate of deposit with the bank. This balance is classified as restricted cash on our condensed consolidated balance sheets. The purpose of this agreement is to secure commercial letters of credit which we provide to MEI prior to the shipment of wafers to us, and also to our workers compensation insurance carrier as part of our insurance program. This agreement remains in effect until cancellation of our letters of credit. As of June 30, 2007, there were outstanding letters of credit totaling approximately $1.2 million.

As of June 30, 2007, we had working capital, defined as current assets less current liabilities, of approximately $169.7 million, an increase of approximately $36.0 million from December 31, 2006.

Our operating activities generated cash of $22.2 million in the six months ended June 30, 2007. Our net income for this period was $13.3 million; we also incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $4.0 million and $5.5 million, respectively. A decrease in inventories and prepaid expenses resulted in an additional $4.3 million source of cash. These sources of cash from operating activities were offset by an increase in accounts receivable, and decreases in accounts payable and deferred income on sales to distributors, which resulted in uses of cash totaling $4.8 million. The increase in accounts receivable over the six-month period ended June 30, 2007 was primarily due to a timing difference with stronger sales in the third month of the second quarter in 2007. The decrease in accounts payable was primarily due to lower purchases of materials related to inventory.

For the six months ended June 30, 2006, our operating activities generated cash of $17.1 million. In addition to net income of $3.7 million, we incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $3.3 million and $8.0 million, respectively. An increase in accounts payable resulted in a $4.5 million source of cash, due primarily to the timing of payments to our wafer foundries. An increase in taxes payable and accrued liabilities, due to the timing of service fee payments related to our special investigation and restatement, resulted in a $2.9 million source of cash. These sources of cash were partially offset by an increase in inventory of $4.9 million, in line with an expected increase in sales in future periods, and an increase in accounts receivable of $2.5 million as a result of higher sales in the second quarter of 2006 compared to the fourth quarter of 2005.

Our investing activities in the six months ended June 30, 2007 resulted in a $9.9 million use of cash consisting of net purchases of $4.5 million of held-to-maturity investments and $5.4 million for purchases of property and equipment. For the six months ended June 30, 2006, our investing activities resulted in a $21.6 million use of cash consisting of net purchases of held-to-maturity investments totaling $12.6 million, the acquisition of a technology license from our foundry, OKI, for $3.0 million and purchases of property and equipment totaling $6.0 million.

Our financing activities for the six months ended June 30, 2007 generated $0.1 million of cash, primarily due to a payment received from one member of the board of directors of the company resulting from a correction to an option agreement made on February 20, 2007. Our financing activities for the six months ended June 30, 2006 included the use of $19.6 million for the repurchase of our common stock, offset by receipts of $5.6 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan.

Our contractual obligation related to income tax, as of June 30, 2007, consisted primarily of unrecognized tax benefits of approximately $14.8 million, and was classified as deferred tax assets and long-term income taxes payable in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined, however it is not expected to be due within the next twelve months.

During the first six months of 2007, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during the remainder of 2007, as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of FIN 48. The information on the implementation of FIN 48 is set forth in Part I, Note 8 of this report under the heading “Income Taxes”. There were no additional changes to recent accounting standards as disclosed in our Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2006 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not hold any instruments for trading purposes. At June 30, 2007 and December 31, 2006, we held primarily cash equivalents and short-term investments, with fixed interest rates and with maturity dates of less than twelve months.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007, as a result of three material weaknesses that existed in our internal control over financial reporting. The material weaknesses, as described in the following paragraphs, are related to accounting for stock grants, income tax accounting and the application of generally accepted accounting principles to material non-routine transactions.

Control Activities Related to Accounting for Stock-Based Compensation

As of June 30, 2007, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of APB 25, SFAS No. 123 and SFAS No. 123(R), which replaced APB 25 and SFAS 123 effective January 1, 2006.

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

As of June 30, 2007, this material weakness had not been remediated. Therefore, we did not have sufficient controls in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of SFAS No. 123R, which replaced APB 25 and SFAS 123 in 2006.

Control Activities Relating to Income Tax Accounting

As of June 30, 2007, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the accounting and review of our income taxes payable, deferred income tax assets and liabilities, and the related tax provision.

In 2006, we determined that we did not have appropriate staffing resources to perform our tax accounting functions. Specifically, there was a failure to consistently apply generally accepted accounting principles in determining our income taxes payable, deferred income tax assets and liabilities, and the related tax provision. In the course of reviewing these errors, we determined that our controls were not adequate to ensure the completeness and accuracy of the tax provision in accordance with generally accepted accounting principles. As of June 30, 2007, this material weakness had not been remediated.

Control Activities Relating to the Application of Generally Accepted Accounting Principles to Non-Routine Transactions

As of June 30, 2007, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of generally accepted accounting principles to material, non-routine, non-systematic transactions.

This third material weakness resulted from an adjustment of $1.4 million of legal expenses we paid and assumed would be reimbursed under our Directors and Officers liability insurance policy. We originally recorded a receivable for this amount. After subsequent review, we determined that this was a gain contingency, as per SFAS No. 5, Accounting for Contingencies, specifically paragraph 179(a), and should not be recorded as a receivable at December 31, 2006, because to do so might be a recognition of a gain prior to its realization. Consequently we failed to appropriately apply generally accepted accounting principles to the accounting for this transaction and concluded that there was more than a remote likelihood that a material misstatement of our annual financial statements would not have been prevented or detected. As of June 30, 2007, this material weakness had not been remediated.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2007 and subsequent to June 30, 2007, we have taken several steps to strengthen our disclosure controls and procedures and internal control over financial reporting. Specifically, we have implemented the following internal control improvements in the second quarter of 2007, and subsequent to the second quarter of 2007.

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

Changes Related to Income Tax Accounting

To strengthen our processes related to tax accounting, management improved our process with the assistance of our third party tax accounting firm, by engaging, and seeking to further engage, more senior and qualified staff.

Although management has made changes to strengthen this area of tax accounting in the second quarter of 2007, the additional reviews will be tested in the third and fourth quarters of 2007 to ensure that these higher-level reviews will be successful to remediate this material weakness.

Changes Related to the Application of Generally Accepted Accounting Principles to Non-Routine Transactions

To strengthen our processes relating to the accounting for material, non-routine, non-systematic transactions in accordance with generally accepted accounting principles, we have implemented a process to identify and research those items and engage technical expertise, if determined to be required, to provide reasonable assurance that the transactions are prepared in accordance with generally accepted accounting principles. Our policy requires the contemporaneous documentation and evaluation of complex and unusual transactions which are material either by the size or the nature of the transaction. In conjunction with this policy, we are implementing more rigorous controls for ensuring that those transactions which involve a significant level of management judgment or which by the nature of the transactions rise to a level requiring communication to the Audit Committee are, in fact, communicated to the Audit Committee on a timely basis.

Management began meeting on a quarterly basis in the second quarter of 2007 to discuss non-routine accounting transactions. This revised control will be tested in the third and fourth quarter of 2007 to ensure successful remediation of this material weakness.

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

On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing four of our patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006, which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of us finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and we will request the damages to be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings we cannot state the amount, if any, which might ultimately be recovered by us from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild has raised defenses contending that the asserted patents are invalid or unenforceable, and the court set a second trial on these issues to begin on September 17, 2007.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top customer, that resells our products to OEMs and merchant power supply manufacturers, accounted for approximately 28% and 26% of net revenues for the three and six months ended June 30, 2007, respectively. Our top ten customers, including distributors, accounted for approximately 65% and 63% of our net revenues for the three and six months ended June 30, 2007, respectively. In April 2006, we terminated our relationship with a distributor that was one of our top two customers in 2005. We have replaced this relationship with other distribution relationships, and do not believe that the termination has had a material impact on our business. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. Royalty revenue was less than 1% of total net revenues for the six months ended June 30, 2007, and less that 2% for the years ended December 31, 2006, 2005 and 2004. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% of the net revenues for the three and six months ended June 30, 2007. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

On April 23, 2007, an employee of the Company exercised an option to purchase 2,144 shares of Power Integrations common stock for an exercise price of $0.85. On May 15, 2007, an employee of the Company exercised an option to purchase 7,352 shares of Power Integrations common stock for an exercise price of $0.85 and on June 7, 2007, an employee of the Company exercised an option to purchase 5,882 shares of Power Integrations common stock for an exercise price of $0.85. The exercises of the options were made in reliance on Rule 701 promulgated under the Securities Act of 1933, as amended, as the options were granted prior to the initial public offering of Power Integrations’ common stock in reliance on Rule 701.

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

POWER INTEGRATIONS, INC.

Dated: August 9, 2007	By:	/s/ RAFAEL TORRES
Rafael Torres
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on August 1, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.4.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.4	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999 (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.5	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001 (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	2007 Executive Officer Cash Compensation Arrangements (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on June 8, 2007, SEC File No. 000-23441.)

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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