Form 10-K/A
period 2006-12-31
POWER INTEGRATIONS INC
filed 2007-08-14
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

(408) 414-9200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The Nasdaq Stock Market, Inc.

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

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on August 8, 2007 (the “Form 10-K”), solely for the purpose of (1) amending Item 15 solely for the purpose of (a) correcting the Report of KPMG LLP and (b) adding a Note 14 to the financial statements (this filing makes no other changes to the financial statements originally filed in the December 31, 2006 Form 10-K), and (2) amending the Exhibit List to add Exhibits 23.1 and 23.2 and to file those exhibits. In addition, since the filing of the Form 10-K, Power Integrations, Inc. has become current in its filings under the Securities Exchange Act of 1934, and its common stock has resumed registration under Section 12(b) of the Securities Exchange Act of 1934, as reflected on the cover page hereof. This amendment only changes the cover page, Item 15, the exhibit index, adds Exhibits 23.1 and 23.2 and, as a result of this filing, includes additional Exhibits 31.1.1, 31.2.1, 32.1.1 and 32.2.1.

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

March 15, 2005, except as to note 14,

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

14. RESTATEMENT OF DECEMBER 31, 2004 CONSOLIDATED FINANCIAL STATEMENTS:

Background

Based upon an investigation and determinations made by a Special Committee of the board of directors and management’s undertaking of a separate review of historical stock option activity subsequent to the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company identified errors in its accounting related to stock option compensation expense in prior periods. As a result of these errors the Company restated its December 31, 2004 financial statements. The restated financial statements were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Restatement Adjustments

The Company’s restated consolidated financial statements incorporate stock-based compensation expense, payroll tax expense, and other accounting adjustments, including the income tax impacts of the restatement adjustments. The restatement adjustments resulted in an increase of $5.58 million in assets, an increase of $2.34 million in liabilities and a net increase in equity of $3.24 million. Included in the adjustment to net equity is a $29.4 million reduction of retained earnings as of December 31, 2004. This amount includes an increase in the Company’s previously reported consolidated net income of approximately $0.1 million for the year ended December 31, 2004.

The following table summarizes the impact of the restatement adjustments on net income for the year ended December 31, 2004 (in thousands):

2004
As previously reported	$20,367
Adjustments:
Stock compensation expense	(1,288)
Payroll taxes, interest and penalties	1,289
Other miscellaneous accounting adjustments	(107)
Income tax benefit (provision)	239

Total adjustments	133

As adjusted	$20,500

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: August 13, 2007	By:	/s/ RAFAEL TORRES
Rafael Torres
Chief Financial Officer

INDEX TO EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended

December 31, 2006

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on April 22, 2005, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.4.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 on October 21,1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.4	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.5	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001. (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	Form of Indemnity Agreement for directors and officers. (As filed with the SEC as Exhibit 10.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.2	1988 Stock Option Plan and forms of agreements thereunder. (As filed with the SEC as Exhibit 10.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.3	1997 Stock Option Plan (as amended through January 25, 2005) (as filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 6, 2005).*

10.4	1997 Outside Directors Stock Option Plan (as amended through June 6, 2000) (as filed with the SEC as Annex C to our Proxy Statement on April 27, 2000) and forms of agreements thereunder (as filed with the SEC as Exhibit 10.4 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.5	1997 Employee Stock Purchase Plan (as amended through June 6, 2000) (as filed with the SEC as Annex B to our Proxy Statement on April 27, 2000) and forms of agreements thereunder (as filed with the SEC as Exhibit 10.5 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.6	1998 Nonstatutory Stock Option Plan. (As filed with the SEC as Exhibit 10.30 to our Quarterly Report on Form 10-Q on May 12, 2003, SEC File No. 000-23441.)*

10.7	Chief Executive Officer Benefits Agreement between us and Balu Balakrishnan, dated April 25, 2002. (As filed with the SEC as Exhibit 10.14 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.8	Executive Officer Benefits Agreement between us and Derek Bell, dated April 25, 2002. (As filed with the SEC as Exhibit 10.15 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.9	Executive Officer Benefits Agreement between us and Bruce Renouard, dated April 25, 2002. (As filed with the SEC as Exhibit 10.17 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.10	Executive Officer Benefits Agreement between us and John Tomlin, dated April 25, 2002. (As filed with the SEC as Exhibit 10.19 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.11	Executive Officer Benefits Agreement between us and Clifford J. Walker, dated April 25, 2002. (As filed with the SEC as Exhibit 10.20 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.12	Loan Agreement between us and Union Bank of California, N.A., dated as of October 16, 1998. (As filed with the SEC as Exhibit 10.23 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

10.13	First Amendment to Loan Agreement dated October 16, 1998 between us and Union Bank of California, N.A., dated August 1, 2000. (As filed with the SEC as Exhibit 10.29 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.14	Wafer Supply Agreement among us and Matsushita Electronics Corporation and Matsushita Electric Industry Co., Ltd., dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.27 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.15	Technology License Agreement between us and Matsushita Electronics Corporation, dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.28 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.16	Purchase Agreement among us, SPI HO II Associates, L.P., SPI/TSA Arrowhead, LLC, SPI/TSA Chula Vista L.P. and SPI/Braintree Unit 5 Limited Partnership, dated as of April 21, 2003. (As filed with the SEC as Exhibit 10.33 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)

10.17	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003. (As filed with the SEC as Exhibit 10.31 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.18	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & CoKG, dated as of May 23, 2003. (As filed with the SEC as Exhibit 10.32 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.19	Wafer Supply Agreement between us and Matsushita Electric Industrial Co., Ltd., effective as of June 29, 2005. (As filed with the SEC as Exhibit 10.21 to our Current Report on Form 8-K on July 26, 2005, SEC File No. 000-23441.)†

10.20	2005 Bonuses; 2006 Bonus Plan, Salaries and Option Grants. (As filed with the SEC in our Current Report on Form 8-K on February 21, 2006, SEC File No. 000-23441.)*

10.21	Agreement to make a one-time payment of $25,000 to each member of the Special Committee. (As filed with the SEC in our Current Report on Form 8-K on March 27, 2006, SEC File No. 000-23441.)*

10.22	Cash Compensation for Non-Employee Directors (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.23	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004. (As filed with the SEC as Exhibit 10.22 to our Current Report on Form 8-K on April 18, 2006, SEC File No. 000-23441.)†

10.24	Confidential Resignation Agreement and General Release of Claims between us and John Cobb, dated June 15, 2006. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on June 20, 2006, SEC File No. 000-23441.)*

10.25	Offer Letter, dated June 30, 2006, between us and Rafael Torres. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on July 17, 2006, SEC File No. 000-23441.)*

10.26	Amendment to Offer Letter, dated July 6, 2006, between us and Rafael Torres. (As filed with the SEC as Exhibit 10.2 to our Current Report on Form 8-K on July 17, 2006, SEC File No. 000-23441.)*

10.27	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 15, 2006, between us and Balu Balakrishnan. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.28	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 18, 2006, between us and Derek Bell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.29	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 22, 2006, between us and Bruce Renouard. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.30	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 21, 2006, between us and John Tomlin. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.31	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 21, 2006, between us and Clifford J. Walker. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.32	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Alan Bickell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.33	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Nicholas Brathwaite. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.34	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and R. Scott Brown. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.35	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.36	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.37	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and R. Scott Brown. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.38	Approval of payment of 2006 Bonuses to Executive Officers. (As described in our Current Report on Form 8-K filed with the SEC on February 9, 2007, SEC File No. 000-23441.) *

10.39	2006 Bonuses; 2007 Executive Officer Bonus Plan; 2007 Salaries and Target Bonuses. (As described in our Current Report on Form 8-K filed with the SEC on June 8, 2007, SEC File No. 000-23441.) *

10.40	Forms of Option Agreements under the 1997 Stock Option Plan with Executive Officers in connection with the Chief Executive Officer Benefits Agreement and the Executive Officer Benefits Agreements.* (previously filed)

10.41	Forms of Option Agreements under the 1997 Stock Option Plan*(previously filed)

21.1	List of subsidiaries.(previously filed)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page). (previously filed)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (previously filed)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (previously filed)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** (previously filed)

32.1.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.** (previously filed)

32.2.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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