Form 10-K/A
period 2006-12-31
POWER INTEGRATIONS INC
filed 2007-09-27
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) to the Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on August 8, 2007 and amended by Amendment No. 1 to Form 10-K on Form 10-K/A filed with the Securities and Exchange Commission on August 14, 2007 (the “Form 10-K”) of Power Integrations, Inc. is being filed solely for the purpose to amend Item 11 of Part III of the Form 10-K to revise the table under the caption “Potential Payment upon Retirement or Change of Control” to correct the amounts set forth in the column of that table under the heading “Severance.” No other changes have been made to Item 11.

In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this amendment.

PART III

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

		Potential Payments Upon Involuntary Termination Other Than for Cause or Voluntary Termination for Good Reason			Continuation Of Service Without Termination
Name/Type of Benefit	Retirement Benefits (1)	Severance (2)	After Change of Control Acquiring Company Assumes Options (3)	After Change of Control Acquiring Company Does Not Assume Options (4)	After Change of Control Acquiring Company Assumes Options (5)	After Change of Control Acquiring Company Does Not Assume Options (6)
Balu Balakrishnan
Cash Severance—Base Salary	$—	$365,000	$365,000	$365,000	$—	$—
Cash Severance—Bonus	—	250,000	250,000	250,000	—	—
Vesting Acceleration(7)	—	340,635	681,257	681,257	340,635	681,257
Continued Coverage of Employee Benefits(8)	$172,917	13,301	13,301	13,301	—	—

Total Termination Benefits(9):	$172,917	$968,936	$1,309,558	$1,309,558	$340,635	$681,257

Bruce Renouard
Cash Severance—Base Salary	$—	$122,500	$122,500	$122,500	$—	$—
Cash Severance—Bonus	—	50,000	50,000	50,000	—	—
Vesting Acceleration(7)	—	—	94,491	113,393	37,800	75,594
Continued Coverage of Employee Benefits(8)	—	2,931	2,931	2,931	—	—

Total Termination Benefits:(9)	$—	$175,431	$269,922	$288,824	$37,800	$75,594

John Tomlin
Cash Severance—Base Salary	$—	$127,500	$127,500	$127,500	$—	$—
Cash Severance—Bonus	—	50,000	50,000	50,000	—	—
Vesting Acceleration(7)	—	—	94,491	113,393	37,800	75,594
Continued Coverage of Employee Benefits(8)	—	6,067	6,067	6,067	—	—

Total Termination Benefits:(9)	$—	$183,567	$278,058	$296,960	$37,800	$75,594

Cliff Walker
Cash Severance—Base Salary	$—	$120,000	$120,000	$120,000	$—	$—
Cash Severance—Bonus	—	50,000	50,000	50,000	—	—
Vesting Acceleration(7)	—	—	104,699	125,639	41,882	83,758
Continued Coverage of Employee Benefits(8)	58,616	2,931	2,931	2,931	—	—

Total Termination Benefits(9)	$58,616	$172,931	$277,630	$298,570	$41,882	$83,758

(1)	Reflects medical and dental benefits until the age of 65 based upon the rates at December 31, 2006.

(2)	Reflects benefits in the event of involuntary termination other than for cause or voluntary termination for good reason; with respect to Mr. Balakrishnan twelve months salary plus his targeted annual bonus plus 50% of all his then-unvested options plus twelve months medical and dental coverage.
(3)	Reflects benefits in the event of a change of control where the acquiring company assumes outstanding options. For termination within 18 months of a change of control other than for cause or voluntary termination for good reason, with respect to Mr. Balakrishnan twelve months salary plus his targeted annual bonus plus 100% of all his then-unvested options plus twelve months medical and dental coverage; for all others, six months salary plus 50% of targeted bonus plus 25% of unvested options would vest upon change of control and 50% of then-unvested options would vest upon severance plus six months medical and dental coverage.
(4)	Reflects benefits in the event of a change of control where the acquiring company did not assume outstanding options. For termination other than for cause or voluntary termination for good reason, with respect to Mr. Balakrishnan twelve months salary plus his targeted annual bonus plus 100% of all his then-unvested options plus twelve months medical and dental coverage; for all others, six months salary plus 50% of targeted bonus plus 50% of unvested options would vest upon change of control and 50% of then-unvested options would vest upon severance plus six months medical and dental coverage.
(5)	Reflects benefits in the event of a change of control where the acquiring company assumes outstanding options and continuation of service. With respect to Mr. Balakrishnan 50% of all his then-unvested options would vest; for all others, 25% of the unvested options would vest.
(6)	Reflects benefits in the event of a change of control where the acquiring company did not assume outstanding options and continuation of service. With respect to Mr. Balakrishnan 100% of all his then-unvested options would vest; for all others, 50% of the unvested options would vest.
(7)	Reflects the aggregate market value of unvested option grants. For unvested option grants, aggregate market value is computed by multiplying (i) the difference between $23.45, the closing price per share on the Pink Sheets at December 29, 2006, and the exercise price of the option, by (ii) the number of shares underlying unvested options at December 29, 2006.
(8)	For retirement, upon completion of service and age requirements, health coverage is paid until the age of 65. For severance, reflects the cost of health coverage (COBRA) to maintain the benefits currently provided.
(9)	Assuming a termination date of December 29, 2006 and a price per share of $23.45, Power Integrations believes that the named executives listed in the table above would not have been entitled to a gross-up payment for any excise tax liabilities under Section 280G of the Internal Revenue Code.

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

POWER INTEGRATIONS, INC.

Dated: September 27, 2007	By:	/s/ RAFAEL TORRES
Rafael Torres Chief Financial Officer

INDEX TO EXHIBITS

TO

AMENDMENT NO. 2 TO

ANNUAL REPORT ON FORM 10-K/A

For the Year Ended

December 31, 2006

Exhibit	Description of Document
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002