Form 10-Q
period 2007-09-30
POWER INTEGRATIONS INC
filed 2007-11-09
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $.001 par value	29,615,431 shares

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

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$162,402	$124,937
Restricted cash	1,300	1,300
Short-term investments	13,262	2,506
Accounts receivable, net of allowances of $411 and $527, respectively	14,652	10,489
Inventories	19,944	28,280
Deferred tax assets	2,047	2,199
Prepaid expenses and other current assets	3,794	4,009

Total current assets	217,401	173,720

INVESTMENTS	1,000	3,999
NOTE RECEIVABLE	10,000	10,000
PROPERTY AND EQUIPMENT, net	55,085	53,475
INTANGIBLE ASSETS, net	5,315	5,895
DEFERRED TAX ASSETS	13,190	13,485
OTHER ASSETS	272	285

Total assets	$302,263	$260,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,109	$8,592
Accrued payroll and related expenses	7,044	8,668
Income taxes payable	1,608	14,509
Deferred income on sales to distributors	5,574	4,901
Accrued professional fees	3,868	3,294
Other accrued liabilities	126	129

Total current liabilities	28,329	40,093

LONG-TERM INCOME TAXES PAYABLE	14,236	—

Total liabilities	42,565	40,093

STOCKHOLDERS’ EQUITY:
Common stock	29	29
Additional paid-in capital	153,081	135,307
Accumulated other comprehensive income	83	4
Retained earnings	106,505	85,426

Total stockholders’ equity	259,698	220,766

Total liabilities and stockholders’ equity	$302,263	$260,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET REVENUES	$49,806	$44,404	$138,363	$121,122
COST OF REVENUES COST OF REVENUES	23,409	20,355	62,897	54,622

GROSS PROFIT	26,397	24,049	75,466	66,500

OPERATING EXPENSES:
Research and development	6,664	6,331	18,474	18,158
Sales and marketing	6,976	6,330	19,488	19,054
General and administrative	6,475	10,210	18,403	26,732

Total operating expenses	20,115	22,871	56,365	63,944

INCOME FROM OPERATIONS	6,282	1,178	19,101	2,556
OTHER INCOME
Other income, net	1,917	1,585	5,223	4,357
Insurance reimbursement	—	—	723	—

Total other income	1,917	1,585	5,946	4,357

INCOME BEFORE PROVISION FOR INCOME TAXES	8,199	2,763	25,047	6,913
PROVISION FOR INCOME TAXES	1,446	102	5,011	525

NET INCOME	$6,753	$2,661	$20,036	$6,388

EARNINGS PER SHARE:
Basic	$0.23	$0.09	$0.70	$0.22

Diluted	$0.22	$0.09	$0.65	$0.21

SHARES USED IN PER SHARE CALCULATION:
Basic	28,789	28,650	28,708	29,192

Diluted	31,342	29,832	30,987	30,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,036	$6,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,040	5,164
Gain on sale of property, plant and equipment	(48)	—
Stock-based compensation expense	9,816	11,823
Deferred income taxes	447	(1,596)
Provision for (reduction in) accounts receivable and other allowances	(55)	1,383
Excess tax benefit from stock options exercised	(131)	(169)
Tax benefit associated with employee stock plans	1,133	153
Change in operating assets and liabilities:
Accounts receivable	(4,108)	(1,563)
Inventories	8,251	(8,624)
Prepaid expenses and other current assets	246	(2,856)
Accounts payable	1,521	4,903
Taxes payable and accrued liabilities	592	5,787
Deferred income on sales to distributors	673	1,906

Net cash provided by operating activities	44,413	22,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment (net of gain on asset disposition)	(7,026)	(7,933)
Acquisition of technology patents / licenses	—	(3,000)
Purchases of held-to-maturity investments	(15,864)	(24,851)
Proceeds from maturities of held-to-maturity investments	8,106	18,622

Net cash used in investing activities	(14,784)	(17,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	7,705	5,563
Repurchase of common stock	—	(19,643)
Excess tax benefit from stock options exercised	131	169

Net cash provided by (used in) financing activities	7,836	(13,911)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,465	(8,374)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	124,937	109,879

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$162,402	$101,505

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Unpaid property and equipment	$4	$1,556

Deferred stock-based compensation	$—	$(746)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$563	$724

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2006, as presented in the Company’s Form 10-K/A, filed on August 14, 2007 with the Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of September 30, 2007 and December 31, 2006, the Company’s short-term and long-term investments consisted of U.S. government-backed securities, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Restricted Cash

The Company’s restricted cash balance of $1.3 million at September 30, 2007 consists of an interest-bearing certificate of deposit at Union Bank of California. The certificate of deposit bears interest at a rate of 3.55% and is renewed every three months. The current maturity for the certificate of deposit is January 28, 2008. The Company has entered into a security agreement with Union Bank of California, whereby the Company agreed to maintain $1.3 million in an interest-bearing certificate of deposit with the bank. The certificate of deposit is restricted because it was established in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. As of September 30, 2007, there were two outstanding letters of credit totaling approximately $1.2 million. This agreement remains in effect until cancellation of the Company’s letters of credit or until the Company reestablishes its line of credit with the Union Bank of California.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (OEMs), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from the Company’s facility in California are “delivered at frontier,” (DAF). As such, title to the product passes to the customer when the shipment reaches the destination country, and revenue is recognized upon the arrival of the product in that country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from the Company’s facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are “free on board” (FOB) point of origin meaning that revenue is recognized upon shipment, when the title is passed to the customer.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Common Stock

On October 19, 2005, the Company announced that its board of directors had authorized a stock repurchase program of up to $25.0 million of the Company’s common stock. During the six months ended June 30, 2006 the Company purchased 1.1 million shares of its common stock for $19.6 million. From inception of the stock repurchase program through June 30, 2006, the Company repurchased 1.3 million shares for a total of $25.0 million, concluding this program. The Company has not repurchased stock since the conclusion of this repurchase program in June 2006.

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

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$6,753	$2,661	$20,036	$6,388
Other comprehensive income:
Translation adjustments	51	3	79	71

Total comprehensive income	$6,804	$2,664	$20,115	$6,459

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

3.	STOCK PLANS AND STOCK-BASED COMPENSATION:

Stock Plans

As of September 30, 2007, the Company had four stock-based employee compensation plans, the “Plans,” which are described below.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Stock Option Plan (the “1997 Plan”), whereby the board of directors may grant incentive stock options and non-qualified stock options to key employees, directors and consultants. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increase on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. As of September 30, 2007 the maximum number of shares that may be issued under the 1997 Plan was 16,116,653. In general, options vest over 48 months. Options generally expire no later than ten years after the date of grant (five years if an incentive stock option is granted to a ten percent owner optionee), subject to earlier termination upon an optionee’s cessation of employment or service.

1997 Outside Directors Stock Option Plan

In September 1997, the board of directors adopted the 1997 Outside Directors Stock Option Plan (the “Directors Plan”). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The Directors plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the board of directors. The Directors Plan provides for the automatic grant of nonstatutory stock options to non-employee directors of the Company over their period of service on the board of directors. The Directors Plan provides that each future non-employee director of the Company will be granted an option to purchase 30,000 shares of common stock on the date on which such individual first becomes a non-employee director of the Company (the “Initial Grant”). Thereafter, each non-employee director who has served on the board of directors continuously for 12 months will be granted an additional option to purchase 10,000 shares of common stock (an “Annual Grant”). Subject to an optionee’s continuous service with the Company, approximately 1/3rd of an Initial Grant will become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continuous service. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service. In the event of certain changes in control of the Company, all options outstanding under the Directors Plan will become immediately vested and exercisable in full.

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of September 30, 2007, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each two-year offering period, or (ii) the fair market value of the Company’s common stock on the semi-annual purchase date. If the fair market value of the Company’s common stock on any semi-annual purchase date within a two-year offering period is less than the fair market

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value per share on the first day of such offering period, then immediately following purchase of shares of the Company’s common stock on that semi-annual purchase date, participants will be automatically withdrawn from the offering period and enrolled in a new two-year offering period beginning immediately thereafter. An aggregate of 2,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of September 30, 2007, 1,609,300 shares had been purchased and 390,700 shares were reserved for future issuance under the Purchase Plan. In April 2006 the Company temporarily suspended the Purchase Plan due to the Company’s delisted status with the NASDAQ. In August 2007, subsequent to completing all delinquent SEC filings, the Company was relisted with the NASDAQ. The Company then reestablished employee payroll deductions for the Employee Stock Purchase Plan. The share purchase for these deductions will take place in the first quarter of 2008.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (SFAS 123R), Share-Based Payment. The Company previously applied Accounting Principles Board (APB) opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and provided pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method, as provided by SFAS 123R. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2007 and 2006 includes: 1) compensation in connection with the unvested portion of all stock-based compensation awards that were granted prior to January 1, 2006, and 2) compensation related to all stock option awards granted subsequent to December 31, 2005. The Company is using the accelerated method to amortize stock options granted through December 31, 2005 over the remaining requisite service period of the stock option award, and the straight-line method for all stock options granted after December 31, 2005 over the requisite service period of the award. In accordance with SFAS 123R, as of January 1, 2006, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid-in capital.

As of September 30, 2007 there was approximately $22.9 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 2.4 years. A total of $3.9 million and $3.8 million was recorded as stock-based compensation expense in the three months ended September 30, 2007 and 2006, respectively, and $9.4 million and $11.8 million was recorded as stock-based compensation expense in the nine months ended September 30, 2007 and 2006, respectively.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rates	4.55%	4.85%	4.55%-4.78%	4.46%-5.00%
Expected volatility rates	42%	49%	42%-44%	49%-52%
Expected dividend yield	—	—	—	—
Expected life of stock options (years)	6.03	6.03	6.03	6.03
Weighted-average grant date fair value of options granted	$12.02	$8.45	$12.00	$13.20

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rates (1)	5.04%	—	5.04%	4.44%
Expected volatility rates (1)	35%	—	35%	37%
Expected dividend yield	—	—	—	—
Expected life of purchase right (years)	1.0	—	1.0	1.0
Weighted-average estimated fair value of purchase rights (2)	$4.74	—	$4.74	$6.81

(1)	In the three months ended September 30, 2006 the assumptions used for the risk-free interest rate and expected volatility rate were not applicable, as a result of the suspension of the Company’s employee stock purchase plan due to the Company’s delisted status with the NASDAQ.

(2)	In the three months ended September 30, 2006 no employee stock purchases took place as a result of the suspension of the Company’s employee stock purchase plan, and therefore no weighted-average estimated fair value of purchase rights was reported.

The following table summarizes the stock-based compensation expense recognized in accordance with SFAS No. 123R for the three and nine months ended September 30, 2007 and September 30, 2006 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Stock-based compensation expense for stock options and employee stock purchases included in operations:
Cost of revenues	$326	$448	$938	$907
Research and development	1,088	1,019	2,649	3,336
Sales and marketing	1,452	1,311	3,317	4,274
General and administrative	1,041	1,045	2,542	3,306

Total stock-based compensation expense	$3,907	$3,823	$9,446	$11,823

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option activity under the Plans as of September 30, 2007, and changes during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	8,491	$20.18
Granted	1,113	25.20
Exercised	(524)	16.18
Forfeited or expired	(63)	23.89

Outstanding at September 30, 2007	9,017	$21.10	6.05	$80,432

Exercisable at September 30, 2007	6,349	$20.05	4.96	$64,137

Vested and expected to vest at September 30, 2007	8,584	$20.97	5.92	$77,822

The weighted-average grant-date fair value of options granted for the three and nine months ended September 30, 2007 was $12.02 and $12.00, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $5.9 million and $6.5 million, respectively.

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

	September 30, 2007	December 31, 2006
Raw materials	$3,605	$7,869
Work-in-process	5,770	6,767
Finished goods	10,569	13,644

	$19,944	$28,280

5.	INTANGIBLE ASSETS:

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, which ranges from five to twelve years. Amortization for all acquired intangible assets was approximately $0.2 million and $0.6 million in the three and nine months ended September 30, 2007, respectively, and $0.2 million and $0.5 million in the three and nine months ended September 30, 2006, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

		September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Value	Gross Carrying Amount	Accumulated Amortization	Net Intangible Value
Patent rights	$3,165	$(1,248)	$1,917	$3,165	$(978)	$2,187
Technology licenses	4,057	(679)	3,378	4,057	(375)	3,682
Other intangibles	37	(17)	20	37	(11)	26

Total intangible assets	$7,259	$(1,944)	$5,315	$7,259	$(1,364)	$5,895

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense related to intangible assets at September 30, 2007 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2007 (remaining 3 months)	$194
2008	774
2009	763
2010	728
2011	696
Thereafter	2,160

Total	$5,315

6.	SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

The Company’s revenues are derived primarily from sales of its ICs to OEMs, power supply merchants and distributors. Ten customers accounted for approximately 65% and 66% of total net revenues for the three months ended September 30, 2007 and 2006, respectively, and 63% and 58% of the total net revenues for the nine months ended September 30, 2007 and 2006, respectively. A significant portion of these net revenues are attributable to sales of the Company’s products through distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. One customer, a distributor of the Company’s products, accounted for 24% and 26% of net revenues in the three months ended September 30, 2007 and 2006, respectively, and 25% and 21% of net revenues for the nine months ended September 30, 2007 and 2006, respectively. No other customer accounted for 10% or more of the Company’s revenues in the periods mentioned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of September 30, 2007 and December 31, 2006, approximately 65% and 67% of accounts receivable, respectively, were concentrated with the top ten customers. One customer, a distributor of the Company’s products, accounted for 16% and 22% of accounts receivable as of September 30, 2007, and December 31, 2006, respectively. No other customer accounted for 10% or more of accounts receivable in the periods mentioned.

Export Sales

The Company markets its products in and outside of the Americas through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Hong Kong/China	43%	41%	40%	30%
Korea	16%	17%	20%	19%
Taiwan	16%	11%	11%	17%
Western Europe (excluding Germany)	9%	9%	10%	10%
Germany	5%	6%	6%	5%
Japan	4%	4%	5%	4%
Singapore	2%	4%	2%	3%
Other	1%	1%	1%	4%

Total foreign revenue.	96%	93%	95%	92%

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States, with some customers located in Mexico and Brazil.

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for 77% and 90% of net revenues from product sales for the three months ended September 30, 2007 and 2006, respectively, and 83% and 89% of net revenues from product sales for the nine months ended September 30, 2007 and 2006, respectively. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX, TOPSwitch-GX and TOPSwitch-HX. TinySwitch products include TinySwitch, TinySwitch-II, TinySwitch-III, TinySwitch-PK and PeakSwitch. Sales of the Company’s Linkswitch product accounted for 21% and 9% of net revenues from product sales for the three months ended September 30, 2007 and 2006, respectively, and 15% and 9% of net revenues from product sales for the nine months ended September 30, 2007 and 2006, respectively. The remaining 2% and 1% of net product sales in the three months ended September 30, 2007 and 2006, respectively, and the remaining 2% of net product sales in both the nine months ended September 30, 2007 and 2006, was comprised primarily of sales of the Company’s DPA-Switch products.

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$6,753	$2,661	$20,036	$6,388

Weighted average common shares	28,789	28,650	28,708	29,192

Basic earnings per share	$0.23	$0.09	$0.70	$0.22

Diluted earnings per share:
Net income	$6,753	$2,661	$20,036	$6,388

Weighted average common shares	28,789	28,650	28,708	29,192
Effect of dilutive securities:
Stock options	2,467	1,182	2,196	1,695
Employee stock purchase plan	86	—	83	—

Diluted weighted average common shares	31,342	29,832	30,987	30,887

Diluted earnings per share	$0.22	$0.09	$0.65	$0.21

Options to purchase 2,547,115 and 5,260,244 shares of the Company’s common stock outstanding for the three month periods ended September 30, 2007 and 2006, respectively, and options to purchase 2,918,933 and 3,579,907 shares of the Company’s common stock outstanding for the nine month periods ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the exercise prices of the options to purchase shares of the Company’s common stock were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been antidilutive.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	PROVISION FOR INCOME TAXES:

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries. The Company’s estimated effective tax rates for the three and nine months ended September 30, 2007 were 18% and 20%, respectively. The difference between the statutory rate of 35% and the Company’s effective tax rate for the three and nine months ended September 30, 2007 was due primarily to the beneficial impact of international sales which are subject to lower tax rates, and the favorable effects of research and development tax credits, partially offset by permanent differences related to SFAS 123R stock option expense for foreign employees. The difference between the expected federal statutory rate of 35% and the Company’s effective tax rates of approximately 4% and 8%, for the three and nine-month periods ended September 30, 2006, respectively, was primarily due to the beneficial impact of international sales subject to lower tax rates, lower taxable income recorded in higher tax rate jurisdictions due to increased expenses incurred in connection with the Company’s investigation into its historical stock option practices and the resulting restatement of its financial statements, and research and development credits, partially offset by permanent differences related to SFAS 123R stock option expense for foreign employees.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The Company’s liability for unrecognized tax benefits related to tax positions taken in prior periods is $13.2 million excluding interest. Upon adoption of FIN 48, there was an adjustment made to retained earnings of $1.04 million. Additionally, the Company has recorded the $13.2 million of FIN 48 liabilities as follows: reclassified $12.2 million from current taxes payable to non-current taxes payable and decreased $1.0 million of current taxes payable and decreased non-current deferred tax asset by $1.0 million.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change. As of September 30, 2007, the Company had accrued $0.9 million for payment of such interest and penalties, which is classified as non-current taxes payable. Interest and penalties included in the Company’s provision for income taxes were $0.1 million in the three months ended September 30, 2007.

The Company’s total unrecognized tax benefits as of January 1, 2007 and September 30, 2007 were $13.2 million and $15.7 million, respectively. Also, the Company’s total unrecognized tax benefits, if recognized, would affect its tax provision by $13.2 million and $15.7 million as of January 1, 2007 and September 30, 2007.

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

The Company addressed the implications of Section 409A of the Internal Revenue Code by adjusting the exercise price of stock options deemed by the Company to have been granted at a discount from their fair market value. This resulted from the Company’s determination that the measurement date for those options differed from the original date used as the measurement date for those options. Section 409A would have imposed significant additional taxes to the

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004. The Internal Revenue Service has issued transition rules under Section 409A that allows for a correction, or cure, for options subject to Section 409A. The Company has allowed its current and former executive officers to amend their options to effect such a cure in 2006, and in the third quarter of 2007, the Company offered its employees who held outstanding options the opportunity to effect a cure of all affected stock options. In connection with this cure, the Company will make cash bonus payments in an aggregate amount of approximately $0.8 million in 2008 to non-officer employees, which was reflected in accrued payroll and related expenses in the Company’s condensed consolidated balance sheet. The total bonus of $0.8 million was allocated between stock-based compensation expense ($0.4 million) and additional paid in capital ($0.4 million) in accordance with SFAS 123R. The stock-based compensation expense is included in cost of revenues and operating expenses in the accompanying statement of income for the quarter ended September 30, 2007.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2007. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

On May 9, 2005, the Company filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of certain of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices. The Commission instituted an investigation on June 8, 2005 in response to the Company’s complaint. Systems General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. On June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing Systems General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing System General chip. The U.S. Customs Service is authorized to enforce the exclusion order which is now in full effect. On December 6, 2006 System General filed a notice of appeal of the ITC decision. Briefing has been completed, and oral argument is currently scheduled to be heard by the U.S. Court of Appeals for the Federal Circuit on November 9, 2007.

On October 20, 2004, The Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and the Company will request the damages to be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages award. Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in our favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild has stated that it intends to submit further materials on the issue of enforceability along with various other post-trial motions, and the Court will address those issues along with our motions seeking increased damages and an injunction, in the coming months.

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas. The complaint asserts that the Company infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against the Company but Fairchild and Intersil did not identify any specific products they believe infringe the patent. Fairchild and Intersil’s lawsuit is flawed because both Fairchild and Intersil lack standing to sue the Company and it is also duplicative of a portion of the Company’s suit against Fairchild in Delaware, and the Company therefore filed a motion addressing both issues. The Texas Court granted the Company’s motion to transfer the case to Delaware on March 6, 2007, and the case has been transferred to Delaware and assigned to Judge Farnan, the presiding judge in the Fairchild case discussed above. The Delaware Court held a status conference on August 2, 2007 and scheduled a trial for September 8, 2008, but there have been no further developments in the case. The Company continues to believe Fairchild’s case should be dismissed for lack of standing, the parties have briefed the issue, and the Court held a hearing on October 5, 2007 and took the matter under advisement. The Company does not expect Fairchild’s suit to have any impact on its lawsuit against Fairchild.

On June 14, 2007, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. subsidiary, BCD Semiconductor Corporation (referred to collectively as “BCD”). The complaint alleged that certain integrated circuits produced by BCD infringe certain of the Company’s patents, seeking, among other things, an order enjoining BCD from infringing its patents and an award for damages resulting from the alleged infringement. The Company voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. BCD has not yet answered the complaint.

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of its board of directors relating to the Company’s historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. On August 3, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. The parties are in settlement negotiations and, in light of recent progress, have requested that the Court suspend all deadlines while the parties attempt to complete and document a final settlement.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of the Company’s current and former executives and members of Power Integrations’ board of directors relating to its historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates, that defendants improperly backdated stock option grants, and that costs associated with the stock option grants were not properly recorded in Power Integrations’ financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. The parties are in settlement negotiations and, in light of recent progress, have requested that the Court suspend all deadlines while the parties attempt to complete and document a final settlement.

On May 23, 2006, the U.S. Attorney’ s Office for the Northern District of California, or DOJ, issued a grand jury subpoena to the Company directing that it produce documents relating to the granting of stock options from 1995 through the present. Since that time, the government has made a number of requests for the Company to voluntarily produce documents relating to, among other things, the Company’s stock option practices. In addition, the government has been conducting voluntary interviews of certain current and former officers and employees. The Company believes it is cooperating fully with the DOJ and has stated its intent to continue to do so. The SEC was also conducting an investigation, but the Company has recently been informed by the staff of the SEC that they have terminated the investigation and are not recommending enforcement action be taken against it.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, or EITF 06-11. EITF 06-11 requires that the tax benefits of dividends on unvested share-based payments be recognized in equity and be reclassified from additional paid-in capital to the income statement when the related award is forfeited or no longer expected to vest. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, and will be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the impact of EITF 06-11.

In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the effect that the adoption of EITF 07-3 will have on its consolidated results of operations and financial condition.

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

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as with our management’s discussion and analysis of our financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A—”Risk Factors” and elsewhere in this report.

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

Our ICs are purchased primarily by merchant power supply manufacturers who sell power supplies to OEMs, and, in some cases, by OEMs who design and build their own power supplies. In the nine months ended September 30, 2007, approximately 64% of our net product sales to these end customers were made through distributors of electronic components. Power supplies may be designed with our monolithic ICs, which combine a high-voltage transistor with low-voltage control circuitry, or with a number of competing alternatives. These alternatives include other monolithic and hybrid ICs, pulse width modulation (PWM) controller ICs paired with discrete transistors, and legacy technologies that do not utilize ICs, such as line-frequency transformers and self-oscillating switchers using discrete components.

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

Estimating sales returns and allowances

Net revenues consist primarily of product revenues reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our distributor customers, and changes in customer demand and acceptance of our products. This reserve represents a reserve of the gross margin on estimated future returns and is reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenues equal to the expected customer credit memo, and a corresponding credit is made to cost of revenues equal to the estimated cost of the product to be returned. The net difference, or gross margin, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and level of acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our future net revenues and cost of revenues could be adversely affected.

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

Income taxes

Current income tax expense is an estimate of taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will be more likely than not realized based on available evidence and management judgment. We limit the deferred tax assets recognized related to certain of our officer’s compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). As of September 30, 2007, we had not recorded any valuation allowance. In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended September 30,		Percentage of Total Net Revenues for Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.0	45.8	45.5	45.1

Gross profit	53.0	54.2	54.5	54.9

Operating expenses:
Research and development	13.4	14.3	13.3	15.0
Sales and marketing	14.0	14.3	14.1	15.7
General and administrative	13.0	23.0	13.3	22.1

Total operating expenses	40.4	51.6	40.7	52.8

Income from operations	12.6	2.6	13.8	2.1
Total other income	3.9	3.6	4.3	3.6

Income before provision for income taxes	16.5	6.2	18.1	5.7

Provision for income taxes	2.9	0.2	3.6	0.4

Net income	13.6%	6.0%	14.5%	5.3%

Comparison of the Three Months and Nine Months Ended September 30, 2007 and 2006

Net revenues. Net revenues for the three months ended September 30, 2007 were $49.8 million compared to $44.4 million for the three months ended September 30, 2006, an increase of $5.4 million, or 12%. Net revenues for the nine months ended September 30, 2007 were $138.4 million compared to $121.1 million for the comparable period of 2006, an increase of $17.3 million or 14%. The increase in both the three and nine months ended September 30, 2007 was driven by increased penetration of our products across all of our major end markets, comprised of a variety of power-supply applications including cellphone chargers, desktop computers, consumer appliances and a range of industrial applications. The increase in net revenues was driven largely by sales of our Linkswitch products, which are targeted primarily at replacing linear power supplies, as well as sales of our TinySwitch-III products, which serve a wide range of power-supply applications. Our increase in revenue was partially offset for the three and nine month periods by reduced revenue from one of our end-customers in the cell phone market. This end-customer purchased a competing product from a competitor, which we believe is infringing on three of our patents. We are currently undertaking patent litigation against this competitor as described in Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Revenue mix by product family for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, was as follows:

	Three Months Ended		Nine Months Ended
Product Family	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

TinySwitch	51%	54%	54%	52%
TOPSwitch	26%	36%	29%	37%
LinkSwitch	21%	9%	15%	9%
DPA-Switch	2%	1%	2%	2%

Approximate revenue mix by end markets served for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was as follows:

	Three Months Ended		Nine Months Ended
End Market	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Consumer	29%	31%	30%	32%
Communication	26%	25%	27%	27%
Computer	23%	22%	21%	19%
Industrial	15%	15%	15%	15%
Other	7%	7%	7%	7%

International sales, which consist of sales outside of the Americas based on “ship to” customer locations, were $47.6 million in the third quarter of 2007 compared to $41.2 million for the same period in 2006, an increase of $6.4 million, or 16%. International sales represented 96% of net revenues compared to 93% in the three months ended September 30, 2007 and 2006, respectively. International sales were $131.3 million for the nine months ended September 30, 2007 compared to $111.8 million for the same period in 2006, an increase of $19.5 million, or 17%. International sales represented 95% of net revenues compared to 92% in the nine months ended September 30, 2007 and 2006, respectively.

Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 81% and 77% of our sales for the three months ended September 30, 2007 and 2006, respectively, and 79% and 77% of our sales for the nine months ended September 30, 2007 and 2006, respectively. The increase in sales to Asia as a percentage of revenues was driven primarily by the increase in sales of our LinkSwitch products to customers in the Asia region. We expect international sales, and sales to Asian customers in particular, to continue to account for a large portion of our net revenues.

Net product sales for the third quarter of 2007 were divided 61% to distributors and 39% to OEMs and power supply merchants, compared to 62% to distributors and 38% to OEMs and power supply merchants for the third quarter of 2006. For the nine months ended September 30, 2007, net product sales were divided 63% to distributors and 37% to OEMs and power supply merchants, compared to 63% to distributors and 37% to OEMs and power supply merchants for the same period in 2006. One customer, a distributor of our products, accounted for 24% and 26% of net revenues in the three months ended September 30, 2007 and 2006, respectively, and 25% and 21% of net revenues for the nine months ended September 30, 2007 and 2006, respectively. No other customer accounted for 10% or more of our net revenues in the periods mentioned.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our foundries, as well as assembly, packaging and testing of our products by sub-contractors, plus internal labor and overhead costs associated with the testing of wafers and packaged components. Gross profit was $26.4 million, or 53% of net revenues, for the three months ended September 30, 2007, compared to $24.0 million, or 54% of net revenues, for the three months ended September 30, 2006. The increase in gross profits for the three months ended September 30, 2007 compared to the same period in 2006, in absolute dollars, was driven primarily by increased sales related to certain recent high-volume design wins for cellphone and smart-phone chargers, video game consoles and a number of other applications,. The decrease in our gross profit as a percentage of revenue for the same periods mentioned above, was due primarily to higher volume business in certain price-sensitive end markets where margins are inherently lower, such as cell phone chargers, DVD players and LCD monitors. Gross profit for the nine months ended September 30, 2007 and 2006 was $75.5 million compared to $66.5 million, respectively, or 55% of net revenues for both periods.

Research and development expenses. Research and development (R&D) expenses consist primarily of employee-related expenses (including stock-based compensation), expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. Research and development expenses for the third quarter of 2007 were $6.7 million, or 13% of net revenues, compared to $6.3 million or 14% of net revenues in the same period in 2006. Research and development expenses for the nine months ended September 30, 2007 were $18.5 million, or 13% of net revenues, compared to $18.2 million or 15% of net revenues in the same period a year prior.

The increase in the three-month period was driven primarily by higher stock-based compensation and related expenses. The increase quarter over quarter was approximately $0.3 million, in part resulting from the granting of partially vested employee stock options to new hires and existing employees, which occurred in August of 2007, after our common stock was relisted on the NASDAQ. We incurred additional expense related to bonuses accrued to compensate employees for the correction of stock options subject to section 409A of the Internal Revenue Code. The increase was also due to increased payroll and related expenses due to increased headcount, and employee option exercises, which increased payroll taxes. The increase was slightly offset by a decrease in expensed equipment in the three months ended September 30, 2007; in the third quarter of 2006 we cancelled a previously capitalized software project, resulting in the write-off of capitalized project costs in September of 2006. The increase in R&D expenses in the nine months ended September 30, 2007 compared to the same period in 2006 was due primarily to the above-mentioned increase in payroll and related expenses as a result of increased headcount, in addition to merit increases for existing employees. This increase was partially offset by lower stock-based compensation expense, as we did not issue stock options while our common stock was delisted from the NASDAQ, resulting in lower stock-based compensation expense in the first nine months of 2007, compared to the same period in 2006. We do not expect research and development expenses to fluctuate significantly for the remainder of 2007, but these expenses may change as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation), commissions to sales representatives, facilities expenses including expenses associated with our regional sales offices and support offices, and field application engineering costs. Sales and marketing expenses were $7.0 million for the third quarter of 2007, compared to $6.3 million for the same period in 2006, representing 14% of net revenues for both periods. Sales and marketing expenses for the nine months ended September 30, 2007 were $19.5 million, or 14% of net revenues, compared to $19.1 million, or 16% of net revenues, for the same period in 2006.

The increase in sales and marketing expenses in the three months ended September 30, 2007, was due primarily to increased payroll and related expenses due to increased headcount, and employee option exercises, which increased payroll taxes. Additionally, we incurred expenses as a result of granting partially vested employee stock options to new hires and existing employees, which occurred in August of 2007, after our common stock was relisted on the NASDAQ. We incurred additional expenses related to bonuses accrued to compensate employees for the correction of stock options subject to section 409A of the Internal Revenue Code. The increase in the nine months ended September 30, 2007 was due primarily to the increase in payroll and related expenses, and travel and related expenses as a result of increased headcount; additionally, merit increases were given to existing employees. This increase was partially offset by lower stock-based compensation expense, as we did not issue stock options while our common stock was delisted from the NASDAQ, resulting in lower stock-based compensation expense in the first nine months of 2007, compared to the same period in 2006. We expect quarterly sales and marketing expenses to be comparable to the third-quarter of 2007 for the remainder of 2007, but these expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative expenses consist primarily of employee-related expenses (including stock-based compensation) for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and fees for audit and tax services. For the quarter ended September 30, 2007, general and administrative expenses were $6.5 million, or 13% of net revenues, compared to $10.2 million, or 23% of net revenues, in the same period in 2006. For the nine months ended September 30, 2007, general and administrative expenses were $18.4 million, or 13% of net revenues, compared to $26.7 million, or 22% of net revenues, in the same period in 2006.

The decreases for both the three and nine month periods were driven primarily by lower professional fees associated with the conclusion of our internal investigation of our practices for granting and accounting for stock options, and the related restatement of our financial statements, in the first part of 2007. These expenses totaled $1.7 million and $5.0 million for the three- and nine-month periods ended September 30, 2007, compared to $4.7 million and $10.7 million for the same periods in 2006. In addition, professional fees related to our ongoing patent litigation decreased. Expenses for patent litigation in the three and nine months ended September 30, 2007, were $1.1 million and $3.2 million compared to $1.8 million and $5.5 million in the comparable periods in 2006. Adding to the decrease in the nine months ended September 30, 2007 compared to the same period in 2006, we had lower stock-based compensation expense, as we did not issue stock options while our common stock was delisted from the NASDAQ, resulting in lower stock-based compensation expense in the first nine months of 2007. We expect our general and administrative expenses to continue to decrease for the remainder of 2007 as the restatement-related expenses subside; however, these expenses may fluctuate as a percentage of our net revenues.

Other income, net. Other income, net, for the third quarter of 2007 was $1.9 million compared to $1.6 million for the same period in 2006. For the nine months ended September 30, 2007, other income, net, was $5.9 million compared to $4.4 million for the same period in 2006. Other income consists primarily of interest income earned on short-term and long-term investments. In the three and nine months ended September 30, 2007 the increase in other income is attributable to higher interest rates as well as increased cash and investments. In the nine months ended September 30, 2007, the increase is also attributable to a $0.7 million reimbursement for a directors and officers liability insurance claim received in the second quarter of 2007.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes was $1.4 million for the quarter ended September 30, 2007, compared to $0.1 million for the quarter ended September 30, 2006. The provision for income taxes was $5.0 million for the nine months ended September 30, 2007, compared to $0.5 million for the same period in 2006. Our estimated effective tax rates for the three and nine months ended September 30, 2007 were approximately 18% and 20%, respectively. The difference between the expected statutory rate of 35% and our effective tax rates for the three and nine months ended September 30, 2007 was due primarily to international sales which are subject to lower tax rates, and the favorable effects of research and development tax credits, partially offset by permanent differences related to SFAS 123R stock option expense for foreign employees. The difference between the expected statutory rate of 35% and our effective tax rates for the three and nine months ended September 30, 2006, which were 4% and 8%, respectively, was due primarily to international sales which are subject to lower tax rates, lower taxable income in higher tax rate jurisdictions due to expenses related to our investigation of historical stock option practices and the resulting restatements of our prior financial statements, and the favorable effects of research and development tax credits, partially offset by permanent differences related to SFAS 123R stock option expense for foreign employees.

Liquidity and Capital Resources

As of September 30, 2007, we had $178.0 million in cash, cash equivalents and short-term and long-term investments, including $1.3 million of restricted cash, an increase of approximately $45.3 million from December 31, 2006. On October 26, 2006, we entered into a security agreement with the Union Bank of California, whereby we agreed to maintain $1.3 million in an interest bearing certificate of deposit with the bank. This balance is classified as restricted cash on our condensed consolidated balance sheets. The purpose of this agreement is to secure commercial letters of credit which we provide to Matsushita Electric Industrial Co., Ltd., or MEI, prior to the shipment of wafers to us, and also to our workers compensation insurance carrier as part of our insurance program. This agreement remains in effect until cancellation of our letters of credit. As of September 30, 2007, there were outstanding letters of credit totaling approximately $1.2 million.

As of September 30, 2007, we had working capital, defined as current assets less current liabilities, of approximately $189.1 million, an increase of approximately $55.5 million from December 31, 2006. Our operating activities generated $44.4 million in cash for the nine months ended September 30, 2007. This cash flow from operations was primarily the result of our net income of $20.0 million, which was reduced by non-cash expenses for stock-based compensation and depreciation and amortization, totaling $9.8 million and $6.0 million, respectively. In addition, inventories decreased by $8.3 million over the nine-month period, driven primarily by strong product sales in the third quarter. The positive cash impact of the decrease in inventories was partially offset by higher accounts receivable, which increased by $4.1 million primarily reflecting growth in our sales.

Net cash used in investing activities in the nine months ended September 30, 2007 was $14.8 million. Our investing activities consisted of net purchases of $7.8 million of held-to-maturity investments and purchases of property and equipment of $7.0 million. Our net cash used in investing activities in the nine months ended September 30, 2006 was $17.2 million. Our investing activities consisted of net purchases of $6.2 million of held-to-maturity investments, purchases of property and equipment of $7.9 million, and the acquisition of a technology license from our foundry OKI, for $3.0 million, to be utilized in the production of our products. The acquired license from OKI, and other licenses and patent rights are reported net of accumulated amortization on our condensed consolidated balance sheet. We amortize the cost of intangible assets (licenses and patents) over the term of the acquired license or patent rights, which ranges from five to twelve years.

Our net cash provided by financing activities for the nine months ended September 30, 2007 was $7.8 million, and consisted primarily of net proceeds of $7.7 million from the issuance of common stock through the exercise of stock options. Our net cash used in financing activities for the nine months ended September 30, 2006 was $13.9 million, and consisted primarily of the use of $19.6 million of cash, including fees, for the repurchase of approximately 1.1 million shares of our common stock, offset in part by net proceeds of $5.6 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan.

On October 19, 2005, we announced that our board of directors had authorized the repurchase of up to $25 million of our common stock. From inception of the stock repurchase program in October 2005 through June 30, 2006, we had repurchased 1.3 million shares for approximately $25 million, the total amount authorized by the board of directors. No shares have been repurchased since June 2006.

As of September 30, 2007, our total amount of unrecognized tax benefits was $15.7 million, and it was classified as deferred tax assets and long-term income taxes payable in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months.

During the first nine months of 2007, a significant portion of our cash flow was generated by our operations. If our operating results were to deteriorate as a result of a decrease in customer demand for our products, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, or EITF 06-11. EITF 06-11 requires that the tax benefits of dividends on unvested share-based payments be recognized in equity and be reclassified from additional paid-in capital to the income statement when the related award is forfeited or no longer expected to vest. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, and will be adopted by us in the first quarter of 2008. We are currently evaluating the impact of EITF 06-11.

In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by us in the first quarter of 2008. We are currently evaluating the effect that the adoption of EITF 07-3 will have on our consolidated results of operations and financial condition.

Effective January 1, 2007, we adopted the provisions of FIN 48. The information on the implementation of FIN 48 is set forth in Part I, Note 8 of this report under the heading “Income Taxes”. There were no additional changes to recent accounting standards as disclosed in our Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2006 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We do not hold any instruments for trading purposes. At September 30, 2007 and December 31, 2006, we held primarily cash equivalents and short-term investments, with fixed interest rates and with maturity dates of less than twelve months.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007, as a result of three material weaknesses that existed in our internal control over financial reporting. The material weaknesses, as described in the following paragraphs, are related to accounting for stock grants, income tax accounting and the application of generally accepted accounting principles to material non-routine transactions.

Control Activities Related to Accounting for Stock-Based Compensation

As of September 30, 2007, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of APB 25, SFAS No. 123 and SFAS No. 123(R), which replaced APB 25 and SFAS 123 effective January 1, 2006.

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

As of September 30, 2007, this material weakness had not been remediated. Therefore, we did not have sufficient controls in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of SFAS No. 123R, which replaced APB 25 and SFAS 123 in 2006.

Control Activities Relating to Income Tax Accounting

As of September 30, 2007, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the accounting and review of our income taxes payable, deferred income tax assets and liabilities, and the related tax provision.

In 2006, we determined that we did not have appropriate staffing resources to perform our tax accounting functions. Specifically, there was a failure to consistently apply generally accepted accounting principles in determining our income taxes payable, deferred income tax assets and liabilities, and the related tax provision. In the course of reviewing these errors, we determined that our controls were not adequate to ensure the completeness and accuracy of the tax provision in accordance with generally accepted accounting principles. As of September 30, 2007, this material weakness had not been remediated.

Control Activities Relating to the Application of Generally Accepted Accounting Principles to Non-Routine Transactions

As of September 30, 2007, we did not have sufficient controls and procedures in place to cause us to have a remote or less than a remote likelihood that a material misstatement would be prevented or detected in the consolidated financial statements and related disclosures from the application of generally accepted accounting principles to material, non-routine, non-systematic transactions.

This third material weakness resulted from an adjustment of $1.4 million of legal expenses we paid and assumed would be reimbursed under our Directors and Officers liability insurance policy. We originally recorded a receivable for this amount. After subsequent review, we determined that this was a gain contingency, as per SFAS No. 5, Accounting for Contingencies, specifically paragraph 179(a), and should not be recorded as a receivable at December 31, 2006, because to do so might be a recognition of a gain prior to its realization. Consequently we failed to appropriately apply generally accepted accounting principles to the accounting for this transaction and concluded that there was more than a remote likelihood that a material misstatement of our annual financial statements would not have been prevented or detected. As of September 30, 2007, this material weakness had not been remediated.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2007 and prior to, we have taken several steps to strengthen our disclosure controls and procedures and internal control over financial reporting. Specifically, we have implemented the following internal control improvements.

Changes Related to Stock-Based Compensation

Prior to the quarter ended September 30, 2007, we engaged the services of an external specialist in stock-based compensation to assist us in the accounting for stock-based compensation as per the requirements of SFAS No. 123R. In addition, we have engaged our corporate counsel to revise our policies and procedures surrounding the administration of our stock option grants to our employees.

Although this change in our controls and processes, along with others that we established prior to the beginning of 2007, related to the granting and accounting for stock options, management has not had the opportunity to complete their evaluation of the operating effectiveness of these controls. We only began granting employee stock options to new hires and existing employees in August 2007, when our common stock was relisted on the NASDAQ, and have not completed our testing and assessment as of the Evaluation Date.

Changes Related to Income Tax Accounting

To strengthen our processes related to tax accounting, management improved our process with the assistance of our third party tax accounting firm, by engaging, and seeking to further engage, more senior and qualified staff.

Although management has made changes to strengthen this area of tax accounting in the third quarter of 2007, the additional reviews will be tested in the fourth quarter of 2007 to ensure that these higher-level reviews will be successful to remediate this material weakness.

Changes Related to the Application of Generally Accepted Accounting Principles to Non-Routine Transactions

To strengthen our processes relating to the accounting for material, non-routine, non-systematic transactions in accordance with generally accepted accounting principles, we have documented and implemented a process to identify and research those items and engage technical expertise, if determined to be required, to provide reasonable assurance that the transactions are prepared in accordance with generally accepted accounting principles. Our policy requires the contemporaneous documentation and evaluation of complex and unusual transactions which are material either by the size or the nature of the transaction. In conjunction with this policy, we have implemented more rigorous controls for ensuring that those transactions which involve a significant level of management judgment or which by the nature of the transactions rise to a level requiring communication to the Audit Committee are, in fact, communicated to the Audit Committee on a timely basis.

Management began meeting on a quarterly basis in the second quarter of 2007 to discuss non-routine accounting transactions. This revised control will be tested in the fourth quarter of 2007 to ensure successful remediation of this material weakness.

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

On May 9, 2005, we filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. We filed a supplement to the complaint on May 24, 2005. We alleged infringement of certain of our patents pertaining to pulse width modulation (“PWM”) integrated circuit devices. The Commission instituted an investigation on June 8, 2005 in response to our complaint. Systems General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. We subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. On June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing Systems General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing Systems General chip. The U.S. Customs Service is authorized to enforce the exclusion order which is now in full effect. On December 6, 2006 System General filed a notice of appeal of the ITC decision. Briefing has been completed, and oral argument is currently scheduled to be heard by the U.S. Court of Appeals for the Federal Circuit on November 9, 2007.

On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing four Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of us finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and we will request the damages to be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings we cannot state the amount, if any, which might ultimately be recovered by us from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in our favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild has stated that it intends to submit further materials on the issue of enforceability along with various other post-trial motions, and the Court will address those issues along with our motions seeking increased damages and an injunction, in the coming months.

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against us the U.S. District Court for the Eastern District of Texas. The complaint asserts that we infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against us but Fairchild and Intersil did not identify any specific products they believe infringe the patent. Fairchild and Intersil’s lawsuit is flawed because both Fairchild and Intersil lack standing to sue us and it is also duplicative of a portion of our suit against Fairchild in Delaware, and we therefore filed a motion addressing both issues. The Texas Court granted our motion to transfer the case to Delaware on March 6, 2007, and the case has been transferred to Delaware and assigned to Judge Farnan, the presiding judge in the Fairchild case discussed above. The Delaware Court held a status conference on August 2, 2007 and scheduled a trial for September 8, 2008, but there have been no further developments in the case. We continue to believe Fairchild’s case should be dismissed for lack of standing, the parties have briefed the issue, and the Court held a hearing on October 5, 2007 and took the matter under advisement. We do not expect Fairchild’s suit to have any impact on our lawsuit against Fairchild.

On June 14, 2007, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. subsidiary, BCD Semiconductor Corporation (referred to collectively as “BCD”). Our complaint alleged that certain integrated circuits produced by BCD infringe certain of our patents, seeking, among other things, an order enjoining BCD from infringing our patents and an award for damages resulting from the alleged infringement. We voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. BCD has not yet answered the complaint.

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of our board of directors relating to our historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. On August 3, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. The parties are in settlement negotiations and, in light of recent progress, have requested that the Court suspend all deadlines while the parties attempt to complete and document a final settlement.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of our current and former executives and members of Power Integrations’ board of directors relating to our historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates, that defendants improperly backdated stock option grants, and that costs associated with the stock option grants were not properly recorded in Power Integrations’ financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. The parties are in settlement negotiations and, in light of recent progress, have requested that the Court suspend all deadlines while the parties attempt to complete and document a final settlement.

On May 23, 2006, the U.S. Attorney’ s Office for the Northern District of California, or DOJ, issued a grand jury subpoena to us directing that we produce documents relating to the granting of stock options from 1995 through the present. Since that time, the government has made a number of requests for us to voluntarily produce documents relating to, among other things, our stock option practices. In addition, the government has been conducting voluntary interviews of certain current and former officers and employees. We are cooperating fully with the DOJ and intend to continue to do so. The SEC was also conducting an investigation, but we have recently been informed by the staff of the SEC that they have terminated the investigation and are not recommending enforcement action be taken against us.

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

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock. These risk factors have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, except for those risk factors below designated by an asterisk (*). In addition, we deleted the risk relating to our common stock not being listed on NASDAQ, as it has been relisted.

*Our quarterly operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly. Our net revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of our control, and may fluctuate significantly in the future. As a result, our quarterly operating results could fall below the expectations of public market analysts or investors. If that occurs, the price of our stock may decline.

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

•

U.S. Department of Justice investigation and stockholder litigation related to our previous internal investigation of our practices related to stock option grants and the related restatement of our consolidated financial statements;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	expenses we incur related to stock-based compensation may increase if we are required to change our assumptions used in the Black-Scholes model;

•	expenses we are required to incur (or choose to incur) in connection with our litigation against Fairchild Semiconductor, System General Corporation, and BCD;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen;

•	the licensing of our intellectual property to one of our wafer foundries;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention of qualified personnel in a competitive market;

•	changes in environmental laws and regulations; and

•	earthquakes, terrorists acts or other disasters.

*We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 63%, of our net revenues for the nine months ended September 30, 2007. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

*We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business may suffer. We have supply arrangements for the production of wafers with Matsushita, OKI, Zfoundry and Epson. Our contracts with these suppliers expire in June 2010, April 2008, December 2009 and December 2010, respectively. Although certain aspects of our relationships with Matsushita, OKI, Zfoundry and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Matsushita, OKI, ZFoundry and Epson in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, Matsushita, ZFoundry or Epson could harm our business. We estimate that it would take nine to 18 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

*We are subject to a U.S. Department of Justice investigation and stockholder litigation related to our recent internal investigation of our practices related to stock option grants and the related restatement of our consolidated financial statements. The U.S. Department of Justice, or DOJ, is conducting an investigation related to our internal investigation of our practices related to stock option grants. The SEC was also conducting an investigation, but we have recently been informed by the staff of the SEC that they have terminated the investigation and are not recommending enforcement action be taken against us. In addition, three alleged shareholders of Power Integrations have filed derivative complaints in the United States District Court for the Northern District of California, and two alleged shareholders have filed derivative complaints in Superior Court of California, Santa Clara County, all purportedly on behalf of Power Integrations, against certain of our current and former executive officers and directors in connection with our option granting practices alleging, among other things, breaches of fiduciary duties and in the federal court cases violations of Section 10(b) of the Securities Exchange Act of 1934. The shareholder derivative suits are discussed in more detail in Part II, Item 1 of this Form 10-Q. The ongoing legal fees we are incurring in connection with these actions, and any fines that we may be required to pay in the event that the DOJ determines, as a result of its investigation, to bring any civil or other actions against us, or any attorneys’ fees that we may be required to pay as a result of the derivative suits, would have an adverse effect on our operating results. Further, these actions require a significant amount of our senior management’s attention, which detracts from their ability to manage our company’s business.

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

*Changes in assumptions used for our SFAS 123R calculation may increase our stock-based compensation expense. We determine the value of stock options granted using the Black-Scholes model. This model requires that we make certain assumptions, including an assumption as to the volatility of our common stock price, and an estimate of our expected life of stock options. Historically we have established the volatility factor based both on the past trading of our common stock, as well as the trading in the market of options to purchase our common stock. Due to the delisting of our common stock on the NASDAQ Global Select Market, options in our common stock ceased to trade. However, we have continued to determine the volatility factor based in part upon past option trading history. Now that our common stock has been relisted on the NASDAQ Global Select Market, we expect options in our common stock to resume trading. If option trading does not resume, we may be required to establish the volatility factor for the Black-Scholes model based solely upon the historical trading of our common stock. If this were to occur, we believe this would result in substantially higher stock-based compensation expenses. Historically we have used the simplified method to calculate the expected life of stock option grants. This method assumes all options will be exercised midway between the vesting date and the contractual term of the option. In accordance with Staff Accounting Bulletin 107, or SAB 107, the simplified method may only be used until December 31, 2007. Beginning in January 2008 we intend to develop a new method based on our observations of employee option exercises. We will need to exercise judgment in deciding how best to stratify our employees into homogenous groups according to their exercise and post-vesting employment termination behaviors. In doing so, the life of stock option grants may change significantly, and therefore, may result in substantially higher stock-based compensation expenses. These changes in assumptions may have a material adverse effect on our operating results and could harm our stock price.

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

*Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. Royalty revenues were less than 1% of total net revenues for the nine months ended September 30, 2007 and for the year ended December 31, 2006. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.

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

*Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% and 92% of our net revenues for the nine months ended September 30, 2007 and 2006, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

On July 16, 2007, an employee of our company exercised an option to purchase 5,343 shares of Power Integrations common stock for an exercise price of $2.55. On July 30, 2007, an employee of our company exercised an option to purchase 270 shares of Power Integrations common stock for an exercise price of $2.55. The exercises of the options were made in reliance on Rule 701 promulgated under the Securities Act of 1933, as amended, as the options were granted prior to the initial public offering of Power Integrations’ common stock in reliance on Rule 701.

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

POWER INTEGRATIONS, INC.

Date: November 8, 2007	By:	/s/ RAFAEL TORRES
Rafael Torres
Chief Financial Officer (Principal Financial and
Accounting Officer)

Exhibit Number	Description
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between Power Integrations, Inc. and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Certificate of Incorporation. (As filed as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.4.

4.2	Fifth Amended and Restated Rights Agreement by and among Power Integrations, Inc. and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between Power Integrations, Inc. and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.4	Rights Agreement between Power Integrations, Inc. and BankBoston N.A., dated as of February 24, 1999 (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.5	Amendment to Rights Agreement between Power Integrations, Inc. and BankBoston N.A., dated as of October 9, 2001 (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	2007 Executive Officer Cash Compensation Arrangements (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on June 8, 2007, SEC File No. 000-23441.)

10.2	Letter agreement, dated as of August 31, 2007, between Power Integrations, Inc. and Derek Bell.

10.3	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Balu Balakrishnan.

10.4	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Bruce Rouard.

10.5	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and John Tomlin.

10.6	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Cliff Walker.

10.7	Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Rafael Torres.

10.8	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Doug Bailey.

10.9	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Derek Bell.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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