Form 10-K
period 2007-12-31
POWER INTEGRATIONS INC
filed 2008-03-10
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23441

POWER INTEGRATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5245 Hellyer Avenue, San Jose, California	95138-1002
(Address of principal executive offices)	(Zip code)

(408) 414-9200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market, Inc

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of registrant’s voting and non-voting common stock held by nonaffiliates of registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $469,311,761, based upon the closing sale price of the common stock as reported on The NASDAQ Global Market. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of February 29, 2008: 30,239,686.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2008 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of words such as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; and our limited financial resources. We make these forward looking statements based upon information available on the date of this Form 10-K, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

PART I

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, and PI Expert are trademarks of Power Integrations, Inc.

Item 1. Business

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, commonly referred to as ICs. Our ICs are used in electronic power supplies, also known as switched-mode power supplies or switchers. Power supplies convert electricity from a high-voltage source, such as a wall socket, to the type of power needed by a given electronic device, such as a cellphone or a computer. This conversion entails, among other functions, reducing the voltage and, when necessary, converting alternating current to direct current, referred to as AC-DC conversion. Switched-mode power supplies perform these functions using an array of electronic components, often including ICs such as ours. The vast majority of our ICs are used in AC-DC switchers, although we also target certain high-voltage DC-DC applications such as power over Ethernet, or PoE. Our focus is on applications that are sensitive to size, portability, energy efficiency and time-to-market, which are the primary benefits that our ICs provide. We generally target power-supply applications in the following markets:

*	the communications market;

*	the consumer market;

*	the computer market; and

*	the industrial market.

We believe our patented TOPSwitch ICs, introduced in 1994, were the first highly integrated power conversion ICs to achieve widespread market acceptance. Since the introduction of TOPSwitch, we have introduced a number of other families of ICs that further improve upon the functionality and cost-effectiveness of TOPSwitch and enable us to address a wider range of AC-DC applications as well as high-voltage DC-DC applications such as power-over-ethernet, or PoE. Since introducing TOPSwitch in 1994, we have shipped approximately 2.7 billion ICs.

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

Until approximately 1970, AC-DC power supplies were generally in the form of line-frequency, or linear, transformers. These devices, consisting primarily of copper wire wound around an iron core, tend to be bulky and heavy, and typically waste a substantial amount of electricity. In the 1970s, the invention of high-voltage discrete semiconductors enabled the development of a new generation of power supplies known as switched-mode power supplies, or switchers. These switchers generally came to be a cost-effective alternative to linear transformers in applications requiring more than about three watts of power.

In addition to their cost advantages in higher-power applications, switchers are generally smaller, lighter-weight and more energy-efficient than linear transformers. However, switchers designed with discrete components are highly complex, containing numerous components and requiring a high level of analog design expertise. Further, discrete switchers can be relatively costly and difficult to manufacture due to their complexity and high component count. These drawbacks tend to result in time-to-market and development risks for new products. Also, some discrete switchers lack inherent safety and energy-efficiency features; adding these features may further increase the component count, cost and complexity of the power supply.

Early attempts to replace discrete switchers with IC-based switchers did not achieve widespread acceptance in the marketplace because these integrated switchers were not cost-effective. In 1994 we introduced TOPSwitch, the industry’s first cost-effective high-voltage IC for power conversion.

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

Our patented EcoSmart technology, included in all of our ICs introduced since 1998, improves the energy efficiency of electronic devices during normal operation as well as standby and “no-load” conditions. This technology enables manufacturers to cost-effectively meet the growing demand for energy-efficient products, and to comply with increasingly stringent energy-efficiency requirements.

•	Reduced Time-to-Market

Our integrated circuits make power supply designs simpler and more suitable for high-volume manufacturing compared to discrete switchers. We also provide automated design tools and reference designs that reduce time-to-market and product development risk.

•	Wide Power Range and Scalability

We estimate that products in our current IC families can address a power range encompassing approximately 70 percent of the AC-DC power supplies, as well as certain high-voltage DC-DC applications. Within each of our product families, the designer can scale up or down in power to address a wide range of designs with minimal design effort.

Energy Efficiency

Linear transformers and many discrete switchers draw significantly more electricity than the amount needed by the devices they power. As a result, billions of dollars worth of electricity is wasted each year, and millions of tons of greenhouse gases are unnecessarily produced. Energy waste occurs during both normal operation of a device and in standby mode, when the device is performing little or no useful function. For example, computers and printers waste energy while in “sleep” mode. TVs and DVD players that are turned off by remote control consume energy while awaiting a remote control signal to turn them back on. A cellphone charger left plugged into a wall outlet continues to draw electricity even when not connected to the phone (a condition known as “no-load”). Many common household appliances, such as microwave ovens, dishwashers and washing machines, consume power when not in use. One study has estimated that standby power alone amounted to as much as ten percent of residential energy consumption in Organization for Economic Co-operation and Development, or OECD, countries.

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

As concerns about the environmental impact of carbon emissions continue to mount, policymakers are taking action to promote energy efficiency. For example, the ENERGY STAR program and the European Union Code of Conduct encourage manufacturers of electronic devices such as home appliances, DVD players, computers, TVs and external power supplies to comply with voluntary energy-efficiency standards. In 2007, the California Energy Commission, or CEC, implemented mandatory efficiency standards for external power supplies. The CEC standards will be implemented nationwide in July 2008 as a result of the Energy Independence and Security Act of 2007 (EISA). The EISA also requires substantial improvements in the efficiency of lighting technologies beginning in 2012; these new rules are expected to result in increased adoption of compact fluorescent and LED technologies for general lighting. Plans to phase out incandescent lamps have also been announced in Canada, Australia and Europe. The EISA also incorporates the requirements of Executive Order 13221, signed in 2001 by President Bush, which requires that electronic products purchased by the Federal government consume less than one watt in standby mode.

Our EcoSmart technology, included in all of our ICs introduced since 1998, dramatically improves the efficiency of electronic devices, reducing waste in both operating and standby modes. We believe that this technology allows manufacturers to meet all current and proposed worldwide energy-efficiency regulations for electronic products. Our ICs can also be utilized in power conversion circuitry, or ballasts, for LED lighting, an emerging application for our technology. We estimate that our technology has saved more than $2.6 billion in electricity costs worldwide since 1998.

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

In September 2007, we introduced TOPSwitch-HX, the fifth generation of the TOPSwitch family of products. TOPSwitch-HX incorporates the features offered in earlier TOPSwitch products as well as new features such as a multi-mode control scheme that provides highly efficient operation across the entire load range, eliminating the need for a separate standby power supply in some applications. TOPSwitch-HX addresses applications at the higher end of our current addressable power range including set-top boxes, DVD players, desktop computers, LCD monitors, and printers.

*	TinySwitch

We introduced the TinySwitch family of products in September 1998. TinySwitch was the first family of ICs to incorporate our EcoSmart technology. In February 2006, we introduced the third generation of the TinySwitch line, TinySwitch-III. TinySwitch-III further improves upon the cost-effectiveness of previous generations, and includes new features that further enhance design flexibility and energy efficiency. Applications for TinySwitch-III include standby power supplies for desktop PCs, adapters for such devices as cellphones, PDAs, digital cameras, computer peripherals, and power tools, as well as power supplies for home entertainment equipment, appliances, LED light fixtures and many other applications.

In March 2006 and May 2007, respectively, we introduced PeakSwitch and TinySwitch-PK, extensions of the TinySwitch family targeted at applications requiring a high peak-to-average power ratio, such as printers and audio amplifiers. These products supply momentary bursts of peak power by automatically increasing the switching frequency of the IC’s integrated MOSFET for several milliseconds before returning to continuous-mode operation. This approach allows the use of transformers, capacitors and other components sized for the power supply’s average continuous power rather than its peak power level.

*	LinkSwitch

We introduced the LinkSwitch family of products in September 2002. The LinkSwitch family of products includes the LinkSwitch-TN, LinkSwitch-XT and LinkSwitch-LP family extensions. Deriving its name from the phrase “linear-killer switch,” LinkSwitch is the industry’s first highly integrated high-voltage power conversion IC designed specifically to replace linear transformers. Applications for LinkSwitch include low-power adapters and chargers for personal electronics such as cellphones, cordless phones, digital cameras, and MP3 players. LinkSwitch is also used in a wide range of other applications, including home appliances and industrial applications.

*	DPA-Switch

The DPA-Switch family of products, introduced in June 2002, is the first monolithic high-voltage power conversion IC designed specifically for use in DC-DC converters and distributed power architectures. It is capable of supplying output power levels of up to 100 watts. DPA-Switch allows designers to eliminate up to 50 external components from the design of a typical discrete DC-DC converter, resulting in a shorter design cycle, smaller board size and higher reliability. Applications include power-over-Ethernet powered devices such as voice-over-IP phones and security cameras, as well as network hubs, line cards, servers, digital PBX phones, DC-DC converter modules and industrial controls.

Revenue mix by product family for the years ended December 31, 2007, 2006 and 2005 was approximately as follows:

	Years Ended December 31,
Product Family	2007	2006	2005
TinySwitch	52%	53%	57%
TOPSwitch	28%	36%	38%
LinkSwitch	18%	9%	5%
DPA-Switch	2%	2%	—%

Markets and Customers

Our strategy is to target markets that can benefit the most from our highly integrated power conversion ICs. The following chart shows the primary applications of our products in power supplies in several major market categories.

Market Category	Primary Applications
• Communications	Cellphone chargers, cordless phones, broadband modems, power-over-Ethernet devices including voice-over-IP phones, other network and telecom gear

• Consumer	Set-top boxes for cable and satellite services, digital cameras, DVD players, LCD TVs, major appliances, personal care and small appliances, audio amplifiers

• Computer	Standby power for desktop PCs and servers, LCD monitors, printers, LCD projectors, PDAs

• Industrial Electronics	Industrial controls, utility meters, motor controls, uninterruptible power supplies, emergency lighting, LED lighting

Revenue by our end market categories for 2007 was approximately 30 percent consumer, 27 percent communications, 21 percent computer, 15 percent industrial electronics and 7 percent other markets.

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors. We have sales offices in California, Georgia and Illinois, as well as in England, France, Germany, Italy, India, China, Japan, Korea, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 36%, 37% and 40% of our net product revenues for 2007, 2006 and 2005, respectively, while sales through distributors accounted for approximately 64%, 63% and 60% for 2007, 2006 and 2005, respectively. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and sales representatives and distributors can discontinue marketing any of our products at any time.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 62%, 58% and 69% of our net revenues for 2007, 2006 and 2005, respectively. For 2007 and 2006, one distributor, Avnet, accounted for approximately 23% of our net revenues in each year. In 2005, two distributors, Memec Electronic Components (since acquired by Avnet) and Synnex Technologies accounted for 19% and 18% of our net revenues, respectively. In April 2006, we terminated our distributor relationship with Synnex Technologies. We have replaced this relationship with other distribution relationships, and we do not believe that the termination has had or will have a material impact on our business. No other customers accounted for more than 10% of net revenues during 2007, 2006 and 2005. In 2007, 2006 and 2005, sales to customers in the United States accounted for approximately 4%, 6% and 6%, respectively, of our net revenues. See Note 2, “Summary of Significant Accounting Policies,” in our notes to consolidated financial statements regarding sales to customers located in foreign countries. See our consolidated financial statements regarding total revenues and profit or loss for the last three fiscal years.

We are subject to certain risks stemming from the fact that much of our manufacturing, and most of our customers, are located in foreign jurisdictions. Risks related to our foreign operations are set forth in Item 1A of this Annual Report on Form 10-K, and include: potential weaker intellectual property rights under foreign laws; the burden of complying with foreign laws; and foreign-currency exchange risk.

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

Technology

•

High-Voltage Transistor Structure and Process Technology—We have developed a patented silicon technology that uses a proprietary high-voltage MOS transistor structure and fabrication process. This technology enables us to integrate high-voltage n-channel transistors and industry-standard CMOS and bipolar control circuitry on the same monolithic IC. Both the IC device structure and the wafer fabrication process contribute to the cost-effectiveness of our high-voltage technology. In 2000, we introduced an improved high-voltage technology that further reduced the silicon area of our devices by using dual-conduction layers. In 2004, we made additional improvements to our technology to further shrink the silicon area of our ICs. Our high-voltage ICs are implemented on low-cost silicon wafers using standard 5 V CMOS silicon processing techniques with a relatively large feature size of between 1.5 and 3 microns.

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

Research and Development

Our research and development efforts are focused on improving our high-voltage device structures, wafer fabrication processes, analog circuit designs and system-level architectures. We seek to introduce new products to expand our addressable markets, further reduce the costs of our products, and improve the cost-effectiveness and functionality of our customers’ power supplies. We have assembled a team of highly skilled engineers to meet our research and development goals. These engineers have expertise in high-voltage device structure and process technology, analog design, and power supply system architecture. In December 2007 we augmented our research and development engineering team through the acquisition of Potentia Semiconductor Corporation, or Potentia, an early-stage developer of power-conversion ICs for high-power AC-DC power supplies. Potentia’s engineering team, based in Ottawa, Canada, will form the core of a new analog design group for Power Integrations focused primarily on high-power applications with the potential to expand our addressable markets.

In 2007, 2006 and 2005, we incurred costs of $25.2 million, $24.4 million and $17.1 million, respectively, on research and development efforts, including expenses related to stock-based compensation. We expect to continue to invest significant funds in research and development activities.

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. As of December 31, 2007, we held 197 U.S. patents and had generally filed for or received foreign patent protection on these patents resulting in 90 foreign patents. The U.S. patents have expiration dates ranging from 2009 to 2026. We also hold trademarks in the U.S. and various other countries including Taiwan, Korea, Hong Kong, China, Europe and Japan.

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

We granted a perpetual, non-transferable license to Matsushita Electric Industrial Co, Ltd., or Matsushita, or MEI, to use our semiconductor patents and other intellectual property for our current high-voltage technology under a Technology License Agreement. This license allows Matsushita to manufacture and design products for internal use and for sale or distribution to other Japanese companies and their subsidiaries in Asia. In exchange for its license rights, Matsushita has paid and will continue to pay royalties on products using the licensed technology during fixed periods.

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

Our long-lived assets consist of property and equipment and intangible assets. Our intangible assets are comprised of licenses, patents, goodwill and customer relationships. Our intangible assets are located in the United States and Canada and are split 79% and 21%, respectively. See Note 2, “Summary of Significant Accounting Policies,” in our notes to consolidated financial statements regarding total intangible assets and property and equipment located in foreign countries.

Manufacturing

To manufacture our wafers, we contract with four foundries: (1) OKI Electric Industry, or OKI, (2) Seiko Epson Corporation or Epson, (3) XFAB Dresden GmbH & Co KG, or XFAB, (a wholly owned subsidiary of X-FAB Semiconductor Foundries AG), formerly ZFoundry and (4) Matsushita. These contractors manufacture our wafers at foundries located in Japan and Germany. Our products are assembled and packaged by independent subcontractors in China, Malaysia, Thailand and the Philippines. We perform testing at our facility in San Jose, California, and through our packaging subcontractors in Asia. Our fabless manufacturing model enables us to focus on our engineering and design strengths, minimize fixed costs on capital expenditures and still have access to high-volume manufacturing capacity. Our products do not require leading-edge process geometries for them to be cost-effective, and thus we can use our foundries’ older, low-cost facilities for wafer manufacturing. However, because of our highly sensitive process, we must interact closely with our foundries to achieve satisfactory yields. Although we generally utilize standard IC packages for assembly, some materials and aspects of assembly are specific to our products. We require our assembly manufacturers to use a high-voltage molding compound which is more difficult to process than industry standard molding compounds. Until recently, this molding compound was procured from only one supplier. In December 2006, another high-voltage mold compound from a different supplier was qualified for use in manufacturing our products, allowing our manufacturers to source material from both suppliers. We will continue to investigate the use of alternative high-voltage molding compounds so that our assembly manufacturers have competitive sources of material. We will remain heavily involved with our contractors on an active engineering basis to maintain and improve our manufacturing processes.

Our wafer supply agreements with MEI, OKI, Epson and XFAB expire in June 2010, April 2008, December 2010 and December 2009, respectively. Under the terms of our agreement with MEI, we establish, by mutual agreement, minimum production capacity to be made available by MEI for the production of our wafers, and we supply MEI with monthly orders and rolling six-month forecasts on a monthly basis. We also establish pricing by good faith arrangements, subject to our right to most-favored pricing. Under the terms of the OKI agreement, OKI has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by OKI and us. Our agreements with both MEI and OKI provide for the purchase of wafers in Japanese yen. The two agreements allow for mutual sharing of the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the Epson agreement, Epson has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Epson and us. The agreement with Epson also requires us to supply Epson with rolling six-month forecasts on a monthly basis. Our agreement with Epson provides for the purchase of wafers in U.S. dollars, however, we do share the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the XFAB agreement, XFAB has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by XFAB and us. The agreement with XFAB also requires us to supply XFAB with rolling six-month forecasts on a monthly basis. Our purchases of wafers from XFAB are denominated in U.S. dollars.

Although certain aspects of our relationships with MEI, OKI, Epson and XFAB are contractual, some important aspects of these relationships are not written in binding contracts and depend on the suppliers’ continued cooperation. We cannot assure that we will continue to work successfully with MEI, OKI, Epson or XFAB in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that any of them will not seek an early termination of their wafer supply agreement with us. Our operating results could suffer in the event of a supply disruption with OKI, MEI, Epson or XFAB if we were unable to quickly qualify alternative manufacturing sources for existing or new products or if these sources were unable to produce wafers with acceptable manufacturing yields.

We typically receive shipments from our foundries approximately four to six weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers four to six weeks before the desired ship date to our customers. As a result of these factors and the fact that customers’ orders can be placed with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. We carry a substantial amount of wafer and finished goods inventory to help offset these risks and to better serve our markets and meet customer demand.

Competition

Competing alternatives to our high-voltage ICs include other integrated and hybrid (i.e., single-package) products from companies such as Fairchild Semiconductor, STMicroelectronics, Infineon, ON Semiconductor and Sanken Electric Company, as well as discrete components such as PWM controllers and high-voltage bipolar transistors and MOSFETs, which are produced by a large number of vendors. For some applications, line-frequency transformers are also a competing alternative to designs utilizing our ICs.

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

On June 14, 2007, we announced the filing of a patent-infringement suit against one of our competitors, BCD Semiconductor Manufacturing Company Limited, a Chinese semiconductor company, and its U.S. affiliate,

BCD Semiconductor Corporation, to which we refer collectively as BCD. The suit alleges that certain power supply controller chips produced by BCD infringe upon certain of our patents. We are seeking damages as well as an injunction against the infringing products.

Warranty

We generally warrant that our products will substantially conform to the published specifications for 12 months from the date of shipment. Under the terms of our purchase orders, our liability is limited generally to either a credit equal to the purchase price or replacement of the defective part.

Employees

As of December 31, 2007, we employed 385 full time personnel, consisting of 96 in manufacturing, 100 in research and development, 155 in sales, marketing and applications support, and 34 in finance and administration.

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

Executive Officers of the Registrant

As of February 29, 2008, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	53
Douglas Bailey	Vice President, Marketing	41
Derek Bell	Vice President, Engineering	64
Bruce Renouard	Vice President, Worldwide Sales	47
John Tomlin	Vice President, Operations	60
Rafael Torres	Vice President, Finance and Administration, Chief Financial Officer and Secretary	40
Clifford J. Walker	Vice President, Corporate Development	56

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

Douglas Bailey has served as our vice president of marketing since November 2004. From March 2001 to April 2004, he served as vice president of marketing at ChipX, a structured ASIC company. His earlier experience includes serving as business management and marketing consultant for Sapiential Prime, Inc., director of sales and business unit manager for 8x8, Inc., and serving in application engineering management for IIT, Inc. and design engineering roles with LSI Logic, Inmos, Ltd. and Marconi.

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

Rafael Torres has served as our vice president, finance and administration, chief financial officer and secretary since July 2006. From November 2000 to July 2006, Mr. Torres served as chief financial officer of PLX Technology, Inc., a leading supplier of PCI Express and other standard input/output interconnect silicon for the communications, server, storage, embedded-control and consumer industries. From May 1999 to November 2000, he held a senior management position at PLX Technology, Inc. Prior to joining PLX, he served in financial management roles at OnCommand Corporation, a provider of on demand video services, and at Silicon Valley Group, a semiconductor equipment company. Mr. Torres is a Certified Public Accountant, and spent three years working in public accounting to obtain his certification.

Clifford J. Walker has served as our vice president, corporate development since June 1995. From September 1994 to June 1995, Mr. Walker served as vice president of Reach Software Corporation, a software company. From December 1993 to September 1994, Mr. Walker served as president of Morgan Walker International, a consulting company.

As of February 29, 2008, members of the board of directors were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	53
Alan D. Bickell (2)	Director	71
Balakrishnan S. Iyer (2)(3)	Director	51
R. Scott Brown (1)	Director	66
Dr. James Fiebiger (2)(3)	Director	66
Steven J. Sharp (1)(3)	Director and Chairman of the Board	66
Nicholas E. Brathwaite (3)	Director	49
E. Floyd Kvamme (1)	Director	70

(1)	Member of the compensation committee
(2)	Member of the audit committee
(3)	Member of the nominating and governance committee

Balu Balakrishnan. Please refer to Mr. Balakrishnan’s biography provided above.

Alan D. Bickell has served as a member of the board of directors since April 1999. Mr. Bickell spent more than 30 years with Hewlett-Packard Company, a computer-hardware company, serving as corporate senior vice president and managing director of geographic operations from 1992 until his retirement in 1996. Mr. Bickell serves on the board of directors of the Peking University Educational Foundation (USA).

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

Nicholas E. Brathwaite has served as a member of the board of directors since January 2000. Mr. Brathwaite is currently a partner with Bigwood Capital LLC, an investment firm. From 2000 to 2007 he served as chief technology officer of Flextronics International Ltd., an electronics company. In 1995 Flextronics International Ltd. acquired nChip, Inc., a multi-chip module company, where Mr. Brathwaite held the position of vice president and general manager of operations from 1992 to 1996. As a founding member of nChip, Inc., Mr. Brathwaite was responsible for all manufacturing and operational activities including wafer fabrication, wafer test, and module assembly. Before joining nChip, Inc., Mr. Brathwaite spent six years with Intel Corporation, a microprocessor company, in various engineering management positions in technology development and manufacturing. He is also a member of the board of directors of Photon Dynamics, Inc., a yield management solutions company for the flat panel display market.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 62%, of our net revenues for the year ended December 31, 2007. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business may suffer. We have supply arrangements for the production of wafers with MEI, OKI, XFAB and Epson. Our contracts with these suppliers expire in June 2010, April 2008, December 2009 and December 2010, respectively. Although certain aspects of our relationships with MEI, OKI, XFAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with MEI, OKI, XFAB and Epson in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, MEI, XFAB or Epson could harm our business. We estimate that it would take nine to 18 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

We are subject to stockholder litigation related to our internal investigation of our past practices related to stock option grants and the related restatement of our consolidated financial statements. In May 2006, we were informed that U.S. Department of Justice, or the DOJ, and the SEC, were conducting an investigation related to our internal investigation of our practices related to stock option grants. On November 2, 2007, we were informed by the staff of the SEC that they have terminated the investigation and are not recommending enforcement action be taken against us. In addition, three alleged shareholders of Power Integrations filed derivative complaints in the United States District Court for the Northern District of California, and two alleged shareholders filed derivative complaints in Superior Court of California, Santa Clara County, all purportedly on behalf of Power Integrations, against certain of our current and former executive officers and directors in connection with our option granting practices alleging, among other things, breaches of fiduciary duties and in the Federal court cases violations of Section 10(b) of the Securities Exchange Act of 1934. The shareholder derivative suits are discussed in more detail in Part I, Item 3 of this Form 10-K. The ongoing legal fees we are incurring in connection with these actions, or any attorneys’ fees that we may be required to pay as a result of the derivative suits, would have an adverse effect on our operating results. Further, these actions have required a significant amount of our senior management’s attention, and may continue to do so in the future, which detracts from their ability to manage our company’s business.

Securities laws and regulations, including potential risk resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002, will continue to impact our results. Complying with the requirements of the Sarbanes-Oxley Act of 2002 and NASDAQ’s conditions for continued listing have imposed significant legal and financial compliance costs, and are expected to continue to impose significant costs and management burden on us. These rules and regulations also may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly qualified members to serve on our audit committee.

Additionally, because these laws, regulations and standards promulgated by the Sarbanes-Oxley Act are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

Changes in assumptions used for our Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), calculation may increase our stock-based compensation expense. We determine the value of stock options granted using the Black-Scholes model. This model requires that we make certain assumptions, including an estimate of our expected life of stock options. Historically we have used the simplified method to calculate the expected life of stock option grants. This method assumes all options will be exercised midway between the vesting date and the contractual term of the option. In accordance with Staff Accounting Bulletin 107, or SAB 107, the simplified method could only be used until December 31, 2007. Beginning in January 2008 we are developing a new method based on our observations of employee option exercises. We will need to exercise judgment in deciding how best to stratify our employees into homogenous groups according to their exercise and post-vesting employment termination behaviors. In doing so, the life of stock option grants may change significantly, and therefore, may result in substantially higher stock-based compensation expenses. These changes in assumptions may have a material adverse effect on our operating results and could harm our stock price.

If we do not prevail in our litigation against Fairchild Semiconductor, System General, and BCD we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of proprietary rights. We are in patent litigation with each of Fairchild Semiconductor, System General Corp., and BCD Semiconductor Manufacturing Limited, and the outcome of this litigation is uncertain. While Fairchild has been found to willfully infringe four of our patents, and those patents have been found valid by a jury, there can be no assurance that we will be successful in obtaining financial damages or an injunction against the infringing products. In addition, there is no assurance that we will be successful in obtaining financial damages or an injunction against all System General products or BCD products that infringe our patents. We have incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits. Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

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

We believe the IRS’s position with respect to certain items for which it has proposed adjustments is inconsistent with applicable tax laws, and that we have meritorious defenses to our position with respect to these proposed adjustments. Accordingly, we intend to continue to challenge the IRS’s position on these matters vigorously. While we believe the IRS’s asserted position on these matters is not supported by applicable law, we may be required to make additional payments in order to resolve these matters. If the IRS determines that we owe additional taxes for these matters, our results of operations and financial condition would be materially and adversely affected.

Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, may impact our gross margin. The contract prices to purchase wafers from MEI and OKI are denominated in Japanese yen. The agreements with these vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen could subject our gross profit and operating results to the potential for material fluctuations.

Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. Royalty revenues were less than 1% of total net revenues in each of the twelve months ended December 31, 2007 and 2006. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for the year ended December 31, 2007, and 93% for each of the years ended December 31, 2006 and 2005. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California in a 118,000 square foot facility. In addition to our facility in San Jose, we also lease sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our company for the foreseeable future.

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

On May 9, 2005, we filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. We filed a supplement to the complaint on May 24, 2005. We alleged infringement of our patents pertaining to pulse width modulation (“PWM”) integrated circuit devices, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to our complaint. System General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. We subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing Systems General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing Systems General chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action form the President, and the ITC exclusion order is now in full effect. On December 6, 2006 System General filed a notice of appeal of the ITC decision. Briefing was completed on July 23, 2007, and oral argument was heard by the U.S. Court of Appeals for the Federal Circuit on November 9, 2007. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects. Because System General did not file a petition for rehearing or rehearing en banc or petition the Supreme Court for certiorari within the time required to do so, the ITC’s decision is now final.

On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing four Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court held a claim construction hearing on February 2, 2006 and issued a claim construction order on March 31, 2006 which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of us finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and we will request the damages to be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings we cannot state the amount, if any, which might ultimately be recovered by us from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in our favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Court will address those issues along with our motions seeking increased damages and attorneys fees, an accounting and interest on the damages award and a permanent injunction, in the coming months. Briefing on these various issues was completed on January 16, 2008, but the Court has not yet scheduled a hearing.

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against us the U.S. District Court for the Eastern District of Texas. The complaint asserted that we infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against us but Fairchild and Intersil did not identify any specific products they believe infringe the patent. Fairchild and Intersil’s lawsuit was flawed because both Fairchild and Intersil lacked standing to sue us and it was also duplicative of a portion of our suit against Fairchild in Delaware, and we therefore filed a motion addressing both issues. The Texas Court granted our motion to transfer the case to Delaware on March 6, 2007, and the case was transferred to Delaware and assigned to Judge Farnan, the presiding judge in the Fairchild case discussed above. We then renewed our motion to dismiss the case for lack of standing, the Court held a hearing on October 5, 2007, and the Court dismissed, without prejudice, Fairchild and Intersil’s case against us on December 20, 2007. Fairchild and Intersil did not appeal the Court’s dismissal within the time provided for such an appeal.

On June 14, 2007, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). Our complaint alleged that certain integrated circuits produced by BCD infringe certain of our patents, seeking, among other things, an order enjoining BCD from infringing our patents and an award for damages resulting from the alleged infringement. We voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. BCD has not yet answered the complaint. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against us on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. Briefing on this motion is complete. On January 25, 2008, we moved for a preliminary injunction against further sales of the accused BCD products based on infringement of one of the three patents in suit. BCD’s opposition to the motion is due on April 7, 2008, and our reply is due April 28, 2008. The Court has set a hearing for our motion for preliminary injunction and BCD’s motion to dismiss on May 5, 2008.

On January 18, 2008, BCD filed a complaint in the U.S. District Court, Northern District of California seeking a declaratory judgment of non-infringement and invalidity with respect to the three patents we asserted against BCD in the Delaware action discussed above. We have not yet answered the complaint, but BCD has stated that it will dismiss the California case in favor of the Delaware action if it does not prevail in its motion to dismiss the Delaware action.

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of our board of directors relating to our historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. On August 3, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On January 30, 2008, the parties agreed to settle the dispute. The settlement is subject to court approval. On February 1, 2008, plaintiffs filed a motion for preliminary approval of the settlement, and a hearing was scheduled for March 24, 2008.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of our current and former executives and members of Power Integrations’ board of directors relating to our historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates, that defendants improperly backdated stock option grants, and that costs associated with the stock option grants were not properly recorded in Power Integrations’ financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On January 30, 2008, the parties agreed to settle the dispute. On February 28, 2008, the parties submitted a stipulation to the Court requesting that the action be stayed pending the final order approving the settlement and entry of the final order and judgment in the Quaco Action.

On May 23, 2006, the U.S. Attorney’s Office for the Northern District of California, or the DOJ, issued a grand jury subpoena to us directing that we produce documents relating to the granting of stock options from 1995 through the present. Subsequently the government made a number of requests for us to voluntarily produce documents relating to, among other things, our stock option practices. The government also conducted voluntary interviews of certain current and former officers and employees. We cooperated fully with the DOJ. The SEC was also conducting an investigation, and on November 2, 2007, we were informed by the staff of the SEC that they have terminated the investigation and are not recommending enforcement action be taken against us.

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

There can be no assurance that we will prevail in our litigation with System General, Fairchild or BCD. This litigation, whether or not determined in our favor or settled, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, potentially causing a material adverse effect on our business, financial condition and operating results. In addition, we are unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business, financial condition and operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders of Power Integrations, Inc. held on November 7, 2007, the following proposals were adopted.

Proposal I—To elect the following persons as Class III directors to hold office for a three-year term and until their successors are elected and qualified:

	Voted For	Withheld	Broker Non-Votes
Alan D. Bickell	15,741,161	10,789,499	—
Balakrishnan S. Iyer	21,069,020	5,461,640	—

Power Integrations’ other directors are R. Scott Brown, James Fiebiger and Steven J. Sharp (each of whose terms expire in 2008) and Balu Balakrishnan, Nicholas E. Brathwaite and E. Floyd Kvamme (each of whose terms expire in 2009).

Proposal II—To approve an amendment to Power Integrations’ Restated Certificate of Incorporation to declassify the Board of Directors:

Voted For	Voted Against	Abstain	Broker Non-Votes
26,356,310	166,309	8,041	—

Proposal III—To approve the amendment and restatement of the Power Integrations, Inc. 1997 Stock Option Plan (to be renamed the Power Integrations, Inc. 2007 Equity Incentive Plan) primarily for the purpose of expanding the types of equity awards that may be granted under the plan:

Voted For	Voted Against	Abstain	Broker Non-Votes
13,629,469	10,700,035	27,205	2,173,951

Proposal IV—To ratify the selection by the Audit Committee of Deloitte & Touche LLP as the independent registered public accounting firm of Power Integrations, Inc. for the fiscal year ending December 31, 2007:

Voted For	Voted Against	Abstain	Broker Non-Votes
26,477,466	20,873	32,321	—

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Market under the symbol “POWI”. From December 19, 2006 to August 13, 2007 and from August 2, 2006 to October 30, 2006 our common stock traded on the Pink Sheets under the symbol “POWI.PK.” The following table shows the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated during which our common stock traded on the NASDAQ Global Market. For the periods in which our common stock was traded on the Pink Sheets, the prices below reflect high and low bid quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Price Range
Year Ended December 31, 2007	High	Low
Fourth quarter	$34.52	$29.45
Third quarter	$31.20	$25.00
Second quarter	$30.20	$22.50
First quarter	$26.15	$20.50

Year Ended December 31, 2006	High	Low
Fourth quarter	$28.25	$18.28
Third quarter	$20.57	$13.71
Second quarter	$25.78	$15.00
First quarter	$28.27	$23.35

As of February 29, 2008, there were approximately 76 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

We have not paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph (1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2002, through December 31, 2007, for (a) our common stock, (b) The NASDAQ Composite Index and (c) The NASDAQ Electronic Components Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2007 and 2006 and the consolidated statements of income data for the years ended December 31, 2007, 2006 and 2005 from our audited consolidated financial statements, and accompanying notes, in this Annual Report on Form 10-K. The consolidated statements of income data for each of the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Income:
Net revenues	$191,043	$162,403	$143,071	$136,653	$125,682
Cost of revenues	87,558	73,794	72,979	71,856	63,496

Gross profit	103,485	88,609	70,092	64,797	62,186

Operating expenses:
Research and development	25,176	24,415	17,111	15,440	20,107
Sales and marketing	26,940	25,712	18,314	16,070	17,166
General and administrative	24,249	34,648	15,665	7,969	10,868
In-process research and development	1,370	—	—	—	—

Total operating expenses	77,735	84,775	51,090	39,479	48,141

Income from operations	25,750	3,834	19,002	25,318	14,045

Other income:
Other income, net	7,960	5,924	3,149	1,320	903
Insurance reimbursement	841	—	—	—	—

Total other income	8,801	5,924	3,149	1,320	903

Income before provision for income taxes	34,551	9,758	22,151	26,638	14,948
Provision for income taxes	7,927	333	6,453	6,138	3,511

Net income	$26,624	$9,425	$15,698	$20,500	$11,437

Earnings per share:
Basic	$0.92	$0.32	$0.53	$0.67	$0.39

Diluted	$0.85	$0.31	$0.51	$0.64	$0.36

Shares used in per share calculation:
Basic	28,969	29,059	29,568	30,802	29,473

Diluted	31,254	30,819	30,843	32,229	31,488

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments.	$204,174	$127,443	$126,079	$108,645	$97,005
Working capital	$215,040	$133,627	$132,813	$127,424	$115,485
Total assets	$335,099	$260,859	$236,921	$241,016	$217,438
Long-term liabilities and capitalized lease obligations, net of current portion	$17,042	$—	$—	$—	$—
Stockholders’ equity.	$289,490	$220,766	$209,359	$215,756	$194,554

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

Our ICs are purchased primarily by merchant power supply manufacturers who sell power supplies to OEMs, and, in some cases, by OEMs who design and build their own power supplies. In 2007, approximately 64% of our net sales to these end customers were made through distributors of electronic components. Power supplies may be designed with our monolithic ICs, which combine a high-voltage transistor with low-voltage control circuitry, or with a number of competing alternatives. These alternatives include other monolithic and hybrid ICs, PWM controller ICs paired with discrete transistors, and legacy technologies that do not utilize ICs, such as line-frequency transformers and self-oscillating switchers using discrete components.

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

We believe that the increasing importance of energy-efficiency as a design criterion for power supplies could help accelerate the rate of adoption of our technology by the power-supply industry, and represents an important opportunity for us to increase the penetration rate of our products. This trend is predominantly the result of the emergence of energy-efficiency standards that encourage, or in some cases mandate, the design of more energy-efficient electronic products. Power supplies built with legacy technologies such as line-frequency transformers are often unable to meet these standards cost-effectively. Most notably, the California Energy Commission has introduced mandatory standards governing the energy efficiency of virtually all external power supplies; these standards became effective in 2007. These standards are scheduled to become effective on a nationwide basis in July 2008 as a result of the Energy Independence and Security Act of 2007.

Our net revenues were $191.0 million, $162.4 million and $143.1 million in 2007, 2006 and 2005, respectively. The growth of revenue in each of these years primarily reflects the increased penetration of our products into our addressable market. However, we believe that our revenue growth in all three years was negatively impacted by unfair competition from products that we believe infringed several of our patents, and that in the absence of the infringing products, our revenues would have grown more rapidly in each of those years. We have taken action against these products by undertaking litigation against three of our competitors, Fairchild Semiconductor, System General Corp., and BCD Semiconductor Manufacturing Limited, as described in Part I, Item 3 of this Annual Report on Form 10-K.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 62%, 58% and 69% of our net revenues for 2007, 2006 and 2005, respectively. In 2007 and 2006 our top customer, a distributor, accounted for approximately 23% of our net revenues in each year. In 2005, our top two customers, both distributors, collectively accounted for 37% of our net revenues. In 2007, 2006 and 2005, international sales (meaning sales outside of North and South America) comprised 95%, 93% and 93%, respectively, of our net revenues.

Our gross profit, defined as net revenues less cost of revenues, was $103.5 million, or 54% of net revenues, in 2007, compared to $88.6 million, or 55% of net revenues, in 2006 and $70.1 million, or 49% of net revenues, in 2005. Because our industry is intensely price-sensitive, our gross margin, which is gross profit divided by net revenues, is subject to change based on the relative pricing of solutions that compete with ours. Also, because we purchase a large percentage of our wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would result in a corresponding change in our gross margin of approximately one percentage point.

In recent years we have employed a number of tactics in an effort to maintain or, when possible, improve our gross margin. These include reducing the cost of producing our ICs through the implementation of more advanced manufacturing processes, the migration of our testing operations to offshore sub-contractors, and the negotiation of more favorable prices from our suppliers. We also seek to increase the value of our products to our customers through the inclusion of more advanced features and functionality. Finally, we have made an effort to market our products to smaller, less price-sensitive customers. Through this combination of methods, we have generally succeeded in improving our gross margin in the recent past. Our gross margin may fluctuate in 2008 depending on a variety of factors such as the intensity of competition, the cost of manufacturing our products, the mix of high- and low-volume orders comprising our revenue, and the exchange rate between the U.S. dollar and the Japanese yen.

Total operating expenses in 2007, 2006 and 2005 were $77.7 million, $84.8 million and $51.1 million, respectively. The decrease in operating expenses in 2007 compared to 2006 was driven primarily by a reduction in expenses stemming from the special investigation of our practices for granting stock options, and the related restatement of our historical financial statements. These expenses totaled approximately $5.4 million in 2007 and $13.7 million in 2006. The increase in operating expenses in 2007 and 2006 compared to 2005 was due primarily to the implementation of SFAS No. 123(R), which requires the recognition of expenses related to stock-based compensation. In addition, in 2007 we had a write off of in-process research and development of $1.4 million, related to our acquisition of Potentia. For 2008, we expect our operating expenses to decrease compared to 2007 due primarily to the conclusion of the special investigation and the related restatement of our financial statements.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	stock-based compensation;

•	estimating sales returns and allowances;

•	estimating distributor pricing credits;

•	estimating allowance for doubtful accounts;

•	estimating write-downs for excess and obsolete inventory;

•	income taxes; and

•	goodwill and intangible assets.

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

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to our international OEMs and merchant power supply manufacturers from our facility in California are “delivered at frontier,” commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. Beginning in December 2005, shipping terms to our international OEMs and merchant power supply manufacturers shipped from our facilities outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to our customer upon shipment from our foreign warehouses. Shipments to North and South American OEMs and merchant power supply manufacturers are “FOB-point of origin,” meaning that revenue is recognized upon shipment, which is when title is passed to the customer.

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

Stock-based compensation

We adopted SFAS No. 123(R), Share-Based Payment, effective January 1, 2006. Under the provisions of SFAS No. 123(R), we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four year vesting period. We have elected the modified prospective transition method for adopting SFAS No. 123(R), under which the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. We recognize compensation expense for the stock option awards granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period. We use estimates in determining the fair value of these awards. Changes in these estimates could result in changes to our compensation charges. In the fiscal year 2005, we elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employee stock options rather than the alternative fair value method allowed for by SFAS No. 123. See Note 5, “Stockholders’ Equity,” in our notes to consolidated financial statements.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, a Special Committee of the board of directors conducted an internal investigation of our practices related to stock option grants to officers, directors and employees, and related matters, and concluded that, among other things, the recorded grant dates for certain option grants should not be relied upon. After receiving the Special Committee’s conclusions and consistent with those conclusions, we reviewed stock option grants during the period from 1998 through June 2006, resulting in our recognizing additional stock-based compensation expense with respect to certain of these grants. Although we determined that the measurement dates for certain stock option grants differed from the recorded grant dates for such grants, in some instances we were only able to locate sufficient evidence to identify the measurement date described in APB 25, the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a range of possible dates. As a result, we developed a methodology to establish the revised measurement date primarily by using communication dates as our estimate of the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known with finality. This methodology resulted in our incurring additional aggregate pre-tax APB 25 stock-based compensation charges relating to 2005 of $3.1 million. If we had used a variation of this methodology, using either the latest date (“latest date”) an option in a group of options was recorded or the earliest date (“earliest date”) a stock option agreement was returned to us from a group of options other than new hire non-officer employee options (and excluded outliers, consistent with the application of our methodology), the aggregate pre-tax APB stock-based compensation charges relating to 2005 would have been $2.8 million (latest date) and $3.2 million (earliest date). Please see our Annual Report on Form 10-K for the year ended December 31, 2005, for a full discussion of this methodology.

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

Income taxes

Income tax expense is an estimate of current income taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting and income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. We recognize valuation allowances, which reduce deferred tax assets to the amount that we estimate will be more likely than not realized, based upon available evidence and management judgment. We limit the deferred tax assets recognized related to certain stock based compensation of our officers to amounts that we estimate will be deductible in future periods based upon the provisions of the

Internal Revenue Code Section 162(m). As of December 31, 2007, we had not recorded any valuation allowance against any of our deferred tax assets. In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

In July 2006, FASB issued FIN 48, which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48, which we adopted effective January 1, 2007, establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.

Goodwill and intangible assets

As of December 31, 2007 we recorded goodwill in the amount of $1.8 million as a result of our acquisition of Potentia Semiconductor Corporation, see Note 8 “Acquisition” in our notes to consolidated financial statements for details on our acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we will evaluate goodwill for impairment on an annual basis, or as other indicators exist for a potential impairment. The provisions of SFAS No. 142 require that we perform a two-step impairment test. In the first step, we will compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill.

SFAS No 142. also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We would present assets to be disposed of separately in the balance sheet and would report the assets at the lower of the carrying amount or fair value less costs to sell, and would no longer depreciate the assets and liabilities of a disposed group classified as held for sale. Currently, we have no impairment of long-lived assets nor any assets held for disposal.

Results of Operations

The following table sets forth certain operating data in dollars, as a percentage of total net revenues and the increase (decrease) over prior periods for the periods indicated (in thousands).

	Year Ended December 31,
	Amount			Percent of Net Revenues			Increase (Decrease)
	2007	2006	2005	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Total net revenues	$191,043	$162,403	$143,071	100.0%	100.0%	100.0%	$28,640	$19,332
Cost of revenues	87,558	73,794	72,979	45.8	45.4	51.0	13,764	815

Gross profit	103,485	88,609	70,092	54.2	54.6	49.0	14,876	18,517

Operating expenses:
Research and development	25,176	24,415	17,111	13.2	15.0	12.0	761	7,304
Sales and marketing	26,940	25,712	18,314	14.1	15.8	12.8	1,228	7,398
General and administrative	24,249	34,648	15,665	12.7	21.4	10.9	(10,399)	18,983
In-process research and development	1,370	—	—	0.7	—	—	1,370	—

Total operating expenses	77,735	84,775	51,090	40.7	52.2	35.7	(7,040)	33,685

Income from operations	25,750	3,834	19,002	13.5	2.4	13.3	21,916	(15,168)
Total other income	8,801	5,924	3,149	4.6	3.6	2.2	2,877	2,775

Income before provision for income taxes	34,551	9,758	22,151	18.1	6.0	15.5	24,793	(12,393)
Provision for income taxes	7,927	333	6,453	4.2	0.2	4.5	7,594	(6,120)

Net income	$26,624	$9,425	$15,698	13.9%	5.8%	11.0%	$17,199	$(6,273)

Comparison of Years Ended December 31, 2007 and 2006

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties. Net revenues increased 18% in 2007 compared to 2006. The increase in revenues for the year ended December 31, 2007, compared to 2006, was driven by increased penetration of our products across all of our major end markets, comprised of a variety of power-supply applications including cellphone chargers, desktop computers, consumer appliances and a range of industrial applications. The increase in net revenues was driven largely by sales of our LinkSwitch products, which are targeted primarily at replacing linear power supplies, as well as sales of our TinySwitch-III products, which serve a wide range of power-supply applications. The increase in net revenues was partially offset by reduced revenue from one of our major end-customers in the communications market. Manufacturers supplying power supplies to this end-customer redesigned their power supplies and in the process chose to use a competing product rather than our products. We believe this competing product is infringing on three of our patents and, accordingly, we have undertaken litigation against BCD Semiconductor Manufacturing Limited, as described in Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

Our net revenue mix by product family and by the end markets served in 2007 and 2006 are as follows:

	Year Ended December 31,
Product Family	2007	2006
TinySwitch	52%	53%
TOPSwitch	28%	36%
LinkSwitch	18%	9%
DPA-Switch	2%	2%

	Year Ended December 31,
End Market	2007	2006
Consumer	30%	32%
Communications	27%	28%
Computer	21%	19%
Industrial electronics	15%	15%
Other	7%	6%

International revenues, comprised of sales outside of North and South America, were $181.8 million in 2007 compared to $150.7 million in 2006, representing approximately 95% and 93% of net revenues in those respective periods. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region were 81% and 78% of our net revenues for 2007 and 2006, respectively. The increase in sales to Asia as a percentage of revenues was driven primarily by the increase in sales of our LinkSwitch products to customers in the Asia region. We expect international sales to continue to account for a large portion of our net revenues.

Net product revenues for 2007 were divided 64% to distributors and 36% to OEMs and merchant power supply manufacturers, compared to 63% to distributors and 37% to OEMs and merchant power supply manufacturers in 2006. In 2007 and 2006, one customer, Avnet, a distributor of our products, accounted for approximately 23% of net revenues. No other customer accounted for 10% or more of our net revenues.

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

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with product testing performed in our own facility, and testing of packaged components performed by sub-contractors. Gross margin is gross profit divided by net revenues. The 0.4% decrease in our gross margin in 2007 compared to 2006 related primarily to the fact that our gross margin for 2006 was positively impacted by the recognition of $3.4 million in revenues and gross profits as a result of a settlement agreement under which one of our distributors agreed to reimburse us for discrepant ship and debit requests. Going forward, we have undertaken a strategy of selectively pursuing certain high-volume design opportunities which may bring lower-than-average gross profit margins. Our overall gross profit margin may fluctuate depending on our success in winning such designs as well as our success in further reducing our manufacturing costs.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. R&D expenses increased by 3% in 2007 compared to 2006. The primary driver of the increase in R&D expenses was an increase in internal personnel and related expenses. The increase in R&D expenses reflects our accelerated investment in both new wafer manufacturing technologies and new product development. This increase was partially offset by lower stock-based compensation expense, as we issued fewer common stock options, and the issue date of such options was later in the year in 2007 compared to 2006. We expect R&D expenses to increase in 2008 primarily as a result of increased headcount related to our acquisition of Potentia Semiconductor Corporation in December 2007. See Note 8 “Acquisition” in our notes to consolidated financial statements.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses increased by 5% in 2007 compared to 2006. The increase in sales and marketing expenses was due primarily to increased headcount to increase our global sales capabilities. Expenses related to increased headcount including salaries, payroll taxes, benefits and travel increased by approximately $1.5 million in 2007 compared to 2006. This increase was partially offset by lower stock-based compensation expense, as we issued fewer common stock options, and the issue date of such options was later in the year in 2007 compared to 2006. We expect sales and marketing expenses to increase in absolute dollars in 2008 as we continue to grow our international business, but these expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. G&A expenses decreased 30% in 2007 compared to 2006. The decrease was due primarily to lower expenses associated with the special investigation into our practices for granting stock options, and the related restatement of our financial statements. These expenses totaled approximately $5.4 million in 2007 compared to approximately $13.2 million in 2006. Also contributing to the decrease was lower stock-based compensation expense, as we issued fewer common stock options, and the issue date of such options was later in the year in 2007 compared to 2006. We expect G&A expenses to decrease in 2008 compared to 2007 due to the completion of the restatement of our financial statements in 2007. We expect this decrease to be partially offset by increased expenses related to patent litigation.

In-process research and development. In connection with our acquisition of Potentia Semiconductor Corporation, we incurred a one time charge of $1.4 million related to in-process research and development for technology that had not reached technological feasibility. For details on our acquisition see Note 8 “Acquisition” in our notes to consolidated financial statements.

Total other income. The increase in total other income of 49% in 2007 compared to 2006 was due primarily to an increase in interest income on our cash and investment balances. Interest income grew due to an increase in total cash and investments. In 2007, total investment securities totaled $180.0 million, and consisted of cash equivalents and short term investments, compared to $117.0 million of cash equivalents, short term and long term investments in 2006. The increase was also attributable to a $0.8 million reimbursement for a directors and officers liability insurance claim received in the second quarter of 2007.

Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. We calculated our provision for income taxes to be $7.9 million for 2007 compared to a provision of $0.3 million for 2006. Our effective tax rate for 2007 was approximately 23%, compared to approximately 3.4% in 2006. The increase in our effective tax rate in 2007 compared to 2006 was primarily due to an increase in profit before tax driven by increased sales and a reduction in restatement costs of approximately $8.0 million. The increase in our effective tax rate was partially offset by a decrease in the tax effect of stock-based compensation charges.

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

Our revenue growth in 2006 was driven by an increase in gross sales of all four of our main product families. Our net revenue also benefited from a settlement agreement under which one of our distributors agreed to reimburse us for discrepant ship and debit requests totaling approximately $3.4 million; we received this reimbursement in April 2006.

Our net revenue mix by product family and by the end markets served in 2006 and 2005 are as follows:

	Year Ended December 31,
Product Family	2006	2005
TinySwitch	53%	57%
TOPSwitch	36%	38%
LinkSwitch	9%	5%
DPA-Switch	2%	—%

	Year Ended December 31,
End Market	2006	2005
Consumer	32%	30%
Communications	28%	29%
Computer	19%	23%
Industrial electronics	15%	11%
Other	6%	7%

International revenues, comprised of sales outside of the Americas, were $150.7 million in 2006 compared to $133.6 million in 2005, representing approximately 93% of net revenues in both periods. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region were 78% and 79% of our net revenues for 2006 and 2005, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Net product revenues for 2006 were divided 63% to distributors and 37% to OEMs and merchant power supply manufacturers, compared to 60% to distributors and 40% to OEMs and merchant power supply manufacturers in 2005. In 2006, one customer, Avnet, a distributor of our products, accounted for approximately 23% of net revenues. In April 2006, we terminated our relationship with Synnex Technologies, a distributor, that accounted for 18% of net revenues in 2005. We have replaced this relationship with other distribution relationships, and therefore do not believe that the termination has had or will have a material impact to our business.

Gross profit. The increase in our gross margin from 2005 to 2006 was mainly due to the absorption of fixed manufacturing costs across higher volumes, higher product yields, lower test costs due to the migration of our test processes to overseas sub-contractors, and the sale of excess and obsolete inventory for which we had fully reserved. These improvements were partially offset by stock-based compensation costs recognized as a result of our adoption of SFAS No. 123(R). Stock-based compensation costs were $1.3 million, or 0.8% of net revenues, in 2006 compared to $0.4 million, or 0.3% of net revenues, in 2005.

Research and development expenses. Research and development, or R&D, expenses increased by 43% from 2005 to 2006. The primary driver of the increase in R&D expenses was an increase in internal personnel and related expenses. The increase in R&D expenses reflects our accelerated investment in both new wafer manufacturing technologies and new product development. In addition, R&D expenses in 2006 included $4.3 million of employee stock-based compensation expense related to SFAS No. 123(R) compared to stock-based compensation expense of $1.0 million in 2005.

Sales and marketing expenses. Sales and marketing expenses increased by 40% from 2005 to 2006. The increase was primarily due to stock-based compensation expenses, reflecting the implementation of SFAS No. 123(R) in the first quarter of 2006. Stock-based compensation expense included in sales and marketing expenses totaled $5.5 million in 2006, compared to $0.7 million in 2005. The increase was also driven by higher headcount in sales and field applications engineering to increase our global sales capabilities.

General and administrative expenses. General and administrative, or G&A, expenses increased 121% from 2005 to 2006. The increase was due primarily to expenses associated with the special investigation into our practices for granting stock options, and the related restatement of our financial statements. These expenses totaled approximately $13.2 million in 2006, compared to zero in 2005. Also contributing to the increase was higher stock-based compensation expense reflecting the implementation of SFAS No. 123(R) in the first quarter of 2006. Stock-based compensation expense included in G&A expenses totaled $4.4 million in 2006, compared to $1.1 million in 2005. Expenses associated with our patent-infringement litigation against Fairchild Semiconductor and System General Corp., as described in Part I, Item 3 Legal Proceedings, were $7.0 million in 2006 and $5.5 million in 2005.

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

We had approximately $205.5 million in cash, cash equivalents and short-term investments (including $1.3 million of restricted cash) at December 31, 2007. We had $132.7 million at December 31, 2006, and $130.5 million at December 31, 2005, in cash, cash equivalents, short-term and long-term investments (including $1.3 million of restricted cash in 2006). On October 26, 2006, we entered into a security agreement with the Union Bank of California, whereby we agreed to maintain $1.3 million in an interest-bearing certificate of deposit with the bank. The purpose of this agreement is to secure commercial letters of credit and standby letters of credit up to the deposit amount. This agreement remains in effect until cancellation of our letter of credit. As of December 31, 2007, we have no other credit facilities.

As of December 31, 2007, 2006 and 2005 we had working capital, defined as current assets less current liabilities, of approximately $215.0 million, $133.6 million and $132.8 million, respectively.

Our operating activities generated cash of $62.6 million, $29.2 million and $36.0 million in the years ended December 31, 2007, 2006 and 2005, respectively. In each of these years, cash was primarily generated from operating activities in the ordinary course of business.

Cash provided by operating activities totaled $62.6 million in the year ended December 31, 2007. Our net income accounted for $26.6 million of this amount. We recognized $13.7 million in stock-based compensation and related expenses, which reduced our net income significantly but was not a use of cash. We also recognized $8.2 million in depreciation and amortization expenses, which were also non-cash expenses. In addition we recognized a tax benefit of $3.5 million associated with employee stock plans. Changes in operating assets and liabilities included a decrease in inventories of $8.6 million reflecting the streamlining of our supply chain. Other factors increasing our cash provided by operating activities included increased taxes payable and other accrued liabilities of $3.1 million, due primarily to increased taxes recorded on higher income and the impact of adopting FIN 48 in 2007. In addition, accounts payable increased $2.5 million, due primarily to purchases of test equipment and raw materials for the production of our products. These increases were partially off-set by an increase in accounts receivable of $3.7 million, primarily reflecting growth in our net revenues.

Cash provided by operating activities totaled $29.2 million in the year ended December 31, 2006. Our net income accounted for $9.4 million of this amount. We recognized $15.5 million in stock-based compensation expenses, which reduced our net income significantly but was not a use of cash. We also recognized $7.1 million in depreciation and amortization expenses, which were also non-cash expenses. Increases in inventories resulted in a $10.1 million use of cash. This increase primarily reflected higher levels of production in anticipation of future growth in sales. Also, our sales in the fourth quarter of 2006 were less than expected, reflecting a broad slowdown in the analog semiconductor industry. Higher taxes payable and other accrued liabilities largely offset the cash impact of the increase in inventories, such that the overall net change in operating assets and liabilities did not have a significant impact on cash from operations.

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

Our investing activities for the year ended December 31, 2007 resulted in a $95 million use of cash. This use of cash included net purchases totaling $79 million of securities held to maturity, property and equipment purchases of $11.0 million, and the acquisition of Potentia Semiconductor Corporation for $5.5 million, including closing costs. Refer to Note 8 in our notes to consolidated financial statements for details on our acquisition. We do not believe the current market instability will have a significant impact on our investment portfolio, as of December 31, 2007, we did not hold asset backed or mortgage backed securities.

Our investing activities for the year ended December 31, 2006 resulted in a $0.3 million use of cash, as net proceeds totaling $14.1 million from the sale and purchase of securities held to maturity were offset by purchases of property and equipment of $10.1 million, the acquisition of a technology license from our foundry OKI for $3.0 million, and the purchase of a $1.3 million certificate of deposit as part of a security agreement related to standby letters of credit used for purchases of silicon wafers.

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

Our financing activities in 2007 resulted in net cash proceeds of $25.8 million. This was driven primarily by proceeds of $24.6 million from the issuance of common stock through the exercise of stock options. In addition there was an excess tax benefit from stock options exercised of $1.2 million. Our financing activities in 2006 resulted in a net use of cash totaling $13.9 million, driven primarily by share repurchases of $19.6 million offset by proceeds of $5.6 million from the issuance of common stock. Our financing activities in 2005 resulted in a net use of cash totaling $25.8 million, driven primarily by share repurchases of $33.7 million. This use of cash was partially offset by receipts of $7.9 million from the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan.

On October 20, 2004, we announced that our board of directors had authorized the repurchase of up to $40 million of our common stock. From inception of the stock repurchase program in October 2004 through June 30, 2005, we repurchased 2,033,270 shares for approximately $40 million. On October 19, 2005, we announced that our board of directors had authorized a second stock repurchase program of up to $25 million of our common stock. From inception of this second stock repurchase plan through June 2006, we purchased a total of 1,334,216 shares for $25 million. In February 2008, our board of directors authorized a new stock repurchase program of up to $50 million of our common stock. Stock repurchase activity under this program commenced in February 2008.

During 2007, a significant portion of our positive cash flow was generated by our operations. If our operating results deteriorate in future periods, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2007, we had the following contractual obligations and commitments, including leases related to the acquisition of Potentia Semiconductor Corporation, see Note 8 “Acquisition” in our notes to consolidated financial statements for details. (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Purchase obligations	$16,437	$16,437	$—	$—	$—
Operating lease obligations	1,587	752	604	109	122

Total	$18,024	$17,189	$604	$109	$122

As of December 31, 2007, our total amount of unrecognized tax benefits was $19.1 million, and it was classified as deferred tax assets and long-term income taxes payable in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At December 31, 2007 and 2006 we held primarily cash equivalents and short-term investments with fixed interest rates and with maturity dates of less than twelve months.

The table below presents the carrying value and related weighted-average interest rates for our investment portfolio at December 31, 2007 and 2006. Carrying value approximates fair market value at December 31, 2007 and 2006 (in thousands, except weighted-average interest rates).

	December 31, 2007		December 31, 2006
	Carrying Value	Weighted- Average Interest Rate	Carrying Value	Weighted- Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Commercial paper	$93,888	5.20%	$110,922	5.43%

Investment Securities Classified as Short-term Investments:
U.S. government securities	2,000	4.60%	2,500	4.63%
U.S. corporate securities	83,820	5.05%	6	—

Total	85,820	5.03%	2,506	4.63%

Investment Securities Classified as Long-term Investments:
U.S. government securities	—	—	3,999	4.88%

Total investment securities	$179,708	5.12%	$117,427	5.40%

These securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, most of our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decline by 10% from interest rates as of December 31, 2007 and 2006, the increase or decline in the fair market value of our portfolio on these dates would not have been material.

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe and involve contracts with two of our suppliers (Matsushita and OKI). Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts; however, the contract prices to purchase wafers from Matsushita and OKI are denominated in Japanese yen and both agreements allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. One of our other major suppliers, Epson, contracts prices to purchase wafers in U.S. dollars, however, the agreement with Epson also allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen could subject our gross profit and operating results to the potential for material fluctuations.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this report, December 31, 2007. Disclosure controls and procedures under the Exchange Act mean the controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed by Power Integrations in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Security and Exchange Commissions, or SEC’s, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Power Integrations in the reports that we file or submit under the Exchange Act is accumulated and communicated to Power Integrations’ management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007. In making this conclusion, we had considered, among other factors, the remediation of our previously identified material weaknesses described in the following paragraphs related to accounting for stock grants, income tax accounting and the application of generally accepted accounting principles to non-routine transactions.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the Exchange Act, internal control over financial reporting means a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions Power Integrations’ assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and, (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.

Remediation of Material Weaknesses

Remediation of our Material Weakness Related to Stock-Based Compensation

We had previously concluded that a material weakness in our internal control over financial reporting related to stock-based compensation existed as of December 31, 2006, as reported in our Annual Report on Form 10-K for the year ended December 31, 2006. We did not have sufficient controls and procedures in place to cause us to have a less than a reasonable possibility that a material misstatement would not be prevented or detected in the consolidated financial statements and related disclosures from the application of APB 25, SFAS No. 123 and SFAS No. 123(R), which replaced APB 25 and SFAS 123 effective January 1, 2006.

Throughout the year ended December 31, 2007, we have enhanced our control activities related to accounting for stock-based compensation, and we have engaged the services of an external specialist in stock-based compensation to assist us in the accounting for stock-based compensation as per the requirements of SFAS No. 123R. In addition, prior to the beginning of 2007, we had engaged our corporate counsel to revise our policies and procedures surrounding the administration of our stock option grants to our employees that, along with other enhancements that we have now established related to the granting and accounting for stock options, strengthened our internal control over financial reporting related to stock-based compensation.

During the fourth quarter of 2007, management evaluated and tested these controls and determined the material weakness was remediated.

Remediation of our Material Weakness Related to Income Tax Accounting

We had previously concluded that a material weakness in our internal control over financial reporting related to tax accounting existed as of December 31, 2006, as reported in our Annual Report on Form 10-K for the year ended December 31, 2006. We did not have sufficient controls and procedures in place to cause us to have less than a reasonable possibility that a material misstatement would not be prevented or detected in the consolidated financial statements and related disclosures from the accounting and review of our income taxes payable, deferred income tax assets and liabilities, and the related tax provision.

Throughout the year ended December 31, 2007, management improved our process related to tax accounting with the assistance of our third party tax accounting firm, by engaging more senior and qualified staff, and enhancing the administrative process, including detailed checklists, and quarterly documentation by management and our third party tax accounting firm of changes in compliance and tax structure.

During the fourth quarter of 2007, management evaluated and tested these controls and determined the material weakness was remediated.

Remediation of our Material Weakness Relating to the Application of Generally Accepted Accounting Principles to Non-Routine Transactions

We had previously concluded that a material weakness in our internal control over financial reporting related to the application of generally accepted accounting principles to non-routine transactions existed as of December 31, 2006, as reported in our Annual Report on Form 10-K for the year ended December 31, 2006. We did not have sufficient controls and procedures in place to cause us to have a less than a reasonable possibility that a material misstatement would not be prevented or detected in the consolidated financial statements and related disclosures from the application of generally accepted accounting principles to material, non-routine, non-systematic transactions.

Throughout the year ended December 31, 2007, to strengthen our processes relating to the accounting for material, non-routine, non-systematic transactions in accordance with generally accepted accounting principles, we have implemented a process to identify and research those items and engage technical expertise, if necessary, to provide reasonable assurance that the transactions are accounted for in accordance with generally accepted accounting principles. Our policy requires the documentation and evaluation of complex and unusual transactions which are material either by the size or the nature of the transaction. In conjunction with this policy, we have implemented more rigorous controls for ensuring that those transactions which involve a significant level of management judgment or which by the nature of the transactions rise to a level requiring communication to the Audit Committee are, in fact, communicated to the Audit Committee on a timely basis.

During the fourth quarter of 2007, management evaluated and tested these controls and determined the material weakness was remediated.

Changes in Internal Control over Financial Reporting

In the fourth quarter ended December 31, 2007, the changes in our internal control over financial reporting relate primarily to our remediation efforts for the three material weaknesses mentioned above. This consisted primarily of the process documentation and testing of our controls related to accounting for stock-based compensation, income tax accounting and the application of generally accepted accounting principles to non-routine transactions. Other than the remediation efforts related to our previously reported material weaknesses described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2007.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting. This report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Power Integrations, Inc.:

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (collectively the Company) as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated March 7, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 7, 2008

Item 9B. Other Information.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2007, or the Proxy Statement, and is incorporated herein by reference:

•	Information regarding our directors who are standing for reelection and any persons nominated to become a director is set forth under Proposal 1 entitled “Election of Directors.”

•

Information regarding our audit committee and our designated “audit committee financial expert” is set forth under the captions “Information Regarding the Board and its Committees” and “Audit Committee” under proposal 1 entitled “Election of Directors.”

•

Information on our code of business conduct and ethics for directors, officers and employees is set forth under the caption “Code of Business Conduct and Ethics” under proposal 1 entitled “Election of Directors.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

•

Information regarding procedures by which stockholders may recommend nominees to our Board of Directors is set forth under the caption “Nominating and Governance Committee” under Proposal 1 entitled “Election of Directors.”

Item 11. Executive Compensation.

Information regarding compensation of our named executive officers is set forth under the caption “Compensation of Executive Officers” in the Proxy Statement, which information is incorporated herein by reference.

Information regarding compensation of our directors is set forth under the caption “Compensation of Directors” in the Proxy Statement, which information is incorporated herein by reference.

Information regarding compensation committee interlocks is set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated herein by reference.

The Compensation Committee Report is set forth under the caption “Compensation Committee Report” in the Proxy Statement, which report is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference.

Information regarding director independence is set forth under the caption “Proposal 1–Election of Directors” in the Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the Proposal entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form:

1. Financial Statements

2. Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

See Index to Exhibits at the end of this Report, which is incorporated herein by reference. The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Power Integrations, Inc.:

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule for the years ended December 31, 2007, 2006 and 2005, listed in the Index at Item 15 (a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, on January 1, 2007, the Company changed its method of accounting for uncertain income tax positions in accordance with guidance provided in the Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in the Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 7, 2008

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,353	$124,937
Restricted cash	1,300	1,300
Short-term investments	85,821	2,506
Accounts receivable, net of allowances of $386 and $527 in 2007 and 2006, respectively	14,221	10,489
Inventories	19,696	28,280
Deferred tax assets	1,259	2,199
Prepaid expenses and other current assets	2,957	4,009

Total current assets	243,607	173,720

INVESTMENTS	—	3,999
NOTE RECEIVABLE	10,000	10,000
PROPERTY AND EQUIPMENT, net	56,740	53,475
INTANGIBLE ASSETS, net	6,731	5,895
GOODWILL	1,824	—
DEFERRED TAX ASSETS	15,544	13,485
OTHER ASSETS	653	285

Total assets	$335,099	$260,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,792	$8,592
Accrued payroll and related expenses	9,212	8,668
Taxes payable	852	14,509
Deferred income on sales to distributors	5,226	4,901
Accrued professional and other fees	1,844	3,294
Other accrued liabilities	641	129

Total current liabilities	28,567	40,093

LONG-TERM INCOME TAXES PAYABLE	16,893	—
LONG-TERM DEFERRED TAXES	149	—

Total liabilities	45,609	40,093

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value
Authorized—3,000,000 shares
Outstanding—None	—	—
Common Stock, $0.001 par value
Authorized—140,000,000 shares
Outstanding—30,069,687 and 28,657,897 shares in 2007 and 2006, respectively	30	29
Additional paid-in capital	176,282	135,307
Accumulated translation adjustment	85	4
Retained earnings	113,093	85,426

Total stockholders’ equity	289,490	220,766

Total liabilities and stockholders’ equity	$335,099	$260,859

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
NET REVENUES	$191,043	$162,403	$143,071
COST OF REVENUES	87,558	73,794	72,979

GROSS PROFIT	103,485	88,609	70,092

OPERATING EXPENSES:
Research and development	25,176	24,415	17,111
Sales and marketing	26,940	25,712	18,314
General and administrative	24,249	34,648	15,665
In-process research and development	1,370	—	—

Total operating expenses	77,735	84,775	51,090

INCOME FROM OPERATIONS	25,750	3,834	19,002

OTHER INCOME (EXPENSE):
Interest income	8,513	6,468	3,820
Interest expense	—	(6)	(218)
Insurance reimbursement	841	—	—
Other, net	(553)	(538)	(453)

Total other income	8,801	5,924	3,149

INCOME BEFORE PROVISION FOR INCOME TAXES	34,551	9,758	22,151
PROVISION FOR INCOME TAXES	7,927	333	6,453

NET INCOME	$26,624	$9,425	$15,698

EARNINGS PER SHARE:
Basic	$0.92	$0.32	$0.53

Diluted	$0.85	$0.31	$0.51

SHARES USED IN PER SHARE CALCULATION:
Basic	28,969	29,059	29,568

Diluted	31,254	30,819	30,843

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Translation Adjustment	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2005	30,492	$30	$158,613	$(3,076)	$(114)	$60,303	$215,756
Issuance of common stock under employee stock option plan	414	—	5,467	—	—	—	5,467
Repurchase of common stock	(1,692)	(1)	(33,661)	—	—	—	(33,662)
Issuance of common stock under employee stock purchase plan	153	—	2,407	—	—	—	2,407
Income tax benefits from employee stock option exercises	—	—	646	—	—	—	646
Stock-based compensation expense for variable awards	—	—	744	16	—	—	760
Stock-based compensation expense for fixed awards	—	—	(20)	27	—	—	7
Amortization of deferred stock-based compensation	—	—	—	2,287	—	—	2,287
Translation adjustment	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	15,698	15,698

BALANCE AT DECEMBER 31, 2005	29,367	29	134,196	(746)	(121)	76,001	209,359
Issuance of common stock under employee stock option plan	294	—	4,248	—	—	—	4,248
Repurchase of common stock	(1,085)	—	(19,643)	—	—	—	(19,643)
Issuance of common stock under employee stock purchase plan	82	—	1,315	—	—	—	1,315
Income tax benefits from employee stock option exercises	—	—	179	—	—	—	179
Stock-based compensation expense related to employee stock options	—	—	15,114	—	—	—	15,114
Stock-based compensation expense related to employee stock purchases	—	—	644	—	—	—	644
Elimination of deferred compensation in relation to the adoption of SFAS No. 123(R)	—	—	(746)	746	—	—	—
Translation adjustment	—	—	—	—	125	—	125
Net income	—	—	—	—	—	9,425	9,425

BALANCE AT DECEMBER 31, 2006	28,658	29	135,307	—	4	85,426	220,766
Cumulative effect of adoption of FIN No.48	—	—	—	—	—	1,043	1,043
Issuance of common stock under employee stock option plan	1,412	1	24,607	—	—	—	24,608
Income tax benefits from employee stock option exercises	—	—	3,354	—	—	—	3,354
Stock-based compensation expense related to employee stock options	—	—	12,180	—	—	—	12,180
Stock-based compensation expense related to employee stock purchases	—	—	1,083	—	—	—	1,083
Impact of 409A cure employee bonus, net of taxes (Note 6)			(249)				(249)
Translation adjustment	—	—	—	—	81	—	81
Net income	—	—	—	—	—	26,624	26,624

BALANCE AT DECEMBER 31, 2007	30,070	$30	$176,282	$—	$85	$113,093	$289,490

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,624	$9,425	$15,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,247	7,097	6,264
Gain on sale of property, plant and equipment	(48)	—	—
Stock-based compensation expense	13,677	15,460	3,118
Amortization of discount on held to maturity investments	(742)	—	—
Interest on note receivable	(485)	—	—
In-process research and development	1,370	—	—
Deferred income taxes	(1119)	(4,912)	(24)
Provision for (reduction in) accounts receivable and other allowances	(64)	420	593
Excess tax benefit from stock options exercised	(1,184)	(172)	—
Tax benefit associated with employee stock plans and 409A cure	3,507	179	646
Stock compensation to non-employees	—	—	7
Change in operating assets and liabilities:
Accounts receivable	(3,668)	2,579	(1,331)
Inventories	8,562	(10,053)	7,473
Prepaid expenses and other assets	1,989	(2,545)	1,121
Accounts payable	2,513	2,295	(3,170)
Taxes payable and other accrued liabilities	3,105	8,035	5,208
Deferred income on sales to distributors	325	1,422	421

Net cash provided by operating activities	62,609	29,230	36,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,950)	(10,082)	(3,190)
Acquisition of technology patents / licenses	—	(3,000)	(1,101)
Acquisition of business, net of cash and cash equivalents acquired	(5,461)	—	—
Loan to supplier	—	—	(10,000)
Restricted cash	—	(1,300)	—
Proceeds from sales of available-for-sale investments	—	—	11,200
Purchases of held-to-maturity investments	(99,080)	(24,851)	(7,806)
Proceeds from sales of held-to-maturity investments	20,506	38,969	3,144

Net cash used in investing activities	(94,985)	(264)	(7,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	24,608	5,563	7,874
Repurchase of common stock	—	(19,643)	(33,662)
Excess tax benefit from stock options exercised	1,184	172	—

Net cash provided by (used in) financing activities	25,792	(13,908)	(25,788)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,584)	15,058	2,483
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	124,937	109,879	107,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118,353	$124,937	$109,879

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$(313)	$887	$(165)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$6	$—

Cash paid for income taxes, net	$860	$909	$1,385

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1. THE COMPANY:

Power Integrations, Inc., (or the “Company”), incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits for use primarily in AC-DC and DC-DC power conversion in the consumer, communications, computer and industrial electronics markets.

The Company is subject to a number of risks including, among others, the volume and timing of orders received from customers, competitive pressures on selling prices, the demand for its products declining in the major end markets it serves, the inability to adequately protect or enforce its intellectual property rights, the volume and timing of orders placed by it with its wafer foundries and assembly subcontractors, the audit conducted by the Internal Revenue Service, which is asserting that it owes additional taxes relating to a number of items, incurred expenses related to stock-based compensation if required to change its assumptions used in the Black-Scholes model, required expenses incurred in connection with its litigation against Fairchild Semiconductor, System General Corporation and BCD, fluctuations in the exchange rate between the U.S. dollar and foreign currencies, the licensing of its intellectual property to one of its wafer foundries, the lengthy timing of its sales cycle, undetected defects and failures in meeting the exact specifications required by its products, reliance on its international sales activities which account for a substantial portion of net revenues, its ability to develop and bring to market new products and technologies on a timely basis, the ability of its products to penetrate additional markets, attraction and retention of qualified personnel in a competitive market, changes in environmental laws and regulations, earthquakes, terrorist acts or other disasters.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents and Investments

The Company considers cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of December 31, 2007 and 2006, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high quality commercial securities, which were valued using the amortized cost method, which approximates fair market value. All investments are classified as held-to-maturity except auction rate securities which are classified as available-for-sale.

The table below summarizes the carrying value of the Company’s investments by major security type (in thousands):

	December 31,
	2007	2006
Cash Equivalents:
Commercial paper	$93,888	$110,922

Total cash equivalents	93,888	110,922

Short-term Investments:
U.S. corporate securities	83,820	6
U.S. government securities	2,000	2,500

Total short-term investments	85,820	2,506

Investments, matures in excess of 1 year	—	3,999

Total investment securities	$179,708	$117,427

Restricted Cash

The Company’s restricted cash balance of $1.3 million at December 31, 2007 consists of an interest-bearing certificate of deposit at Union Bank of California. The certificate of deposit had interest at rates ranging from 3.55% to 4.64% and is renewed every 90 days. The current maturity for the certificate of deposit is July 28, 2008. The Company entered into a security agreement with the bank, whereby it agreed to maintain $1.3 million in an interest-bearing certificate of deposit with the bank. The certificate of deposit is restricted based on the bank’s requirement that the Company maintain a restricted cash account in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. This account is established in accordance with an agreement between the Company and the bank. As of December 31, 2007, there was one outstanding letter of credit totaling approximately $0.2 million. As of February 29, 2008, the Company’s restricted cash amount was reduced to $0.3 million to adjust for a change in its outstanding letters of credit. This agreement remains in effect until cancellation of the Company’s letters of credit.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories (which consist of costs associated with the purchases of wafers from offshore foundries and of packaged components from several offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components) are stated at the lower of cost (first in, first- out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$2,896	$7,869
Work-in-process	6,662	6,767
Finished goods	10,138	13,644

Total	$19,696	$28,280

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Land	$16,453	$16,453
Building and improvements	25,453	25,200
Machinery and equipment	55,737	49,600
Office furniture and equipment	17,710	15,436

	115,353	106,689
Accumulated depreciation	(58,613)	(53,214)

Total	$56,740	$53,475

Depreciation and amortization expense of property and equipment for fiscal years ended 2007 and 2006 was approximately $7.5 million and $6.4 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years or life of lease agreement, if shorter
Machinery and equipment	2-5 years
Office furniture and equipment	4 years

Total property and equipment located in the United States at December 31, 2007, 2006 and 2005 were approximately 74%, 81% and 85%, respectively, of total property and equipment. Of the total property and equipment located in foreign countries, there was no individual country that held more than 10% of total property and equipment.

Goodwill and Intangible Assets

Goodwill of $1.8 million was recorded on the Company’s balance sheet at December 31, 2007, in connection with its acquisition of Potentia Semiconductor Corporation. See Note 8 “Acquisition” in our notes to consolidated financial statements for details on the Company’s acquisition, including the analysis performed to determine the goodwill amount of $1.8 million at December 31, 2007. Going forward, goodwill will be evaluated in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and an impairment analysis will be conducted on an annual basis, or sooner if the indicators exist for a potential impairment.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets consist primarily of acquired licenses, patent rights and customer relationships, and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, or the expected life of customer relationships, which range from five to twelve years. As a result of the Company’s acquisition of Potentia Semiconductor Corporation on December 31, 2007, the Company acquired developed technology for $1.1 million, which has a seven year useful life, and customer relationships for $0.5 million, which have a five year useful life. Amortization of intangible assets was approximately $0.8 million in 2007 and $0.7 million in 2006. We do not believe there is any significant residual value associated with the intangible assets:

	December 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Patent rights	$3,165	$(1,339)	$1,826	$3,165	$(978)	$2,187
Technology licenses	4,057	(780)	3,277	4,057	(375)	3,682
Developed technology	1,140	—	1,140	—	—	—
Other intangibles	37	(19)	18	37	(11)	26
Customer relationships	470	—	470	—	—	—

Total intangible assets	$8,869	$(2,138)	$6,731	$7,259	$(1,364)	$5,895

The estimated future amortization expense related to intangible assets at December 31, 2007 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2008	$1,031
2009	1,020
2010	985
2011	952
2012	764
Thereafter	1,979

Total	$6,731

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Currently the Company has no impairment of long-lived assets nor any assets held for disposal.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Basic earnings per share:
Net income	$26,624	$9,425	$15,698

Weighted-average common shares	28,969	29,059	29,568

Basic earnings per share	$0.92	$0.32	$0.53

Diluted earnings per share:
Net income	$26,624	$9,425	$15,698

Weighted-average common shares	28,969	29,059	29,568
Effect of dilutive securities:
Stock options	2,219	1,760	1,264
Employee stock purchase plan	66	—	11

Diluted weighted-average common shares	31,254	30,819	30,843

Diluted earnings per share	$0.85	$0.31	$0.51

Options to purchase 2,996,102, 3,554,345 and 1,969,496 shares of Company’s common stock outstanding for the years ended December 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share. This was due to the exercise prices of these options to purchase shares of the Company’s common stock being greater than the average market price of the Company’s common stock during those periods, making their effect anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net income	$26,624	$9,425	$15,698
Other comprehensive income:
Translation adjustments	81	125	(7)

Total comprehensive income	$26,705	$9,550	$15,691

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition, Significant Customers

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers from the Company’s facility in California are “delivered at frontier,” commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country, and revenue is recognized upon the arrival of the Company’s product in that country. Beginning in December 2005, shipping terms to the Company’s international OEMs and merchant power supply manufacturers shipped from the Company’s facilities outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouses. Shipments to North and South American OEMs and merchant power supply manufacturers are “FOB-point of origin” meaning revenue is recognized upon shipment, when the title is passed to the customer.

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

Approximately 64% of the Company’s net product sales were made to distributors in 2007. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. After the distributor ships product to its customer, the distributor submits a “ship and debit” claim to the Company to adjust its cost from the standard price to the pre-approved lower price. After verification by the Company, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. The Company maintains a reserve for these credits that appears as a reduction to accounts receivable in the Company’s accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in the Company’s net revenues. To establish the adequacy of its reserves, the Company analyzes historical ship and debit payments and levels of inventory in the distributor channels.

From time to time the Company will reduce the distribution list price. As a result, the Company gives distributors protection, in the form of credits, against price declines on products they hold. The credits are referred to as “price protection.” Since the Company does not recognize revenue until the distributor sells the product to its

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the years ended December 31, 2007, 2006 and 2005, the Company’s top ten customers, including distributors that resell the Company’s products to OEMs and merchant power supply manufacturers, accounted for approximately 62%, 58% and 69% of net revenues, respectively.

The following distribution customers accounted for more than 10% of total net revenues:

	Year Ended December 31,
Customer	2007	2006	2005
Avnet (formerly Memec)	23%	23%	19%
Synnex Technologies	—	—	18%

Export Sales

The Company markets its products in and outside of North and South America through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of North and South America, are comprised of the following:

	Year Ended December 31,
	2007	2006	2005
Hong Kong/China	41%	32%	24%
Korea	17%	20%	20%
Taiwan	14%	15%	27%
Western Europe	8%	10%	10%
Germany	6%	5%	4%
Japan	5%	5%	5%
Singapore	2%	3%	3%
Other	2%	3%	—%

Total export sales	95%	93%	93%

The remainder of the Company’s sales are to customers within North and South America, primarily located in the United States, with some sales to customers located in Mexico and Brazil.

Product Sales

Sales of TOPSwitch and TinySwitch products accounted for 80%, 89% and 95% of total net revenues in 2007, 2006 and 2005, respectively. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX, TOPSwitch-GX and TOPSwitch-HX. TinySwitch products include TinySwitch, TinySwitch-II, TinySwitch-III, TinySwitch-PK and PeakSwitch. Sales of the Company’s Linkswitch product accounted for 18%, 9% and 5% of net revenues from product sales for the years ended December 31, 2007, 2006 and 2005, respectively. Linkswitch products include Linkswitch, Linkswitch-TN, Linkswitch-XT, Linkswitch-LP and Linkswitch-HF.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue mix by product family is comprised of the following:

	Year Ended December 31,
Product Family	2007	2006	2005
TinySwitch	52%	53%	57%
TOPSwitch	28%	36%	38%
LinkSwitch	18%	9%	5%
DPA-Switch	2%	2%	—

Revenue mix by end markets served is comprised of the following:

	Year Ended December 31,
End Market	2007	2006	2005
Consumer	30%	32%	30%
Communications	27%	28%	29%
Computer	21%	19%	23%
Industrial electronics	15%	15%	11%
Other	7%	6%	7%

Foreign Currency Risk

The Company does not currently employ a foreign currency hedge program utilizing foreign currency forward exchange contracts. The Company maintains a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the years ended December 31, 2007, 2006 and 2005, the Company realized foreign exchange transaction losses of approximately $268,000, $236,000 and $167,000, respectively. These amounts are included in “other income (expense)” in the accompanying consolidated statements of income.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $1.0 million, $0.8 million, and $0.8 million, in 2007, 2006 and 2005, respectively.

Research and Development

Research and development costs are expensed as incurred.

Income Taxes

Income tax expense is an estimate of current income taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting and income tax purposes. These deferred taxes are

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measured by applying currently enacted tax laws. The Company recognizes valuation allowances, which reduce deferred tax assets to the amount that the Company estimates will be more likely than not realized, based upon available evidence and management judgment. The Company limits the deferred tax assets recognized related to certain stock based compensation of its officers to amounts that it estimates will be deductible in future periods based upon the provisions of the Internal Revenue Code Section 162(m). As of December 31, 2007, the Company had not recorded any valuation allowance against its deferred tax assets. In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, the Company would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position.

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

Expected Life. The Company uses the simplified method to calculate the expected life of stock option grants, identified in Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) for share-based awards granted. This method assumes all options will be exercised midway between the vesting date and the contractual term of the option.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

The estimated fair value of the Company’s note to its supplier was approximately $9.9 million at December 31, 2007. The fair value was estimated using a pricing model incorporating current market rates. The note had a carrying cost of $10.0 million at December 31, 2007.

The carrying value of cash, cash equivalents, restricted cash, investments, excluding the Company’s note to its supplier, accounts receivable, accounts payable and accrued liabilities approximate their fair values as of December 31, 2007 and 2006, because of the relatively short maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2007 and 2006, approximately 66% and 67% of accounts receivable, respectively, were concentrated with ten customers. As of December 31, 2007, no one customer accounted for 10% or more of the Company’s accounts receivable. As of December 31, 2006, the Company had one distribution customer that represented 22% of accounts receivable and no other customer accounted for 10% or more of accounts receivable.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2007. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or permit fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is required to be adopted by the Company in the first quarter of 2008, with the exception of all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, which will be effective for years beginning after November 15, 2008. The Company is currently evaluating the impact of FAS 157 on its consolidated financial statements.

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

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that the tax benefits of dividends on unvested share-based payments be recognized in equity and be reclassified from additional paid-in capital to the income statement when the related award is forfeited or no longer expected to vest. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, and will be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the impact of EITF 06-11.

In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of 2008. The Company is currently evaluating the effect that the adoption of EITF 07-3 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

During 2007, the Company adopted the following accounting pronouncements:

•

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The information on the implementation of FIN 48 is set forth in Note 6.

•

Effective January 1, 2007, the Company adopted the provisions of SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158). The adoption did not have a material impact on the Company’s consolidated financial statements.

3. COMMITMENTS AND CONTINGENCIES:

From time to time the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. See Note 7 below. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Facilities—The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California.

The Company had no capital leasing arrangements as of December 31, 2007. At December 31, 2007 the Company had $16.4 million of non-cancelable purchase obligations, consisting primarily of inventory related items.

Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2007 are as follows (in thousands):

Fiscal Year
2008	$752
2009	371
2010	234
2011	86
2012	22
Thereafter	122

Total minimum lease payments	$1,587

Total rent expense amounted to $0.6 million, $0.5 million and $0.4 million in the years ended December 31, 2007, 2006 and 2005, respectively.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

5. STOCKHOLDERS’ EQUITY:

Preferred Stock

The Company is authorized to issue 3,000,000 shares of $0.001 par value preferred stock, none of which were issued or outstanding during each of the three years ended December 31, 2007, 2006 and 2005.

Common Stock

As of December 31, 2007, the Company was authorized to issue 140,000,000 shares of $0.001 par value common stock.

On October 19, 2005, the Company announced that its board of directors had authorized a stock repurchase program of up to $25 million of the Company’s common stock, with the repurchases to be made pursuant to Rule 10b5-1 of the Exchange Act. From inception of this repurchase plan through June 2006, the Company purchased a total of 1,334,216 shares for a total of approximately $25 million, concluding this repurchase program. After the conclusion of the repurchase plan in June 2006, there were no further repurchases through December 31, 2007. In January 2008, the Company’s board of directors approved a third repurchase program, see Note 13, Subsequent Events, for further details.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Stock Option Plan (the “1997 Plan”), whereby the board of directors may grant incentive stock options and non-qualified stock options to key employees, directors and consultants to purchase the Company’s common stock. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increases on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. Effective November 2007, the board of directors determined that no further options would be granted under the 1997 Plan, and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan were transferred to the 2007 Equity Incentive Plan. All outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.

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

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the Company’s common stock on the date of grant. As of December 31, 2007, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of December 31, 2007, the maximum number of shares that may be issued under the 2007 Plan was 10,800,539 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

The following table summarizes option activity under the Company’s option plans (prices are weighted-average prices):

	Year Ended December 31,
	2007				2006
	Shares	Price	Weighted- average remaining contractual term	Aggregate Intrinsic Value in ($000)	Shares	Price	Weighted- average remaining contractual term	Aggregate Intrinsic Value in ($000)
Options outstanding, Beginning of year	8,491,530	$20.18			7,569,854	$19.09
Granted at fair market value	1,246,347	$25.84			1,420,992	$24.80
Exercised	(1,411,790)	$17.38			(293,501)	$14.45
Cancelled	(139,863)	$23.40			(205,815)	$22.79

Options outstanding, end of year	8,186,224	$21.57	6.10	$106,324	8,491,530	$20.18	6.10	$41,308

Vested and exercisable, end of year	5,840,966	$20.59	5.10	$81,887	5,980,620	$19.17	5.18	$34,913

Vested and expected to vest at end of year	7,856,918	$22.04	6.00	$102,853	8,170,325	$20.09	6.00	$40,501

Weighted-average fair value per option granted		$12.44				$13.20

The weighted-average grant-date fair value of options granted for the twelve months ended December 31, 2007 and 2006 was $12.44 and $13.20, respectively. The total intrinsic value of options exercised during the twelve months ending December 31, 2007 and 2006 was $20.5 million and $3.4 million, respectively. During

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2007 the Company extended the exercisable date for 80,000 fully vested share options held by one former director. As a result of the modification, the Company recognized additional compensation expense of approximately $25,000 for the year ended December 31, 2007.

Option activity was as follows for the fiscal year ended December 31, 2005:

	Shares	Price
Options outstanding, Beginning of year	6,689,279	$18.99
Granted:
Below fair market value	138,668	$21.08
At fair market value	1,409,181	$18.14
Total granted	1,547,849	$18.40
Exercised	(414,070)	$13.29
Cancelled	(253,204)	$21.79

Options outstanding, end of year	7,569,854	$19.09

Vested and exercisable, end of year	4,950,914	$17.97

Weighted-average fair value per option granted below fair market value		$15.77

Weighted-average fair value per option granted at fair market value		$12.91

Options issued under the 1988, 1997 and 1998 plans may be exercised at any time prior to their expiration. The Company has a repurchase right that lapses over time, under which it has the right, upon termination of an optionholder’s employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1988, 1997 and 1998 plans at the original purchase price. Under the terms of the option plans, an option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 2007, 2006 and 2005, there were no shares of common stock issued under the 1988, 1997 and 1998 plans that are subject to repurchase by the Company. Options issued under the Directors Plan are exercisable upon vesting.

The following table summarizes the stock options outstanding at December 31, 2007:

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$ 4.25—$12.10	701,199	3.16	$11.54	701,199	$11.54
$12.19—$16.13	1,123,903	3.77	$14.98	1,010,816	$14.88
$16.70—$19.73	2,167,505	6.02	$17.95	1,779,411	$18.02
$19.88—$22.25	292,524	6.68	$21.07	199,600	$21.02
$22.55—$24.83	405,092	5.77	$23.65	264,353	$23.62
$24.90—$26.75	2,024,102	8.78	$25.95	596,067	$26.28
$27.22—$29.74	984,257	6.14	$27.49	906,178	$27.43
$31.46—$36.88	405,067	5.37	$34.16	300,767	$35.07
$37.50—$44.75	80,300	2.06	$43.17	80,300	$43.17
$48.56—$51.50	2,275	1.90	$51.24	2,275	$51.24

$ 4.25—$51.50	8,186,224	6.10	$21.57	5,840,966	$20.59

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each two-year offering period, or (ii) the fair market value of the Company’s common stock on the semi-annual purchase date. If the fair market value of the Company’s common stock on any semi-annual purchase date within a two-year offering period is less than the fair market value per share on the first day of such offering period, then immediately following purchase of shares of the Company’s common stock on that semi-annual purchase date, participants will be automatically withdrawn from the offering period and enrolled in a new two-year offering period beginning immediately thereafter. An aggregate of 2,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of December 31, 2007, 1,609,300 shares had been purchased and 390,700 shares were reserved for future issuance. In April 2006, the Company temporarily suspended the Purchase Plan due to the Company’s delisted status with the NASDAQ. In August 2007, subsequent to completing all delinquent SEC filings, the Company was relisted with the NASDAQ. The Company then reestablished employee payroll deductions for the Employee Stock Purchase Plan. The share purchase for these deductions occurred in the first quarter of 2008.

Non-employee Stock Options

In 2007, 2006 and 2005, the Company granted no non-employee options. As of December 31, 2007, there were no non-employee options outstanding.

Shares Reserved

As of December 31, 2007, the Company had 3,897,768 shares of common stock reserved for future issuance under stock option and stock purchase plans.

Impact of the Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for its share-based employee compensation plans under the measurement and recognition provisions of APB 25. The following table presents the functional allocation of all share-based compensation and related expense included in the Company’s operating expense captions that the Company recorded for the year ended December 31, 2005 (in thousands):

Year Ended December 31, 2005
Cost of sales	$405
Research and development	994
Sales and marketing	655
General and administrative	1,064

Total	$3,118

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 2, “Summary of Significant Accounting Policies,” in the notes to consolidated financial statements for a description of the Company’s adoption of SFAS No. 123(R) on January 1, 2006. The following table presents the functional allocation of all share-based compensation and related expense included in the Company’s operating expense captions that the Company recorded within the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2007	2006
Cost of sales	1,268	$1,250
Research and development	3,829	4,329
Sales and marketing	4,620	5,506
General and administrative	3,548	4,375

Total	$13,265	$15,460

The Company recorded $13.3 million in pre-tax share-based compensation expenses, including expenses related to grants of stock options and purchase rights under the employee stock purchase plan during the year ended December 31, 2007. These expenses consisted of approximately $12.2 million related to stock options, $1.1 million related to our employee stock purchase plan, and approximately $21,000 for net amortized compensation expense associated with capitalized inventory costs. The Company recorded $15.5 million in pre-tax share-based compensation expenses, including expenses related to grants of stock options and purchase rights under the employee stock purchase plan during the year ended December 31, 2006. These expenses consisted of approximately $15.2 million related to stock options and $0.6 million related to our employee stock purchase plan, reduced by approximately $0.3 million for capitalized compensation expense.

As of December 31, 2007, there was $21.8 million of total unamortized compensation cost which includes estimated forfeitures related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.29 years. As of December 31, 2007, the total compensation cost related to options, under the 1997 Stock Option Plan, to purchase the Company’s common stock but not yet recognized was approximately $1.7 million. The Company will amortize this cost on a straight-line basis over periods of up to 0.6 years.

The Company received net proceeds of $24.6 million from option exercises during the year ended December 31, 2007.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of its common stock at the date of grant based on a combination of its historical volatility and implied volatility, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method identified in SAB 107 for share-based awards granted during the fiscal year ended December 31, 2007. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of its employee options. The Company uses historical data to estimate pre-vesting option forfeitures (at an estimated forfeiture rate of 8.4% for the year ended December 31, 2007) and records share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the requisite service period of the options that is generally four years.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for share-based payment awards during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Stock Options:
Expected volatility	42%-49%	49%-52%	59%-85%
Risk-free interest rate	3.89%-4.78%	4.46%-5.00%	2.98%-4.49%
Expected life (in years)	6.03	6.03	6.03
Expected dividend yield	—	—	—

	2007	2006	2005
Employee Stock Purchase Plan:
Expected volatility	36%	37%	47%
Risk-free interest rate	4.44%	4.44%	3.19%
Expected life (in years)	1.0	1.0	1.0
Expected dividend yield	—	—	—
Weighted-average estimated fair value of the purchase rights	$12.22	$6.81	$8.94

For the year ended December 31, 2005 the Company accounted for forfeitures under SFAS No. 123 based on actual forfeitures.

Under SFAS No. 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. Had compensation expense been determined under a fair value method consistent with SFAS No. 123 and related interpretations, the Company’s net income would have been decreased to the following pro forma amount (in thousands, except per share information) for the year ended December 31, 2005.

Year Ended December 31, 2005

Net income, as reported	$15,698
Add stock-based employee compensation expense included in reported net income, net of tax	2,383
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(18,487)

Pro forma net loss	$(406)

Basic earnings per share:
As reported	$0.53
Pro forma	$(0.01)
Diluted earnings per share:
As reported	$0.51
Pro forma	$(0.01)

6. TAXES:

Payroll taxes, interest and penalties—In connection with the stock-based compensation adjustments, the Company determined that certain options previously classified as Incentive Stock Option, or ISO, grants were determined to have been granted with an exercise price below the fair market value of the Company’s stock on

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the revised measurement date (see discussion under “Critical Accounting Policies” in Item 7). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. The Company refers to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes the Company to additional payroll related withholding taxes on the exercise of these Affected ISOs granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. The payroll taxes, interest and penalties were recorded as expenses in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the payroll taxes, interest and penalties were reversed, and recognized as a reduction in the related functional expense category in the Company’s consolidated statements of income. As of December 31, 2007 and 2006 the liability accrued for payroll taxes, interest and penalties totaled $0.7 million, $0.7 million, respectively.

Adoption of FIN 48

Effective January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Our liability for unrecognized tax benefits related to tax positions taken in prior periods is $13.2 million (excluding interest). Upon adoption of FIN 48, there was an adjustment made to retained earnings of $1.04 million. Additionally, we have classified the $13.2 million of FIN 48 liabilities as follows: $12.2 million from current taxes payable to non-current taxes payable and $1.0 million from current taxes payable to non-current deferred tax asset.

Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. As of December 31, 2007, we had accrued $1.71 million for payment of such interest and penalties, which is classified as non-current taxes payable. Interest and penalties included in our provision for income taxes was $0.8 million in the year-ended December 31, 2007.

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits
Unrecognized Tax Benefits Balance at January 1, 2007	$13,220
Gross Increases for Tax Positions of Prior Years	$5,896
Gross Decreases for Tax Positions of Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2007	$19,116

Our total unrecognized tax benefits as of January 1, 2007 and December 31, 2007 was $13.2 million and $19.1 million, respectively. Also, our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $13.2 million and $19.1 million as of January 1, 2007 and December 31, 2007, respectively. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months.

Income Taxes

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Year Ended December 31,
	2007	2006	2005
U.S. operations	$4,789	$(16,523)	$6,945
Foreign operations	29,762	26,281	15,206

Total pretax income	$34,551	$9,758	$22,151

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Undistributed earnings of the Company’s foreign subsidiaries of approximately $77.6 million at December 31, 2007, are considered to be indefinitely reinvested and, accordingly, no provision for Federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current provision:
Federal	$9,041	$4,070	$6,798
State	(947)	493	199
Foreign	951	682	556

	9,045	5,245	7,553

Deferred provision (benefit):
Federal	(2,070)	(3,866)	(942)
State	1,052	(1,009)	(158)
Foreign	(100)	(37)	—

	(1,118)	(4,912)	(1,100)

Total	$7,927	$333	$6,453

The Company is entitled to a deduction for Federal and state tax purposes with respect to employees’ stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax benefit has been credited to additional paid-in capital. For 2007, 2006 and 2005, the benefit arising from employee stock option activity that resulted in a credit to additional paid in capital was approximately $3.4 million, $0.2 million and $0.6 million, respectively.

The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income before provision for income taxes as follows:

	Year Ended December 31,
	2007	2006	2005
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	0.4	(7.1)	1.2
Research and development credits	(5.1)	(16.6)	(3.6)
Stock-based compensation	4.8	31.2	1.7
Foreign income taxed at different rate	(13.0)	(39.8)	(4.6)
Other	0.8	0.7	(0.6)

Total	22.9%	3.4%	29.1%

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred income tax asset were as follows (in thousands):

	December 31,
	2007	2006
Deferred Tax Assets
Tax credit carry-forwards	$4,740	$5,708
Inventory reserves	549	563
Other reserves and accruals	2,659	1,435
Depreciation	938	837
Stock compensation	7,895	7,141
Acquired intangibles	22	—

	16,803	15,684

Deferred Tax Liability
Foreign Taxes	(149)	—

Net deferred tax asset	$16,654	$15,684

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

As of December 31, 2007, the Company had California research and development tax credit carryforwards of approximately $7.5 million. There is no expiration of research and development tax credit carryforwards for the State of California. As of December 31, 2007, the Company had Federal research and development tax credit carryforwards of approximately $2.1 million, which will expire in 2025, if unutilized.

Although we file U.S. Federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the U.S. Our 2001—2006 tax years remain subject to examination by the IRS for U.S. Federal tax purposes. Currently, we are under examination by the IRS for our 2002 and 2003 tax years. There could be a significant change in the Company’s uncertain tax benefits in the next twelve months depending on the outcome of the current IRS audit; however, the Company cannot reasonably estimate this amount.

The Company addressed the implications of Section 409A of the Internal Revenue Code by adjusting the exercise price of stock options deemed by the Company to have been granted at a discount from their fair market value. This resulted from the Company’s determination that the measurement date for those options differed from the original date used as the measurement date for those options. Section 409A would have imposed significant additional taxes to the Company’s employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004. The Internal Revenue Service has issued transition rules under Section 409A that allows for a correction, or cure, for options subject to Section 409A. The Company has allowed its current and former executive officers to amend their options to effect such a cure in 2006, and in the third quarter of 2007, the Company offered its employees who held outstanding options the opportunity

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to effect a cure of all affected stock options. In connection with this cure, the Company will make cash bonus payments in an aggregate amount of approximately $0.8 million in 2008 to non-officer employees, which was reflected in accrued payroll and related expenses in the Company’s consolidated balance sheet. The total bonus of $0.8 million was allocated between stock-based compensation expense ($0.4 million) and additional paid in capital ($0.4 million) in accordance with SFAS 123R. The stock-based compensation expense is included in cost of revenues and operating expenses in the accompanying statement of income for the year ended December 31, 2007.

7. LEGAL PROCEEDINGS:

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (System General), a Taiwanese company, and its U.S. subsidiary. The complaint alleges that certain integrated circuits produced by System General infringed and continue to infringe certain of the Company’s patents. The Company seeks, among other things, an order enjoining System General from infringing the Company’s patents and an award for damages resulting from the alleged infringement. On June 10, 2005, in response to the initiation of the U.S. International Trade Commission (“ITC”) investigation (discussed below), the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay. On December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed below. In response, and by agreement of the parties, the District Court renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination.

On May 9, 2005, the Company filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to the Company’s complaint. Systems General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing Systems General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing System General chip. The U.S. Customs Service is authorized to enforce the exclusion. On October 11, 2006, the presidential review period expired without any action from the president, and the ITC exclusion order is now in full effect. On December 6, 2006 System General filed a notice of appeal of the ITC decision. Briefing was completed on July 23, 2007, and oral argument was heard by the U.S. Court of Appeals for the Federal Circuit on November 9, 2007. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects. Because System General did not file a petition for rehearing or rehearing en banc or petition the Supreme Court for certiorari within the time required to do so, the ITC decision is now final.

On October 20, 2004, The Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are invalid. The Court held a claim construction hearing on February 2, 2006, and issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and the Company will request the damages to be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages award. Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in favor of the Company, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Court will address those issues along with the Company’s motions seeking increased damages and attorneys fees, an accounting and interest on the damages award and a permanent injunction, in the coming months. Briefing on these various issues was completed on January 16, 2008, but the Court has not yet scheduled any hearing.

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas. The complaint asserted that the Company infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against the Company but Fairchild and Intersil did not identify any specific products they believe infringe the patent. Fairchild and Intersil’s lawsuit was flawed because both Fairchild and Intersil lacked standing to sue the Company and it was also duplicative of a portion of the Company’s suit against Fairchild in Delaware, and the Company therefore filed a motion addressing both issues. The Texas Court granted the Company’s motion to transfer the case to Delaware on March 6, 2007, and the case was transferred to Delaware and assigned to Judge Farnan, the presiding judge in the Fairchild case discussed above. The Company then renewed its motion to dismiss the case for lack of standing, the Court held a hearing on October 5, 2007, and the Court dismissed, without prejudice, Fairchild and Intersil’s case against the Company on December 20, 2007. Fairchild and Intersil did not appeal the Court’s dismissal within the time provided for such an appeal.

On June 14, 2007, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). The complaint alleged that certain integrated circuits produced by BCD infringe certain of the Company’s patents, seeking, among other things, an order enjoining BCD from infringing its patents and an award for damages resulting from the alleged infringement. The Company voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against the Company on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. Briefing on this motion is complete. On January 25, 2008, the Company moved for a preliminary injunction against further sales of the accused BCD products based on infringement of one of the three patents in suit. BCD’s opposition to the motion is due on April 7, 2008, and the Company’s reply is due April 28, 2008. The Court has set a hearing for the Company’s motion for preliminary injunction and BCD’s motion to dismiss on May 5, 2008.

On January 18, 2008, Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (collectively, “BCD”) filed a complaint in the U.S. District Court, Northern District of California seeking a declaratory judgment of non-infringement and invalidity

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with respect to the three patents the Company asserted against BCD in the Delaware action discussed above. The Company has not yet answered the complaint, but BCD has stated that it will dismiss the California case in favor of the Delaware action if it does not prevail in its motion to dismiss the Delaware action.

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of its board of directors relating to the Company’s historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. On August 3, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On January 30, 2008, the parties agreed to settle the dispute. The settlement is subject to court approval. On February 1, 2008, plaintiffs filed a motion for preliminary approval of the settlement, and a hearing was scheduled for March 24, 2008.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of the Company’s current and former executives and members of Power Integrations’ board of directors relating to its historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates, that defendants improperly backdated stock option grants, and that costs associated with the stock option grants were not properly recorded in Power Integrations’ financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On January 30, 2008, the parties agreed to settle the dispute. On February 28, 2008, the parties submitted a stipulation to the Court requesting that the action be stayed pending the final order approving the settlement and entry of the final order and judgment in the Quaco Action.

On May 23, 2006, the U.S. Attorney’s Office for the Northern District of California, or the DOJ, issued a grand jury subpoena to the Company directing that it produce documents relating to the granting of stock options from 1995 through the present. Subsequently, the government made a number of requests for the Company to voluntarily produce documents relating to, among other things, the Company’s stock option practices. The government also conducted voluntary interviews of certain current and former officers and employees. The Company cooperated fully with the DOJ. The SEC was also conducting an investigation, but the Company has recently been informed by the staff of the SEC that they have terminated the investigation and are not recommending enforcement action be taken against it.

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

8. ACQUISITION:

On December 31, 2007, the Company acquired Potentia Semiconductor Corporation, or Potentia, for cash consideration of approximately $5.5 million, including closing costs. The Company used the purchase method of accounting. Since the acquisition date occurred on December 31, 2007, no results of operations for Potentia were included in the Company’s 2007 statement of operating income.

The Company allocated the purchase price of the acquisition to tangible assets, liabilities and intangible assets acquired, including in-process research & development charges, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management’s estimates and assumptions. The Company does not expect goodwill recorded as a result of this acquisition to be deductible for tax purposes.

Potentia is a developer of innovative controller chips for high-power AC-DC power supplies. Potentia’s engineering team, based in Ottawa, Canada, will form the core of a new analog design group for Power Integrations focused primarily on high-power applications.

The Company’s supplemental pro forma operating results are presented below as if the acquisition of Potentia had been completed on January 1, 2006 (in 000):

	Year ended December 31,
	2007			2006
	(Unaudited)
	As reported	Adjustment for Potentia	Pro forma income data including Potentia	As reported	Adjustment for Potentia	Pro forma income data including Potentia
Net revenue	$191,043	$439	$191,482	$162,403	$462	$162,865
Income before extraordinary item(a)	34,551	(600)	33,951	9,758	(3,131)	6,627

Net income	$26,624	$(565)	$26,059	$9,425	$(3,085)	$6,340

Earnings per share:
Basic	$0.92	$(0.02)	$0.90	$0.32	$(0.10)	$0.22
Diluted	$0.85	$(0.02)	$0.83	$0.31	$(0.10)	$0.21

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	The unaudited pro forma supplemental information is based on estimates and assumptions, which we believe are reasonable; it is not necessarily indicative of our consolidated financial position or results of income in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The adjustments for Potentia in 2007 consist primarily of Potentia’s operating results, net of; (1) the reversal of an in-process R&D charge, now reflected in 2006, (2) adjustments to payroll and related expenses to reflect the number of employees hired as a result of the acquisition, (3) stock-based compensation charges for those employees and (4) amortization of the above mentioned intangibles. The adjustments for Potentia in 2006 consist primarily of Potentia’s operating results, net of; (1) the impact of an in-process R&D charge, (2) adjustments to payroll and related expenses to reflect the number of employees hired as a result of the acquisition, (3) stock-based compensation charges for those employees and (4) amortization of the above mentioned intangibles.

The aggregate purchase price was approximately $5.5 million, including closing costs. Of that amount, $0.5 million remains in an indemnity escrow account. Per the terms of the purchase agreement $0.5 million will remain in such escrow account for any damages incurred in connection with the transactions contemplated by the purchase agreement directly or indirectly by any indemnitees or to which any of the indemnitees may otherwise directly or indirectly become subject for a period of 12 months.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands).

December 31, 2007
Current assets	$801
Property, plant and equipment, net of accumulated depreciation	46
Intangible assets:
Goodwill	1,824
Amortizable intangible assets	1,610
In process research and development	1,370

Total intangible assets	4,804

Total assets acquired	5,651

Current liabilities	42
Long-term deferred taxes	149

Total liabilities assumed	190

Net assets acquired	$5,461

Of the $1.6 million of amortizable intangible assets, $1.1 million was assigned to developed technology, with an estimated useful life of 7 years, and $0.5 million was assigned to customer relationships with an estimated useful life of 5 years. The in process research and development of $1.4 million was written off at December 31, 2007, and is reflected in operating expenses, under in process research and development, in the consolidated statement of income.

The purchase agreement included two of Potentia’s building leases; the buildings are located in Ontario Canada, and include a lab, and research and development and office space. The total lease payments for 2008, 2009, 2010 and 2011 are approximately $0.1 million for each of the years mentioned.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

10. PREPAYMENT TO A SUPPLIER TO SECURE WAFER MATERIAL:

In August 2006, the Company entered into a wafer supply agreement amendment with its foundry, XFAB, which amends its previous agreement dated May 2003. The amended agreement includes a prepayment of $2.3 million to XFAB to enable them to secure raw materials from their supplier. The Company included the remaining prepayment of $0.6 million in “prepaid expenses and other current assets” in its December 31, 2007 consolidated balance sheet.

11. DISTRIBUTOR PRICING CREDIT RECOVERY:

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

12. SELECTED QUARTERLY INFORMATION (Unaudited)

The following tables set forth certain data from the Company’s consolidated statements of income for each of the quarters in the years ended December 31, 2007 and 2006.

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

	Three Months Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006(1)
	(unaudited)
	(in thousands, except per share data)
Net revenues	$52,680	$49,806	$43,240	$45,317	$41,281	$44,404	$41,465	$35,253
Gross profit	28,019	26,397	23,952	25,117	22,109	24,049	24,106	18,345

Net income (loss)	$6,588	$6,753	$6,777	$6,506	$3,037	$2,661	$4,506	$(779)

Earnings (loss) per share
Basic	$0.22	$0.23	$0.24	$0.23	$0.11	$0.09	$0.15	$(0.03)
Diluted	$0.20	$0.22	$0.22	$0.21	$0.10	$0.09	$0.15	$(0.03)
Shares used in per share calculation
Basic	29,741	28,789	28,674	28,660	28,658	28,650	29,356	29,582
Diluted	32,269	31,342	30,942	30,691	30,656	29,832	30,955	29,582

(1)	For the three months ended March 31, 2006, the Company had a net loss. Diluted net loss per share is the same as basic net loss per share since the effects of potentially dilutive securities were anti-dilutive for the quarter-ended March 31, 2006.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUBSEQUENT EVENTS

In February 2008, the Company’s board of directors authorized the use of up to $50 million for the repurchase of the Company’s common stock. Repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors. Stock repurchases for this program commenced in February 2008, and there is no expiration date for this stock repurchase program.

SCHEDULE II

Valuation and Qualifying Accounts

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

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
(in thousands)
Allowances for doubtful accounts:
Year ended December 31, 2005	$281	$67	$(7)	$341
Year ended December 31, 2006	$341	$79	$(57)	$363
Year ended December 31, 2007	$363	$(86)	$(16)	$261

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
(in thousands)
Allowances for customer returns:
Year ended December 31, 2005	$101	$525	$(498)	$128
Year ended December 31, 2006	$128	$341	$(305)	$164
Year ended December 31, 2007	$164	$38	$(77)	$125

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
(in thousands)
Allowances for ship and debit credits:
Year ended December 31, 2005	$2,492	$20,006	$(18,762)	$3,736
Year ended December 31, 2006	$3,736	$48,956	$(44,488)	$8,204
Year ended December 31, 2007	$8,204	$59,160	$(57,643)	$9,721

(1)	Deductions relate to amounts written off against the allowances for doubtful accounts, customer returns and ship and debit credits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: March 7, 2008	By:	/s/ RAFAEL TORRES
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

Dated: March 7, 2008	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan President, Chief Executive Officer (Principal Executive Officer)

Dated: March 7, 2008	By:	/s/ RAFAEL TORRES
Rafael Torres Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Dated: March 6, 2008	By:	/s/ ALAN D. BICKELL
Alan D. Bickell Director

Dated: March 7, 2008	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite Director

Dated: March 7, 2008	By:	/s/ R. SCOTT BROWN
R. Scott Brown Director

Dated: March 7, 2008	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme Director

Dated: March 7, 2008	By:	/s/ STEVEN J. SHARP
Steven J. Sharp Director and Chairman of the Board

Dated: March 7, 2008	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer Director

Dated: March 6, 2008	By:	/s/ JAMES FIEBIGER
James Fiebiger Director

POWER INTEGRATIONS, INC.

INDEX TO EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended

December 31, 2007

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Certificate of Incorporation (As filed with the SEC as the like described exhibit to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 on October 21,1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.4	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.5	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001. (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	Form of Indemnity Agreement for directors and officers. (As filed with the SEC as Exhibit 10.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.2	1988 Stock Option Plan and forms of agreements thereunder. (As filed with the SEC as Exhibit 10.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.3	1997 Stock Option Plan (as amended through January 25, 2005) (as filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 6, 2005).*

10.4	1997 Outside Directors Stock Option Plan (as amended through June 6, 2000) (as filed with the SEC as Annex C to our Proxy Statement on April 27, 2000) and forms of agreements thereunder- (as filed with the SEC as Exhibit 10.4 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

EXHIBIT NUMBER	DESCRIPTION
10.5	1997 Employee Stock Purchase Plan (as amended through June 6, 2000) (as filed with the SEC as Annex B to our Proxy Statement on April 27, 2000) and forms of agreements thereunder (as filed with the SEC as Exhibit 10.5 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.6	1998 Nonstatutory Stock Option Plan. (As filed with the SEC as Exhibit 10.30 to our Quarterly Report on Form 10-Q on May 12, 2003, SEC File No. 000-23441.)*

10.7	Chief Executive Officer Benefits Agreement between us and Balu Balakrishnan, dated April 25, 2002. (As filed with the SEC as Exhibit 10.14 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.8	Executive Officer Benefits Agreement between us and Derek Bell, dated April 25, 2002. (As filed with the SEC as Exhibit 10.15 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.9	Executive Officer Benefits Agreement between us and Bruce Renouard, dated April 25, 2002. (As filed with the SEC as Exhibit 10.17 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.10	Executive Officer Benefits Agreement between us and John Tomlin, dated April 25, 2002. (As filed with the SEC as Exhibit 10.19 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.11	Executive Officer Benefits Agreement between us and Clifford J. Walker, dated April 25, 2002. (As filed with the SEC as Exhibit 10.20 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.12	Loan Agreement between us and Union Bank of California, N.A., dated as of October 16, 1998. (As filed with the SEC as Exhibit 10.23 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

10.13	First Amendment to Loan Agreement dated October 16, 1998 between us and Union Bank of California, N.A., dated August 1, 2000. (As filed with the SEC as Exhibit 10.29 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.14	Wafer Supply Agreement among us and Matsushita Electronics Corporation and Matsushita Electric Industry Co., Ltd., dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.27 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.15	Technology License Agreement between us and Matsushita Electronics Corporation, dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.28 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.16	Purchase Agreement among us, SPI HO II Associates, L.P., SPI/TSA Arrowhead, LLC, SPI/TSA Chula Vista L.P. and SPI/Braintree Unit 5 Limited Partnership, dated as of April 21, 2003. (As filed with the SEC as Exhibit 10.33 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)

10.17	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003. (As filed with the SEC as Exhibit 10.31 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.18	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & CoKG, dated as of May 23, 2003. (As filed with the SEC as Exhibit 10.32 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

EXHIBIT NUMBER	DESCRIPTION
10.19	Wafer Supply Agreement between us and Matsushita Electric Industrial Co., Ltd., effective as of June 29, 2005. (As filed with the SEC as Exhibit 10.21 to our Current Report on Form 8-K on July 26, 2005, SEC File No. 000-23441.)†

10.20	2007 cash bonus awards (As in our Current Report on Form 8-K filed with the SEC on February 8, 2008, SEC File No. 000-23441.)*

10.21	Agreement to make a one-time payment of $25,000 to each member of the Special Committee. (As filed with the SEC in our Current Report on Form 8-K on March 27, 2006, SEC File No. 000-23441.)*

10.22	Cash Compensation for Non-Employee Directors (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.23	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004. (As filed with the SEC as Exhibit 10.22 to our Current Report on Form 8-K on April 18, 2006, SEC File No. 000-23441.)†

10.24	Confidential Resignation Agreement and General Release of Claims between us and John Cobb, dated June 15, 2006. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on June 20, 2006, SEC File No. 000-23441.)*

10.25	Offer Letter, dated June 30, 2006, between us and Rafael Torres. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on July 17, 2006, SEC File No. 000-23441.)*

10.26	Amendment to Offer Letter, dated July 6, 2006, between us and Rafael Torres. (As filed with the SEC as Exhibit 10.2 to our Current Report on Form 8-K on July 17, 2006, SEC File No. 000-23441.)*

10.27	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 15, 2006, between us and Balu Balakrishnan.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.28	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 18, 2006, between us and Derek Bell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, and amended as described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on September 10, 2007, SEC File No. 000-23441.)*

10.29	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 22, 2006, between us and Bruce Renouard.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.30	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 21, 2006, between us and John Tomlin.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.31	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 21, 2006, between us and Clifford J. Walker.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.32	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Alan Bickell.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION
10.33	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Nicholas Brathwaite.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.34	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and R. Scott Brown.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.35	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.36	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.37	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and R. Scott Brown.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.38	2007 Equity Incentive Plan, and amendment and restatement of the 1997 Stock Option Plan (As filed with the SEC as the like described exhibit to our Current Report on Form 8-K on February 4, 2008, SEC File No. 000-23441.)*

10.39	2007 Executive Officer Cash Compensation Arrangements (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on June 8, 2007, SEC File No. 000-23441.)*

10.40	Forms of Option Agreements under the 1997 Stock Option Plan with Executive Officers in connection with the Chief Executive Officer Benefits Agreement and the Executive Officer Benefits Agreements. (As filed with the SEC as the like described exhibit to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.41	Forms of Option Agreements under the 1997 Stock Option Plan. (As filed with the SEC as the like described exhibit to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.42	Letter agreement, dated as of August 31, 2007, between Power Integrations, Inc. and Derek Bell. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.43	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Balu Balakrishnan. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.44	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Bruce Rouard. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.45	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and John Tomlin. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.46	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Cliff Walker. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION
10.47	Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Rafael Torres. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.48	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Doug Bailey. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.49	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Derek Bell. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

14.1	Code of Business Conduct and Ethics (As filed with the SEC as the like described exhibit to our Current Report on Form 8-K on February 4, 2008, SEC File No. 000-23441.)

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

†	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.
*	Indicates a management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.