Form 10-Q
period 2008-03-31
POWER INTEGRATIONS INC
filed 2008-05-09
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

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

_____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐    (Do not check if a smaller reporting company)            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $.001 par value	30,400,342 shares

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

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,096	$118,353
Restricted cash	350	1,300
Short-term investments	15,970	85,821
Accounts receivable, net of allowances of $257 and $386, in 2008 and 2007, respectively	17,296	14,221
Inventories	21,885	19,696
Deferred tax assets	1,264	1,259
Prepaid expenses and other current assets	2,370	2,957

Total current assets	256,231	243,607

NOTE RECEIVABLE	10,000	10,000
PROPERTY AND EQUIPMENT, net	56,837	56,740
INTANGIBLE ASSETS, net	6,474	6,731
GOODWILL	1,824	1,824
DEFERRED TAX ASSETS	16,018	15,544
OTHER ASSETS	230	653

Total assets	$347,614	$335,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,067	$10,792
Accrued payroll and related expenses	5,705	9,212
Taxes payable	1,633	852
Deferred income on sales to distributors	6,387	5,226
Accrued professional fees	3,050	1,844
Other accrued liabilities	426	641

Total current liabilities	28,268	28,567

LONG-TERM INCOME TAXES PAYABLE	17,815	16,893
LONG-TERM DEFERRED TAXES	149	149

Total liabilities	46,232	45,609

STOCKHOLDERS’ EQUITY:
Common stock	30	30
Additional paid-in capital	180,903	176,282
Accumulated other comprehensive income	147	85
Retained earnings	120,302	113,093

Total stockholders’ equity	301,382	289,490

Total liabilities and stockholders’ equity	$347,614	$335,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
NET REVENUES	$51,840	$45,317
COST OF REVENUES	23,718	20,200

GROSS PROFIT	28,122	25,117

OPERATING EXPENSES:
Research and development	7,752	5,894
Sales and marketing	7,419	6,341
General and administrative	5,688	6,382

Total operating expenses	20,859	18,617

INCOME FROM OPERATIONS	7,263	6,500
OTHER INCOME, NET	2,012	1,665

INCOME BEFORE PROVISION FOR INCOME TAXES	9,275	8,165
PROVISION FOR INCOME TAXES	2,066	1,659

NET INCOME	$7,209	$6,506

EARNINGS PER SHARE:
Basic	$0.24	$0.23

Diluted	$0.22	$0.21

SHARES USED IN PER SHARE CALCULATION:
Basic	30,222	28,660

Diluted	32,090	30,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,209	$6,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,387	1,941
Stock-based compensation expense	4,131	3,035
Amortization of premium/(discount) on held to maturity investment	(666)	—
Gain on sales of property, plant and equipment	(15)	—
Interest on note receivable	(12)	—
Deferred income taxes	(479)	508
Reduction in accounts receivable and other allowances	(109)	(61)
Excess tax benefit from stock options exercised	(188)	—
Tax benefit associated with employee stock plans	558	(53)
Change in operating assets and liabilities:
Accounts receivable	(2,966)	(7,234)
Inventories	(2,164)	2,084
Prepaid expenses and other current assets	1,022	(46)
Accounts payable	793	746
Income taxes payable and accrued liabilities	(770)	(1,708)
Deferred income on sales to distributors	1,161	568

Net cash provided by operating activities	9,892	6,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,711)	(1,497)
Release of restricted cash	950	—
Purchases of held-to-maturity investments	(15,854)	—
Proceeds from maturities of held-to-maturity investments	86,371	1,000

Net cash provided by (used in) investing activities	68,756	(497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	5,423	85
Repurchase of common stock	(5,516)	—
Excess tax benefit from stock options exercised	188	—

Net cash provided by financing activities	95	85

NET INCREASE IN CASH AND CASH EQUIVALENTS	78,743	5,874
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,353	124,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$197,096	$130,811

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment, net	$(518)	$1,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes, net of refunds	$277	$151

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in its Form 10-K filed on March 10, 2008 with the Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of March 31, 2008 and December 31, 2007, the Company’s short-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Restricted Cash

The Company has entered into a security agreement with Union Bank of California, whereby the Company has agreed to maintain $0.4 million in an interest-bearing certificate of deposit (CD) with the bank in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. The CD is categorized as restricted cash in the Company’s condensed consolidated balance sheets. The certificates of deposit bear interest at a rate ranging from 2.00% to 2.95% and are renewed periodically. The current maturity for the certificate of deposit is July 28, 2008. As of March 31, 2008, the Company has one outstanding letter of credit totaling approximately $0.2 million. This agreement remains in effect until cancellation of the Company’s letter of credit or until the Company reestablishes its line of credit with the Union Bank of California.

Fair Value of Financials Instruments

The Company measures its financial assets and liabilities in accordance with U.S. GAAP. For financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (OEM), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from the Company’s facility in California are “delivered at frontier” (DAF). As such, title to the product passes to the customer when the shipment reaches the destination country, and revenue is recognized upon the arrival of the product in that country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from the Company’s facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are “free on board” (FOB) point of origin meaning that revenue is recognized upon shipment, when the title is passed to the customer.

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

Common Stock

In February 2008, the Company announced that its board of directors had authorized the use of up to $50 million for the repurchase of the Company’s common stock. During the three months ended March 31, 2008, the Company purchased 202,265 shares of its common stock for approximately $5.5 million. There is currently no expiration date for this stock repurchase plan.

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

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$7,209	$6,506
Other comprehensive income:
Translation adjustments	62	10

Total comprehensive income	$7,271	$6,516

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Stock Plans

As of March 31, 2008, the Company had six stock-based employee compensation plans, the “Plans”, which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of March 31, 2008, the maximum number of shares that may be issued under the 2007 Plan was 10,581,632 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Plan, whereby the board of directors could grant incentive stock options and non-qualified stock options to key employees, directors and consultants. The exercise price of incentive stock options could not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options could not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increase on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. Effective November 2007, the board of directors determined that no further options would be granted under the 1997 Plan, and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan were transferred to the 2007 Equity Incentive Plan. All outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.

1988 Stock Option Plan

In June 1988, the board of directors adopted the 1988 Stock Option Plan (the “1988 Plan”), whereby the board of directors could grant incentive stock options and non-qualified stock options to key employees, directors and consultants to purchase the Company’s common stock. The exercise price of incentive stock options could not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options could not be less than 85% of the fair market value of the Company’s common stock on the date

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

of grant. In general, options vest over either 48 or 50 months. Options generally have a maximum term of ten years after the date of grant (five years if an incentive stock option is granted to a ten percent owner optionee), subject to earlier termination upon an optionee’s cessation of employment or service. Effective July 1997, the board of directors determined that no further options would be granted under the 1988 Plan, but all outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.

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

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of March 31, 2008, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each two-year offering period, or (ii) the fair market value of the Company’s common stock on the semi-annual purchase date. If the fair market value of the Company’s common stock on any semi-annual purchase date within a two-year offering period is less than the fair market value per share on the first day of such offering period, then immediately following purchase of shares of the Company’s common stock on that semi-annual purchase date, participants will be automatically withdrawn from the offering period and enrolled in a new two-year offering period beginning immediately thereafter. An aggregate of 2,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of March 31, 2008, 1,723,045 shares had been purchased and 276,955 shares were reserved for future issuance under the Purchase Plan.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (SFAS 123R), Share-Based Payment. The Company previously applied Accounting Principles Board (APB) opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and provided pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method, as provided by SFAS 123R. Under this transition method, stock-based compensation expense for the first quarters of fiscal 2008 and 2007 includes: 1) compensation in connection with the unvested portion of all stock-based compensation awards that were granted prior to January 1, 2006, and 2) compensation related to all stock option awards granted subsequent to December 31, 2005. The Company is using the accelerated method to amortize stock options granted through December 31, 2005, over the remaining requisite service period of the stock option award, and the straight-line method for all stock options granted after December 31, 2005 over the requisite service period of the award. In accordance with SFAS 123R, as of January 1, 2006, all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid-in capital.

As of March 31, 2008 there were approximately $22 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options. The unrecognized compensation costs at March 31, 2008 are expected to be recognized over a weighted-average period of 2.31 years. As of March 31, 2008, the total compensation cost under the 1997 Employee Stock Purchase Plan, to purchase the Company’s common stock, but not yet recognized, was approximately $1.5 million. The Company will amortize this cost on a straight-line basis over periods of up to 2.0 years. In the first quarter of 2008 a total of $4.1 million was recorded as stock compensation expense, comprised of approximately $3.3 million related to stock options, $0.8 million related to our employee stock purchase plan and approximately ($32,000) compensation expense associated with capitalized inventory costs. In the first quarter of 2007 a total $3.0 million was recorded as stock compensation expense comprised of stock options. The Company’s employee stock purchase plan was suspended in the first quarter of 2007, and therefore no stock compensation expense related to the Company’s stock purchase plan was recorded.

Determining Fair Value

The Company uses the Black-Scholes valuation method for valuing stock option grants using the following assumptions and estimates:

Expected Volatility. The Company calculates expected volatility as a weighted average of implied volatility and historical volatility.

Expected Life. The Company estimated expected term consistent with the simplified method identified in SAB 107 for share-based awards granted between 1997 and 2007. Effective January 1, 2008, the Company has developed a model which uses historical exercise, cancelation and outstanding option data to calculate the expected life of stock option grants.

Risk-Free Interest Rate. The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.

Dividends. The Company has not paid dividends in the past, nor does it have any current plans to pay dividends. As such, the Company uses a dividend yield percentage of zero.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rates	2.75%	4.65%
Expected volatility rates	45%	44%
Expected dividend yield	—	—
Expected life of stock options (in years)	4.97	6.03
Weighted-average grant date fair value of options granted	$11.26	$11.49

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rates	2.09% - 4.96%		*
Expected volatility rates	35% - 44%		*
Expected dividend yield	—		*
Expected life of purchase right (in years)	1.0		*
Weighted-average estimated fair value of purchase rights	$11.41		*

*	In the three months ended March 31, 2007, the assumptions used for the Black-Scholes model were not applicable, as a result of the suspension of stock issuances under the Company’s employee stock purchase plan due to the Company not being current with its filings with the SEC.

The following table summarizes the stock-based compensation expense recognized in accordance with SFAS No. 123R for the three months ended March 31, 2008 and March 31, 2007 (in thousands).

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$424	$332
Research and development	1,479	919
Sales and marketing	1,338	1,013
General and administrative	883	771

Total	$4,124	$3,035

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

A summary of option activity under the Plans as of March 31, 2008, and changes during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	8,186	$21.57
Granted	212	26.44
Exercised	(243)	17.90
Forfeited or expired	(29)	28.70

Outstanding at March 31, 2008	8,126	$21.82	6.02	$63,279

Exercisable at March 31, 2008	5,907	$20.88	5.06	$52,013

Vested and expected to vest at March 31, 2008	7,828	$22.54	5.93	$61,723

The weighted-average, grant-date fair value of options granted for the three months ended March 31, 2008 was $11.26. The total intrinsic value of options exercised during the three months ended March 31, 2008 was $2,559,091.

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

	March 31, 2008	December 31, 2007
Raw materials	$4,370	$2,896
Work-in-process	6,113	6,662
Finished goods	11,402	10,138

Total	$21,885	$19,696

5.	INTANGIBLE ASSETS:

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, which range from five to twelve years. Amortization for all acquired intangible assets was approximately $0.3 million in the three months ended March 31, 2008, and $0.2 million in the three months ended March 31, 2007. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

	March 31, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)
Patent rights	$3,165	$(1,428)	$1,737	$3,165	$(1,339)	$1,826
Technology licenses	4,057	(882)	3,175	4,057	(780)	3,277
Developed technology (1)	1,140	(41)	1,099	1,140	—	1,140
Other intangibles	37	(20)	17	37	(19)	18
Customer relationships (1)	470	(24)	446	470	—	470

Total intangible assets	$8,869	$(2,395)	$6,474	$8,869	$(2,138)	$6,731

(1)	These intangibles were acquired as a result of the Company’s acquisition of Potentia Semiconductor Corporation, see note 13, Business Combinations, for details on the Company’s acquisition of Potentia.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The estimated future amortization expense related to intangible assets at March 31, 2008 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2008 (remaining 9 months)	$773
2009	1,020
2010	985
2011	952
2012	764
Thereafter	1,980

Total	$6,474

6.	SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

Ten customers accounted for approximately 64% and 65% of net revenues for the three months ended March 31, 2008 and March 31, 2007. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. One customer, a distributor of the Company’s products, accounted for 12% and 23% of net revenues in the three months ended March 31, 2008 and 2007, respectively. No other customer accounted for 10% or more of the Company’s revenues in the periods mentioned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of both March 31, 2008 and December 31, 2007, approximately 66% of accounts receivable were concentrated with the Company’s top ten customers.

As of March 31, 2008, no single customer accounted for more than 10% of accounts receivable.

Export Sales

The Company markets its products in and outside of the Americas through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended March 31,
	2008	2007
Hong Kong/China	35%	36%
Taiwan	20%	9%
Korea	16%	25%
Western Europe (excluding Germany)	11%	9%
Germany	6%	7%
Japan	5%	5%
Singapore	2%	2%
Other	1%	1%

Total revenue, excluding the Americas	96%	94%

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The remainder of the Company’s sales were to customers within the Americas, primarily located in the United States, with some customers located in Mexico and Brazil.

Product Sales

Sales of the Company’s TOPSwitch and TinySwitch products accounted for approximately 69% and 89% of net revenues from product sales for each of the three months ended March 31, 2008 and 2007, respectively. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX, TOPSwitch-GX and TOPSwitch-HX. TinySwitch products include TinySwitch, TinySwitch-II, TinySwitch-III, TinySwitch-PK and PeakSwitch. Sales of the Company’s Linkswitch product accounted for 29% and 10% of net revenues from product sales for the three months ended March 31, 2008 and 2007, respectively. Linkswitch products include Linkswitch, Linkswitch-TN, Linkswitch-XT, Linkswitch-LP and Linkswitch-HF.

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Basic earnings per share:
Net income	$7,209	$6,506

Weighted-average common shares	30,222	28,660

Basic earnings per share	$0.24	$0.23

Diluted earnings per share:
Net income	$7,209	$6,506

Weighted-average common shares	30,222	28,660
Effect of dilutive securities:
Stock options	1,868	2,031

Diluted weighted-average common shares	32,090	30,691

Diluted earnings per share	$0.22	$0.21

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Options to purchase 3,610,951 and 2,991,335 shares of Company common stock that were outstanding at March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share for the periods then ended because exercise prices of the options were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been anti-dilutive.

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company’s effective tax rates for the three months ended March 31, 2008 and 2007 were 22% and 20%, respectively. The higher effective tax rate in 2008 was primarily due to increased earnings in higher tax rate jurisdictions along with the expiration of the federal R&D credit. The difference between the statutory rate of 35% and the Company’s effective tax rate for the first quarter of 2008 was due primarily to the geographic distribution of the Company’s world-wide earnings. The Company believes the annual effective income tax rate may change in future periods.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, its major tax jurisdiction, related to tax liability, is the U.S. The Company’s 2002 – 2006 tax years remain subject to examination by the IRS for U.S. federal tax purposes. Currently, the Company’s returns are under examination by the IRS for its 2002 and 2003 tax years. There could be a significant change in the Company’s uncertain tax benefits depending on the outcome of the current IRS audit; however, the Company believes that it is not reasonably possible that a settlement will be reached with the IRS within the next 12 months, and therefore is currently unable to estimate the likely outcome.

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

The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (DSAs). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages that may be awarded against the distributor in the event the Company’s hardware is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party (Customer Indemnification). The DSA generally limits the scope of and remedies for the Customer Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification right to individual customers.

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2008. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (System General), a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleges that certain integrated circuits produced by System General infringed and continue to infringe certain of our patents. The Company seeks, among other things, an order enjoining System General from infringing our patents and an award for damages resulting from the alleged infringement. On June 10, 2005, in response to the initiation of the U.S. International Trade Commission (“ITC”) investigation (discussed below), the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay. On December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed below. In response, and by agreement of the parties, the District Court renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and System General did not file a petition for review, so the ITC decision is now final. The parties have conferred regarding the best way to proceed with the pending District Court litigation, and the Company filed a motion to dismiss the case without prejudice or, in the alternative, to lift the stay. On April 22, 2008, the Court issued an order lifting the stay and scheduling a hearing on the motion to dismiss for May 23, 2008.

On May 9, 2005, Power Integrations filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to the Company’s complaint. System General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing Systems General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing Systems General chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action form the President, and the ITC exclusion order is now in full effect. On December 6, 2006, System General filed a notice of appeal of the ITC decision. Briefing was completed on July 23, 2007, and the U.S. Court of Appeals heard oral argument for the Federal Circuit on November 9, 2007. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and the ITC’s decision is now final.

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In the complaint, the Company alleged that Fairchild has and is infringing four Power Integrations’

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court held a claim construction hearing on February 2, 2006 and issued a claim construction order on March 31, 2006 which was favorable to Power Integrations. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of Power Integrations finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and Power Integrations will request the damages to be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings the Company cannot state the amount, if any, which might ultimately be recovered by the Company from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in Power Integrations’ favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Court will address those issues along with our motions seeking increased damages and attorneys fees, an accounting and interest on the damages award and a permanent injunction, in the coming months. Briefing on these various issues was completed on January 16, 2008, but the Court has not yet scheduled a hearing.

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against Power Integrations in the U.S. District Court for the Eastern District of Texas. The complaint asserted that the Company infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against Power Integrations but Fairchild and Intersil did not identify any specific products they believe infringe the patent. Fairchild and Intersil’s lawsuit was flawed because both Fairchild and Intersil lacked standing to sue Power Integrations and it was also duplicative of a portion of the Company’s suit against Fairchild in Delaware. Therefore, the Company filed a motion addressing both issues. The Texas Court granted the Company’s motion to transfer the case to Delaware on March 6, 2007, and the case was transferred to Delaware and assigned to Judge Farnan, the presiding judge in the Fairchild case discussed above. The Company then renewed our motion to dismiss the case for lack of standing, the Court held a hearing on October 5, 2007, and the Court dismissed, without prejudice, Fairchild and Intersil’s case against Power Integrations on December 20, 2007. Fairchild and Intersil did not appeal the Court’s dismissal within the time provided for such an appeal.

On June 14, 2007, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). Power Integrations complaint alleged that certain integrated circuits produced by BCD infringe certain of the Company’s patents, seeking, among other things, an order enjoining BCD from infringing on the Company’s patents and an award for damages resulting from the alleged infringement. Power Integrations voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. BCD has not yet answered the complaint. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against Power Integrations on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. The Court has ordered BCD to produce documents and a corporate witness to testify on jurisdictional issues, and further briefing is scheduled to be completed by June 18, 2008. On January 25, 2008, the Company moved for a preliminary injunction against further sales of the accused BCD products based on infringement of one of the patents in suit. Briefing on the Company’s motion for preliminary injunction is scheduled to be completed in early May, with a hearing to follow.

On January 18, 2008, BCD filed a complaint in the U.S. District Court, Northern District of California seeking a declaratory judgment of non-infringement and invalidity with respect to the three patents that the Company has asserted against BCD in the Delaware action discussed above. The Company has not yet answered the complaint, but BCD has stated that it will dismiss the California case in favor of the Delaware action if it does not prevail in its motion to dismiss the Delaware action.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of Power Integrations’ board of directors relating to the Company’s historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. On August 3, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On January 30, 2008, the parties agreed to settle the dispute. The settlement is subject to court approval. On February 1, 2008, plaintiffs filed a motion for preliminary approval of the settlement. On May 1, 2008, the Court granted plaintiffs’ motion for preliminary approval of the settlement and scheduled a final approval hearing for June 23, 2008.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of the Company’s current and former executives and members of Power Integrations’ board of directors relating to the Company’s historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates that defendants improperly backdated stock option grants, and that costs associated with the stock option grants that Power Integrations did not properly recorded in its financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On January 30, 2008, the parties agreed to settle the dispute. On March 3, 2008, pursuant to a stipulation by the parties, the Court stayed the action pending the final order approving the settlement and entry of the final order and judgment in the Quaco Action.

The Internal Revenue Service, or IRS, is conducting an audit of Power Integrations’ 2002 and 2003 tax returns. The IRS has issued a number of Notices of Proposed Adjustment to these returns. Among other things, the IRS has challenged several aspects of the Company’s research and development cost-sharing arrangement, which was put into place on November 1, 2003. While Power Integrations agreed to some of the adjustments proposed by the IRS, the Company still dispute other proposed adjustments.

There can be no assurance that Power Integrations will prevail in the litigation with System General, Fairchild or BCD. This litigation, whether or not determined in Power Integrations’ favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, the Company is unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require Power Integrations to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12.	RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standards (“SFAS”) No. 161, Disclosures about derivative instruments and hedging activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This standard amends Statement 133 by requiring expanded disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope or accounting for statement 133. SFAS No. 161 requires qualitative, quantitative and credit-risk disclosures. Required qualitative disclosures include 1) how and why an entity is using derivative instruments or hedging activity, 2) how an entity is accounting for its derivative instruments and hedging items under SFAS No. 133, and 3) how the instruments affect an entity’s financial position, financial performance and cash flow. The qualitative disclosure should include information about the fair value of the derivative instruments, including gains and losses. Credit-risk disclosures should include information about the existence and nature of credit risk related contingent features included in derivative instruments. SFAS No. 161 also amends SFAS No. 107, to clarify that derivative instruments are subject to statement 107’s concentration-of-credit-risk disclosures. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently evaluating the impact SFAS No. 161 will have on its financial statements.

The following accounting pronouncements were adopted by the Company in the first quarter of 2008:

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that the tax benefits of dividends on unvested share-based payments be recognized in equity and be reclassified from additional paid-in capital to the income statement when the related award is forfeited or no longer expected to vest. There was no material impact to the Company’s financial statements related to EITF 06-11.

In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 had no material impact to the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157. However, the effective date for financial assets and liabilities remains intact. There was no material impact to the Company’s financial statements as a result of the adoption of SFAS No. 157. See note 14 below for details on the Company’s adoption of SFAS No. 157. The Company is currently evaluating the financial statement impact, if any, of adopting this standard, related to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not believe the postponed portion of this standard will have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect the fair value option for any of its financial assets or liabilities, and therefore, the adoption of SFAS No. 159 had no material impact to the Company’s financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13.	BUSINESS COMBINATIONS:

On December 31, 2007, the Company acquired Potentia Semiconductor Corporation, or Potentia, for cash consideration of approximately $5.5 million, including closing costs. The Company used the purchase method of accounting. The Company allocated the purchase price of the acquisition to tangible assets, liabilities and intangible assets acquired, including in-process research & development charges, based on their estimated fair values; refer to note 5, Intangible Assets, above for the amortization of intangible assets acquired. The excess purchase price over those fair values was recorded as goodwill.

Potentia is a developer of innovative controller chips for high-power AC-DC power supplies. Potentia’s engineering team, based in Ottawa, Canada, will form the core of a new analog design group for Power Integrations focused primarily on high-power applications.

14.	FAIR VALUE MEASUREMENTS

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets;(Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company could measure certain financial assets at fair value, including its marketable securities.

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most sovereign government obligations, and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair value hierarchy) include investment-grade corporate bonds, mortgage-backed and asset-backed products, state, municipal and provincial obligations. The Company’s investments classified as Level 1 and Level 2 are held-to-maturity investments, and were valued using the amortized-cost method, which approximates fair market value.

The Company’s $10 million note to its supplier, ZMD, is classified as Level 3 of the fair value hierarchy, as there is no market data for this instrument. The Company recorded the note at its face value of $10.0 million in its March 31, 2008 and December 31, 2007 balance sheets. The estimated fair value of the Company’s note to ZMD was approximately $10.0 million at March 31, 2008 and $9.9 million at December 31, 2007. The fair value was estimated using a pricing model incorporating current market rates. The Company intends to hold the note to maturity, which occurs on December 31, 2009.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The fair value hierarchy of the Company’s marketable securities and note to supplier was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper	$184,264	$—	$184,264	$—
Money market funds	396	396	—	—
U.S. Government debt securities	6,992	—	6,992	—
Note to supplier	10,000	—	—	10,000

Total	$201,652	$396	$191,256	$10,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of our financial condition and results of operations, should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as with our management’s discussion and analysis of our financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A—“Risk Factors” and elsewhere in this report.

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

Our ICs are purchased primarily by merchant power supply manufacturers who sell power supplies to OEMs, and, in some cases, by OEMs who design and build their own power supplies. In the three months ended March 31, 2008, approximately 61% of our net sales to these end customers were made through distributors of electronic components. Power supplies may be designed with our monolithic ICs, which combine a high-voltage transistor with low-voltage control circuitry, or with a number of competing alternatives. These alternatives include other monolithic and hybrid ICs, pulse width modulation (PWM) controller ICs paired with discrete transistors, and legacy technologies that do not utilize ICs, such as line-frequency transformers and self-oscillating switchers using discrete components.

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

We believe that the increasing importance of energy-efficiency as a design criterion for power supplies could help accelerate the rate of adoption of our technology by the power-supply industry, and represents an important opportunity for us to increase the penetration rate of our products. This trend is predominantly the result of the emergence of energy-efficiency standards that encourage, or in some cases mandate, the design of more energy-efficient electronic products. Power supplies built with legacy technologies such as line-frequency transformers are often unable to meet these standards cost-effectively. Most notably, the California Energy Commission (CEC) has introduced mandatory standards governing the energy efficiency of virtually all external power supplies; these standards became effective in July of 2007, and are scheduled to tighten in July 2008. As a result of the Energy Independence and Security Act of 2007 (EISA), the CEC standards are scheduled to take effect nationwide in the U.S. on July 1, 2008. Also, in response to concerns about the inefficiency of incandescent lighting, the EISA also requires the adoption of more energy-efficient lighting technologies in the U.S. beginning in 2012; policymakers in other countries and regions have also enacted or proposed policies that could result in more rapid adoption of alternative lighting technologies such as light-emitting diodes (LEDs). We believe that this trend represents an additional market opportunity for us, since our ICs are used in power-supply circuitry to provide low-voltage DC power for LED light fixtures.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	stock-based compensation;

•	estimating sales returns and allowances;

•	estimating distributor pricing credits;

•	estimating allowance for doubtful accounts;

•	estimating write-downs for excess and obsolete inventory,

•	income taxes; and

•	goodwill and intangible assets.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Shipping terms to our international OEMs and merchant power supply manufacturers from our facility in California are “delivered at frontier,” commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. Shipping terms to our international OEMs and merchant power supply manufacturers shipped from our facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to our customer upon shipment from our foreign warehouse. Shipments to the Americas OEMs and merchant power supply manufacturers are “FOB-point of origin”, meaning that revenue is recognized upon shipment, which is when title is passed to the customer.

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

Stock-based compensation

Effective January 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for share-based payment awards. We estimate the fair value of employee stock options and employee stock purchase rights under our Employee Stock Purchase Plan (ESPP shares) on the date of grant using the

Black-Scholes option-pricing model. The Black-Scholes model requires us to estimate the expected terms of awards, expected stock price volatility, dividend rate, and the risk-free interest rate. These estimates, some of which are highly subjective, greatly affect the fair value of each employee stock option and ESPP share. We calculate our estimate of expected volatility for both stock options and ESPP shares using a weighted-average of our historical stock price volatility and the implied volatility of our shares. Effective January 1, 2008, we have developed a model which uses historical exercise, cancelled and outstanding option data to calculate the expected life of stock option grants. We will continue to monitor the assumptions used to compute the fair value of our stock-based awards, and we will revise our assumptions as appropriate. In the event that we later determine that assumptions used to compute the fair value of our stock-based awards are inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and, therefore, our results of operations, could be materially impacted.

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

Income taxes

We follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will be more likely than not realized based on available evidence and management’s judgment. We limit the deferred tax assets recognized related to certain of our officers’ compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the amount that is more-likely-than-not of being sustained under the two step approached prescribed by FIN 48. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard. The tax laws and regulations are subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in litigation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which would result in the need to record additional tax liabilities or potentially to reverse previously recorded liabilities.

Goodwill and intangible assets

As of December 31, 2007 we recorded goodwill in the amount of $1.8 million as a result of our acquisition of Potentia Semiconductor Corporation, for details on our acquisition refer to our 10-K dated December 31, 2007, Note 8 “Acquisition” in our notes to consolidated financial statements. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we will evaluate goodwill for impairment on an annual basis, or as other indicators exist for a potential impairment. The provisions of SFAS No. 142 require that we perform a two-step impairment test. In the first step, we will compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We would present assets to be disposed of separately in the balance sheet and would report the assets at the lower of the carrying amount or fair value less costs to sell, and would no longer depreciate the assets and liabilities of a disposed group classified as held for sale. Currently, we have no impairment of long-lived assets nor any assets held for disposal.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2008	2007
Net revenues	100.0%	100.0%
Cost of revenues	45.8	44.6

Gross profit.	54.2	55.4
Operating expenses:
Research and development	14.9	13.0
Sales and marketing	14.3	14.0
General and administrative	11.0	14.1

Total operating expenses	40.2	41.1

Income from operations	14.0	14.3
Total other income, net	3.9	3.7

Income before provision for income taxes	17.9	18.0
Provision for income taxes	4.0	3.7

Net income	13.9%	14.3%

Comparison of the Three Months Ended March 31, 2008 and 2007

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid to us by Matsushita Electric Industrial Co., Ltd., or MEI. Net revenues for the three months ended March 31, 2008 were $51.8 million compared to $45.3 million for the three months ended March 31, 2007, an increase of $6.5 million, or 14%. This growth was the result of increased penetration in a wide range of applications within each of our four major end markets: the communications, consumer, computer and industrial markets.

The increase in net revenues was driven primarily by higher sales of our LinkSwitch products, partially offset by lower sales of our TinySwitch products. The decrease in revenues from our TinySwitch products reflects the loss of business at a major end customer in the cell phone market to a competitor, BCD Semiconductor, beginning in the second quarter of 2007. We have initiated patent litigation against BCD, as we believe the competitor’s products infringe several of our patents as described in Part II, Item 1, Legal Proceedings, of this Report on Form 10-Q.

Our net revenue mix by product family for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was as follows:

	Three Months Ended March 31,
Product Family	2008	2007
TinySwitch	44%	60%
TOPSwitch	25%	29%
LinkSwitch	29%	10%
DPA-Switch	2%	1%

Approximate revenue mix by end markets served for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

	Three Months Ended March 31,
End Market	2008	2007
Consumer	31%	32%
Communication	30%	29%
Computer	18%	19%
Industrial	15%	14%
Other	6%	6%

International sales, defined as sales outside of the Americas based on “ship to” customer locations, were $49.6 million in the first quarter of 2008 compared to $42.8 million for the same period in 2007, an increase of approximately $6.8 million. International sales represented 96% of net revenues compared to 94% in the comparable period of 2007. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 79% and 78% of our net revenues for the three months ended March 31, 2008 and 2007, respectively. Within our Asia region, in the three months ended March 31, 2008, sales to Korea decreased 27% compared to the same period in the prior year. The decline was due primarily to the loss of business at a major end customer in the cellphone market to a competitor, BCD Semiconductor, beginning in the second quarter of 2007. We have initiated patent litigation against BCD, as we believe the competitor’s products infringe several of our patents (see Part II Other Information, Item 1 Legal Proceedings).

Net product sales for the first quarter of 2008 were divided 62% to distributors and 38% to OEMs and power supply merchants, compared to 64% to distributors and 36% to OEMs and power supply merchants for the first quarter of 2007. One customer, a distributor of electronic components, accounted for approximately 12% and 23% of net revenues in the three months ended March 31, 2008 and 2007, respectively. No other customers accounted for more than 10% of our net revenues in the three months ended March 31, 2008 and 2007.

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

Cost of revenues and Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of silicon wafers from our foundries, the assembly and packaging of our products by various sub-contractors, internal labor and overhead associated with the testing of both wafers and packaged components, and testing of packaged components by various sub-contractors. Gross profit was $28.1 million, or 54.2% of net revenues, for the three months ended March 31, 2008, compared to $25.1 million, or 55.4% of net revenues, for the three months ended March 31, 2007. The decrease in our gross margin was primarily the result of our success in targeting certain high-volume, lower-margin designs in the cellphone, smart-phone and game console markets, among others, in an effort to accelerate the growth of our revenue and net income. This decrease was partially off-set by cost improvements in our manufacturing and product test processes.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses (including stock-based compensation), expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers related to new products until we release these products to production. Research and development expenses for the first quarter of 2008 were $7.8 million, or 15% of net revenues, compared to $5.9 million or 13% of net revenues for the same period in 2007. The increase was driven primarily by payroll-related expenses due to increased engineering related headcount, resulting primarily from our acquisition of Potentia Semiconductor in December 2007. Higher stock-based compensation expenses also contributed to the increase in R&D expenses; stock-based compensation expenses totaled $1.5 million in the three months ended March 31, 2008, and $0.9 million in the same period of the prior year. We expect R&D expenses for new manufacturing technologies and new product development to increase gradually in absolute dollars in future periods primarily as a result of salary increases and overall growth in our business, but these expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation), related to sales, application-support, marketing and customer service personnel, as well as commissions to sales representatives, expenses for advertising and promotional activities, and facilities expenses, including expenses associated with our regional sales offices and support offices. Sales and marketing expenses were $7.4 million or 14.3% of net revenues for the first quarter of 2008, compared to $6.3 million or 14% of net revenues for the same period in 2007. The increase was driven primarily by higher payroll-related expenses, including sales commissions, due to growth in our sales and application-support staff, and higher stock-based compensation expenses. Stock-based compensation expenses totaled $1.3 million in the three months ended March 31, 2008 and $1.0 million in the same period a year prior. We expect sales and marketing expenses to increase in absolute dollars in future periods because of increased investment in sales and marketing but these expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative (G&A) expenses consist primarily of employee-related expenses including stock-based compensation for administration, finance, human resources and general management, as well as consulting fees, legal fees and audit and tax services. For the quarter ended March 31, 2008, general and administrative expenses were $5.7 million or 11% of our net revenues, compared to $6.4 million or 14% of net revenues for the same period in 2007. The decrease was due primarily to lower legal and professional fees following the completion of our financial restatement, partially offset by higher stock-based compensation expense and higher expenses related to patent litigation (as described in Part II Other Information, Item 1 Legal Proceedings). Stock-based compensation expense totaled $0.9 million in the first quarter of 2008 compared to $0.8 million in the same period of the prior year, while expenses related to patent litigation totaled $1.0 million in the three months ended March 31, 2008 compared to $0.5 million in the same period in 2007. We expect G&A expenses to decrease in 2008 compared to 2007 due to the completion of the restatement of our financial statements, though patent litigation expenses may increase in the future as a result of our recently filed patent lawsuit against BCD which is further explained in Part II, Item 1 (Legal Proceedings) of this Form 10-Q.

Other income, net. Other income, net, for the first quarter of 2008 was $2.0 million compared to $1.7 million for the same period in 2007. Interest income, which consists primarily of interest income earned on cash and cash equivalents and short-term investments, grew primarily due to an increase in our cash and cash equivalents balance, partially offset by a decrease in the average interest rate from 5.4% at March 31, 2007 to 3.3% at March 31, 2008.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes was $2.1 million for the quarter ended March 31, 2008 compared to $1.7 million for the quarter ended March 31, 2007. Our effective tax rates for the three months ended March 31, 2008 and 2007 were 22% and 20% respectively. The higher effective tax rate in 2008 was primarily due to increased earnings in higher tax rate jurisdictions along with the expiration of the federal R&D credit. The difference between the statutory rate of 35% and our effective tax rate for the first quarter of 2008 was due primarily to the geographic distribution of our world-wide earnings. We expect the annual effective income tax rate may change in future periods. The difference between the expected statutory rate of 35% and our effective tax rate for the first quarter of 2007 was due primarily to international sales which are subject to lower tax rates and the favorable effects of research and development tax credits.

Liquidity and Capital Resources

As of March 31, 2008, we had $213.4 million in cash, cash equivalents and investments (including $0.4 million of restricted cash), an increase of approximately $7.9 million from $205.5 million as of December 31, 2007. As of March 31, 2008, we had working capital, defined as current assets less current liabilities, of $228.0 million, an increase of approximately $13.0 million from $215.0 million as of December 31, 2007.

Our operating activities generated cash of $9.9 million in the three months ended March 31, 2008, driven primarily by net income of $7.2 million, which included the impact of non-cash depreciation and amortization expenses and stock-based compensation expenses totaling $2.4 million and $4.1 million, respectively. These sources of cash were partially offset by increases in accounts receivable and inventories, which resulted in uses of cash totaling $3.0 million and $2.2 million, respectively. The increase in accounts receivable primarily reflected the timing of sales, as sales strengthened in the latter part of the quarter ended March 31, 2008, resulting in relatively higher accounts receivable at the end of the period, whereas sales were relatively weaker in the latter part of the prior quarter, resulting in lower receivables at the end of that period. The increase in inventories reflects an increase in production in anticipation of increasing sales in future periods.

Our operating activities generated cash of $6.3 million, in the three months ended March 31, 2007, driven by net income of $6.5 million, and non-cash depreciation and amortization expenses and stock-based compensation expenses of $1.9 million and $3.0 million, respectively. In addition, a decrease in inventories resulted in an additional $2.1 million source of cash. However, these sources of cash from operating activities were offset by an increase in accounts receivable, which resulted in a $7.2 million use of cash. The increase in accounts receivable primarily reflected an increase in sales in the three months ended March 31, 2007 compared to the prior quarter.

Our investing activities in the three months ended March 31, 2008 consisted of net proceeds of $70.5 million on the sale of held-to-maturity investments, partially offset by $2.7 million for purchases of property and equipment. Our investing activities in the three months ended March 31, 2007 consisted of net proceeds of $1.0 million on the sale of held-to-maturity investments, offset by $1.5 million for purchases of property and equipment.

Our financing activities for the three months ended March 31, 2008 included the use of $5.5 million for the repurchase of common stock, partially off-set by receipts of approximately $5.4 million comprised of the issuance of common stock through the exercise of stock options of $4.1 million, and purchases through our employee stock purchase plan of $1.3 million. Our financing activities for the three months ended March 31, 2007 included receipts of approximately $7,000 from the issuance of common stock through the exercise of stock options and approximately $78,000 received from one member of the board of directors of the company for a payment resulting from a correction to an option agreement made on February 20, 2007.

In February 2008, we announced that our board of directors had authorized the use of up to $50 million for the repurchase of our common stock. During the three months ended March 31, 2008, we purchased 202,265 shares of our common stock for approximately $5.5 million. There is currently no expiration date for this stock repurchase program.

As of March 31, 2008, we had contingent tax liabilities of $17.8 million, compared to $16.9 million as of December 31, 2007. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months. We will continue to accrue for uncertain tax positions during 2008 using the effective tax rate.

There were no material changes outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the first quarter of 2008, we entered into a security agreement with the Union Bank of California, whereby we agreed to maintain $0.4 million in an interest bearing certificate of deposit with the bank. This balance is classified as restricted cash on our condensed consolidated balance sheets. The purpose of this agreement is to secure commercial letters of credit which we provide to our workers compensation insurance carrier as part of our insurance program. This agreement remains in effect until cancellation of our letters of credit. As of March 31, 2008, there were outstanding letters of credit totaling approximately $0.2 million.

During the first three months of 2008, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during the remainder of 2008, either as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standards (“SFAS”) No. 161, Disclosures about derivative instruments and hedging activities, an amendment of FASB

Statement No. 133 (“SFAS No. 161”). This standard amends Statement 133 by requiring expanded disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope or accounting for statement 133. SFAS No. 161 requires qualitative, quantitative and credit-risk disclosures. Required qualitative disclosures include 1) how and why an entity is using derivative instruments or hedging activity, 2) how an entity is accounting for its derivative instruments and hedging items under SFAS No. 133, and 3) how the instruments affect an entity’s financial position, financial performance and cash flow. The qualitative disclosure should include information about the fair value of the derivative instruments, including gains and losses. Credit-risk disclosures should include information about the existence and nature of credit risk related contingent features included in derivative instruments. SFAS No. 161 also amends SFAS No. 107, to clarify that derivative instruments are subject to statement 107’s concentration-of-credit-risk disclosures. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by us in the first quarter of 2009. We are currently evaluating the impact SFAS No. 161 will have on our financial statements.

The following accounting pronouncements were adopted by us in the first quarter of 2008:

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that the tax benefits of dividends on unvested share-based payments be recognized in equity and be reclassified from additional paid-in capital to the income statement when the related award is forfeited or no longer expected to vest. There was no material impact to our financial statements related to EITF 06-11.

In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 had no material impact to our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157. However, the effective date for financial assets and liabilities remains intact. There was no material impact to our financial statements as a result of the adoption of SFAS No. 157. See note 14 to our condensed consolidated financial statements for the disclosures required by SFAS No. 157. We are currently evaluating the financial statement impact, if any, of adopting this standard, related to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not believe the postponed portion of this standard will have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value; we did not elect to value any of our financial assets or liabilities in accordance with SFAS No. 159.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2007 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At March 31 , 2008 and December 31, 2007, we held primarily cash equivalents and short-term investments with fixed interest rates and with maturity dates of less than twelve months.

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

ITEM 4.	CONTROLS AND PROCEDURES.

Limitation on Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide only reasonable assurance as to the tested objectives. The design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The inherent limitations in any control system include the realities that judgments related to decision-making can be faulty, and that reduced effectiveness in controls can occur because of simple errors or mistakes. Due to the inherent limitations in a cost-effective control system, misstatements due to error may occur and may not be detected.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 28, 2004, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (System General), a Taiwanese company, and its U.S. subsidiary. Our complaint alleges that certain integrated circuits produced by System General infringed and continue to infringe certain of our patents. We seek, among other things, an order enjoining System General from infringing our patents and an award for damages resulting from the alleged infringement. On June 10, 2005, in response to the initiation of the U.S. International Trade Commission (“ITC”) investigation (discussed below), the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay. On December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed below. In response, and by agreement of the parties, the District Court renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review, so the ITC decision is now final. The parties have conferred regarding the best way to proceed with the pending District Court litigation, and we filed a motion to dismiss the case without prejudice or, in the alternative, to lift the stay. On April 22, 2008, the Court issued an order lifting the stay and scheduling a hearing on the motion to dismiss for May 23, 2008.

On May 9, 2005, we filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. We filed a supplement to the complaint on May 24, 2005. We alleged infringement of the patents pertaining to pulse width modulation (“PWM”) integrated circuit devices, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to our complaint. System General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. We subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing Systems General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing Systems General chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action form the President, and the ITC exclusion order is now in full effect. On December 6, 2006, System General filed a notice of appeal of the ITC decision. Briefing was completed on July 23, 2007, and the U.S. Court of Appeals heard oral argument for the Federal Circuit on November 9, 2007. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and the ITC’s decision is now final.

On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In the complaint, we alleged that Fairchild has and is infringing four Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court held a claim construction hearing on February 2, 2006 and issued a claim construction order on March 31, 2006 which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of us finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and we will request the damages to be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings we cannot state the amount, if any, which might ultimately be recovered by the Company from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in our favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Court will address those issues along with our motions seeking increased damages and attorneys fees, an accounting and interest on the damages award and a permanent injunction, in the coming months. Briefing on these various issues was completed on January 16, 2008, but the Court has not yet scheduled a hearing.

On April 11, 2006, Fairchild Semiconductor Corporation and Intersil Corporation filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas. The complaint asserted that we infringed on an old Intersil patent that Fairchild recently secured exclusive rights to assert against us but Fairchild and Intersil did not identify any specific products they believe infringe the patent. Fairchild and Intersil’s lawsuit was flawed because both Fairchild and Intersil lacked standing to sue us and it was also duplicative of a portion of our suit against Fairchild in Delaware. Therefore, we filed a motion addressing both issues. The Texas Court granted our motion to transfer the case to Delaware on March 6, 2007, and the case was transferred to Delaware and assigned to Judge Farnan, the presiding judge in the Fairchild case discussed above. We then renewed our motion to dismiss the case for lack of standing, the Court held a hearing on October 5, 2007, and the Court dismissed, without prejudice, Fairchild and Intersil’s case against us on December 20, 2007. Fairchild and Intersil did not appeal the Court’s dismissal within the time provided for such an appeal.

On June 14, 2007, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). Power Integrations complaint alleged that certain integrated circuits produced by BCD infringe certain of our patents, seeking, among other things, an order enjoining BCD from infringing on our patents and an award for damages resulting from the alleged infringement. We voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. BCD has not yet answered the complaint. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against Power Integrations on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. The Court has ordered BCD to produce documents and a corporate witness to testify on jurisdictional issues, and further briefing is scheduled to be completed by June 18, 2008. On January 25, 2008, we moved for a preliminary injunction against further sales of the accused BCD products based on infringement of one of the patents in suit. Briefing on our motion for preliminary injunction is scheduled to be completed in early May, with a hearing to follow.

On January 18, 2008, BCD filed a complaint in the U.S. District Court, Northern District of California seeking a declaratory judgment of non-infringement and invalidity with respect to the three patents that we have asserted against BCD in the Delaware action discussed above. We have not yet answered the complaint, but BCD has stated that it will dismiss the California case in favor of the Delaware action if it does not prevail in its motion to dismiss the Delaware action.

On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of our current and former executives and members of our board of directors relating to our historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. On August 3, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of our shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On January 30, 2008, the parties agreed to settle the dispute. The settlement is subject to court approval. On February 1, 2008, plaintiffs filed a motion for preliminary approval of the settlement. On May 1, 2008, the Court granted plaintiffs’ motion for preliminary approval of the settlement and scheduled a final approval hearing for June 23, 2008.

On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of our current and former executives and members of our board of directors relating to our historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates that defendants improperly backdated stock option grants, and that costs associated with the stock option grants that we did not properly recorded in its financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On January 30, 2008, the parties agreed to settle the dispute. On March 24, 2008, the Court held a hearing on the motion for preliminary approval. The motion is currently pending before the Court.

The Internal Revenue Service, or IRS, is conducting an audit of Power Integrations’ 2002 and 2003 tax returns. The IRS has issued a number of Notices of Proposed Adjustment to these returns. Among other things, the IRS has challenged several aspects of our research and development cost-sharing arrangement, which was put into place on November 1, 2003. While Power Integrations agreed to some of the adjustments proposed by the IRS, we still dispute other proposed adjustments.

The legal proceedings above have also been described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. There can be no assurance that we will prevail in the litigation with System General, Fairchild or BCD. This litigation, whether or not determined in our favor or settled, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, we are unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing the technology, any of which could have a material adverse effect on our business, financial condition and operating results.

ITEM 1A.	RISK FACTORS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock. These risk factors have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for those risk factors below designated by an asterisk (*).

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

* We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 64%, of our net revenues for the quarter ended March 31, 2008. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

*We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business may suffer. We have supply arrangements for the production of wafers with MEI, OKI, XFAB and Epson. Our contracts with these suppliers expire in June 2010, October 2008, December 2009 and December 2010, respectively. Although certain aspects of our relationships with MEI, OKI, XFAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with MEI, OKI, XFAB and Epson in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, MEI, XFAB or Epson could harm our business. We estimate that it would take nine to 18 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenues may decline. We depend on independent foundries to produce wafers, and independent subcontractors to assemble and test finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of the foundries to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compound that has been available from only one supplier. In December 2006, an alternative molding compound, made by a different supplier was qualified for use on our highest volume package type. These compounds and their specified processing conditions require a more exacting level of process control than normally required for standard IC packages. Unavailability of assembly materials or problems with the assembly process can materially adversely affect yields, timely delivery and cost to manufacture. We may not be able to maintain acceptable yields in the future.

In addition, if prices for commodities used in our products increase significantly, raw materials costs of our suppliers would increase and could result in increased product costs our suppliers charge us. If we are not able to pass these costs on to our customers, this would have an adverse effect on our gross margins.

* We are subject to stockholder litigation arising from our past stock option granting practices and the related restatement of our consolidated financial statements. Alleged shareholders of Power Integrations filed three separate derivative complaints in the United States District Court for the Northern District of California, and two separate derivative complaints in Superior Court of California, Santa Clara County, all purportedly on behalf of Power Integrations, against certain of our current and former executive officers and directors in connection with our option granting practices alleging, among other things, breaches of fiduciary duties and in the Federal court cases violations of Section 10(b) of the Securities Exchange Act of 1934. The shareholder derivative suits are discussed in more detail in Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Form 10-Q. The ongoing legal fees we are incurring in connection with these actions, or any attorneys’ fees that we may be required to pay as a result of the derivative suits, would have an adverse effect on our operating results. Further, these actions have required a significant amount of our senior management’s attention, and may continue to do so in the future, which detracts from their ability to manage our company’s business.

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

* Changes in assumptions used for our Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), calculation may increase our stock-based compensation expense. We determine the value of stock options granted using the Black-Scholes model. This model requires that we make certain assumptions, including an estimate of our expected life of stock options. Historically we have used the simplified method, in accordance with Staff Accounting Bulletin 107, or SAB 107, to calculate the expected life of stock option grants. This method assumes all options will be exercised midway between the vesting date and the contractual term of the option. Effective January 1, 2008, we have developed a model which uses historical exercise, cancelled and outstanding option data and to calculate the expected life of stock option grants. As a result of our analysis, the expected life based on the historical trends yields a decrease in the expected life for 2008 (which had the effect of decreasing the estimated fair value of stock options granted during the quarter). However, as the company is required to continually analyze the data, option holders’ exercise behavior will have an impact on the outcome of the expected life analysis and, therefore, may result in substantially higher stock-based compensation expenses. These changes in assumptions may have a material adverse effect on our U.S. GAAP operating results and could harm our stock price.

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

We are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of items, and if we are not successful in defending our position we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States Federal income tax returns for fiscal years 2002 and 2003, the IRS is asserting that we owe additional taxes relating to a number of items, the most significant of which is our research and development cost sharing arrangements with one of our subsidiaries. We disagree with the IRS’s position; however, if we are not successful in defending our position, we could be required to pay additional taxes, penalties and interest for 2002 and 2003. In the first quarter of 2008, we were formally informed by the Internal Revenue Service of their planned audit for years 2004 – 2006 and received Information Document Requests for information for those years. We are in the process of compiling the data requested for the additional years. Resolution of this matter could take considerable time, possibly years.

We believe the IRS’s position with respect to certain items for which it has proposed adjustments for fiscal years 2002 and 2003 are inconsistent with applicable tax laws, and that we have meritorious defenses to our position with respect to these proposed adjustments. Accordingly, we intend to continue to challenge the IRS’s position on these matters vigorously. While we believe the IRS’s asserted position on these matters is not supported by applicable law, we may be required to make additional payments in order to resolve these matters. If the IRS determines that we owe additional taxes for these matters, our results of operations and financial condition could be materially and adversely affected.

*Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, may impact our gross margin. The contract prices to purchase wafers from MEI and OKI are denominated in Japanese yen, and the contract prices to purchase wafers from Epson is denominated in U.S. dollars. The agreements with these three vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen could subject our gross profit and operating results to the potential for material fluctuations.

* Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. Royalty revenues were less than 1% of total net revenues in each of the quarters ended March 31, 2008 and 2007. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.

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

* Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 96% of our net revenues for the quarter ended March 31, 2008, and 95% for the year ended December 31, 2007. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
January 1 to January 31, 2008	—	—	—	—
February 1 to February 29, 2008	106,400	$26.92	106,400	$47.1
March 1 to March 31, 2008	95,865	$27.75	95,865	$44.5

Total	202,265		202,265

(1)	On February 6, 2008, we announced that our board of directors had authorized the use of up to $50 million for the repurchase of shares of our common stock. During the three months ended March 31, 2008, we purchased 202,265 shares of our common stock for approximately $5.5 million. There is currently no expiration date for this stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: May 8, 2008	By:	/s/ RAFAEL TORRES
Rafael Torres
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to our Registration Statement on Form S-1 on October 21, 1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.4	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999 (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.5	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001 (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	2007 Equity Incentive Plan (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on February 4, 2008, SEC File No. 000-23441.)

10.2	2007 Bonuses to Executive Officers (As described in our Current Report on Form 8-K filed with the SEC on February 8, 2008, SEC File No. 000-23441.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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