Form 10-Q
period 2008-06-30
POWER INTEGRATIONS INC
filed 2008-08-08
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $.001 par value	30,987,444 shares

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands)

	June	December
	30,	31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$237,505	$118,353
Restricted cash	350	1,300
Short-term investments	5	85,821
Accounts receivable, net of allowances of $302 and $386, in 2008 and 2007, respectively	18,061	14,221
Inventories	23,582	19,696
Deferred tax assets	1,261	1,259
Prepaid expenses and other current assets	5,856	2,957

Total current assets	286,620	243,607

NOTE RECEIVABLE	10,000	10,000
PROPERTY AND EQUIPMENT, net	56,842	56,740
INTANGIBLE ASSETS, net	6,216	6,731
GOODWILL	1,824	1,824
DEFERRED TAX ASSETS	14,370	15,544
OTHER ASSETS	108	653

Total assets	$375,980	$335,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$14,876	$10,792
Accrued payroll and related expenses	9,093	9,212
Taxes payable	272	852
Deferred income on sales to distributors	6,972	5,226
Accrued professional fees	2,460	1,844
Other accrued liabilities	164	641

Total current liabilities	33,837	28,567

LONG-TERM INCOME TAXES PAYABLE	17,875	16,893
LONG-TERM DEFERRED TAXES	149	149

Total liabilities	51,861	45,609

STOCKHOLDERS’ EQUITY:
Common stock	31	30
Additional paid-in capital	196,045	176,282
Accumulated other comprehensive income	130	85
Retained earnings	127,913	113,093

Total stockholders’ equity	324,119	289,490

Total liabilities and stockholders’ equity	$375,980	$335,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET REVENUES	$53,635	$43,240	$105,475	$88,557

COST OF REVENUES	24,829	19,288	48,547	39,488

GROSS PROFIT	28,806	23,952	56,928	49,069

OPERATING EXPENSES:
Research and development	7,979	5,916	15,731	11,810
Sales and marketing	7,852	6,171	15,271	12,512
General and administrative	5,950	5,546	11,638	11,928

Total operating expenses	21,781	17,633	42,640	36,250

INCOME FROM OPERATIONS	7,025	6,319	14,288	12,819

OTHER INCOME
Other income, net	1,602	1,641	3,614	3,306
Insurance reimbursement	663	723	663	723

Total other income	2,265	2,364	4,277	4,029

INCOME BEFORE PROVISION FOR INCOME TAXES	9,290	8,683	18,565	16,848

PROVISION FOR INCOME TAXES	1,679	1,906	3,745	3,565

NET INCOME	$7,611	$6,777	$14,820	$13,283

EARNINGS PER SHARE:
Basic	$0.25	$0.24	$0.49	$0.46

Diluted	$0.23	$0.22	$0.46	$0.43

SHARES USED IN PER SHARE CALCULATION:
Basic	30,529	28,674	30,375	28,667

Diluted	32,762	30,942	32,526	30,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,820	$13,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,849	3,966
Stock-based compensation expense	8,034	5,538
Amortization of discount on held to maturity investments	(703)	—
Gain on sales of property, plant and equipment	(14)	—
Deferred income taxes	1,172	2
Reduction in accounts receivable and other allowances	(43)	(54)
Excess tax benefit from stock options exercised	(736)	(1)
Tax (expense) benefit associated with employee stock plans	2,180	(52)
Change in operating assets and liabilities:
Accounts receivable	(3,797)	(3,779)
Inventories	(3,936)	3,484
Prepaid expenses and other current assets	(2,343)	857
Accounts payable	4,099	(871)
Taxes payable and accrued liabilities	203	9
Deferred income on sales to distributors	1,746	(174)

Net cash provided by operating activities	25,531	22,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,431)	(5,386)
Release of restricted cash	950	—
Purchases of held-to-maturity investments	(15,854)	(5,593)
Proceeds from maturities of held-to-maturity investments	102,372	1,060

Net cash provided by (used in) investing activities	83,037	(9,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	18,826	98
Repurchase of common stock	(8,978)	—
Excess tax benefit from stock options exercised	736	1

Net cash provided by financing activities	10,584	99

NET INCREASE IN CASH AND CASH EQUIVALENTS	119,152	12,388
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,353	124,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$237,505	$137,325

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment, net	$(14)	$(360)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$3,861	$359

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Cash and Cash Equivalents and Short-Term and Long-Term Investments
     The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of June 30, 2008 and December 31, 2007, the Company’s short-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.
Restricted Cash
     The Company has entered into a security agreement with Union Bank of California, whereby the Company has agreed to maintain $0.4 million, as of June 30, 2008, in an interest-bearing certificate of deposit (“CD”) with the bank in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. The CD was renewed on July 28, 2008, and per the agreement with the bank, the amount was decreased to $0.3 million. The CD is categorized as restricted cash in the Company’s condensed consolidated balance sheets. The CD bears an interest rate of 2.1%, and is renewed periodically. The current maturity for the CD is October 27, 2008. As of June 30, 2008, the Company has two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of the Company’s letters of credit or until the Company reestablishes its line of credit with the Union Bank of California.
Fair Value of Financials Instruments
     The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). For financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue Recognition
     Product revenues consist of sales to original equipment manufacturers (“OEM”), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from the Company’s facility in California are “delivered at frontier” (“DAF”). As such, title to the product passes to the customer when the shipment reaches the destination country, and revenue is recognized upon the arrival of the product in that country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from the Company’s facility outside of the United States are “EX Works” (“EXW”), meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are “free on board” (“FOB”) point of origin meaning that revenue is recognized upon shipment, when the title is passed to the customer.
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
Common Stock
     In February 2008, the Company announced that its board of directors had authorized the use of up to $50 million for the repurchase of the Company’s common stock. During the three and six months ended June 30, 2008, the Company purchased 108,900 and 311,165 shares of its common stock, respectively, for approximately $3.4 million and $9.0 million, respectively. There is currently no expiration date for this stock repurchase plan.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for receivables and inventories. These estimates are based on historical facts and various other assumptions that the Company believes to be reasonable at the time the estimates are made.
Comprehensive Income
     Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$7,611	$6,777	$14,820	$13,283
Other comprehensive income:
Translation adjustments	(17)	18	45	28

Total comprehensive income	$7,594	$6,795	$14,865	$13,311

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
3. STOCK PLANS AND STOCK-BASED COMPENSATION:
Stock Plans
     As of June 30, 2008, the Company had five stock-based employee compensation plans, the “Plans”, which are described below.
     2007 Equity Incentive Plan
     The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of June 30, 2008, the maximum number of shares that may be issued under the 2007 Plan was 9,925,102 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.
     1997 Stock Option Plan
     In June 1997, the board of directors adopted the 1997 Plan, whereby the board of directors could grant incentive stock options and non-qualified stock options to key employees, directors and consultants. The exercise price of incentive stock options could not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options could not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. Effective November 2007, the board of directors determined that no further options would be granted under the 1997 Plan, and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan were transferred to the 2007 Equity Incentive Plan. All outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.
     1997 Outside Directors Stock Option Plan
     In September 1997, the board of directors adopted the 1997 Outside Directors Stock Option Plan (the ''Directors Plan’’). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The Directors plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the board of directors. The Directors Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company over their period of service on the board of directors. The Directors Plan provides that each future nonemployee director of the Company will be granted an option

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to purchase 30,000 shares of common stock on the date on which such individual first becomes a nonemployee director of the Company (the ''Initial Grant’’). Thereafter, each nonemployee director who has served on the board of directors continuously for 12 months will be granted an additional option to purchase 10,000 shares of common stock (an ''Annual Grant’’). Subject to an optionee’s continuous service with the Company, approximately 1/3rd of an Initial Grant will become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continuous service. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service. In the event of certain changes in control of the Company, all options outstanding under the Directors Plan will become immediately vested and exercisable in full.
     1998 Nonstatutory Stock Option Plan
     In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of June 30, 2008, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.
     1997 Employee Stock Purchase Plan
     Under the 1997 Employee Stock Purchase Plan (the “ESPP”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each two-year offering period, or (ii) the fair market value of the Company’s common stock on the semi-annual purchase date. If the fair market value of the Company’s common stock on any semi-annual purchase date within a two-year offering period is less than the fair market value per share on the first day of such offering period, then immediately following purchase of shares of the Company’s common stock on that semi-annual purchase date, participants will be automatically withdrawn from the offering period and enrolled in a new two-year offering period beginning immediately thereafter. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan, of which 1,000,000 shares were approved at the Annual Meeting of Stockholders, held on June 13, 2008. As of June 30, 2008, 1,723,045 shares had been purchased and 1,276,955 shares were reserved for future issuance under the Purchase Plan.
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (SFAS 123R), Share-Based Payment. The Company previously applied Accounting Principles Board (APB) opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and provided pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method, as provided by SFAS 123R. Under this transition method, stock-based compensation expense for the first six months of fiscal 2008 and 2007 includes: 1) compensation in connection with the unvested portion of all stock-based compensation awards that were granted prior to January 1, 2006, and 2) compensation related to all stock option awards granted subsequent to December 31, 2005. The Company is using the accelerated method to amortize stock options granted through December 31, 2005, over the remaining requisite service period of the stock option award, and the straight-line method for all stock options granted after December 31, 2005 over the requisite service period of the award.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of June 30, 2008, there was approximately $27.9 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 2.70 years. As of June 30, 2008, the total unrecognized compensation cost under the ESPP to purchase the Company’s common stock was approximately $0.7 million. The Company will amortize this cost on a straight-line basis over periods of up to 2.0 years.
     In the three and six months ended June 30, 2008, a total of $3.9 million (comprised of stock option expense of $3.0 million, ESPP expense of $0.8 million and net amortized inventory costs of $0.1 million) and $8.0 million (comprised of stock option expense of $6.3 million, ESPP expense of $1.6 million and net amortized inventory costs of $0.1 million), respectively, were recorded as stock compensation expense.
     In the three and six months ended June 30, 2007 a total of $2.5 million (comprised of stock option expense of $2.4 million and net amortized inventory costs of $0.1 million) and $5.5 million (comprised of stock option expense of $5.4 million and net amortized inventory costs of $0.1 million), respectively, were recorded as stock compensation expense. The ESPP was temporarily suspended prior to the first quarter of 2007 and not reinstated until August 2007, and therefore no stock compensation expense related to the Company’s stock purchase plan was recorded until the third quarter of 2007.
     Determining Fair Value
     The Company uses the Black-Scholes valuation method for valuing stock option grants using the following assumptions and estimates:
     Expected Volatility. The Company calculates expected volatility as a weighted average of implied volatility and historical volatility which are calculated over a term equal to the expected term of the underlying grants.
     Expected Term. The Company calculates the estimated expected term with the simplified method identified in SAB 107 for share-based awards granted between 1997 and 2007. Effective January 1, 2008, the Company has developed a model which uses historical exercise, cancellation and outstanding option data to calculate the expected term of stock option grants.
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
     The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Risk-free interest rates	3.16%	4.78%	2.75% - 3.16%	4.65% - 4.78%
Expected volatility rates	42%	43%	42% - 45%	43% - 44%
Expected dividend yield	—	—	—	—
Expected term of stock options (in years)	4.97	6.03	4.97	6.03
Weighted-average grant date fair value of options granted	$12.77	$11.37	$12.47	$11.46

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fair value of employees’ stock purchase rights under the ESPP for the three and six months ended June 30, 2008 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007 (1)	2008	2007 (1)

Risk-free interest rates	2.09% - 4.96%	—	2.09% - 4.96%	—
Expected volatility rates	35% - 44%	—	35% - 44%	—
Expected dividend yield	—	—	—	—
Expected term of purchase right (in years)	1.0	—	1.0	—
Weighted-average fair value of purchase rights	$11.46	—	$11.46	—

     (1) In the three and six months ended June 30, 2007 the assumptions used for the Black-Scholes model were not applicable, as a result of the temporary suspension of stock issuances under the Company’s ESPP due to the Company not being current with its filings with the SEC.
     The following table summarizes the stock-based compensation expense recognized in accordance with SFAS No. 123R for the three and six months ended June 30, 2008 and June 30, 2007 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of revenues	$467	$280	$891	$612
Research and development	1,146	642	2,625	1,561
Sales and marketing	1,305	851	2,643	1,864
General and administrative	989	730	1,872	1,501

Total	$3,907	$2,503	$8,031	$5,538

     A summary of option activity under the Plans as of June 30, 2008, and changes during the six months then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at January 1, 2008	8,186	$21.57
Granted	1,065	30.19
Exercised	(968)	18.07
Forfeited or expired	(43)	27.70

Outstanding at June 30, 2008	8,240	$23.07	6.30	$72,433

Exercisable at June 30, 2008	5,459	$21.30	4.99	$58,305

Vested and expected to vest at June 30, 2008	7,853	$22.89	6.17	$70,521

     The weighted-average grant-date fair value of options granted for the three and six months ended June 30, 2008 was $12.77 and $12.47, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $9.9 million and $12.4 million, respectively.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. INVENTORIES:
     Inventories (which consist of costs associated with the purchase of wafers from offshore foundries and of packaged components from several offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components) are stated at the lower of cost (first in, first-out) or market. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Raw materials	$4,785	$2,896
Work-in-process	5,998	6,662
Finished goods	12,799	10,138

	$23,582	$19,696

5. INTANGIBLE ASSETS:
     Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, which ranges from five to twelve years. Amortization for all acquired intangible assets was approximately $0.3 million and $0.5 million in the three and six months ended June 30, 2008, respectively, and $0.2 million and $0.4 million in the three and six months ended June 30, 2007, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

	June 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(in thousands)
Patent rights	$3,165	$(1,519)	$1,646	$3,165	$(1,339)	$1,826
Technology licenses	4,057	(983)	3,074	4,057	(780)	3,277
Developed technology (1)	1,140	(81)	1,059	1,140	—	1,140
Other intangibles	37	(23)	14	37	(19)	18
Customer relationships (1)	470	(47)	423	470	—	470

Total intangible assets	$8,869	$(2,653)	$6,216	$8,869	$(2,138)	$6,731

(1)	These intangibles were acquired as a result of the Company’s acquisition of Potentia Semiconductor Corporation. See note 13, Business Combinations, for details on the acquisition.
     The estimated future amortization expense related to intangible assets at June 30, 2008 is as follows:

Estimated
Amortization
Fiscal Year	(in thousands)
2008 (remaining 6 months)	$515
2009	1,020
2010	985
2011	952
2012	764
Thereafter	1,980

Total	$6,216

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. SIGNIFICANT CUSTOMERS AND EXPORT SALES:
Customer Concentration
     Ten customers accounted for approximately 66% and 65% of net revenues for the three months ended June 30, 2008 and 2007, respectively, and 64% and 63% of net revenues for the six months ended June 30, 2008 and 2007, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.
     The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2008	2007	2008	2007
A	19%	28%	16%	26%
B	10%	*	*	*
C	10%	*	*	*

*	less than 10%
     Customers A and B are distributors of the Company’s products and customer C is a merchant power supply manufacturer. No other customers accounted for 10% or more of the Company’s net revenues in these periods.
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to investments that are deemed to be low risk. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2008 and December 31, 2007, approximately 68% and 66% of accounts receivable, respectively, were concentrated with the Company’s top ten customers.
     The following customers, both of which are distributors of the Company’s products, represented 10% or more of accounts receivable:

	June 30,	December 31,
Customer	2008	2007
A	10%	*
B	10%	*

*	less than 10%

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Export Sales
     The Company markets its products through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Hong Kong/China	40%	42%	38%	39%
Taiwan	25%	9%	23%	9%
Korea	12%	19%	14%	22%
Western Europe (excluding Germany)	8%	10%	9%	10%
Japan	4%	5%	5%	5%
Germany	3%	7%	4%	7%
Singapore	2%	2%	2%	2%
Other	2%	1%	1%	1%

Total revenue, excluding the Americas	96%	95%	96%	95%

     The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States, with some customers located in Mexico and Brazil.
Product Sales
     Sales of the Company’s TOPSwitch and TinySwitch products accounted for approximately 71% and 85% of net revenues from product sales for each of the three months ended June 30, 2008 and 2007, respectively, and 70% and 87% of net revenues from product sales for the six months ended June 30, 2008 and 2007, respectively. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX, TOPSwitch-GX and TOPSwitch-HX. TinySwitch products include TinySwitch, TinySwitch-II, TinySwitch-III, TinySwitch-PK and PeakSwitch. Sales of the Company’s Linkswitch product accounted for 27% and 13% of net revenues from product sales for the three months ended June 30, 2008 and 2007, respectively, and 28% and 12% of net revenues from product sales for the six months ended June 30, 2008 and 2007, respectively. Linkswitch products include Linkswitch, Linkswitch-II, Linkswitch-TN, Linkswitch-XT, Linkswitch-LP and Linkswitch-HF.
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
     A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic earnings per share:
Net income	$7,611	$6,777	$14,820	$13,283

Weighted- average common shares	30,529	28,674	30,375	28,667

Basic earnings per share	$0.25	$0.24	$0.49	$0.46

Diluted earnings per share:
Net income	$7,611	$6,777	$14,820	$13,283

Weighted- average common shares	30,529	28,674	30,375	28,667
Effect of dilutive securities:
Stock options	2,161	2,268	2,085	2,156
Employee stock purchase plan	72	—	66	—

Diluted weighted-average common shares	32,762	30,942	32,526	30,823

Diluted earnings per share	$0.23	$0.22	$0.46	$0.43

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Options to purchase 2,449,081 and 2,703,564 shares of Company common stock outstanding for the three month periods ended June 30, 2008 and 2007, respectively, and options to purchase 2,165,175 and 2,828,743 shares of Company common stock outstanding for the six month periods ended June 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the exercise prices of the options to purchase shares of the Company’s common stock were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been anti-dilutive.
8. INCOME TAXES:
     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the provisions of SFAS 109, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
     Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company’s effective tax rates for the three months ended June 30, 2008 and 2007 were 18% and 22%, respectively. The Company’s estimated effective tax rates for the six months ended June 30, 2008 and 2007 were 20% and 21%, respectively. The lower effective tax rate in 2008 was primarily due to the Company’s geographic income mix, along with additional benefits related to the settlement of certain agreed upon issues related to the 2002 and 2003 IRS audit. The difference between the statutory rate of 35% and the Company’s effective tax rate for the three and six months ended June 30, 2008 was due primarily to the beneficial impact of international sales which are subject to lower tax rates along with the additional benefits related to the settlement of certain agreed to issues related to the 2002 and 2003 IRS audit. The difference between the statutory rate of 35% and the Company’s effective tax rate for the three and six months ended June 30, 2007 was due primarily to the beneficial impact of international sales which are subject to lower tax rates, increased expenses recorded in higher-tax-rate jurisdictions, and the favorable effects of research and development tax credits. The Company expects the annual effective income tax rate may change in future periods.
     Although the Company files U.S. federal, U.S. state, and foreign tax returns, its major tax jurisdiction is the U.S. The Company’s 2002 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes. During the quarter-ended June 30, 2008, the Company reduced certain FIN 48 liabilities as a result of the tax settlement of certain agreed to issues with the IRS related to an examination for the years ended December 31, 2002 and 2003. The settlement resulted in a net benefit to income tax expense of $0.3 million and a payment by the Company of $1.0 million to the IRS. The payment resulted in a corresponding reduction of accrued income tax on the Company’s second-quarter condensed consolidated balance sheet. The IRS has proposed other adjustments that the Company has not agreed to, primarily related to its research and development cost sharing arrangement with one of its subsidiaries. The Company believes these proposed IRS adjustments are inconsistent with applicable tax laws and is vigorously challenging the proposed adjustments. It is unlikely that a settlement will be reached with the IRS within the next 12 months. The Company does not expect significant, other increases or decreases in unrecognized tax benefits during this same period.
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

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. INDEMNIFICATIONS:
     The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (“DSA”). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages that may be awarded against the distributor in the event the Company’s hardware is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party (“Customer Indemnification”). The DSA generally limits the scope of and remedies for the Customer Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification right to individual customers.
     The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2008. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
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
11. LEGAL PROCEEDINGS:
     On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (System General), a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by System General infringed and continue to infringe certain of our patents. The Company sought, among other things, an order enjoining System General from infringing our patents and an award for damages resulting from the alleged infringement. On June 10, 2005, in response to the initiation of the U.S. International Trade Commission (“ITC”) investigation (discussed below), the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay. On December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed below. In response, and by agreement of the parties, the District Court renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and System General did not file a petition for review, so the ITC decision is now final. The parties subsequently filed a motion to dismiss the District Court case without prejudice, and the case is closed.
     On May 9, 2005, Power Integrations filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by System General, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to the Company’s complaint. System General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing Systems General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing Systems General chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action form the President, and the ITC exclusion order is now in full effect. On December 6, 2006, System General filed a notice of appeal of the ITC decision. Briefing was completed on July 23, 2007, and the U.S. Court of Appeals heard oral argument for the Federal Circuit on November 9, 2007. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and the ITC’s decision is now final.
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
     On June 14, 2007, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). Power Integrations complaint alleged that certain integrated circuits produced by BCD infringe certain of the Company’s patents, seeking, among other things, an order enjoining BCD from infringing on the Company’s patents and an award for damages resulting from the alleged infringement. Power Integrations voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. BCD has not yet answered the complaint. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against Power Integrations on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. On January 25, 2008, the Company moved for a preliminary injunction against further sales of the accused BCD products based on infringement of one of the patents in suit. The parties recently submitted supplemental briefing on both the Company’s motion for preliminary injunction and BCD’s motion to dismiss, and briefing is now complete. The Court has not scheduled a hearing on either motion.
     On January 18, 2008, BCD filed a complaint in the U.S. District Court, Northern District of California seeking a declaratory judgment of non-infringement and invalidity with respect to the three patents that the Company has asserted against BCD in the Delaware action discussed above. The Company has not yet answered the complaint, but BCD has informed the Court that it will dismiss the California case in favor of the Delaware action if it does not prevail in its motion to dismiss the Delaware action.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     On March 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing three patents pertaining to PWM integrated circuit devices. Fairchild filed a motion for a more definite statement or to dismiss the complaint in lieu of filing an answer and noticed its motion for hearing on September 12, 2008. The Company has filed its opposition to Fairchild’s motion, and briefing on the motion is complete.
     On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of Power Integrations’ board of directors relating to the Company’s historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. On August 3, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On January 30, 2008, the parties agreed to settle the dispute. The settlement is subject to court approval. On February 1, 2008, plaintiffs filed a motion for preliminary approval of the settlement. On May 1, 2008, the Court granted plaintiffs’ motion for preliminary approval of the settlement. On July 10, 2008, the Court held a final approval hearing. On July 18, 2008, the Court issued an order and final judgment approving the settlement.
     On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of the Company’s current and former executives and members of Power Integrations’ board of directors relating to the Company’s historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates that defendants improperly backdated stock option grants, and that costs associated with the stock option grants that Power Integrations did not properly recorded in its financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On January 30, 2008, the parties agreed to settle the dispute. On March 3, 2008, pursuant to a stipulation by the parties, the Court stayed the action pending the final order approving the settlement and entry of the order and final judgment in the Quaco Action. On July 25, 2008, following the entry of the order and final judgment in the Quaco Action and pursuant to the settlement agreement, the parties submitted a stipulation to the Court requesting that the Court dismiss the action with prejudice. On July 29, 2008, the Court entered the order granting the stipulation and dismissing the action with prejudice.
     The Internal Revenue Service, or IRS, is conducting an audit of Power Integrations’ 2002 and 2003 tax returns. The IRS has issued a number of Notices of Proposed Adjustment to these returns. Among other things, the IRS has challenged several aspects of the Company’s research and development cost-sharing arrangement, which was put

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
into place on November 1, 2003. While the Company has agreed to and settled some of the adjustments proposed by the IRS, the Company still disputes other proposed adjustments. The IRS has also recently begun an audit of the Company’s 2004 through 2006 tax returns.
     There can be no assurance that Power Integrations will prevail in the litigation with Fairchild, System General or BCD. This litigation, whether or not determined in Power Integrations’ favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, the Company is unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require Power Integrations to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.
12. RECENT ACCOUNTING PRONOUNCEMENTS:
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). This standard amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope or accounting for Statement No. 133. SFAS No. 161 requires qualitative, quantitative and credit-risk disclosures. Required qualitative disclosures include 1) how and why an entity is using derivative instruments or hedging activity, 2) how an entity is accounting for its derivative instruments and hedging items under SFAS No. 133, and 3) how the instruments affect an entity’s financial position, financial performance and cash flow. The qualitative disclosure should include information about the fair value of the derivative instruments, including gains and losses. Credit-risk disclosures should include information about the existence and nature of credit risk related contingent features included in derivative instruments. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Assets, to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the” GAAP hierarchy”). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.
     In May 2008, the FASB issued Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     On January 1, 2008, the following accounting pronouncements were adopted by the Company:
     In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefits of dividends on unvested share-based payments be recognized in equity and be reclassified from additional paid-in capital to the income statement when the related award is forfeited or no longer expected to vest. There was no material impact to the Company’s financial statements related to EITF 06-11.
     In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 had no material impact to the Company’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157. However, the effective date for financial assets and liabilities remains intact. There was no material impact to the Company’s financial statements as a result of the adoption of SFAS No. 157. See note 14 below for details on the Company’s adoption of SFAS No. 157. The Company is currently evaluating the financial statement impact, if any, of adopting this standard, related to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not believe the postponed portion of this standard will have a significant impact on the Company’s financial statements.
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
13. BUSINESS COMBINATIONS:
     On December 31, 2007, the Company acquired Potentia Semiconductor Corporation, or Potentia, for cash consideration of approximately $5.5 million, including closing costs. The Company used the purchase method of accounting. The Company allocated the purchase price of the acquisition to tangible assets, liabilities and intangible assets acquired, including in-process research and development charges, based on their estimated fair values; refer to note 5, Intangible Assets, above for the amortization of intangible assets acquired. The excess purchase price over those fair values was recorded as goodwill.
     Potentia was a developer of innovative controller chips for high-power AC-DC power supplies. Potentia’s engineering team, based in Ottawa, Canada, has formed the core of a new analog design group for Power Integrations focused primarily on high-power applications.
14. FAIR VALUE MEASUREMENTS
     SFAS No. 157, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company could measure certain financial assets at fair value, including its marketable securities.
     The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair value hierarchy) include investment-grade corporate bonds, mortgage-backed and asset-backed products, government, state, municipal and provincial obligations. The Company’s investments classified as Level 1 and Level 2 are held-to-maturity investments, and were valued using the amortized-cost method, which approximates fair market value.
     The Company’s $10 million note to its supplier, ZMD, is classified as Level 3 of the fair value hierarchy, as there is no market data for this instrument. The Company recorded the note at its face value of $10.0 million in its June 30, 2008 and December 31, 2007 balance sheets. The estimated fair value of the Company’s note to ZMD was approximately $10 million at June 30, 2008 and $9.9 million at December 31, 2007. The fair value was estimated using a pricing model incorporating current market rates. The Company intends to hold the note to maturity, which occurs on December 31, 2009.
     The fair value hierarchy of the Company’s marketable securities and note to supplier was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
	Balance at	Active Markets	Other	Significant
	June 30,	for Identical	Observable	Unobservable
Description	2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Commercial paper	$200,770	$—	$200,770	$—
Money market funds	4,428	4,428	—	—
U.S. Government debt securities	9,246	—	9,246	—
Note to supplier	10,000	—	—	10,000

Total	$224,444	$4,428	$210,016	$10,000

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
Overview
     We design, develop, manufacture and market proprietary, high-voltage analog integrated circuits (“ICs”) for use primarily in electronic power supplies, also known as switched-mode power supplies or switchers. Our ICs are used in AC-DC and DC-DC power supplies in a wide variety of electronic products, primarily in the consumer, communications, computer and industrial electronics markets in applications requiring 50 watts or less. Accelerating the penetration of our ICs into this addressable market is our primary strategic objective.
     Our ICs are purchased primarily by merchant power supply manufacturers who sell power supplies to OEMs, and, in some cases, by OEMs who design and build their own power supplies. In the six months ended June 30, 2008, approximately 61% of our net sales to these end customers were made through distributors of electronic components. Power supplies may be designed with our monolithic ICs, which combine a high-voltage transistor with low-voltage control circuitry, or with a number of competing alternatives. These alternatives include other monolithic and hybrid ICs, pulse width modulation (“PWM”) controller ICs paired with discrete transistors, and legacy technologies that do not utilize ICs, such as line-frequency transformers and self-oscillating switchers using discrete components.
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
     We employ a staff of sales personnel and field applications engineers around the world, and have increased the size of this staff considerably over the past several years in an effort to increase our market penetration and accelerate our revenue growth. In order to assist our customers in designing power supplies with our ICs, we offer a wide range of technical documentation as well as design-support tools and services. These include our PI Expert design software, which we offer free of charge, and our transformer sample service. We also continue to introduce more advanced products that make our solutions more cost-effective and easier for designers to use.
     We believe that several trends are encouraging more rapid adoption of highly integrated power supply designs such as those enabled by our ICs. First, energy-efficiency is becoming an increasingly important design criterion for power supplies due largely to the emergence of specifications that encourage, or in some cases mandate, the design of more energy-efficient electronic products. Power supplies built with legacy technologies such as line-frequency transformers are often unable to meet these standards cost-effectively. Secondly, higher prices for certain raw materials such as copper and iron have put upward cost pressure on many components used in power supplies; highly integrated power supplies require less raw material than discrete power supplies or line-frequency transformers. Rising labor costs, particularly in Asia, are putting additional upward pressure on the cost of manufacturing power supplies; integrated power supplies use fewer components than discrete power supplies and therefore require less labor to manufacture.

     In response to concerns about the inefficiency of incandescent lighting, policymakers in a number of countries and regions have enacted or proposed policies that could result in more rapid adoption of alternative lighting technologies such as light-emitting diodes (“LEDs”). We believe that this trend represents a significant emerging market opportunity for us because our ICs are used in power-supply circuitry for high-voltage LED lighting applications. Additionally, we are working to expand our addressable market through the introduction of new products that target applications requiring more than 50 watts. For example, in July 2008 we expanded our TOPSwitch-HX product family and introduced a reference design for a 65-watt adapter for notebook computers.
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
     On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the amount that is more-likely-than-not of being sustained under the two-step approach prescribed by FIN 48. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more-likely-than-not standard. The tax laws and regulations are subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in litigation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which would result in the need to record additional tax liabilities or potentially to reverse previously recorded liabilities.
Goodwill and intangible assets
     As of December 31, 2007 we recorded goodwill in the amount of $1.8 million as a result of our acquisition of Potentia Semiconductor Corporation. For details on our acquisition refer to our Annual Report on Form 10-K for the year ended December 31, 2007, Note 8 “Acquisition” in our notes to consolidated financial statements. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we will evaluate goodwill for impairment on an annual basis, or as other indicators exist for a potential impairment. The provisions of SFAS No. 142 require that we perform a two-step impairment test. In the first step, we will compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill.
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
Results of Operations
     The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Percentage of		Percentage of
	Total Net Revenues for		Total Net Revenues for
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.3	44.6	46.0	44.6

Gross profit	53.7	55.4	54.0	55.4
Operating expenses:
Research and development	14.9	13.7	14.9	13.3
Sales and marketing	14.6	14.3	14.5	14.1
General and administrative	11.1	12.8	11.0	13.5

Total operating expenses	40.6	40.8	40.4	40.9

Income from operations	13.1	14.6	13.6	14.5
Other income, net	3.0	3.8	3.5	3.7
Insurance reimbursement	1.2	1.7	0.6	0.8

Income before provision for income taxes	17.3	20.1	17.7	19.0
Provision for income taxes	3.1	4.4	3.6	4.0

Net income	14.2%	15.7%	14.1%	15.0%

Comparison of the Three Months and Six Months Ended June 30, 2008 and 2007
     Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid to us by Matsushita Electric Industrial Co., Ltd., or MEI. Net revenues for the three months ended June 30, 2008 were $53.6 million compared to $43.2 million for the three months ended June 30, 2007, an increase of $10.4 million or 24%. This increase was primarily due to penetration of our products in the computer, communications and consumer markets, including such end applications as cell phone and smart phone chargers, desktop computers, consumer appliances, digital cameras and DVD players.
     Net revenues for the six months ended June 30, 2008 were $105.5 million compared to $88.6 million for the comparable period of 2007, an increase of $16.9 million or 19%. The increase was primarily driven by increased penetration in a wide range of applications within each of our four major end markets: the communications, computer, consumer and industrial markets.

     The growth in product revenues for the three and six months ended June 30, 2008, was driven primarily by higher sales of our LinkSwitch products, reflecting the ongoing replacement of linear-transformer power supplies in favor of switch-mode power supplies. Our net revenue mix by product family and by the end markets that we serve for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Family	2008	2007	2008	2007
TinySwitch	45%	53%	45%	56%
TOPSwitch	26%	32%	25%	30%
LinkSwitch	27%	13%	28%	12%
DPA-Switch	2%	2%	2%	2%
     Approximate revenue mix by end markets served for the three and six months ended June 30, 2008 compared to the same periods in 2007, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2008	2007	2008	2007
Consumer	30%	30%	31%	31%
Communication	26%	26%	28%	28%
Computer	23%	20%	20%	19%
Industrial	15%	17%	15%	15%
Other	6%	7%	6%	7%
     International sales, comprising sales outside of the Americas based on “ship to” customer locations, were $51.3 million in the second quarter of 2008 compared to $40.9 million for the same period in 2007, an increase of approximately $10.4 million. International sales represented 96% of net revenues compared to 95% in the comparable period of 2007. International sales were $100.9 million for the six months ended June 30, 2008 compared to $83.7 million for the same period in 2007, an increase of $17.2 million, or 21%. Although the power supplies using our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 84% and 82% of our net revenues in the three and six months ended June 30, 2008, respectively, and 78% of our net revenues for both the three and six months ended June 30, 2007. In the second quarter of 2008, two customers representing more than 10% of revenue were located in Taiwan, and sales to Taiwan increased by $9 million and $16 million in the three and six months ended June 30, 2008 compared to the same periods in 2007. Overall growth in our business and, in particular, strong growth in the computer end-market, contributed to the increase in sales to customers located in Taiwan. This increase was offset by a decrease in sales to Korea, due primarily to the loss of a major end customer in the cellphone market to a competitor that we believe is infringing on three of our patents, as described in Part II, Item 1(“Legal Proceedings”) of this Form 10-Q. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
     For the second quarter of 2008, sales to distributors accounted for 62% of net product sales, while sales to OEMs and power supply merchants accounted for 38%, compared to 67% to distributors and 33% to OEMs and power supply merchants for the second quarter of 2007. For the six months ended June 30, 2008, sales to distributors accounted for 62% of net product sales, while sales to OEMs and power supply merchants accounted for 38%, compared to 65% to distributors and 35% to OEMs and power supply merchants for the same period in 2007.
     The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2008	2007	2008	2007
A	19%	28%	16%	26%
B	10%	*	*	*
C	10%	*	*	*

*	less than 10%
     Customers A and B are distributors of our products and customer C is a merchant power supply manufacturer. No other customers accounted for 10% or more of our net revenues in those periods.

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
     Cost of revenues and gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of silicon wafers from our foundries, the assembly and packaging of our products by various sub-contractors, internal labor and overhead associated with the testing of both wafers and packaged components, and testing of packaged components by various sub-contractors. Gross profit was $28.8 million, or 54% of net revenues, for the three months ended June 30, 2008, compared to $24.0 million, or 55% of net revenues, for the three months ended June 30, 2007. Gross profit for the six months ended June 30, 2008 and 2007 was $56.9 million and $49.1 million, respectively, or 54% and 55% of net revenues, respectively. The decline in gross profit as a percentage of revenue for the three and six months ended June 30, 2008, compared to the prior year was due primarily to an increase in higher-volume, lower margin business, which was partially offset by lower manufacturing costs as a result of cost improvements in our manufacturing and product test processes, and the sale of inventory of approximately $0.6 million which was written down in prior periods.
     Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses (including stock-based compensation), expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers related to new products until we release these products to production. R&D expenses for the second quarter of 2008 were $8.0 million, or 15% of net revenues, compared to $5.9 million or 14% of net revenues, for the same period in 2007. R&D expenses were $15.7 million and $11.8 million in the six months ended June 30, 2008 and 2007, respectively. The increase in R&D expenses was driven primarily by payroll-related expenses due to increased engineering-related headcount, resulting primarily from our acquisition of Potentia Semiconductor in December 2007. Payroll and related expenses in the three and six months ended June 30, 2008 were $4.2 million and $8.3 million, respectively, compared to $3.3 million and $6.6 million, respectively, in the comparable periods in 2007. Higher stock-based compensation expenses also contributed to the increase in R&D expenses; stock-based compensation expenses totaled $1.1 million and $2.6 million in the three and six months ended June 30, 2008, compared to $0.6 million and $1.6 million in the same periods of the prior year. We expect R&D expenses to increase gradually in absolute dollars in future periods primarily as a result of our ongoing development of new products and manufacturing technologies, as well as regular salary increases, but these expenses may fluctuate as a percentage of our net revenues.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation), related to sales, application-support, marketing and customer service personnel, as well as commissions to sales representatives, expenses for advertising and promotional activities, and facilities expenses, including expenses associated with our regional sales offices and support offices. Sales and marketing expenses were $7.9 million or 15% of net revenues for the second quarter of 2008, compared to $6.2 million or 14% of net revenues for the same period in 2007. Sales and marketing expenses for the six months ended June 30, 2008 were $15.3 million compared to $12.5 million for the same period in 2007, which represented 15% and 14% of our net revenues in each period, respectively. The increase in the three and six months ended June 30, 2008, compared to the same periods in 2007 was driven primarily by higher payroll-related expenses, including sales commissions, due to growth in our sales and application-support staff, and higher stock-based compensation expenses. Payroll and related expenses in the three and six months ended June 30, 2008 were $3.8 million and $7.4 million, respectively, compared to $3.1 million and $6.2 million, respectively, in the comparable periods in 2007. Stock-based compensation expenses totaled $1.3 million and $2.6 million in the three and six months ended June 30, 2008, respectively, compared to $0.9 million and $1.9 million in the same periods a year prior. We expect sales and marketing expenses to increase in absolute dollars in future periods because of increased investment in sales and marketing but these expenses may fluctuate as a percentage of our net revenues.
     General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses (including stock-based compensation) for administration, finance, human resources and general management, as well as consulting fees, legal fees and audit and tax services. For the three months ended June 30, 2008, G&A expenses were $5.9 million or 11% of our net revenues, compared to $5.5 million, or 13% of net revenues for the same period in 2007. For the six months ended June 30, 2008, G&A expenses were $11.6 million, or 11% of net revenues, compared to $11.9 million, or 14% of net revenues, for the same period in 2007. We expect G&A expenses to decrease in 2008 compared to 2007 due to the completion of the restatement of our financial statements in 2007; we expect the reduction in restatement-related expenses to be partially offset by higher expenses for patent litigation. Our ongoing patent litigation is explained in Part II, Item 1 (Legal Proceedings) of this Form 10-Q.
     Other income. Other income for the second quarter of 2008 was $2.3 million compared to $2.4 million for the same period in 2007. For the six months ended June 30, 2008 and 2007, other income was $4.3 million and $4.0 million, respectively. Other income consists primarily of interest income, which represents income earned on cash, cash equivalents and short-term investments. In the three months ended June 30, 2008 and 2007, other income also included reimbursements for directors and officers liability insurance claims totaling $0.7 million in each period.
     Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes was $1.7 million and $1.9 million for the quarters ended June 30, 2008 and 2007, respectively. The provision for income taxes was $3.7 million for the six months ended June 30, 2008 compared to $3.6 million in the same period in 2007. Our estimated effective tax rate was approximately 18% and 20% for the three and six months ended June 30, 2008, respectively, compared to 22% and 21% for the same periods in 2007. The difference between the statutory rate of 35% and our effective rates for the three and six months ended June 30, 2008 was due primarily to international sales which are subject to lower tax rates along with the additional benefits related to the settlement of certain agreed to issues related to the 2002 and 2003 IRS audit. The difference between the statutory rate of 35% and our effective rates for the three and six months ended June 30, 2007 was due primarily to international sales which are subject to lower tax rates, increased expenses recorded in higher-tax-rate jurisdictions and the favorable effects of R&D tax credits.
Liquidity and Capital Resources
     As of June 30, 2008, we had approximately $237.9 million in cash and cash equivalents and short-term investments (including $0.4 million of restricted cash), an increase of approximately $32.4 million from December 31, 2007. As of June 30, 2008, we had working capital, defined as current assets less current liabilities, of approximately $252.8 million, an increase of approximately $37.7 million from December 31, 2007.
     Our operating activities generated cash of $25.5 million in the six months ended June 30, 2008. Our net income for this period was $14.8 million; we also incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $4.8 million and $8.0 million, respectively. Additional sources of cash included an increase in accounts payable of $4.1 million, due to the timing of payments to our inventory suppliers, tax benefit associated with employee stock plans of $2.2 million, and deferred income on sales to distributors of $1.7 million, due to increased distributor sales in June 2008 compared to December 2007. These sources of cash from operating activities were offset by an increase in inventory of $3.9 million, in anticipation of higher sales in the second half of 2008, an increase in accounts receivable of $3.8 million, due to increased credit sales in June 2008 compared to December 2007, and an increase in prepaid expenses and other current assets of $2.3 million.
     Our operating activities in the six months ended June 30, 2007 generated cash of $22.2 million. Our net income for this period was $13.3 million; we also incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $4.0 million and $5.5 million, respectively. A decrease in inventories and prepaid expenses resulted in an additional $4.3 million source of cash. These sources of cash from operating activities were offset by an increase in accounts receivable, and decreases in accounts payable and deferred income on sales to distributors, which resulted in uses of cash totaling $4.8 million. The increase in accounts receivable over the six- month period ended June 30, 2007 was primarily due to a timing difference with stronger sales in the third month of the second quarter in 2007. The decrease in accounts payable was primarily due to lower purchases of materials related to inventory.
     Our investing activities in the six months ended June 30, 2008 resulted in net investment proceeds of $83.0 million consisting primarily of net proceeds from held-to-maturity investments of $86.5 million offset by $4.4 million for purchases of property and equipment. Our investing activities in the six months ended June 30, 2007 resulted in a $9.9 million use of cash consisting of net purchases of $4.5 million of held-to-maturity investments and $5.4 million for purchases of property and equipment.

     Our financing activities for the six months ended June 30, 2008 generated $10.6 million of cash, primarily due to the issuance of common stock under our employee stock plans of $18.8 million, partially offset by $9.0 million for the repurchase of our common stock. Our financing activities for the six months ended June 30, 2007 generated $0.1 million of cash, primarily due to a payment received from one member of our board of directors resulting from a correction to an option agreement made on February 20, 2007.
     In February 2008, we announced that our board of directors had authorized the use of up to $50 million for the repurchase of our common stock. During the three and six months ended June 30, 2008, we purchased 108,900 and 311,165 shares of our common stock, respectively, for approximately $3.4 million and $9.0 million, respectively. There is currently no expiration date for this stock repurchase plan.
     Our contractual obligation related to income tax, as of June 30, 2008, consisted primarily of unrecognized tax benefits of approximately $17.8 million, and was classified as deferred tax assets and long-term income taxes payable in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined, however it is not expected to be due within the next twelve months.
     There were no material changes outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2007.
     In the first quarter of 2008, we entered into a security agreement with the Union Bank of California, whereby we agreed to maintain $0.4 million in an interest-bearing certificate of deposit with the bank. This balance is classified as restricted cash on our condensed consolidated balance sheets. The purpose of this agreement is to secure commercial letters of credit which we provide to our workers compensation insurance carrier as part of our insurance program. The CD was renewed on July 28, 2008, and per the agreement with the bank, the amount was decreased to $0.3 million. This agreement remains in effect until cancellation of our letters of credit. As of June 30, 2008, there were outstanding letters of credit totaling approximately $0.2 million.
     During the first six months of 2008, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate during the remainder of 2008, as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). This standard amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope or accounting for Statement No. 133. SFAS No. 161 requires qualitative, quantitative and credit-risk disclosures. Required qualitative disclosures include 1) how and why an entity is using derivative instruments or hedging activity, 2) how an entity is accounting for its derivative instruments and hedging items under SFAS No. 133, and 3) how the instruments affect an entity’s financial position, financial performance and cash flow. The qualitative disclosure should include information about the fair value of the derivative instruments, including gains and losses. Credit-risk disclosures should include information about the existence and nature of credit risk related contingent features included in derivative instruments. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Assets, to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by us in the first quarter of 2009. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the” GAAP hierarchy”). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material effect on our consolidated financial statements.
     In May 2008, the FASB issued Staff Position (FSP) Accounting Principles Board (“APB”) 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted us in the first quarter of 2009. We do not expect the adoption of FSP APB 14-1 to have a material effect on our consolidated financial statements.
     On January 1, 2008, we adopted the following accounting pronouncements:
     In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefits of dividends on unvested share-based payments be recognized in equity and be reclassified from additional paid-in capital to the income statement when the related award is forfeited or no longer expected to vest. There was no material impact to our financial statements related to EITF 06-11.
     In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 had no material impact to our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157. However, the effective date for financial assets and liabilities remains intact. There was no material impact to our financial statements as a result of the adoption of SFAS No. 157. See note 14 to our condensed consolidated financial statements for the disclosures required by SFAS No. 157. We are currently evaluating the financial statement impact, if any, of adopting this standard, related to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not believe the postponed portion of this standard will have a significant impact on our financial statements.
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
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At June 30, 2008 and December 31, 2007, we held primarily cash equivalents and short-term investments with fixed interest rates and with maturity dates of less than twelve months.
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
Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 28, 2004, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (System General), a Taiwanese company, and its U.S. subsidiary. Our complaint alleged that certain integrated circuits produced by System General infringed and continue to infringe certain of our patents. We sought, among other things, an order enjoining System General from infringing our patents and an award for damages resulting from the alleged infringement. On June 10, 2005, in response to the initiation of the U.S. International Trade Commission (“ITC”) investigation (discussed below), the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay. On December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed below. In response, and by agreement of the parties, the District Court renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review, so the ITC decision is now final. The parties subsequently filed a motion to dismiss the District Court case without prejudice, and the case is closed.
     On May 9, 2005, we filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. We filed a supplement to the complaint on May 24, 2005. We alleged infringement of the patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by System General, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to our complaint. System General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. We subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing Systems General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing Systems General chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action form the President, and the ITC exclusion order is now in full effect. On December 6, 2006, System General filed a notice of appeal of the ITC decision. Briefing was completed on July 23, 2007, and the U.S. Court of Appeals heard oral argument for the Federal Circuit on November 9, 2007. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and the ITC’s decision is now final.
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
     On June 14, 2007, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). Power Integrations complaint alleged that certain integrated circuits produced by BCD infringe certain of our patents, seeking, among other things, an order enjoining BCD from infringing on our patents and an award for damages resulting from the alleged infringement. We voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. BCD has not yet answered the complaint. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against Power Integrations on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. On January 25, 2008, we moved for a preliminary injunction against further sales of the accused BCD products based on infringement of one of the patents in suit. The parties recently submitted supplemental briefing on both our motion for preliminary injunction and BCD’s motion to dismiss, and briefing is now complete. The Court has not scheduled a hearing on either motion.
     On January 18, 2008, BCD filed a complaint in the U.S. District Court, Northern District of California seeking a declaratory judgment of non-infringement and invalidity with respect to the three patents that we have asserted against BCD in the Delaware action discussed above. We have not yet answered the complaint, but BCD has informed the Court that it will dismiss the California case in favor of the Delaware action if it does not prevail in its motion to dismiss the Delaware action.
     On March 23, 2008, we filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing three patents pertaining to PWM integrated circuit devices. Fairchild filed a motion for a more definite statement or to dismiss the complaint in lieu of filing an answer and noticed its motion for hearing on September 12, 2008. We have filed an opposition to Fairchild’s motion, and briefing on the motion is complete.
     On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of our current and former executives and members of our board of directors relating to our historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. On August 3, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of our shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On January 30, 2008, the parties agreed to settle the dispute. The settlement is subject to court approval. On February 1, 2008, plaintiffs filed a motion for preliminary approval of the settlement. On May 1, 2008, the Court granted plaintiffs’ motion for preliminary approval of the settlement. On July 10, 2008, the Court held a final approval hearing. On July 18, 2008, the Court issued an order and final judgment approving the settlement.
     On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of our current and former executives and members of our board of directors relating to our historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates that defendants improperly backdated stock option grants, and that costs associated with the stock option grants that we did not properly recorded in its financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On January 30, 2008, the parties agreed to settle the dispute. On March 3, 2008, pursuant to a stipulation by the parties, the Court stayed the action pending the final order approving the settlement and entry of the order and final judgment in the Quaco Action. On July 25, 2008, following the entry of the order and final judgment in the Quaco Action and pursuant to the settlement agreement, the parties submitted a stipulation to the Court requesting that the Court dismiss the action with prejudice. On July 29, 2008, the Court entered the order granting the stipulation and dismissing the action with prejudice.
     The Internal Revenue Service, or IRS, is conducting an audit of Power Integrations’ 2002 and 2003 tax returns. The IRS has issued a number of Notices of Proposed Adjustment to these returns. Among other things, the IRS has challenged several aspects of our research and development cost-sharing arrangement, which was put into place on November 1, 2003. While we have agreed to and settled some of the adjustments proposed by the IRS, we still dispute other proposed adjustments. The IRS has also recently begun an audit of our 2004 through 2006 tax returns.
     The legal proceedings above have also been described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. There can be no assurance that we will prevail in the litigation with Fairchild, System General or BCD. This litigation, whether or not determined in our favor or settled, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, we are unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing the technology, any of which could have a material adverse effect on our business, financial condition and operating results.
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
     *We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 64%, of our net revenues for the six months ended June 30, 2008. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.
     *Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. One of our patents recently expired, and our remaining U.S. patents have expiration dates ranging from 2009 to 2027. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.
     We are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of items, and if we are not successful in defending our position we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States Federal income tax returns for fiscal years 2002 and 2003, the IRS is asserting that we owe additional taxes relating to a number of items, the most significant of which is our research and development cost sharing arrangements with one of our subsidiaries. We disagree with the IRS’s position; however, if we are not successful in defending our position, we could be required to pay additional taxes, penalties and interest for 2002 and 2003. In the first quarter of 2008, we were formally informed by the Internal Revenue Service of their planned audit for years 2004 — 2006 and received Information Document Requests for information for those years. We are in the process of compiling the data requested for the additional years. Resolution of this matter could take considerable time, possibly years.
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
     *We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business may suffer. We have supply arrangements for the production of wafers with MEI, OKI, XFAB and Epson. Our contracts with these suppliers expire in June 2010, April 2013, December 2009 and December 2010, respectively. Although certain aspects of our relationships with MEI, OKI (to be purchased by Rohm Co. of Japan as of October 1, 2008), XFAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with MEI, OKI, XFAB and Epson in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, MEI, XFAB or Epson could harm our business. We estimate that it would take nine to 18 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.
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
     *We are subject to stockholder litigation arising from our past stock option granting practices and the related restatement of our consolidated financial statements. Alleged shareholders of Power Integrations filed three separate derivative complaints in the United States District Court for the Northern District of California, and two separate derivative complaints in Superior Court of California, Santa Clara County, all purportedly on behalf of Power Integrations, against certain of our current and former executive officers and directors in connection with our option granting practices alleging, among other things, breaches of fiduciary duties and in the Federal court cases violations of Section 10(b) of the Securities Exchange Act of 1934. The shareholder derivative suits are discussed in more detail in Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 Part I of this Form 10-Q. The ongoing legal fees we are incurring in connection with these actions, or any attorneys’ fees that we may be required to pay as a result of the derivative suits, would have an adverse effect on our operating results. Further, these actions have required a significant amount of our senior management’s attention, and may continue to do so in the future, which detracts from their ability to manage our company’s business.
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

     *Changes in assumptions used for our Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), calculation may increase our stock-based compensation expense. We determine the value of stock options granted using the Black-Scholes model. This model requires that we make certain assumptions, including an estimate of our expected life of stock options. Historically we have used the simplified method, in accordance with Staff Accounting Bulletin 107, or SAB 107, to calculate the expected life of stock option grants. This method assumes all options will be exercised midway between the vesting date and the contractual term of the option. Effective January 1, 2008, we have developed a model which uses historical exercise, cancelled and outstanding option data and to calculate the expected life of stock option grants. As a result of our analysis, the expected life based on the historical trends yields a decrease in the expected life for 2008 (which had the effect of decreasing the estimated fair value of stock options granted during the quarter). However, as the company is required to continually analyze the data, option holders’ exercise behavior will have an impact on the outcome of the expected life analysis and, therefore, may result in substantially higher stock-based compensation expenses. These changes in assumptions may have a material adverse effect on our U.S. GAAP operating results and could harm our stock price.
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
     *Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. Royalty revenues were less than 1% of total net revenues in each of the six months ended June 30, 2008 and 2007. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.
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
     *Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 96% of our net revenues for the six months ended June 30, 2008, and 95% for the year ended December 31, 2007. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar Value of
			Shares Purchased	Shares that May Yet be
	Total Number	Average	as Part of Publicly	Repurchased Under the
	of Shares	Price Paid	Announced Plans	Plans
Period	Purchased (1)	Per Share	or Programs	or Programs (in millions)
April 1 to April 30, 2008	53,500	$30.72	53,500	$42.8
May 1 to May 30, 2008	28,800	$32.56	28,800	$41.9
June 1 to June 30, 2008	26,600	$32.50	26,600	$41.0

Total	108,900		108,900

(1)	On February 6, 2008, we announced that our board of directors had authorized the use of up to $50 million for the repurchase of shares of our common stock. During the three months ended June 30, 2008, we purchased 108,900 shares of our common stock for approximately $3.4 million. There is currently no expiration date for this stock repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the Annual Meeting of Stockholders of Power Integrations, Inc. held on June 13, 2008, proposals I, III and IV below were adopted, and proposal II was not approved by voters.
     Proposal I - To elect our eight nominees as directors to serve until the 2009 Annual Meeting of Stockholders and until their successors are elected and qualified:

	Voted For	Withheld	Broker Non-Votes
Balu Balakrishnan	27,510,766	380,418	—
Alan D. Bickell	27,749,152	142,032	—
Nicholas E. Brathwaite	27,753,419	137,765	—
R. Scott Brown	27,477,210	413,974	—
Dr. James Fiebiger	25,003,312	2,887,872	—
Balakrishnan S. Iyer	25,767,290	2,123,894	—
E. Floyd Kvamme	27,282,919	608,265	—
Steven J. Sharp	27,192,468	698,716	—
     Proposal II - The amendment and restatement of the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan to increase the number of shares of common stock authorized for issuance under the plan by 300,000 shares, reduce the size of the initial and annual stock option grants, and change the grant date and vesting terms of the initial and annual stock option grants was not approved by voters:

Voted	Voted
For	Against	Abstain	Broker Non-Votes
11,599,762	13,557,451	42,566	2,691,405
     Proposal III - Approval of the amendment and restatement of the Power Integrations, Inc. 1997 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under the plan by 1,000,000 shares:

Voted	Voted
For	Against	Abstain	Broker Non-Votes
20,248,185	4,910,875	40,719	2,691,405
     Proposal IV - To ratify the selection by the Audit Committee of Deloitte & Touche LLP as the independent registered public accounting firm of Power Integrations, Inc. for the fiscal year ending December 31, 2008:

Voted	Voted
For	Against	Abstain	Broker Non-Votes
27,779,367	23,748	88,069	—
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: August 8, 2008	By:	/s/ BILL ROESCHLEIN

Bill Roeschlein
Chief Financial Officer (Principal Financial and Accounting
Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.4	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999 (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.5	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001 (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	2008 Executive Officer Bonus Plan and 2008 Executive Officer Cash Compensation Arrangements (As described in Item 5.02 to our Current Report on Form 8-K filed with the SEC on April 25, 2008, SEC File No. 000-23441.)

10.2	Power Integrations, Inc. 1997 Employee Stock Purchase Plan (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on June 19, 2008, SEC File No. 000-23441.)

10.3	Offer letter, dated June 18, 2008, between Power Integrations, Inc. and Bill Roeschlein (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on June 25, 2008, SEC File No. 000-23441.)

10.4	Transition and Separation Agreement with Rafael Torres, executed July 23, 2008 (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on July 25, 2008, SEC File No. 000-23441.)

10.5	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008.

10.6	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008.

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
     All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Form 10-Q, are not deemed filed with the SEC, and are not to be incorporated by reference into a filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.