Form 10-Q
period 2008-09-30
POWER INTEGRATIONS INC
filed 2008-11-07
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $.001 par value	29,318,964 shares

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of such words as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to: the effect that the current economic and credit crisis may have on our business; our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; competition from our competitors, including those that we believe are infringing our patents; and our limited financial resources. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I —“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands)

	September 30,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$218,301	$118,353
Restricted cash	250	1,300
Short-term investments	6,992	85,821
Accounts receivable, net of allowances of $1,648 and $386, respectively	16,974	14,221
Inventories	26,427	19,696
Deferred tax assets	1,367	1,259
Prepaid expenses and other current assets	8,427	2,957

Total current assets	278,738	243,607

NOTE RECEIVABLE	10,000	10,000
PROPERTY AND EQUIPMENT, net	57,419	56,740
INTANGIBLE ASSETS, net	5,958	6,731
GOODWILL	1,824	1,824
DEFERRED TAX ASSETS	14,660	15,544
OTHER ASSETS	180	653

Total assets	$368,779	$335,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$14,538	$10,792
Accrued payroll and related expenses	5,646	9,212
Income taxes payable	294	852
Deferred income on sales to distributors	7,068	5,226
Accrued professional fees	1,787	1,844
Other accrued liabilities	368	641

Total current liabilities	29,701	28,567

LONG-TERM INCOME TAXES PAYABLE	19,101	16,893
LONG-TERM DEFERRED TAXES	149	149

Total liabilities	48,951	45,609

STOCKHOLDERS’ EQUITY:
Common stock	30	30
Additional paid-in capital	184,237	176,282
Accumulated other comprehensive income	11	85
Retained earnings	135,550	113,093

Total stockholders’ equity	319,828	289,490

Total liabilities and stockholders’ equity	$368,779	$335,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NET REVENUES	$53,816	$49,806	$159,291	$138,363

COST OF REVENUES COST OF REVENUES	24,659	23,409	73,206	62,897

GROSS PROFIT	29,157	26,397	86,085	75,466

OPERATING EXPENSES:
Research and development	7,022	6,664	22,753	18,474
Sales and marketing	7,058	6,976	22,329	19,488
General and administrative	6,418	6,475	18,056	18,403

Total operating expenses	20,498	20,115	63,138	56,365

INCOME FROM OPERATIONS	8,659	6,282	22,947	19,101

OTHER INCOME
Other income, net	1,600	1,917	5,214	5,223
Insurance reimbursement	—	—	663	723

Total other income	1,600	1,917	5,877	5,946

INCOME BEFORE PROVISION FOR INCOME TAXES	10,259	8,199	28,824	25,047

PROVISION FOR INCOME TAXES	2,622	1,446	6,367	5,011

NET INCOME	$7,637	$6,753	$22,457	$20,036

EARNINGS PER SHARE:
Basic	$0.25	$0.23	$0.74	$0.70

Diluted	$0.23	$0.22	$0.69	$0.65

SHARES USED IN PER SHARE CALCULATION:
Basic	30,791	28,789	30,515	28,708

Diluted	32,582	31,342	32,548	30,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,457	$20,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,325	6,040
Gain on sale of property, plant and equipment	(13)	(48)
Stock-based compensation expense	12,088	9,816
Amortization of discount on held to maturity investments	(740)	—
Deferred income taxes	776	447
Provision for (reduction in) accounts receivable and other allowances	1,303	(55)
Excess tax benefit from stock options exercised	(863)	(131)
Tax benefit associated with employee stock plans	2,557	1,133
Change in operating assets and liabilities:
Accounts receivable	(4,055)	(4,108)
Inventories	(6,793)	8,251
Prepaid expenses and other current assets	(4,988)	246
Accounts payable	3,666	1,521
Taxes payable and accrued liabilities	(2,499)	592
Deferred income on sales to distributors	1,842	673

Net cash provided by operating activities	32,063	44,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,169)	(7,026)
Release of restricted cash	1,050	—
Purchases of held-to-maturity investments	(22,803)	(15,864)
Proceeds from maturities of held-to-maturity investments	102,373	8,106

Net cash provided by (used in) investing activities	73,451	(14,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	22,775	7,705
Repurchase of common stock	(29,204)	—
Excess tax benefit from stock options exercised	863	131

Net cash (used in) provided by financing activities	(5,566)	7,836

NET INCREASE IN CASH AND CASH EQUIVALENTS	99,948	37,465
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,353	124,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$218,301	$162,402

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$80	$4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$4,666	$563

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
     While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2007, as presented in the Company’s Form 10-K, filed on March 10, 2008 with the Securities and Exchange Commission.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Cash and Cash Equivalents and Short-Term and Long-Term Investments
     The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of September 30, 2008 and December 31, 2007, the Company’s short-term investments consisted of U.S. government-backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.
Restricted Cash
     The Company has entered into a security agreement with Union Bank of California, whereby the Company has agreed to maintain $0.3 million, as of September 30, 2008, in an interest-bearing certificate of deposit (“CD”) with the bank in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. The CD is categorized as restricted cash in the Company’s condensed consolidated balance sheets. The CD bears an interest rate of 2.1%, and is renewed periodically. The current maturity for the CD is January 26, 2009. As of September 30, 2008, the Company has two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of the Company’s letters of credit or until the Company reestablishes its line of credit with the Union Bank of California.
Fair Value of Financial Instruments
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
Common Stock and Common Stock Dividends
     In February 2008, the Company announced that its board of directors had authorized the use of up to $50 million for the repurchase of the Company’s common stock. During the three and nine months ended September 30, 2008, the Company purchased 788,400 and 1,099,565 shares of its common stock, respectively, for approximately $20.2 million and $29.2 million, respectively. There is currently no expiration date for this stock repurchase plan.
     In October 2008, the Company’s board of directors authorized the use of an additional $50 million to repurchase the Company’s common stock. Repurchase activity related to this authorization will commence after the conclusion of the above-mentioned stock repurchase plan. There is currently no expiration date for this stock repurchase plan.
     On October 21, 2008, the Company’s board of directors declared a quarterly cash dividend of $0.025 cents per share, to be paid to holders of record as of the dividend record date. The Company will pay dividends on a quarterly basis beginning in the fourth quarter of 2008, and continuing through the end of 2009. The first quarterly dividend will be payable on December 31, 2008 to shareholders of record as of November 28, 2008.
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
Comprehensive Income
     Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$7,637	$6,753	$22,457	$20,036
Other comprehensive income:
Translation adjustments	(119)	51	(74)	79

Total comprehensive income	$7,518	$6,804	$22,383	$20,115

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Segment Reporting
     The Company is organized and operates as one business segment: the Company designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits (ICs) for use in electronic power supplies, also known as switched-mode power supplies (SMPS). The Company’s ICs are used primarily in AC-DC and DC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial electronics markets. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
3. STOCK PLANS AND STOCK-BASED COMPENSATION:
Stock Plans
     As of September 30, 2008, the Company had five stock-based employee compensation plans, the “Plans,” which are described below.
     2007 Equity Incentive Plan
     The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”), and amended by the board of directors on January 29, 2008. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of September 30, 2008, the maximum number of shares that may be issued under the 2007 Plan was 9,673,520 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.
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
     1997 Outside Directors Stock Option Plan
     In September 1997, the board of directors adopted the 1997 Outside Directors Stock Option Plan (the ''Directors Plan’’). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The Directors plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the board of directors. The Directors Plan provides for the automatic grant of nonstatutory stock options to non-employee directors of the Company over their period of service on the board of directors. The Directors Plan provides that each future non-employee director of the Company will be granted an option to purchase 30,000 shares of common stock on the date on which such individual first becomes a non-employee director of the Company (the ''Initial Grant’’). Thereafter, each non-employee director who has served on the board of directors continuously for 12 months will be granted an additional option to purchase 10,000 shares of common stock (an ''Annual Grant’’). Subject to an optionee’s continuous service with the Company, approximately 1/3rd of an Initial Grant will

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continuous service. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service. In the event of certain changes in control of the Company, all options outstanding under the Directors Plan will become immediately vested and exercisable in full. When all shares available for issuance under the Directors Plan are granted in December 2008, stock options for outside directors will be granted pursuant to a Directors Compensation Program established by the board of directors from the 2007 Equity Incentive Plan.
     1998 Nonstatutory Stock Option Plan
     In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of September 30, 2008, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.
     1997 Employee Stock Purchase Plan
     Under the 1997 Employee Stock Purchase Plan (the “ESPP”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the ESPP is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each two-year offering period, or (ii) the fair market value of the Company’s common stock on the semi-annual purchase date. If the fair market value of the Company’s common stock on any semi-annual purchase date within a two-year offering period is less than the fair market value per share on the first day of such offering period, then immediately following purchase of shares of the Company’s common stock on that semi-annual purchase date, participants will be automatically withdrawn from the offering period and enrolled in a new two-year offering period beginning immediately thereafter. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the ESPP, of which 1,000,000 shares were approved at the Annual Meeting of Stockholders, held on June 13, 2008. As of September 30, 2008, 1,874,440 shares had been purchased and 1,125,560 shares were reserved for future issuance under the ESPP.
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair-value recognition provisions of Statement of Financial Accounting Standards (SFAS 123R), Share-Based Payment. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and provided pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method, as provided by SFAS 123R. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2008 and 2007 includes: 1) compensation in connection with the unvested portion of all stock-based compensation awards that were granted prior to January 1, 2006, and 2) compensation related to all stock option awards granted subsequent to December 31, 2005. The Company is using the accelerated method to amortize stock options granted through December 31, 2005, over the remaining requisite service period of the stock option award, and the straight-line method for all stock options granted after December 31, 2005 over the requisite service period of the award.
     As of September 30, 2008, there was approximately $26.9 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 2.67 years. As of September 30, 2008, the total unrecognized compensation cost under the ESPP to purchase the Company’s common stock was approximately $2.6 million. The Company will amortize this cost on a straight-line basis over periods of up to 2.0 years.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In the three and nine months ended September 30, 2008, a total of $4.0 million (comprised of stock option expense of $3.3 million and ESPP expense of $0.7 million) and $12.1 million (comprised of stock option expense of $9.7 million, ESPP expense of $2.3 million and net amortized inventory costs of $0.1 million), respectively, were recorded as stock compensation expense.
     In the three and nine months ended September 30, 2007 a total of $3.9 million (comprised of stock option expense of $3.7 million and ESPP expense of $0.2 million) and $9.4 million (comprised of stock option expense of $9.1 million, ESPP expense of $0.2 million and net amortized inventory costs of $0.1 million), respectively, were recorded as stock compensation expense.
     Determining Fair Value
     The Company uses the Black-Scholes valuation method for valuing stock option grants using the following assumptions and estimates:
     Expected Volatility. The Company calculates expected volatility as a weighted average of implied volatility and historical volatility.
     Expected Term. The Company calculated the estimated expected term with the simplified method identified in SAB 107 for share-based awards granted between 1997 and 2007. Effective January 1, 2008, the Company has developed a model which uses historical exercise, cancellation and outstanding option data to calculate the expected term of stock option grants.
     Risk-Free Interest Rate. The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.
     Dividends. The Company has not paid dividends in the past and, as such, the Company used a dividend yield percentage of zero as of September 30, 2008.
     The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rates	3.11%	4.55%	2.75% - 3.16%	4.55% - 4.78%
Expected volatility rates	44%	42%	42% - 45%	42% - 44%
Expected dividend yield As reported	—	—	—	—
Expected term of stock options (years)	4.97	6.03	4.97	6.03
Weighted-average grant date fair value of options granted	$13.00	$12.02	$12.55	$12.00
     The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rates	1.88% - 4.96%	5.04%	1.88% - 4.96%	5.04%
Expected volatility rates	35% - 46%	35%	35% - 46%	35%
Expected dividend yield As reported	—	—	—	—
Expected life of purchase right (years)	1.0	1.0	1.0	1.0
Weighted-average estimated fair value of purchase rights	$9.59	$4.74	$10.55	$4.74

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes the stock-based compensation expense recognized in accordance with SFAS No. 123R for the three and nine months ended September 30, 2008 and September 30, 2007 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Stock-based compensation expense for stock options and employee stock purchases included in operations:
Cost of revenues	$386	$326	$1,277	$938
Research and development	1,396	1,088	4,021	2,649
Sales and marketing	1,243	1,452	3,886	3,317
General and administrative	1,023	1,041	2,895	2,542

Total stock-based compensation expense	$4,048	$3,907	$12,079	$9,446

     A summary of option activity under the Plans as of September 30, 2008, and changes during the nine months then ended, is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Outstanding at January 1, 2008	8,186	$21.57
Granted	1,248	30.26
Exercised	(1,082)	18.09
Forfeited or expired	(203)	21.63

Outstanding at September 30, 2008	8,149	$23.37	6.11	$25,619

Exercisable at September 30, 2008	5,600	$21.49	4.87	$24,488

Vested and expected to vest at September 30, 2008	7,797	$23.18	5.98	$25,436

     The weighted-average grant-date fair value of options granted for the three and nine months ended September 30, 2008 was $13.00 and $12.55, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $1.4 million and $13.8 million, respectively.
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

	September 30,	December 31,
	2008	2007

Raw materials	$5,525	$2,896
Work-in-process	6,204	6,662
Finished goods	14,698	10,138

	$26,427	$19,696

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. INTANGIBLE ASSETS:
     Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, which range from five to twelve years. Amortization for all acquired intangible assets was approximately $0.3 million and $0.8 million in the three and nine months ended September 30, 2008, respectively, and $0.2 million and $0.6 million in the three and nine months ended September 30, 2007, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

	September 30, 2008			December 31, 2007
	Gross
	Carrying	Accumulated	Net Intangible	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Value	Amount	Amortization	Value
Patent rights	$3,165	$(1,609)	$1,556	$3,165	$(1,339)	$1,826
Technology licenses	4,057	(1,085)	2,972	4,057	(780)	3,277
Developed Technology (1)	1,140	(122)	1,018	1,140	—	1,140
Other intangibles	37	(24)	13	37	(19)	18
Customer relationships (1)	470	(71)	399	470	—	470

Total intangible assets	$8,869	$(2,911)	$5,958	$8,869	$(2,138)	$6,731

(1)	These intangibles were acquired as a result of the Company’s acquisition of Potentia Semiconductor Corporation. See note 13, Business Combinations, for details on the acquisition.
     The estimated future amortization expense related to intangible assets at September 30, 2008 is as follows:

Estimated
Amortization
Fiscal Year	(in thousands)
2008 (remaining 3 months)	$258
2009	1,020
2010	985
2011	952
2012	764
Thereafter	1,979

Total	$5,958

6. SIGNIFICANT CUSTOMERS AND EXPORT SALES:
Customer Concentration
     Ten customers accounted for approximately 61% and 65% of net revenues for the three months ended September 30, 2008 and 2007, respectively, and 62% and 63% of net revenues for the nine months ended September 30, 2008 and 2007, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.
     The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2008	2007	2008	2007
A	18%	24%	16%	25%
B	11%	*	*	*

*	less than 10%

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Customers A and B are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s net revenues in these periods.
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to investments that are deemed to be low-risk. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2008 and December 31, 2007, approximately 64% and 66% of accounts receivable, respectively, were concentrated with the Company’s top ten customers.
     The following customers, both of which are distributors of the Company’s products, represented 10% or more of accounts receivable:

	September 30,	December 31,
Customer	2008	2007
A	13%	*
B	11%	*

*	less than 10%
Export Sales
     The Company markets its products around the world through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Hong Kong/China	34%	43%	36%	40%
Taiwan	24%	16%	23%	11%
Korea	17%	16%	15%	20%
Western Europe (excluding Germany)	10%	9%	10%	10%
Japan	4%	4%	5%	5%
Germany	3%	5%	4%	6%
Singapore	2%	2%	2%	2%
Other	1%	1%	1%	1%

Total foreign revenue	95%	96%	96%	95%

     The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States.
Product Sales
     Revenue mix by product family for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Product Family	2008	2007	2008	2007

TinySwitch	44%	51%	45%	54%
LinkSwitch	28%	21%	27%	15%
TOPSwitch	26%	26%	26%	29%
DPA-Switch	2%	2%	2%	2%

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earnings per share:
Net income	$7,637	$6,753	$22,457	$20,036

Weighted average common shares	30,791	28,789	30,515	28,708

Basic earnings per share	$0.25	$0.23	$0.74	$0.70

Diluted earnings per share:
Net income	$7,637	$6,753	$22,457	$20,036

Weighted average common shares	30,791	28,789	30,515	28,708
Effect of dilutive securities:
Stock options	1,760	2,467	1,971	2,196
Employee stock purchase plan	31	86	62	83

Diluted weighted average common shares	32,582	31,342	32,548	30,987

Diluted earnings per share	$0.23	$0.22	$0.69	$0.65

     Options to purchase 2,946,114 and 2,547,115 shares of the Company’s common stock for the three-month periods ended September 30, 2008 and 2007, respectively, and options to purchase 2,430,773 and 2,918,933 shares of the Company’s common stock in the nine-month periods ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the exercise prices of the options were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been anti-dilutive.
8. PROVISION FOR INCOME TAXES:
     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under the provisions of SFAS 109, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company also follows the guidance in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the amount that is more-likely-than-not of being sustained under the two step approach prescribed by FIN 48.
     Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company’s effective tax rates for the three months ended September 30, 2008 and 2007 were 26% and 18%, respectively. The Company’s annual estimated effective tax rates for the nine months

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ended September 30, 2008 and 2007 were 22% and 20%, respectively. The higher effective tax rate in 2008 was primarily due to the Company’s geographic world-wide income mix. The difference between the statutory rate of 35% and the Company’s effective tax rate for the third quarter of 2008 and 2007 was due primarily to the geographic distribution of the Company’s world-wide earnings, the Company’s ability to generate state R&D credits, and impacts from the settlement of certain issues related to the Company’s 2002 and 2003 IRS audits. The Company’s annual effective income tax rate may change in future periods.
     The Internal Revenue Service, or IRS, is conducting an audit of the Company’s 2002 and 2003 tax returns. The IRS has issued a number of Notices of Proposed Adjustment to these returns. Among other things, the IRS has challenged several aspects of the Company’s research and development cost-sharing arrangement, which was put into place on November 1, 2003. While the Company has agreed to and settled some of the adjustments proposed by the IRS, the Company still disputes other proposed adjustments. If the Company is not successful in defending its position, the Company could be required to pay additional taxes, penalties and interest for 2002 and 2003. The IRS has also recently begun an audit of the Company’s 2004 through 2006 tax returns.
     Although the Company files U.S. federal, U.S. state, and foreign tax returns, its major tax jurisdiction, related to tax liability, is the U.S. The Company’s tax years 2002 through 2006 remain subject to examination by the Internal Revenue Service (IRS) for U.S. federal tax purposes. During the nine months ended September 30, 2008, the Company reduced certain FIN 48 liabilities as a result of the tax settlement of certain issues with the Internal Revenue Service related to an examination for the years ended December 31, 2002 and 2003.
     There could be a significant change in the Company’s uncertain tax benefits depending on the outcome of the IRS audits; however, the Company believes that it is not reasonably possible that a settlement will be reached with the IRS within the next 12 months, and therefore is currently unable to estimate the likely outcome.
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
     The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2008. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
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

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. LEGAL PROCEEDINGS:
     On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and the Company requested that damages be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recovered from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking increased damages and attorneys fees, an accounting and interest on the damages award, and a permanent injunction. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. The Court will address the remaining post-trial motions in the coming months.
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
     On May 9, 2005, the Company filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by System General, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to the Company’s complaint. System General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing System General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing System General chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action from the President, and the ITC exclusion order is now in full effect. On December 6, 2006, System General filed a notice of appeal of the ITC decision. Briefing was completed on July 23, 2007, and the U.S. Court of Appeals heard oral argument for the Federal Circuit on November 9, 2007. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and the ITC’s decision is now final. On October 27, 2008, System General filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case. The Company has not yet responded to System General’s petition.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     On June 14, 2007, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). The Company’s complaint alleged that certain integrated circuits produced by BCD infringe certain of the Company’s patents, seeking, among other things, an order enjoining BCD from infringing on its patents and an award for damages resulting from the alleged infringement. The Company voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against Power Integrations on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. On January 25, 2008, the Company moved for a preliminary injunction against further sales of the accused BCD products based on infringement of one of the patents in suit. On September 9, 2008, the Court denied BCD’s motion to dismiss, and BCD answered the Company’s complaint on September 19, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. The Court held a hearing on the Company’s motion for preliminary injunction on October 3, 2008, and on November 4, 2008, the magistrate issued a report recommending that the Court deny the motion for preliminary injunction. Trial is set for September 2009.
     On January 18, 2008, BCD filed a complaint in the U.S. District Court, Northern District of California seeking a declaratory judgment of non-infringement and invalidity with respect to the three patents that the Company originally asserted against BCD in the Delaware action discussed above. BCD dismissed the California case on August 21, 2008 after the Delaware court denied its motion to dismiss.
     On March 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild filed a motion for a more definite statement or to dismiss the complaint in lieu of filing an answer, but the Court denied that motion on October 21, 2008. Fairchild has not yet answered the Company’s complaint.
     On October 14, 2008, Fairchild Semiconductor Corporation and Fairchild’s wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleged that the Company has and is infringing three patents pertaining to primary side power conversion integrated circuit devices. The Company has not yet answered Fairchild’s complaint.
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

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The settlement is subject to court approval. On February 1, 2008, plaintiffs filed a motion for preliminary approval of the settlement. On May 1, 2008, the Court granted plaintiffs’ motion for preliminary approval of the settlement. On July 10, 2008, the Court held a final approval hearing. On July 18, 2008, the Court issued an order and final judgment approving the settlement.
     On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of the Company’s current and former executives and members of Power Integrations’ board of directors relating to the Company’s historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates that defendants improperly backdated stock option grants, and that costs associated with the stock option grants that Power Integrations did not properly record in its financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On July 25, 2008, following the entry of the order and final judgment in the Quaco Action and pursuant to the settlement agreement, the parties submitted a stipulation to the Court requesting that the Court dismiss the action with prejudice. On July 29, 2008, the Court entered the order granting the stipulation and dismissing the action with prejudice.
     The Internal Revenue Service (“IRS”) recently completed its audit of the Company’s 2002 and 2003 tax returns. The Company and the IRS were unable to reach an agreement on certain adjustments proposed by the IRS for those years with respect to the Company’s research and development cost sharing arrangement. The Company agreed to rollover the disputed issues into the audit of the Company’s tax returns for 2004 through 2006 which is now in progress, in order to allow the IRS to further evaluate multiple year data related thereto.
     On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against the Company in the Regional Court Munich I (Germany). This complaint was received by the Company on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of the Company’s products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by the Company even though the distribution agreement did not provide for such payment. The Company will deny such claims.
     On November 5, 2008, the Company filed a demand for arbitration in San Francisco, California, against Azzurri for breach of its distribution agreement with the Company. The Company is seeking in excess of $1.25 million dollars from Azzurri that is due as a result of Azzurri’s failure to pay for goods delivered to it by the Company.
     There can be no assurance that Power Integrations will prevail in the litigation with Fairchild, Azzurri or BCD. This litigation, whether or not determined in Power Integrations’ favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, the Company is unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require Power Integrations to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.
12. RECENT ACCOUNTING PRONOUNCEMENTS:
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”) . This standard amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope or accounting for Statement No. 133. SFAS No. 161 requires qualitative, quantitative and credit-risk disclosures. Required qualitative disclosures include 1) how and why an entity is

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
using derivative instruments or hedging activity, 2) how an entity is accounting for its derivative instruments and hedging items under SFAS No. 133, and 3) how the instruments affect an entity’s financial position, financial performance and cash flow. The qualitative disclosure should include information about the fair value of the derivative instruments, including gains and losses. Credit-risk disclosures should include information about the existence and nature of credit risk related contingent features included in derivative instruments. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Assets, to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the “GAAP hierarchy”). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial statements.
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

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
14. FAIR VALUE MEASUREMENTS:
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
     The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair value hierarchy) include investment-grade corporate bonds, government, state, municipal and provincial obligations. The Company’s investments classified as Level 1 and Level 2 are held-to-maturity investments, and were valued using the amortized-cost method, which approximates fair market value.
     The Company’s $10.0 million note to its supplier, XFAB (formerly ZMD), is classified as Level 3 of the fair value hierarchy, as there is no market data for this instrument. The Company recorded the note at its face value of $10.0 million in its September 30, 2008 and December 31, 2007 balance sheets. The estimated fair value of the Company’s note to XFAB was approximately $10.0 million at September 30, 2008 and $9.9 million at December 31, 2007. The fair value was estimated using a pricing model incorporating current market rates. The Company intends to hold the note to maturity, which occurs on December 31, 2009.
     The fair value hierarchy of the Company’s marketable securities and note to supplier was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
	Balance at	Active Markets for	Other	Significant
	September 30,	Identical Assets	Observable	Unobservable
Description	2008	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Commercial paper	$195,525	$—	$195,525	$—
Money market funds	1,856	1,856	—	—
U.S. Government debt securities	2,982	—	2,982	—
Note to supplier	10,000	—	—	10,000

Total	$210,363	$1,856	$198,507	$10,000

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. SUPPLIER AGREEMENT:
     The Company entered into a wafer supply agreement amendment with one of its foundries, which amends its previous agreement with the Company. The amended agreement includes a Company prepayment of $3.1 million for raw materials. Purchases of raw material under this agreement will be made based upon future production build plans of the Company’s wafers. The Company included the prepayment in prepaid expenses and other current assets in its September 30, 2008 condensed consolidated balance sheet.
16. SUBSEQUENT EVENT:
Stock repurchase
     On October 21, 2008, the Company’s board of directors authorized the use of up to $50 million for the repurchase of the Company’s common stock. Repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors. Stock repurchases for this program are expected to commence in November 2008, and there is no expiration date for this stock repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Management’s discussion and analysis of our financial condition and results of operations (MD&A) should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the MD&A section of our Annual Report on Form 10-K for the year ended December 31, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected or implied in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A—“Risk Factors” and elsewhere in this report.
Overview
     We design, develop, manufacture and market proprietary, high voltage, analog integrated circuits (ICs) for use in electronic power supplies, also known as switched-mode power supplies (SMPS). Our ICs are used in AC-DC and DC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial electronics markets. For example, our ICs are commonly used in such products as mobile-phone chargers, desktop computers, home entertainment equipment, appliances and utility meters.
     We believe that our ICs, which combine a high-voltage transistor with low-voltage control circuitry on a monolithic chip, enable power supplies superior to those designed with alternative technologies. We differentiate our products through innovation aimed at helping our customers meet the desired performance specifications for their power supplies while minimizing complexity, component count, time-to-market and overall system cost. We have historically invested significant resources in research and development in an effort to achieve this differentiation; our R&D expenses have increased significantly in 2008, largely reflecting our efforts to expand our addressable market into high-power applications, as explained below.
     Among the key features of our ICs is our EcoSmart energy-efficiency technology, which significantly reduces the energy consumption of electronic products relative to products using less advanced power-supply technology. EcoSmart technology improves active-mode efficiency and also dramatically reduces “standby” power consumption, i.e., power used by electronic products that turned off or are otherwise idle. We estimate that EcoSmart technology has saved consumers and businesses more than $3 billion on their electricity bills since its introduction in 1998. Further, we believe that this technology is becoming an increasingly important differentiator for our products due largely to the emergence of various energy efficiency standards and specifications around the world.
     We derive virtually all of our revenues from the sale of our ICs to merchant power supply manufacturers (companies that sell power supplies to OEMs for use with the OEMs’ end products) and to OEMs who design and build power supplies for use with their own end products. The majority of our sales (62% in the nine months ended September 30, 2008) are made via distributors of electronic components. We recognize revenue on distributor sales on a “sell-through” basis, i.e., when a distributor resells our products to an end customer.
     Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region accounted for 82% of our net revenues for both of the three-month periods ended September 30, 2008 and 2007, and 82% and 79% of our sales for the nine months ended September 30, 2008 and 2007, respectively. We expect sales to Asian customers to continue to account for a large portion of our net revenues in future periods.
     Our growth strategy includes the following objectives:
•	Increase the penetration of our ICs in the “low-power” AC-DC power supply market. The vast majority of our revenue today comes from power-supply applications requiring 50 watts of output or less. We continue to introduce more advanced products that make our IC-based solutions more attractive in this market. We have also increased the size of our sales and field-engineering staff considerably over the past several years, and we continue to expand our offerings of technical documentation and design-support tools and services in order to help our customers use our ICs. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

•	Expand our addressable market to include applications requiring more than 50 watts of output. We believe we have developed new technologies that will enable us to bring the benefits of highly integrated power supplies to applications requiring more than 50 watts of output. For example, in July 2008 we announced an extension of our TOPSwitch-HX product family that, along with certain system-level innovations, enables us to address the market for power adapters used with notebook computers. We are applying significant research and development resources toward products that will address additional high-power applications.

•	Capitalize on the emerging use of light-emitting diodes (LEDs) as a lighting technology. In response to concerns about the inefficiency of incandescent lighting, policymakers in a number of countries and regions have enacted or proposed policies that could result in more rapid adoption of alternative lighting technologies such as LEDs. We believe this presents a significant opportunity for us because our ICs are used in power-supply circuitry for high-voltage LED lighting applications. We are actively marketing our products in this market.
     We believe that several trends are encouraging more rapid adoption of highly integrated power supply designs such as those enabled by our ICs. First, energy-efficiency is becoming an increasingly important design criterion for power supplies due largely to the emergence of standards and specifications that encourage, or in some cases mandate, the design of more energy-efficient electronic products. While power supplies built with competing technologies are often unable to meet these standards cost-effectively, power supplies incorporating our ICs are generally able to comply with all known efficiency specifications currently in effect. Second, higher prices for certain raw materials such as copper and iron have put upward cost pressure on many components used in power supplies; highly integrated power supplies require fewer raw materials than discrete power supplies or line-frequency transformers. Similarly, rising labor costs, particularly in Asia, are putting additional upward pressure on the cost of manufacturing power supplies. Power supplies incorporating our ICs typically use fewer components than those built with competing technologies and therefore require less labor to manufacture. To the extent that labor costs and raw material prices decline in the future, cost pressures on technologies that compete with our ICs may be lessened.
     The addressable market for our ICs has historically exhibited a modest growth rate, as growth in the unit volumes of power supplies has largely been offset by reductions in the average selling price of components in this market. Therefore, our ability to penetrate the power supply market and gain market share is generally the most important factor in determining the growth rate of our revenues, income and cash flow. However, our financial results are also impacted by external factors, particularly economic conditions and supply-chain dynamics. Our net revenues for the third quarter of 2008 were substantially the same as our net revenues for the second quarter of 2008; this compares to a growth rate of 15% for the nine months ended September 30, 2008, versus the nine months ended September 30, 2007. We believe that the slower rate of growth in the third quarter was largely attributable to weakening macroeconomic conditions which are causing a reduction in demand for end products that incorporate our ICs. Due to further weakening in the global macroeconomic environment, we expect our revenues for the fourth quarter of 2008 to decline significantly on a quarter over quarter basis as compared to the third quarter of 2008.
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
     Our critical accounting policies are as follows:
•	revenue recognition;

•	stock-based compensation;

•	estimating sales returns and allowances;

•	estimating distributor pricing credits;

•	estimating allowance for doubtful accounts;

•	estimating write-downs for excess and obsolete inventory

•	income taxes; and

•	goodwill and intangible assets.
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

Revenue recognition
     Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers from our facility in California are “delivered at frontier” (DAF). Under DAF terms, title to the product passes to the customer when the shipment reaches the destination country, and revenue is recognized at that time. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from our facility outside of the U.S. are “EX Works” (EXW), meaning that title transfers to our customer upon shipment from our foreign warehouse. Shipments to OEMs and merchant power supply manufacturers located in the Americas are “FOB-point of origin,” meaning that title is passed and revenue recognized upon shipment.
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
Stock-based compensation
     Effective January 1, 2006, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for share-based payment awards. We estimate the fair value of employee stock options and employee stock purchase rights under our Employee Stock Purchase Plan (ESPP shares) on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires us to estimate the expected terms of awards, expected stock price volatility, dividend rate, and the risk-free interest rate. These estimates, some of which are highly subjective, greatly affect the fair value of each employee stock option and ESPP share. We calculate our estimate of expected volatility for both stock options and ESPP shares using a weighted average of our historical stock price volatility and the implied volatility of our shares. Effective January 1, 2008, we have developed a model which uses historical exercise, cancelled and outstanding option data to calculate the expected life of stock option grants. We will continue to monitor the assumptions used to compute the fair value of our stock-based awards, and we will revise our assumptions as appropriate. In the event that we later determine that assumptions used to compute the fair value of our stock-based awards are inaccurate or if we change our assumptions significantly in future periods, stock-based compensation expense and, therefore, our results of operations, could be materially impacted.
Estimating sales returns and allowances
     Net revenues consist primarily of product revenues reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our distributors, and changes in customer demand and acceptance of our products. This reserve represents the gross profit on estimated future returns and is reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenues equal to the expected customer credit memo, and a corresponding credit is made to cost of revenues equal to the estimated cost of the product to be returned. The net difference, or gross margin, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and level of acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our future net revenues and cost of revenues could be adversely affected.
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
Estimating allowance for doubtful accounts
     We maintain an allowance for losses we may incur as a result of our customers’ inability to make required payments. Any increase in the allowance for doubtful accounts results in a corresponding increase in our general and administrative expenses. In establishing this allowance, and in evaluating the adequacy of the allowance for doubtful accounts each quarter, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. If the financial condition of one or more of our customers deteriorates, resulting in their inability to make payments, or if we otherwise underestimate the losses we incur as a result of our customers’ inability to pay us, we could be required to increase our allowance for doubtful accounts, which could in turn adversely affect our operating results.
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

     California Assembly Bill 1452. On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. We do not expect a significant impact to our effective tax rate or tax provision in the fourth quarter as the result of this law.
     Emergency Economic Stabilization Act of 2008. The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in our fourth quarter, which is the quarter in which the law was enacted. We are currently in the process of analyzing the impact of the new law.
Goodwill and intangible assets
     As of December 31, 2007 we recorded goodwill in the amount of $1.8 million as a result of our acquisition of Potentia Semiconductor Corporation. For details on this acquisition refer to Note 8 of our Annual Report on Form 10-K for the year ended December 31, 2007. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we will evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of SFAS No. 142 require that we perform a two-step impairment test. In the first step, we will compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill.
     SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We would present assets to be disposed of separately in the balance sheet and would report the assets at the lower of the carrying amount or fair value less costs to sell, and would no longer depreciate the assets and liabilities of a disposed group classified as held for sale. Currently, we have no impairment of long-lived assets nor any assets held for disposal.
Results of Operations
     The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Percentage of		Percentage of
	Total Net Revenues for		Total Net Revenues for
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.8	47.0	46.0	45.5

Gross profit	54.2	53.0	54.0	54.5
Operating expenses:
Research and development	13.1	13.4	14.3	13.3
Sales and marketing	13.1	14.0	14.0	14.1
General and administrative	11.9	13.0	11.3	13.3

Total operating expenses	38.1	40.4	39.6	40.7

Income from operations	16.1	12.6	14.4	13.8
Total other income	3.0	3.9	3.7	4.3

Income before provision for income taxes	19.1	16.5	18.1	18.1
Provision for income taxes	4.9	2.9	4.0	3.6

Net income	14.2%	13.6%	14.1%	14.5%

   Comparison of the Three Months and Nine Months Ended September 30, 2008 and 2007
     Net revenues. Net revenues for the three months ended September 30, 2008 were $53.8 million compared with $49.8 million for the three months ended September 30, 2007, an increase of $4.0 million, or 8%. The increase was driven primarily by further penetration of our products into the consumer, communications and industrial markets, including applications such as appliances, external adapters, flat-panel TVs, videogame consoles, cordless phones, tools and LED lighting. The increase in net revenues was driven largely by sales of our LinkSwitch products, which are targeted primarily at replacing linear power supplies. The growth in LinkSwitch sales was partially offset by lower sales of our TinySwitch products, primarily reflecting the loss of a major end customer in the communications market in 2007. We have since regained a substantial portion of this lost business with one of our LinkSwitch products.
     Net revenues for the nine months ended September 30, 2008 were $159.3 million compared with $138.4 million for the comparable period of 2007, an increase of $20.9 million or 15%. The increase was driven primarily by penetration gains across all of our major end markets.
     Revenue mix by product family was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Product Family	2008	2007	2008	2007
TinySwitch	44%	51%	45%	54%
LinkSwitch	28%	21%	27%	15%
TOPSwitch	26%	26%	26%	29%
DPA-Switch	2%	2%	2%	2%
     Approximate revenue mix by end market was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
End Market	2008	2007	2008	2007
Consumer	31%	29%	31%	30%
Communications	26%	26%	27%	27%
Computer	21%	23%	21%	21%
Industrial	15%	15%	15%	15%
Other	7%	7%	6%	7%
     International sales, which consist of sales outside of the Americas based on “ship to” customer locations, were $51.2 million in the third quarter of 2008 compared to $47.6 million for the same period in 2007, an increase of $3.6 million, or 8%. International sales represented 95% of net revenues compared to 96% in the three months ended September 30, 2008 and 2007, respectively. International sales were $152.1 million for the nine months ended September 30, 2008 compared to $131.3 million for the same period in 2007, an increase of $20.8 million, or 16%. International sales represented 96% and 95% of net revenues for the nine months ended September 30, 2008 and 2007, respectively.
     Distributors accounted for 65% of our net product sales for the three months ended September 30, 2008, while 35% of revenues were from direct sales to end customers. For the nine months ended September 30, 2008, distributors accounted for 63% of net product sales while direct sales accounted for 37%. These percentages did not change significantly compared to the same periods in 2007.
     The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2008	2007	2008	2007
A	18%	25%	16%	24%
B	11%	*	*	*

*	less than 10%
     Customers A and B are distributors of our products. No other customers accounted for 10% or more of our net revenues in those periods.

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
     Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our foundries, assembly, packaging and testing of our products by sub-contractors, and internal labor and overhead costs associated with the testing of wafers and packaged components. The table below compares gross profit for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$53.8	$49.8	$159.3	$138.4
Gross profit	$29.2	$26.4	$86.1	$75.5
Gross profit as a % of net revenue	54.2%	53.0%	54.0%	54.5%
     The increase in the gross profit margin for the three-month period was driven primarily by an increase in the percentage of revenue coming from smaller, higher-margin customers, as well as reduced manufacturing costs and unit-cost benefits associated with increased production volumes. The decrease in the gross profit margin for the nine months ended September 30, 2008 was driven primarily by an increase in higher-volume, lower margin business, in addition to a product mix consisting of a higher volume of lower margin products compared to the prior year.
     Research and development expenses. Research and development (R&D) expenses consist primarily of employee-related expenses (including stock-based compensation), expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$53.8	$49.8	$159.3	$138.4
R&D expenses	$7.0	$6.7	$22.8	$18.5
R&D expenses as a % of net revenue	13.1%	13.4%	14.3%	13.3%
     The increase in R&D expenses of $0.3 million in the third quarter ended September 30, 2008 versus the comparable period in 2007 was due primarily to increased stock based compensation expense of $0.3 million and increased salaries and related expenses of $0.6 million, partially offset by reduced bonus expenses of $0.6 million. The increase of $4.3 million in the nine month period ended September 30, 2008 versus the comparable period in 2007 was driven primarily by increased payroll and related expenses of $2.1 million, outside services of $0.3 million and stock-based compensation expenses of $1.4 million, partially offset by reduced bonus expenses of $0.3 million. The increase in R&D expenses for the three and nine month periods were driven primarily by increased headcount related to our acquisition of Potentia Semiconductor in December 2007, and the decreased bonus expense was due to a reduction in the bonus accrual resulting from a forecast reduction. We expect R&D expenses to increase gradually in absolute dollars in future periods primarily as a result of our ongoing development of new products and manufacturing technologies, as well as regular salary increases, but these expenses may fluctuate as a percentage of our net revenues.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation), commissions to sales representatives, facilities expenses including expenses associated with our regional sales offices and support offices, and field application engineering costs. The table below compares sales and marketing expenses for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$53.8	$49.8	$159.3	$138.4
Sales and marketing expenses	$7.1	$7.0	$22.3	$19.5
Sales and marketing expenses as a % of net revenue	13.1%	14.0%	14.0%	14.1%
     The increase of $2.8 million for the nine-month period was driven primarily by an increase in salaries, benefits and payroll taxes of $1.2 million, consultant expenses of $0.3 million and an increase in stock-based compensation expenses of $0.6 million. These increases were associated with growth in headcount, primarily in our sales organization, resulting from overall growth of our sales and application-support staff, in addition to our acquisition of Potentia Semiconductor in December 2007. We expect sales and marketing expenses to increase in absolute dollars in future periods because of increased investment in sales and marketing but these expenses may fluctuate as a percentage of our net revenues.
     General and administrative expenses. General and administrative (G&A) expenses consist primarily of employee-related expenses (including stock-based compensation) for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and fees for audit and tax services. The table below compares G&A expenses for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$53.8	$49.8	$159.3	$138.4
G&A expenses	$6.4	$6.5	$18.1	$18.4
G&A expenses as a % of net revenue	11.9%	13.0%	11.3%	13.3%
     For both the three- and nine-month periods ending September 30, 2008, we incurred a decrease in expenses for professional services of $1.0 million and $2.4 million, respectively, compared to the same periods in 2007. The decrease reflected the conclusion of a financial restatement and related matters in August 2007. These reductions were partially offset by bad debt expense of $1.3 million in the third quarter of 2008 associated with the receivable from a distributor who was terminated by us in December 2007 (see note 11 in our notes to condensed consolidated financial statements). For the nine-month period, reduced professional-services fees were further offset by expenses associated with our recent chief financial officer transition, and increased payroll taxes resulting from employee stock option exercises. We expect G&A expenses to continue to fluctuate in both absolute dollars and as a percentage of our revenues in future periods, due largely to fluctuations in expenses related to patent litigation in 2008. Our ongoing patent litigation is explained in Part II, Item 1 (Legal Proceedings) of this Form 10-Q.
     Other income, net. Other income, net consists primarily of interest income earned on cash and short-term investments. Other income, net, for the three and nine months ended September 30, 2008 was $1.6 million and $5.2 million, respectively, compared with $1.9 million and $5.2 million for the three and nine months ended September 30, 2007, respectively. The decrease primarily reflects lower interest rates earned on cash and short-term investments, partially offset by an increase in our cash balance year over year which resulted in more interest earned.
     Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes was $2.6 million and $1.4 million for the quarters ended September 30, 2008 and 2007, respectively. The provision for income taxes was $6.4 million for the nine months ended September 30, 2008 compared to $5.0 million in the same period in 2007. Our estimated effective tax rate was approximately 26% and 22% for the three and nine months ended September 30, 2008, respectively, compared to 18% and 20% for the same periods in 2007. The difference between the statutory rate of 35% and our effective tax rate for the third quarter of 2008 was due primarily to the geographic distribution of our earnings, which resulted in lower tax rates in foreign jurisdictions. The difference between the statutory rate of 35% and our effective tax rate for the nine months ended September 30, 2008 was due primarily to the geographic distribution of earnings as well as the settlement of certain issues related to the IRS audits of our 2002 and 2003 tax years. The difference between the statutory rate of 35% and our effective tax rates for the three and nine months ended September 30, 2007 was due primarily to international sales which are subject to lower tax rates, and the favorable effects of research and development tax credits, partially offset by permanent differences related to SFAS 123R stock option expense for foreign employees.
Liquidity and Capital Resources
     As of September 30, 2008, we had $225.5 million in cash, cash equivalents and short-term investments (including $0.3 million of restricted cash), an increase of approximately $20.0 million from December 31, 2007. We had working capital, defined as current assets less current liabilities, of $249.0 million, an increase of $34.0 million from December 31, 2007.
     We generated $32.1 million in cash from operating activities in the nine months ended September 30, 2008. This cash flow was primarily the result of net income in the amount of $22.5 million, which was reduced by non-cash expenses for stock-based compensation and depreciation and amortization, totaling $12.1 million and $7.3 million, respectively. An increase in accounts payable of $3.7 million, due primarily to the timing of payments to our inventory suppliers, also contributed to the increase in cash flows from operating activities. These increases were partially offset by uses of cash including: an increase in inventories of $6.8 million largely as a result of lower-than-expected sales in the first three quarters of 2008; a $5.0 million increase in prepaid expense and other current assets related to a prepayment to one of our wafer suppliers to secure production material and prepaid income taxes: and an increase in accounts receivable of $4.1 million primarily reflecting seasonally lower sales in December 2007 as compared to September 2008, as well as year-end collections activity in December 2007.
     In the nine months ended September 30, 2007 our operating activities generated $44.4 million in cash. This cash flow from operations was primarily the result of our net income of $20.0 million, which was reduced by non-cash expenses for stock-based compensation and depreciation and amortization, totaling $9.8 million and $6.0 million, respectively. In addition, inventories decreased by $8.3 million over the nine-month period, driven primarily by strong product sales in the third quarter. The positive cash impact of the decrease in inventories was partially offset by higher accounts receivable, which increased by $4.1 million primarily reflecting growth in our sales.
     Net cash provided by investing activities in the nine months ended September 30, 2008 was $73.5 million. Our investing activities consisted of net proceeds of $79.6 million of held-to-maturity investments and the release of restricted cash of $1.1 million, offset by purchases of property and equipment of $7.2 million. Net cash used in investing activities in the nine months ended September 30, 2007 was $14.8 million. Our investing activities consisted of net purchases of $7.8 million of held-to-maturity investments and purchases of property and equipment of $7.0 million.
     Net cash used in financing activities for the nine months ended September 30, 2008 was $5.6 million, consisting primarily of the use of $29.2 million for the repurchase of common stock, partially offset by proceeds of $22.8 million from the issuance of common stock through the exercise of stock options and the purchase of shares through our employee stock purchase program. Our net cash provided by financing activities for the nine months ended September 30, 2007 was $7.8 million consisting primarily of net proceeds of $7.7 million from the issuance of common stock through the exercise of stock options.
     In February 2008, we announced that our board of directors had authorized the use of up to $50 million for the repurchase of our common stock. During the three and nine months ended September 30, 2008, we purchased 788,400 and 1,099,565 shares of our common stock, respectively, for approximately $20.2 million and $29.2 million, respectively. This repurchase program concluded on October 31, 2008, and utilized the remaining $20.8 million to repurchase our common stock.
     In October 2008, the board of directors authorized the use of an additional $50 million to repurchase our common stock. Repurchase activity related to the authorization is expected to commence in November 2008, after the conclusion of the above-mentioned repurchase plan. There is currently no expiration date for this stock repurchase plan.

     On October 21, 2008, our board of directors declared a quarterly cash dividend of $0.025 cents per share, to be paid to holders of record as of the dividend record date. We intend to pay dividends on a quarterly basis beginning in the fourth quarter of 2008, and continuing through the end of 2009. The first quarterly dividend will be payable on December 31, 2008 to shareholders of record as of November 28, 2008.
     Our contractual obligation related to income tax, as of September 30, 2008, consisted primarily of unrecognized tax benefits of approximately $19.1 million, and was classified as deferred tax assets and long-term income taxes payable in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however it is not expected to be due within the next twelve months.
     There were no material changes outside of the ordinary course of business in the contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2007.
     In the first quarter of 2008, we entered into a security agreement with the Union Bank of California, whereby we agreed to maintain $0.4 million in an interest-bearing certificate of deposit with the bank. This balance was classified as restricted cash on our condensed consolidated balance sheet. The purpose of this agreement is to secure commercial letters of credit which we provide to our workers compensation insurance carrier as part of our insurance program. The CD was renewed on July 28, 2008, and again on October 27, 2008, and per the agreement with the bank, the amount was decreased to $0.3 million. This agreement remains in effect until the cancellation of our letters of credit. As of September 30, 2008, there were outstanding letters of credit totaling approximately $0.2 million.
     Our cash, cash equivalents and short term investments are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, most of our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of September 30, 2008 and December 31, 2007, the increase or decrease in the fair market value of our portfolio on these dates would not have been material.
     During the first nine months of 2008, a significant portion of our cash flow was generated by our operations. If our operating results were to deteriorate as a result of a decrease in customer demand for our products, severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.
Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”) . This standard amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope or accounting for Statement No. 133. SFAS No. 161 requires qualitative, quantitative and credit-risk disclosures. Required qualitative disclosures include 1) how and why an entity is using derivative instruments or hedging activity, 2) how an entity is accounting for its derivative instruments and hedging items under SFAS No. 133, and 3) how the instruments affect an entity’s financial position, financial performance and cash flow. The qualitative disclosure should include information about the fair value of the derivative instruments, including gains and losses. Credit-risk disclosures should include information about the existence and nature of credit risk related contingent features included in derivative instruments. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Assets, to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by us in the first quarter of 2009. We are currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the “GAAP hierarchy”). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material effect on our consolidated financial statements.

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
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At September 30, 2008 and December 31, 2007, we held primarily cash equivalents and short-term investments with fixed interest rates and with maturity dates of less than twelve months.
     These securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, most of our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of September 30, 2008 and December 31, 2007, the increase or decrease in the fair market value of our portfolio on these dates would not have been material.
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

Changes in Internal Control over Financial Reporting
     There has not been any change in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In the complaint, we alleged that Fairchild has and is infringing of four Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court held a claim construction hearing on February 2, 2006 and issued a claim construction order on March 31, 2006 which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of us finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, and we requested that the damages be enhanced in view of the jury’s finding on willfulness, at this stage of the proceedings we cannot state the amount, if any, which might ultimately be recovered by the Company from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in our favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and we filed post-trial motions seeking increased damages and attorneys fees, an accounting and interest on the damages award, and a permanent injunction. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. The Court will address the remaining post-trial motions in the coming months.
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
     On May 9, 2005, we filed a Complaint with the ITC under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. We filed a supplement to the complaint on May 24, 2005. We alleged infringement of our patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by System General, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to our complaint. System General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. We subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing System General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing System

General chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action form the President, and the ITC exclusion order is now in full effect. On December 6, 2006, System General filed a notice of appeal of the ITC decision. Briefing was completed on July 23, 2007, and the U.S. Court of Appeals heard oral argument for the Federal Circuit on November 9, 2007. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and the ITC’s decision is now final. On October 27, 2008, System General filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case. We have not yet responded to System General’s petition.
     On June 14, 2007, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). Power Integrations complaint alleged that certain integrated circuits produced by BCD infringe certain of our patents, seeking, among other things, an order enjoining BCD from infringing on our patents and an award for damages resulting from the alleged infringement. We voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against Power Integrations on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. On January 25, 2008, we moved for a preliminary injunction against further sales of the accused BCD products based on infringement of one of the patents in suit. On September 9, 2008, the Court denied BCD’s motion to dismiss, and BCD answered our complaint on September 19, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any of our patents and that the patents are invalid and unenforceable. The Court held a hearing on our motion for preliminary injunction on October 3, 2008, and on November 4, 2008, the magistrate issued a report recommending that the Court deny the motion for preliminary injunction. Trial is set for September 2009.
     On January 18, 2008, BCD filed a complaint in the U.S. District Court, Northern District of California seeking a declaratory judgment of non-infringement and invalidity with respect to the three patents that we originally asserted against BCD in the Delaware action discussed above. BCD dismissed the California case on August 21, 2008 after the Delaware court denied its motion to dismiss.
     On March 23, 2008, we filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild filed a motion for a more definite statement or to dismiss the complaint in lieu of filing an answer, but the Court denied that motion on October 21, 2008. Fairchild has not yet answered the Company’s complaint.
     On October 14, 2008, Fairchild Semiconductor Corporation and Fairchild’s wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against us in the United States District Court for the District of Delaware. In its complaint, Fairchild alleged that we have and are infringing three patents pertaining to primary side power conversion integrated circuit devices. We have not yet answered Fairchild’s complaint.
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
     The Internal Revenue Service (“IRS”) recently completed its audit of our 2002 and 2003 tax returns. The Company and the IRS were unable to reach an agreement on certain adjustments proposed by the IRS for those years with respect to our research and development cost sharing arrangement. We agreed to rollover the disputed issues into the audit of the Company’s tax returns for 2004 through 2006 which is now in progress, in order to allow the IRS to further evaluate multiple year data related thereto.
     On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against us in the Regional Court Munich I (Germany). We received this complaint on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of our products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by us even though the distribution agreement did not provide for such payment. We will deny such claims.
     On November 5, 2008, we filed a demand for arbitration in San Francisco, California, against Azzurri for breach of its distribution agreement with us. We are seeking in excess of $1.25 million dollars from Azzurri that is due as a result of Azzurri’s failure to pay for goods delivered to it by us.
     The legal proceedings above have also been described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. There can be no assurance that we will prevail in the litigation with Fairchild, Azzurri or BCD. This litigation, whether or not determined in our favor or settled, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, we are unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing the technology, any of which could have a material adverse effect on our business, financial condition and operating results.
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
     Some of the factors that could affect our operating results include the following:
•	the volume and timing of orders received from customers;

•	competitive pressures on selling prices;

•	we are being audited by the Internal Revenue Service, which is asserting that we owe additional taxes relating to a number of items;

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors or to the economic environment, including the current economic downturn and the credit crisis (which we expect to cause our revenues to decrease);

•	the inability to adequately protect or enforce our intellectual property rights;

•	the volume and timing of orders placed by us with our wafer foundries and assembly subcontractors;

•	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	expenses we incur related to stock-based compensation may increase if we are required to change our assumptions used in the Black-Scholes model;

•	expenses we are required to incur (or choose to incur) in connection with our litigation against Fairchild Semiconductor and BCD;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen;

•	the licensing of our intellectual property to one of our wafer foundries;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention of qualified personnel in a competitive market;

•	changes in environmental laws and regulations; and

•	earthquakes, terrorists acts or other disasters.
     For example, we believe that the current economic climate is the principal reason why our revenues ceased to grow from the second to the third quarter of 2008, and will cause our revenues to decline in the fourth quarter of 2008 compared to the third quarter of 2008.
     *We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 62%, of our net revenues for the nine months ended September 30, 2008. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.
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
     *If demand for our products declines in our major end markets, our net revenues will decrease. A limited number of applications of our products, such as cellphone chargers, standby power supplies for PCs, and power supplies for home appliances comprise a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been impacted by economic downturns in the past. Any economic slowdown in the end markets that we serve could cause a slowdown in demand for our ICs; for example, the current economic/credit crisis will have such an effect. We believe that the current economic climate is the principal reason why our revenues ceased to grow from the second quarter to the third quarter in 2008, and will cause our revenues to decline in the fourth quarter of 2008 compared to the third quarter of 2008. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.

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
     *We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business may suffer. We have supply arrangements for the production of wafers with MEI, OKI, XFAB and Epson. Our contracts with these suppliers expire in June 2010, April 2013, December 2009 and December 2010, respectively. Although certain aspects of our relationships with MEI, OKI (purchased by Rohm Co. of Japan as of October 1, 2008), XFAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with MEI, OKI, XFAB and Epson in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, MEI, XFAB or Epson could harm our business. We estimate that it would take nine to 18 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.
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
     *Changes in assumptions used for our Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), calculation may increase our stock-based compensation expense. We determine the value of stock options granted using the Black-Scholes model. This model requires that we make certain assumptions, including an estimate of our expected life of stock options. Historically we have used the simplified method, in accordance with Staff Accounting Bulletin 107, or SAB 107, to calculate the expected life of stock option grants. This method assumes all options will be exercised midway between the vesting date and the contractual term of the option. Effective January 1, 2008, we have developed a model which uses historical exercise, cancelled and outstanding option data to calculate the expected life of stock option grants. As a result of our analysis, the expected life based on the historical trends yielded a decrease in the expected life for 2008 (which had the effect of decreasing the estimated fair value of stock options granted during the first quarter). However, as the company is required to continually analyze the data, option holders’ exercise behavior will have an impact on the outcome of the expected life analysis and, therefore, may result in substantially higher stock-based compensation expenses. These changes in assumptions may have a material adverse effect on our U.S. GAAP operating results and could harm our stock price.
     If we do not prevail in our litigation against Fairchild Semiconductor and BCD we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of proprietary rights. We are in patent litigation with each of Fairchild Semiconductor and BCD Semiconductor Manufacturing Limited, and the outcome of this litigation is uncertain. While Fairchild has been found to willfully infringe four of our patents, and those patents have been found valid by a jury, there can be no assurance that we will be successful in obtaining financial damages or an injunction against the infringing products. In addition, there is no assurance that we will be successful in obtaining financial damages or an injunction against all BCD products that infringe our patents. We have incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits. Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.
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
     *Matsushita has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Matsushita, which expired in June 2005, Matsushita has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Matsushita does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Matsushita’s sales through June 2009 at a reduced rate. Royalty revenues were less than 1% of total net revenues in both of the nine months ended September 30, 2008 and 2007. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Matsushita will not use the technology rights to continue to develop and market competing products.
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
     Our products must meet exacting specifications, and undetected defects and failures may occur which may cause customers to return or stop buying our products. Our customers generally establish demanding specifications for quality, performance and reliability, and our products must meet these specifications. ICs as complex as those we sell often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments. We have, from time to time in the past, experienced product quality, performance or reliability problems. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support and customer expenses, delays in or cancellations or rescheduling of orders or shipments and product returns or discounts, any of which would harm our operating results.
     *Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 96% of our net revenues for the nine months ended September 30, 2008, and 95% for the year ended December 31, 2007. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:
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
     We have adopted anti-takeover measures which may make it more difficult for a third party to acquire us. Our board of directors may issue up to 2,925,000 shares of preferred stock and determine the price, rights, preferences and privileges of those preferred shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance` of shares of preferred stock, while potentially providing flexibility in connection with possible acquisitions and for other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intention to issue shares of preferred stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar Value of
			Shares Purchased	Shares that May Yet be
	Total Number	Average	as Part of Publicly	Repurchased Under the
	of Shares	Price Paid	Announced Plans	Plans
Period	Purchased (1)	Per Share	or Programs	or Programs (in millions)
July 1 to July 31, 2008	58,500	$30.00	58,500	$39.3
August 1 to August 31, 2008	181,500	$28.35	181,500	$34.2
September 1 to September 30, 2008	548,400	$24.32	548,400	$20.8

Total	788,400		788,400

(1)	On February 6, 2008, we announced that our board of directors had authorized the use of up to $50 million for the repurchase of shares of our common stock. During the three months ended September 30, 2008, we purchased 788,400 shares of our common stock for approximately $20.2 million. There is currently no expiration date for this stock repurchase plan. In October 2008, we announced that our board of directors had authorized the use of up to an additional $50 million for the repurchase of shares of our common stock. This amount is not reflected in the table above, as it occurred after the end of the quarter.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     On November 5, 2008, Power Integrations entered into an Executive Officer Benefits Agreements with Bill Roeschlein, Chief Financial Officer of Power Integrations. The Executive Officer Benefits Agreements provides for certain benefits, as described below, including:
•	acceleration of vesting of stock options upon a change of control of Power Integrations,

•	severance benefits in the event of termination of employment by Power Integrations without cause or resignation by the officer for good reason within 18 months after a change of control,

•	severance benefits in the event of termination of employment by Power Integrations without cause or resignation by the officer for good reason, and

•	retirement benefits.
     During the first year of Mr. Roeschlein’s employment, the benefits under the Executive Officer Benefits Agreement would not be available to Mr. Roeschlein other than benefits in the event of a change of control. Otherwise, the Executive Officer Benefits Agreement is in the standard form as previously filed with the Securities and Exchange Commission, and as described in Power Integrations’ latest definitive proxy statement.
ITEM 6. EXHIBITS
     See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: November 6, 2008	By:	/s/ BILL ROESCHLEIN

Bill Roeschlein
Chief Financial Officer ( Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.4	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999 (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.5	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001 (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005.*

10.2	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008.*

10.3	Transition and Separation Agreement with Rafael Torres, executed July 23, 2008 (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on July 25, 2008, SEC File No. 000-23441.)

10.4	Director Equity Compensation Program

10.5	Forms of Stock Option Agreements to be used in Director Equity Compensation Program.

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
     All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

*	Confidential treatment has been requested for portions of this exhibit.

**	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Form 10-Q, are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.