Form 10-K
period 2008-12-31
POWER INTEGRATIONS INC
filed 2009-03-02
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number 0-23441

POWER INTEGRATIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5245 Hellyer Avenue, San Jose, California	95138-1002
(Address of principal executive offices)	(Zip code)
(408) 414-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market, Inc.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES ☐ NO ☑
     The aggregate market value of registrant’s voting and non-voting common stock held by non affiliates of registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $743,045,049, based upon the closing sale price of the common stock as reported on The NASDAQ Global Market. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
     Outstanding shares of registrant’s common stock, $0.001 par value, as of February 20, 2009: 26,901,050.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2009 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

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

     PART I
     TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, Hiper PLC and PI Expert are trademarks of Power Integrations, Inc.
     Item 1. Business.
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
     We believe our patented TOPSwitch ICs, introduced in 1994, were the first highly integrated power conversion ICs to achieve widespread market acceptance. Since the introduction of TOPSwitch, we have introduced a number of families of IC products that enable us to address 70% of the AC-DC power supply market as well as high-voltage DC-DC applications. Since introducing TOPSwitch in 1994, we have shipped approximately 3.3 billion ICs.
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
     Early attempts to replace discrete switchers with IC-based switchers did not achieve widespread acceptance in the marketplace because these integrated switchers were not cost-effective. In 1994 we introduced TOPSwitch, the industry’s first cost-effective high-voltage IC for switched-mode AC-DC power supplies.

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
     Our highly integrated ICs, used in combination with our patented power-supply design techniques, enable the design and production of switchers that use up to 70% fewer components compared to discrete switchers. For example, our ICs provide safety and reliability features such as thermal and short-circuit protection, while discrete switchers must include additional components, and therefore incur additional cost, to provide these functions. Switchers that incorporate our ICs are also smaller, lighter, and more portable than comparable power supplies built with linear transformers, which are still used in many low-power applications.
•	Improved Efficiency
     Our patented EcoSmart technology, introduced in 1998, improves the energy efficiency of electronic devices during normal operation as well as standby and “no-load” conditions. This technology enables manufacturers to cost-effectively meet the growing demand for energy-efficient products, and to comply with increasingly stringent energy-efficiency requirements.
•	Reduced Time-to-Market
     Our integrated circuits make power supply designs simpler and more suitable for high-volume manufacturing compared to discrete switchers. We also provide automated design tools and reference designs that reduce time-to-market and product development risk.
•	Wide Power Range and Scalability
     We estimate that products in our current IC families can address a power range encompassing more than 70 percent of the AC-DC power supply market, as well as certain high-voltage DC-DC applications. Within each of our product families, the designer can scale up or down in power to address a wide range of designs with minimal design effort.
     Energy Efficiency
     Linear transformers and many discrete switchers draw significantly more electricity than the amount needed by the devices they power. As a result, billions of dollars worth of electricity is wasted each year, and millions of tons of greenhouse gases are unnecessarily produced by power plants. Energy waste occurs during both normal operation of a device and in standby mode, when the device is performing little or no useful function. For example, computers and printers waste energy while in “sleep” mode. TVs and DVD players that are turned off by remote control consume energy while awaiting a remote control signal to turn them back on. A cellphone charger left plugged into a wall outlet continues to draw electricity even when not connected to the phone (a condition known as “no-load”). Many common household appliances, such as microwave ovens, dishwashers and washing machines, consume power when not in use. One study has estimated that standby power alone amounts to as much as ten percent of residential energy consumption in developed countries.
     Lighting is another major source of energy waste. Less than five percent of the energy consumed by traditional incandescent light bulbs is converted to light, while the remainder is wasted as heat. The Alliance to Save Energy estimates that a conversion to efficient lighting technologies such as compact fluorescent bulbs and light-emitting diodes, or LEDs, could save as much as $18 billion worth of electricity and 158 million tons of carbon dioxide emissions per year in the U.S. alone.

     As concerns about the environmental impact of carbon emissions continue to mount, policymakers are taking action to promote energy efficiency. For example, the ENERGY STAR program and the European Union Code of Conduct encourage manufacturers of electronic devices such as home appliances, DVD players, computers, TVs and external power supplies to comply with voluntary energy-efficiency standards. In 2007, the California Energy Commission, or CEC, implemented mandatory efficiency standards for external power supplies. The CEC standards were implemented nationwide in July 2008 as a result of the Energy Independence and Security Act of 2007 (EISA). Similar standards have been proposed or adopted in the European Union, Australia and New Zealand. The EISA also requires substantial improvements in the efficiency of lighting technologies beginning in 2012; these new rules are expected to result in increased adoption of compact fluorescent and LED technologies for general lighting. Plans to phase out incandescent lamps have also been announced in Canada, Australia and Europe.
     Our EcoSmart technology, introduced in 1998, dramatically improves the efficiency of electronic devices, reducing waste in both operating and standby modes. We believe that this technology allows manufacturers to meet all current and proposed worldwide energy-efficiency regulations for electronic products. Our ICs can also be utilized in power conversion circuitry, or ballasts, for LED lighting, an emerging application for our technology. We estimate that our technology has saved more than $3.2 billion in electricity costs worldwide since 1998.
     Products
     Below is a brief description of our products:
*	TOPSwitch
     TOPSwitch, our first commercially successful product family, was introduced in 1994. In September 2007, we introduced TOPSwitch-HX, the fifth generation of the TOPSwitch family of products. TOPSwitch-HX incorporates the features offered in earlier TOPSwitch products as well as new features such as a multi-mode control scheme that provides highly efficient operation across the entire load range, eliminating the need for a separate standby power supply in some applications. TOPSwitch-HX addresses applications such as set-top boxes, DVD players, desktop computers, LCD monitors, and power adapters for notebook computers.
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
     In March 2006 and May 2007, respectively, we introduced PeakSwitch and TinySwitch-PK, extensions of the TinySwitch family targeted at applications requiring a high peak-to-average power ratio, such as printers and audio amplifiers. These products supply momentary bursts of peak power by automatically increasing the switching frequency of the IC’s integrated metal oxide semiconductor field effect transistor, or MOSFET, for several milliseconds before returning to continuous-mode operation. This approach allows the use of transformers, capacitors and other components sized for the power supply’s average continuous power rather than its peak power level.
*	LinkSwitch
     We introduced the LinkSwitch family of products in September 2002, followed by the LinkSwitch-TN, LinkSwitch-XT and LinkSwitch-LP family extensions. Deriving its name from the phrase “linear-killer switch,” LinkSwitch is the industry’s first highly integrated high-voltage power conversion IC designed specifically to replace linear transformers. Applications for LinkSwitch include low-power adapters and chargers for personal electronics such as cellphones, cordless phones, digital cameras, and MP3 players. LinkSwitch is also used in a wide range of other applications, including home appliances and industrial applications.

     LinkSwitch-II, our second-generation LinkSwitch, was introduced in 2008, followed by the LinkSwitch-CV extension of the LinkSwitch-II family. These products utilize highly accurate primary-side regulation technology to eliminate secondary feedback circuitry in a power supply, thereby reducing system cost and improving energy efficiency.
*	HiperPLC
     We introduced HiperPLC in December 2008. HiperPLC, our first product designed for applications requiring more than 200 watts, integrates a resonant power supply controller and power-factor-correction circuitry on a single chip, which is combined with high-voltage drivers in a single package. Applications for HiperPLC include main power supplies for flat-panel TVs and high-efficiency PCs and servers, LED street lights, and industrial controls.
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
     Revenue mix by product family for the years ended December 31, 2008, 2007 and 2006 was approximately as follows:

	Years Ended December 31,
Product Family	2008	2007	2006
TinySwitch	44%	52%	53%
TOPSwitch	25%	28%	36%
LinkSwitch	29%	18%	9%
DPA-Switch	2%	2%	2%
     Markets and Customers
     Our strategy is to target markets that can benefit the most from our highly integrated power conversion ICs. The following chart shows the primary applications of our products in power supplies in several major market categories.

Market Category	Primary Applications
• Communications	Cellphone chargers, cordless phones, broadband modems, power-over-Ethernet devices including voice-over-IP phones, other network and telecom gear

• Consumer	Set-top boxes for cable and satellite services, digital cameras, DVD players, LCD TVs, major appliances, personal care and small appliances, audio amplifiers

• Computer	Standby power for desktop PCs and servers, LCD monitors, printers, LCD projectors, adapters for notebook computers

• Industrial Electronics	Industrial controls, utility meters, motor controls, uninterruptible power supplies, emergency lighting, LED lighting
     Revenue by our end market categories for 2008 was approximately 30 percent consumer, 28 percent communications, 21 percent computer, 15 percent industrial electronics and 6 percent other markets.
     Sales, Distribution and Marketing
     We sell our products to original equipment manufacturers, or OEMs, and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors. We have sales offices in California, Georgia and Illinois, as well as in England, France, Germany, Italy, India, China, Japan, Korea, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 37%, 36% and 37% of our net product revenues for 2008, 2007 and 2006, respectively, while sales through distributors accounted for approximately 63%, 64% and 63% for 2008, 2007 and 2006, respectively. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and sales representatives and distributors can discontinue marketing any of our products at any time.
     Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 60%, 62% and 58% of our net revenues for 2008, 2007 and 2006, respectively. For 2008, 2007 and 2006, respectively, one distributor, Avnet, accounted for approximately 16%, 23% and 23% of our net revenues, respectively. No other customers accounted for more than 10% of net revenues during these years. In 2008, 2007 and 2006, respectively, sales to customers in the United States accounted for approximately 4%, 4% and 6% of our net revenues, respectively. See Note 2, “Summary of Significant Accounting Policies,” in our notes to consolidated financial statements regarding sales to customers located in foreign countries. See our consolidated financial statements regarding total revenues and profit or loss for the last three fiscal years.
     We are subject to certain risks stemming from the fact that most of our manufacturing, and most of our customers, are located in foreign jurisdictions. Risks related to our foreign operations are set forth in Item 1A of this Annual Report on Form 10-K, and include: potential weaker intellectual property rights under foreign laws; the burden of complying with foreign laws; and foreign-currency exchange risk.
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
     Technology
     High-Voltage Transistor Structure and Process Technology — We have developed a patented silicon technology that uses a proprietary high-voltage MOS transistor structure and fabrication process. This technology enables us to integrate high-voltage n-channel transistors and industry-standard CMOS and bipolar control circuitry on the same monolithic IC. Both the IC device structure and the wafer fabrication process contribute to the cost-effectiveness of our high-voltage technology. In 2000, we introduced an improved high-voltage technology that further reduced the silicon area of our devices by using dual-conduction layers. In 2004, we made additional improvements to our technology to further shrink the silicon area of our ICs. Our high-voltage ICs are implemented on low-cost silicon wafers using standard 5 V CMOS silicon processing techniques with a relatively large feature size of between 1.5 and 3 microns.
     IC Design and System Technology — Our IC designs combine complex control circuits and high-voltage transistors on the same monolithic IC. Our IC design technology takes advantage of our high-voltage process to minimize the die size of both the high-voltage device and control circuits and improve the performance of our ICs versus competing integrated technologies. We have also developed extensive expertise in the design of switching power supplies, resulting in innovative circuit topologies and design techniques that reduce component count and system cost, increase system performance, and improve energy efficiency compared to alternative approaches.
     Research and Development
     Our research and development efforts are focused on improving our high-voltage device structures, wafer fabrication processes, analog circuit designs and system-level architectures. We seek to introduce new products to expand our addressable markets, further reduce the costs of our products, and improve the cost-effectiveness and functionality of our customers’ power supplies. We have assembled a team of highly skilled engineers to meet our research and development goals. These engineers have expertise in high-voltage device structure and process technology, analog design, and power supply system architecture. In December 2007, we augmented our research and development engineering team through the acquisition of Potentia Semiconductor Corporation, or Potentia, an early-stage developer of power-conversion ICs for high-power AC-DC power supplies.

     In 2008, 2007 and 2006, we incurred costs of $36.9 million, $25.2 million and $24.4 million, respectively, for research and development, including expenses related to stock-based compensation. Our research and development expenses for 2008 increased significantly due to the acquisition of Potentia on December 31, 2007, as well as accelerated stock-based compensation expenses associated with the repurchase of employee stock options via a tender offer conducted in December 2008. We expect to continue to invest significant funds in research and development activities.
     Intellectual Property and Other Proprietary Rights
     We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. As of December 31, 2008, we held 245 U.S. patents and had received foreign patent protection on these patents resulting in 138 foreign patents. The U.S. patents have expiration dates ranging from 2009 to 2027. We also hold trademarks in the U.S. and various other countries including Taiwan, Korea, Hong Kong, China, Europe and Japan.
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
     We granted a perpetual, non-transferable license to Matsushita Electric Industrial Co, Ltd., or Panasonic, to use our semiconductor patents and other intellectual property for our current high-voltage technology under a Technology License Agreement. This license allows Panasonic to manufacture and design products for internal use and for sale or distribution to other Japanese companies and their subsidiaries in Asia. In exchange for its license rights, Panasonic has paid and will continue to pay royalties on products using the licensed technology through June 2009.
     The Technology License Agreement with Panasonic expired in June 2005 and has not been renewed. As a result, Panasonic’s right to use our technology does not include technology developed after June 2005. Panasonic may continue to sell products based on technology covered by the license agreement prior to its expiration, and will continue to pay us royalties on the sale of these products through June 2009. Panasonic may sell products based on technology covered by the Technology License Agreement without payment of royalties after June 2009.
     Our long-lived assets consist of property and equipment and intangible assets. Our intangible assets are comprised of licenses, patents and goodwill. Our intangible assets are located in the United States and Canada and are split 77% and 23%, respectively. See Note 2, “Summary of Significant Accounting Policies,” in our notes to consolidated financial statements regarding total intangible assets and property and equipment located in foreign countries.
     Manufacturing
     To manufacture our wafers, we contract with four foundries: (1) OKI Electric Industry, or OKI, (2) Seiko Epson Corporation, or Epson, (3) XFAB Dresden GmbH & Co KG, or XFAB, (a wholly owned subsidiary of X-FAB Semiconductor Foundries AG), and (4) Panasonic. These contractors manufacture our wafers at foundries located in Japan and Germany. Our products are assembled and packaged by independent subcontractors in China, Malaysia, Thailand and the Philippines. We perform testing at our facility in San Jose, California, and through our packaging subcontractors in Asia. Our fabless manufacturing model enables us to focus on our engineering and design strengths, minimize fixed costs on capital expenditures and still have access to high-volume manufacturing capacity. Our products do not require leading-edge process geometries for them to be cost-effective, and thus we can use our foundries’ older, low-cost facilities for wafer manufacturing. However, because of our highly sensitive process, we must interact closely with our foundries to achieve satisfactory yields. We utilize both proprietary and standard IC packages for assembly. Some of the materials used in our packages and aspects of assembly are specific to our products. We require our assembly manufacturers to use high-voltage molding compounds which are more difficult to process than industry standard molding compounds. We will remain heavily involved with our contractors on an active engineering basis to maintain and improve our manufacturing processes.

     Our wafer supply agreements with Panasonic, OKI, Epson and XFAB expire in June 2010, April 2018, December 2010 and December 2009, respectively. Under the terms of our agreement with Panasonic, we establish, by mutual agreement, minimum production capacity to be made available by Panasonic for the production of our wafers, and we supply Panasonic with monthly orders and rolling six-month forecasts on a monthly basis. We also establish pricing by good faith arrangements, subject to our right to most-favored pricing. Under the terms of the OKI agreement, OKI has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by OKI and us. Our agreements with both Panasonic and OKI provide for the purchase of wafers in Japanese yen. The two agreements allow for mutual sharing of the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the Epson agreement, Epson has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Epson and us. The agreement with Epson also requires us to supply Epson with rolling six-month forecasts on a monthly basis. Our agreement with Epson provides for the purchase of wafers in U.S. dollars, however, we do share the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the XFAB agreement, XFAB has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by XFAB and us. The agreement with XFAB also requires us to supply XFAB with rolling six-month forecasts on a monthly basis. Our purchases of wafers from XFAB are denominated in U.S. dollars.
     Although certain aspects of our relationships with Panasonic, OKI, Epson and XFAB are contractual, some important aspects of these relationships are not written in binding contracts and depend on the suppliers’ continued cooperation. We cannot assure that we will continue to work successfully with Panasonic, OKI, Epson or XFAB in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that any of them will not seek an early termination of their wafer supply agreement with us. Our operating results could suffer in the event of a supply disruption with OKI, Panasonic, Epson or XFAB if we were unable to quickly qualify alternative manufacturing sources for existing or new products or if these sources were unable to produce wafers with acceptable manufacturing yields.
     We typically receive shipments from our foundries approximately four to six weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers four weeks before the desired ship date to our customers. As a result of these factors and the fact that customers’ orders can be placed with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. We carry a substantial amount of wafer and finished goods inventory to help offset these risks and to better serve our markets and meet customer demand.
     Competition
     Competing alternatives to our high-voltage ICs include monolithic and hybrid (i.e., single-package) products from companies such as Fairchild Semiconductor, STMicroelectronics, Infineon, ON Semiconductor and Sanken Electric Company, as well as PWM controller chips paired with discrete high-voltage bipolar transistors and MOSFETs, which are produced by a large number of vendors. Self-oscillating switchers, built with discrete components supplied by numerous vendors, are also commonly used. For some applications, line-frequency transformers are also a competing alternative to designs utilizing our ICs.
     Generally, our products enable customers to design power supplies with total bill-of-materials (BOM) costs similar to those of competing alternatives. As such, the value of our products is influenced by the prices of discrete components, which fluctuate in relation to market demand, raw-material prices and other factors, but have generally decreased over time.
     While we vary the pricing of our ICs in response to fluctuations in prices of alternative solutions, we also compete based on a variety of other factors. Most importantly, the highly integrated nature of our ICs enables power supply designs that utilize fewer total components than comparable discrete designs or designs using other integrated or hybrid products. This enables power supplies to be designed more quickly and manufactured more efficiently and reliably than competing designs. To the extent that successive generations of our products enable further reductions in component count or other BOM cost savings, we are able to offset a portion of any price pressure caused by declines in prices for alternative solutions.
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
     Employees
     As of December 31, 2008, we employed 402 full time personnel, consisting of 87 in manufacturing, 132 in research and development, 150 in sales, marketing and applications support, and 33 in finance and administration.
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
     Executive Officers of the Registrant
     As of February 20, 2009, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	54
Douglas Bailey	Vice President, Marketing	42
Derek Bell	Vice President, Engineering	65
Bruce Renouard	Vice President, Worldwide Sales	48
Bill Roeschlein	Chief Financial Officer and Secretary	39
John Tomlin	Vice President, Operations	61
Clifford J. Walker	Vice President, Corporate Development	57
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
     Bill Roeschlein has served as our vice president, chief financial officer and corporate secretary since June 2008. From September 2006 to June 2008, he served as vice president and chief financial officer of Selectica, Inc., a provider of sales configuration and contract management software solutions. From March 2005 to September 2006, he was vice president of finance and corporate controller of Ultra Clean Holdings, Inc., a contract manufacturer serving the semiconductor capital equipment industry. From 2002 to 2005, Mr. Roeschlein was a financial controller at Asyst Technologies, a fab automation company. Previously, Mr. Roeschlein held financial management positions with Hewlett-Packard and Coopers & Lybrand. Mr. Roeschlein is a Certified Public Accountant, and has an M.B.A. from Cornell University and a B.A. from the University of California, Los Angeles.
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

     Item 1A. Risk Factors.
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
     Some of the factors that could affect our operating results include the following:
•	the volume and timing of orders received from customers;

•	competitive pressures on selling prices;

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors or to the economic environment, including the current economic downturn and the credit crisis (which has caused our revenues to decrease);

•	we are being audited by the Internal Revenue Service, which is asserting that we owe additional taxes relating to a number of items;

•	the inability to adequately protect or enforce our intellectual property rights;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen;

•	the volume and timing of orders placed by us with our wafer foundries and assembly subcontractors;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	expenses we incur related to stock-based compensation may increase if we are required to change our assumptions used in the Black-Scholes model;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigation against Fairchild Semiconductor and others;

•	the licensing of our intellectual property to one of our wafer foundries;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention of qualified personnel in a competitive market;

•	changes in environmental laws and regulations; and

•	earthquakes, terrorists acts or other disasters.

     We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 60%, of our net revenues for the year ended December 31, 2008. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.
     Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2009 to 2027. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.
     If demand for our products declines in our major end markets, our net revenues will decrease. A limited number of applications of our products, such as cellphone chargers, standby power supplies for PCs, and power supplies for home appliances comprise a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been impacted by economic downturns in the past. Any economic slowdown in the end markets that we serve could cause a slowdown in demand for our ICs; for example, the current economic/credit crisis will have such an effect. We believe that the current economic climate is the principal reason why our revenues ceased to grow from the second quarter to the third quarter in 2008, and caused our revenues to decline in the fourth quarter of 2008 compared to the third quarter of 2008. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.
     We are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of items, and if we are not successful in defending our position we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States Federal income tax returns for fiscal years 2002 and 2003, the IRS proposed a material adjustment related to our research and development cost-sharing arrangement. We are disputing the proposed adjustment, but at the request of the IRS, we agreed to rollover the disputed proposed adjustment into the audit of our United States Federal income tax returns for fiscal years 2004 through 2006, which are currently under audit. While the IRS has not completed its audit for these years, we anticipate that it will again propose an adjustment related to our research and development cost-sharing arrangement. Resolution of this matter could take considerable time, possibly years.
     We believe the IRS’s position with respect to the proposed adjustment related to our research and development cost-sharing arrangement is inconsistent with applicable tax law, and that we have a meritorious defense to our position. Accordingly, we intend to continue to challenge the IRS’s position on this matter vigorously. While we believe the IRS’s asserted position on this matter is not supported by applicable law, we may be required to make additional payments in order to resolve this matter. If this matter is litigated and the IRS is able to successfully sustain its position, our results of operations and financial condition could be materially and adversely affected.
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
     Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, may impact our gross margin. The contract prices to purchase wafers from Panasonic and OKI are denominated in Japanese yen, and the contract prices to purchase wafers from Epson is denominated in U.S. dollars. The agreements with these three vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen could subject our gross profit and operating results to the potential for material fluctuations.
     We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business may suffer. We have supply arrangements for the production of wafers with Panasonic, OKI, XFAB and Epson. Our contracts with these suppliers expire in June 2010, April 2013, December 2009 and December 2010, respectively. Although certain aspects of our relationships with Panasonic, OKI (purchased by Rohm Co. of Japan as of October 1, 2008), XFAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Panasonic, OKI, XFAB and Epson in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, Panasonic, XFAB or Epson could harm our business. We estimate that it would take nine to 18 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.
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
     Changes in assumptions used for our Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), calculation may increase our stock-based compensation expense. We determine the value of stock options granted using the Black-Scholes model. This model requires that we make certain assumptions, including an estimate of our expected life of stock options. Historically we have used the simplified method, in accordance with Staff Accounting Bulletin 107, or SAB 107, to calculate the expected life of stock option grants. This method assumes all options will be exercised midway between the vesting date and the contractual term of the option. Effective January 1, 2008, we have developed a model which uses historical exercise, cancelled and outstanding option data to calculate the expected life of stock option grants. As a result of our analysis, the expected life based on the historical trends yielded a decrease in the expected life for 2008 (which had the effect of decreasing the estimated fair value of stock options granted during 2008). However, as the company is required to continually analyze the data, option holders’ exercise behavior will have an impact on the outcome of the expected life analysis and, therefore, may result in substantially higher stock-based compensation expenses. These changes in assumptions may have a material adverse effect on our U.S. GAAP operating results and could harm our stock price.
     If we do not prevail in our litigation against Fairchild Semiconductor and System General, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use certain technologies. We are involved in patent litigation with Fairchild Semiconductor and its wholly-owned subsidiary, System General, and the outcome of this litigation is uncertain. See Item 3, Legal Proceedings. While Fairchild has been found to infringe four of our patents, and those patents have been found valid by a jury and enforceable by the Court, there can be no assurance that we will be successful in obtaining financial damages or injunctive relief against infringing products. Moreover, should we ultimately lose on Fairchild and System General’s counterclaims for patent infringement, or if an injunction is issued against us while an appeal is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed. We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.
     Panasonic has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Panasonic, which expired in June 2005, Panasonic has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Panasonic does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Panasonic’s sales through June 2009 at a reduced rate. Royalty revenues were less than 1% of total net revenues in both of the twelve months ended December 31, 2008 and 2007. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Panasonic will not use the technology rights to continue to develop and market competing products.

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
     Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 96% of our net revenues for the year ended December 31, 2008, 95% of our net revenues for the year ended December 31, 2007, and 93% for the year ended December 31, 2006. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:
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
     Item 1B. Unresolved Staff Comments.
     Not applicable.
     Item 2. Properties.
     We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California. In addition to our facility in San Jose, we also lease an administrative office in Singapore and sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our company for the foreseeable future.

     Item 3. Legal Proceedings.
     On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in our favor finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, at this stage of the proceedings we cannot state the amount, if any, which it might ultimately recovered from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in our favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and we filed post-trial motions seeking a permanent injunction and increased damages and attorneys fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6,116,720, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying our motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction. On January 15, 2009, we filed a motion asking the Court to set a schedule for resolving the issue of willful infringement. The Courts will address these remaining issues in the coming months.
     On May 9, 2005, we filed a Complaint against System General Corporation with the U.S. International Trade Commission (“ITC”) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. We filed a supplement to the complaint on May 24, 2005. We alleged infringement of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by System General, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to our complaint. System General filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. We subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing System General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing System General chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action from the President, and the ITC exclusion order is now in full effect. System General appealed the ITC decision, and on November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects. On October 27, 2008, System General filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case. We responded to System General’s petition, and the matter is currently under submission.
     On June 14, 2007, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). Our complaint alleged that certain integrated circuits produced by BCD infringe certain of our patents, seeking, among other things, an order enjoining BCD from infringing on its patents and an award for damages resulting from the alleged infringement. We voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the

United States District Court for the District of Delaware on October 15, 2007. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against Power Integrations on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. On September 9, 2008, the Court denied BCD’s motion to dismiss, and BCD answered our complaint on September 19, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. The parties held a mediation session with the Court on January 30, 2009 and subsequently entered into a settlement agreement earlier this month. Pursuant to the settlement agreement, the Court entered an order prohibiting BCD from manufacturing or selling the products involved in the lawsuit in the United States or from selling such products for use in end products destined for the U.S. market.
     On March 23, 2008, we filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In the complaint, we alleged that Fairchild has and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered our complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing us of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against us, also in Delaware, which Fairchild dismissed in favor of adding its claims to our already pending suit against Fairchild. We answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008, and discovery is under way.
     On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of Power Integrations’ board of directors relating to our historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. On August 3, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of our shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On January 30, 2008, the parties agreed to settle the dispute. The settlement was subject to court approval. On February 1, 2008, plaintiffs filed a motion for preliminary approval of the settlement. On May 1, 2008, the Court granted plaintiffs’ motion for preliminary approval of the settlement. On July 10, 2008, the Court held a final approval hearing. On July 18, 2008, the Court issued an order and final judgment approving the settlement, which order is no longer subject to appeal.
     On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of our current and former executives and members of Power Integrations’ board of directors relating to our historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates that defendants improperly backdated stock option grants, and that costs associated with the stock option grants that Power Integrations did not properly record in its financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On July 25, 2008, following the entry of the order and final judgment in the Quaco Action and pursuant to the settlement agreement, the parties submitted a stipulation to the Court requesting that the Court dismiss the action with prejudice. On July 29, 2008, the Court entered the order granting the stipulation and dismissing the action with prejudice, which order is no longer subject to appeal.
     The Internal Revenue Service (“IRS”) recently completed its audit of our 2002 and 2003 tax returns. We were unable to reach an agreement with the IRS on the adjustment it proposed for those years with respect to our research and development cost-sharing arrangement. We agreed to rollover this disputed issue into the audit of our tax returns for fiscal years 2004 through 2006 which is now in progress, in order to allow the IRS to further evaluate multiple year data related to our research and development cost-sharing arrangement.
     On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against us in the Regional Court Munich I (Germany). We received this complaint on or about September 16, 2008. In its complaint, Azzurri, our former distributor and agent of our products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by us even though the distribution agreement did not provide for such payment. In its written pleading we have denied such claims. The proceeding is currently being paused by the Regional Court in Munich pending the acquisition of Azzurri by another company.
     There can be no assurance that we will prevail in the litigation with Fairchild or Azzurri. This litigation, whether or not determined in our favor or settled, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, we are unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject us to significant liabilities, require Power Integrations to seek licenses from third parties or prevent us from licensing the technology, any of which could have a material adverse effect on our business, financial condition and operating results.
     Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
     PART II
     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock trades on the NASDAQ Global Market under the symbol “POWI”. The following table shows the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated during which our common stock traded on the NASDAQ Global Market. During 2007, our common stock traded on the Pink Sheets under the symbol “POWIPK” until August 13, 2007, and prices below reflect high and low bid quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Range
	High	Low
Year Ended December 31, 2008
Fourth quarter	$24.60	$14.59
Third quarter	$32.87	$21.79
Second quarter	$35.00	$28.44
First quarter	$32.71	$21.40

	High	Low
Year Ended December 31, 2007
Fourth quarter	$34.52	$29.45
Third quarter	$31.20	$25.00
Second quarter	$30.20	$22.50
First quarter	$26.15	$20.50

     As of February 20, 2009, there were approximately 72 stockholders of record.  Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
     During the fourth quarter of 2008, our Board of Directors declared five quarterly cash dividends in the amount of $0.025 per share to be paid consecutively each quarter beginning in the fourth quarter of 2008. We intend to pay dividends on a quarterly basis continuing through the end of 2009. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar Value of
			Shares Purchased	Shares that May Yet be
	Total Number	Average	as Part of Publicly	Repurchased Under the
	of Shares	Price Paid	Announced Plans	Plans
Period	Purchased (1)	Per Share	or Programs	or Programs (in millions)
October 1 to October 31, 2008	1,058,846	$19.90	1,058,846	$49.7
November 1 to November 30, 2008	862,141	$17.29	862,141	$34.8
December 1 to December 31, 2008	941,912	$18.13	941,912	$17.7

Total	2,862,899		2,862,899

(1)	On February 6, 2008, we announced that our board of directors had authorized the use of up to $50 million for the repurchase of shares of our common stock. During the three months ended December 31, 2008, we purchased 1.0 million shares of our common stock, utilizing the remaining $20.8 million (including fees) to repurchase our common stock under this program. In October 2008, we announced that our board of directors had authorized the use of up to an additional $50 million for the repurchase of shares of our common stock. From the commencement of this program through December 31, 2008, we purchased 1.8 million shares of our common stock for approximately $32.3 million. There is currently no expiration date for this stock repurchase plan.

     Performance Graph (1)
     The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2003, through December 31, 2008, for (a) our common stock, (b) The NASDAQ Composite Index and (c) The NASDAQ Electronic Components Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2008
     (1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

     Item 6. Selected Financial Data.
     The following selected consolidated financial data should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2008 and 2007 and the consolidated statements of income data for the years ended December 31, 2008, 2007 and 2006 from our audited consolidated financial statements, and accompanying notes, in this Annual Report on Form 10-K. The consolidated statements of income data for each of the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Income:
Net revenues	$201,708	$191,043	$162,403	$143,071	$136,653
Cost of revenues	96,678	87,558	73,794	72,979	71,856

Gross profit	105,030	103,485	88,609	70,092	64,797

Operating expenses:
Research and development	36,867	25,176	24,415	17,111	15,440
Sales and marketing	35,898	26,940	25,712	18,314	16,070
General and administrative	27,296	24,249	34,648	15,665	7,969
Intangible asset impairment	1,958	—	—	—	—
In-process research and development	—	1,370	—	—	—

Total operating expenses	102,019	77,735	84,775	51,090	39,479

Income from operations	3,011	25,750	3,834	19,002	25,318

Other income:
Other income, net	6,835	7,960	5,924	3,149	1,320
Insurance reimbursement	878	841	—	—	—

Total other income	7,713	8,801	5,924	3,149	1,320

Income before provision for income taxes	10,724	34,551	9,758	22,151	26,638
Provision for income taxes	8,921	7,927	333	6,453	6,138

Net income	$1,803	$26,624	$9,425	$15,698	$20,500

Earnings per share:
Basic	$0.06	$0.92	$0.32	$0.53	$0.67

Diluted	$0.06	$0.85	$0.31	$0.51	$0.64

Shares used in per share calculation:
Basic	30,099	28,969	29,059	29,568	30,802

Diluted	31,755	31,254	30,819	30,843	32,229

Dividend per share	$0.025	—	—	—	—

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$173,835	$204,174	$127,443	$126,079	$108,645
Working capital	$200,997	$215,040	$133,627	$132,813	$127,424
Total assets	$313,078	$335,099	$260,859	$236,921	$241,016
Long-term liabilities, net of current portion	$20,426	$17,042	$—	$—	$—
Stockholders’ equity	$259,681	$289,490	$220,766	$209,359	$215,756

          Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
          Business Overview
          We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits (ICs) for use in electronic power supplies, also known as switched-mode power supplies. Our ICs are used in AC-DC and DC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial electronics markets. For example, our ICs are commonly used in such products as mobile-phone chargers, desktop computers, home entertainment equipment, appliances and utility meters.
          We believe that our ICs, which typically combine a high-voltage transistor with low-voltage control circuitry on a monolithic chip, enable power supplies superior to those designed with alternative technologies. We differentiate our products through innovation aimed at helping our customers meet the desired performance specifications for their power supplies while minimizing complexity, component count, time-to-market and overall system cost. We have historically invested significant resources in research and development in an effort to achieve this differentiation.
          We derive virtually all of our revenues from the sale of our ICs to merchant power supply manufacturers (companies that sell power supplies to OEMs for use with the OEMs’ end products) and to OEMs who design and build power supplies for use with their own end products. The majority of our sales (63% in the twelve months ended December 31, 2008) are made via distributors of electronic components. We recognize revenue on distributor sales on a “sell-through” basis, i.e., when a distributor resells our products to an end customer.
          Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region accounted for 81% of our net revenues for the twelve-month periods ended December 31, 2008, and December 31, 2007. We expect sales to Asian customers to continue to account for a large portion of our net revenues in future periods.
                      Our growth strategy includes the following elements:
       •         Increase the penetration of our ICs in the “low-power” AC-DC power supply market. The vast majority of our revenue comes from power-supply applications requiring 50 watts of output or less. We continue to introduce more advanced products that make our IC-based solutions more attractive in this market. We have also increased the size of our sales and field-engineering staff considerably over the past several years, and we continue to expand our offerings of technical documentation and design-support tools and services in order to help our customers use our ICs. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.
       •         Capitalize on the growing demand for more energy-efficient electronic products and lighting technologies. We believe that energy-efficiency is becoming an increasingly important design criterion for power supplies due largely to the emergence of standards and specifications that encourage, or in some cases mandate, the design of more energy-efficient electronic products. While power supplies built with competing technologies are often unable to meet these standards cost-effectively, power supplies incorporating our ICs are generally able to comply with all known efficiency specifications currently in effect.
          Additionally, in response to concerns about the inefficiency of incandescent lighting, policymakers in a number of countries and regions have enacted or proposed policies that could result in more rapid adoption of alternative lighting technologies such as LEDs. We believe this presents a significant opportunity for us because our ICs are applicable in power-supply circuitry for high-voltage, or offline, LED lighting applications.
       •         Expand our addressable market to include applications requiring more than 50 watts of output. We believe we have developed new technologies that will enable us to bring the benefits of highly integrated power supplies to applications requiring more than 50 watts of output. For example, in July 2008 we announced an extension of our TOPSwitch-HX product family that, along with certain system-level innovations, enables us to address the market for power adapters used with notebook computers. In December 2008 we introduced HiperPLC, our first product designed for applications requiring more than 200 watts, which targets applications such as main power supplies for flat-panel TVs, very high efficiency power supplies for PCs and servers, as well as high-power LED streetlights and industrial controls. We are applying significant research and development resources toward products that will address additional high-power applications in the future.
     The addressable market for our ICs has historically exhibited a modest growth rate, as growth in the unit volumes of power supplies has largely been offset by reductions in the average selling price of components in this market. Therefore, our ability to penetrate the power supply market and gain market share is generally the most important factor in determining the growth rate of our revenues, income and cash flow. However, our financial results are also impacted by external factors, particularly economic conditions and supply-chain dynamics. Our net revenues for the fourth quarter of 2008 decreased by 21% compared with the previous quarter, primarily as a result of weakening macroeconomic conditions, which have caused a reduction in demand for end products that incorporate our ICs. Due to further weakening in the global macroeconomic environment, we expect our revenues for the first quarter of 2009 to decline significantly compared to the fourth quarter of 2008, and we believe our full-year revenues for 2009 are likely to be significantly less than our revenues for 2008.
     Our net revenues were $201.7 million, $191.0 million and $162.4 million in 2008, 2007 and 2006, respectively. The growth of revenue in each of these years primarily reflects the increased penetration of our products into our addressable markets. However, we believe that our revenue growth in 2007 and 2008 was negatively impacted by unfair competition from products that we believe infringed several of our patents, and that in the absence of the infringing products, our revenues would have grown more rapidly in each of those years. We have taken action against these products by undertaking litigation against three of our competitors, Fairchild Semiconductor, System General Corp., and BCD Semiconductor Manufacturing Limited, as described in Part I, Item 3 of this Annual Report on Form 10-K.
     Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 60%, 62% and 58% of our net revenues for 2008, 2007 and 2006, respectively. Our top customer, a distributor, accounted for approximately 16%, 23%, and 23% of our net revenues for 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, international sales (meaning sales outside of North and South America) comprised 96%, 95% and 93%, respectively, of our net revenues.
     Our gross profit, defined as net revenues less cost of revenues, was $105.0 million, or 52% of net revenues, in 2008, compared to $103.5 million, or 54% of net revenues, in 2007 and $88.6 million, or 55% of net revenues, in 2006. Because our industry is intensely price-sensitive, our gross margin, which is gross profit divided by net revenues, is subject to change based on the relative pricing of solutions that compete with ours. Also, because we purchase a large percentage of our wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would result in a corresponding change in our gross margin of approximately one percentage point.
     In recent years we have employed a number of tactics in an effort to maintain or, when possible, improve our gross margin. These include reducing the cost of producing our ICs through the implementation of more advanced manufacturing processes, the migration of our testing operations to offshore sub-contractors, and the negotiation of more favorable prices from our suppliers. We also seek to increase the value of our products to our customers through the inclusion of more advanced features and functionality. Finally, we have made an effort to market our products to smaller, less price-sensitive customers. Through this combination of methods, we have generally succeeded in improving our gross margin in the recent past. Our gross margin may fluctuate in 2009 depending on a variety of factors such as the intensity of competition, the cost of manufacturing our products, the mix of high- and low-volume orders comprising our revenue, production volume and the exchange rate between the U.S. dollar and the Japanese yen.
     Total operating expenses in 2008, 2007 and 2006 were $102.0 million, $77.7 million and $84.8 million, respectively. The increased in operating expenses in 2008 compared to 2007 was driven primarily by accelerated stock-based compensation expense of $19.3 million, related to the tender offer we conducted at the end of 2008 to repurchase outstanding “out-of-the-money” stock options. In addition, in 2008 we had a write off of approximately $2.0 million related to impairment of intangible assets.

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
          Revenue recognition
     Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to our international OEMs and merchant power supply manufacturers from our facility in California are “delivered at frontier,” commonly referred to as DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of our product in that country. Beginning in December 2005, shipping terms to our international OEMs and merchant power supply manufacturers shipped from our facilities outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to our customer and revenue is recognized upon shipment from our foreign warehouses. Shipments to North and South American OEMs and merchant power supply manufacturers are “FOB-point of origin,” meaning that revenue is recognized upon shipment, which is when title is passed to the customer.
     Historically, between one-half and two-thirds of our total sales have been made to distributors pursuant to agreements that allow certain rights of return on our products held by these distributors. As a result, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their customers. The amount we defer is based on the level of actual inventory on hand at our distributors as well as inventory that is in transit to them. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in our consolidated balance sheets.
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
          Estimating sales returns and allowances
     Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve, and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our distributor customers, and changes in customer demand and acceptance of our products. This reserve represents a reserve of the gross profit on estimated future returns and is reflected as a reduction to accounts receivable in the consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue equal to the expected customer credit memo and a corresponding credit is made to cost of revenues equal to the estimated cost of the product to be returned. The net difference, or gross profit, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and level of acceptance of our products, our reserves may not reflect actual sales returns and other allowances. If our reserves do not reflect actual sales returns and other allowances, our future net revenues and cost of revenues would be affected, if our reserves were not adequate to reflect actual sales returns and other allowances.
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
     From time to time we reduce our distribution list prices. We give our distributors protection against these price declines in the form of credits on products they hold in inventory. These credits are referred to as “price protection.” Since we do not recognize revenue until the distributor sells the product to its customers, we generally do not need to provide reserves for price protection. However, in rare instances we must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, we will maintain a reserve for these credits that appears as a reduction to accounts receivable in our consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. We analyze distribution price declines and levels of inventory in the distributor channels in determining the reserve levels required. If our reserves do not reflect actual credits, our future net revenues would be affected, which could be adversely affected if our reserves were not adequate to reflect actual credits.
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
          Income taxes
     Income tax expense is an estimate of current income taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting and income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. We recognize valuation allowances, which reduce deferred tax assets to the amount that we estimate will be more likely than not realized, based upon available evidence and management judgment. We limit the deferred tax assets recognized related to certain stock based compensation of our officers to amounts that we estimate will be deductible in future periods based upon the provisions of the Internal Revenue Code Section 162(m). As of December 31, 2008, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions, that we believe are not likely to be realized. In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48, which we adopted effective January 1, 2007, establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained upon examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities.
     California Assembly Bill 1452. On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. This change in law did not have a material impact to our effective tax rate or tax provision in the fourth quarter, but will result in approximately $0.3 million of cash tax obligations for the year ended December 31, 2008.
     Emergency Economic Stabilization Act of 2008. The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law were recognized in our fourth quarter, which is the quarter in which the law was enacted. As a result of the reinstatement of the federal research credit, we recorded a benefit of approximately $1.0 million (net of reserves in accordance with FIN 48) in the fourth quarter of 2008.

          Goodwill and intangible assets
     As of December 31, 2007 we recorded goodwill in the amount of $1.8 million as a result of our acquisition of Potentia Semiconductor Corporation. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators exist for a potential impairment. The provisions of SFAS No. 142 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. We evaluated goodwill for impairment in 2008, and deemed that no impairment existed as of December 31, 2008.
     SFAS No 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As a result of our ongoing monitoring of asset impairment we performed an analysis of intangible assets in the fourth quarter of 2008, as a result of this analysis we concluded that three of our intangible assets were impaired. We recorded an impairment charge of $2.0 million, as of December 31, 2008. The impairment charge is reflected in a separate caption in our consolidated statement of income line item “Intangible asset impairment”. Please see note 8 of our notes to consolidated financial statements for further details.
          Results of Operations
     The following table sets forth certain operating data in dollars, as a percentage of total net revenues and the increase (decrease) over prior periods for the periods indicated (in thousands).

	Year Ended December 31,
	Amount			Percent of Net Revenues			Increase (Decrease)
							2008 vs.	2007 vs.
	2008	2007	2006	2008	2007	2006	2007	2006
Total net revenues	$201,708	$191,043	$162,403	100.0%	100.0%	100.0%	$10,665	$28,640
Cost of revenues	96,978	87,558	73,794	47.9	45.8	45.4	9,120	13,764

Gross profit	105,030	103,485	88,609	52.1	54.2	54.6	1,545	14,876

Operating expenses:
Research and development	36,867	25,176	24,415	18.3	13.2	15.0	11,691	761
Sales and marketing	35,898	26,940	25,712	17.8	14.1	15.8	8,958	1,228
General and administrative	27,296	24,249	34,648	13.5	12.7	21.4	3,047	(10,399)
Intangible asset impairment	1,958	—	—	1.0	—	—	1,958	—
In-process research and Development	—	1,370	—	—	0.7	—	(1,370)	1,370

Total operating expenses	102,019	77,735	84,775	50.6	40.7	52.2	24,284	(7,040)

Income from operations	3,011	25,750	3,834	1.5	13.5	2.4	(22,739)	21,916
Total other income	7,713	8,801	5,924	3.8	4.6	3.6	(1,088)	2,877

Income before provision for income	10,724	34,551	9,758	5.3	18.1	6.0	(23,827)	24,793
Provision for income taxes	8,921	7,927	333	4.4	4.2	0.2	994	7,594

Net income	$1,803	$26,624	$9,425	0.9%	13.9%	5.8%	$(24,821)	$17,199

     Comparison of Years Ended December 31, 2008 and 2007
     Important to understanding our financial results for 2008 and comparing them to our financial results for 2007 is the significant change in stock-based compensation and the impact of our tender offer to purchase employee stock options.

Consequently, we discuss this first before discussing the various line items in our statement of operations. Our operating expenses and cost of revenues include non-cash stock-based compensation expenses recognized under SFAS 123R, “Share-based Payment.” In 2008 these non-cash expenses increased significantly compared to 2007 due primarily to our completion of a tender offer in December 2008, through which we repurchased 2.4 million employee stock options. The tender offer resulted in the recognition of $19.3 million of stock-based compensation expenses in 2008 that would otherwise have been recognized over the remaining vesting periods of the tendered options of up to 4 years. Including these accelerated expenses, total stock-based compensation expenses in 2008 were $35.0 million, compared with $13.3 million in 2007. We expect our stock-based compensation expenses to decrease significantly in 2009. The table below compares stock-based compensation expenses for 2008 and 2007.

	Year Ended December 31,
Stock-based compensation expense included in:	2008	2007	Change
Cost of revenues	$3,481	$1,268	$2,213
Research & development expense	11,773	3,829	7,944
Sales & marketing expense	11,878	4,620	7,258
General & administrative expense	7,832	3,548	4,284

Total	$34,964	$13,265	$21,699

     Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties. Net revenues increased by 6% in 2008 compared to 2007. The increase was driven by increased sales of our products across a wide range of applications in each of our four major end market categories, including mobile-phone chargers, LED lighting applications, cordless phones, consumer appliances and various other applications. The increase in net revenues was driven largely by sales of our LinkSwitch products, which are generally utilized in very low-power applications. The growth in LinkSwitch sales was partially offset by lower sales of our TinySwitch products, primarily reflecting the loss of a major end customer in the communications market in 2007. We have since regained a substantial portion of this lost business with one of our LinkSwitch products. We believe our net revenues are likely to decline in 2009 as a result of weakening global macroeconomic conditions, which have reduced the demand for end products that utilize our ICs.
     Our net revenue mix by product family and by the end markets served in 2008 and 2007 are as follows:

	Year Ended December 31,
Product Family	2008	2007
TinySwitch	44%	52%
TOPSwitch	25%	28%
LinkSwitch	29%	18%
DPA-Switch	2%	2%

	Year Ended December 31,
End Market	2008	2007
Consumer	30%	30%
Communications	28%	27%
Computer	21%	21%
Industrial electronics	15%	15%
Other	6%	7%
     International revenues, comprised of sales outside of North and South America, were $192.7 million in 2008 compared to $181.8 million in 2007, representing approximately 96% and 95% of net revenues in those respective periods. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region were 81% of our net revenues for both 2008 and 2007. We expect international sales to continue to account for a large portion of our net revenues.
     Distributors accounted for 63% of our net product sales for the twelve months ended December 31, 2008, while 37% of revenues were from direct sales to end customers. These percentages did not change significantly compared to the same periods in 2007. In 2008 and 2007, one customer, Avnet, a distributor of our products, accounted for approximately 16% and 23% of net revenues, respectively. No other customer accounted for 10% or more of our net revenues.

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
     Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly and packaging of our products by sub-contractors, internal labor and overhead associated with product testing performed in our own facility, and testing of packaged components performed by sub-contractors. Gross margin is gross profit divided by net revenues. The table below compares gross profit for the twelve months ended December 31, 2008 and 2007 (in millions):

	Year Ended
	December 31,
	2008	2007
Net revenues	$201.7	$191.0
Gross profit	$105.0	$103.5
Gross profit as a % of net revenue	52.1%	54.2%
     The decrease in our gross margin in 2008 compared to 2007 was due primarily to the increase in stock-based compensation expense of $2.2 million associated with the tender offer explained above, which significantly reduced our gross profit margin in the fourth quarter of 2008. Also impacting our gross margin in the fourth quarter of 2008 was an increase to our inventory reserve of approximately $0.9 million. We believe our gross profit margin may decrease in 2009 as a result of several factors, including the impact of lower fixed-cost absorption stemming from lower production levels, as well as the appreciation of the Japanese yen compared with the U.S. dollar, which effectively increases the prices we pay for silicon wafers from our Japanese foundries.
     Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the twelve months ended December 31, 2008 and 2007 (in millions):

	Year Ended
	December 31,
	2008	2007
Net revenues	$201.7	$191.0
R&D expenses	$36.9	$25.2
R&D expenses as a % of net revenue	18.3%	13.2%
     The increase in R&D expenses was primarily due to an increase in stock-based compensation expenses of $7.9 million recognized in 2008. Of this amount, $6.8 million was in conjunction with the tender offer described above. R&D expenses also increased as a result of our acquisition of Potentia Semiconductor in December 2007, as most of Potentia’s employees joined our company in research and development functions. We expect R&D expenses to decrease in 2009 due to reduced stock-based compensation expenses.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the twelve months ended December 31, 2008 and 2007 (in millions):

	Year Ended
	December 31,
	2008	2007
Net revenues	$201.7	$191.0
Sales and marketing expenses	$35.9	$26.9
Sales and marketing expenses as a % of net revenue	17.8%	14.1%
     The increase in sales and marketing expenses was primarily due to an increase in stock-based compensation expense of $7.3 million recognized in 2008. Of this amount, $6.5 million was in conjunction with the tender offer described above. Also contributing to the increase was higher headcount-related expenses such as salaries and payroll taxes, reflecting growth in our global sales force. We expect sales and marketing expenses to decrease in 2009 due to reduced stock-based compensation expenses.
     General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the twelve months ended December 31, 2008 and 2007 (in millions):

	Year Ended
	December 31,
	2008	2007
Net revenues	$201.7	$191.0
G&A expenses	$27.3	$24.2
G&A expenses as a % of net revenue	13.5%	12.7%
     The increase in G&A expenses in 2008 was primarily due to an increase in stock-based compensation expense of $4.3 million recognized in the fourth quarter of 2008. Of this amount, $4.1 million was in conjunction with the tender offer described above. This increase was partially offset by a reduction in professional services expenses, which were elevated in 2007 due to the restatement of our historical financial statements, which was completed during that year. We expect G&A expenses to decrease in 2009 compared with 2008 due to reduced stock-based compensation expenses.
     Impairment of intangibles. In the quarter ended December 31, 2008, we recognized a non-cash charge of $2.0 million reflecting the impairment of certain intangible assets. As a result of our ongoing monitoring of asset impairment we performed an analysis of intangible assets in the fourth quarter of 2008, and concluded we had an impairment of intangible assets related to a certain patent, licensed technology and customer relationships. We determined that these intangible assets were no longer useful in our manufacturing and sales processes and they were written off completely.
     Total other income. Total other income consists primarily of interest income earned on cash and short-term investments. Other income, net totaled $7.7 million in 2008 compared with $8.8 million in 2007. The decrease was due partially to a decrease in interest income on our cash and investment balances, reflecting generally lower interest rates available during the year on cash and short-term investments, and a reduction in our overall cash balances as a result of our stock buyback plan.
     Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. Provision for income taxes was $8.9 million for 2008 compared to a provision of $7.9 million for 2007. Our effective tax rate for 2008 was approximately 83%, compared to approximately 23% in 2007. The increase in our effective tax rate in 2008 compared to 2007 was primarily due an increase in the relative amount of non-deductible stock based compensation charges and lower profitability in our foreign jurisdictions which is taxed at rates lower than the U.S. rate. The increase was partially offset by an increase in federal and state research and development tax credits.
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
     Gross profit. The 0.4% decrease in our gross margin in 2007 compared to 2006 related primarily to the fact that our gross margin for 2006 was positively impacted by the recognition of $3.4 million in revenues and gross profits as a result of a settlement agreement under which one of our distributors agreed to reimburse us for discrepant ship and debit requests.
     Research and development expenses. R&D expenses increased by 3% in 2007 compared to 2006. The primary driver of the increase in R&D expenses was an increase in internal personnel and related expenses. The increase in R&D expenses reflects our accelerated investment in both new wafer manufacturing technologies and new product development. This increase was partially offset by lower stock-based compensation expense, as we issued fewer common stock options, and the issue date of such options was later in the year in 2007 compared to 2006.
     Sales and marketing expenses. Sales and marketing expenses increased by 5% in 2007 compared to 2006. The increase in sales and marketing expenses was due primarily to increased headcount to increase our global sales capabilities. Expenses related to increased headcount including salaries, payroll taxes, benefits and travel increased by approximately $1.5 million in 2007 compared to 2006. This increase was partially offset by lower stock-based compensation expense, as we issued fewer common stock options, and the issue date of such options was later in the year in 2007 compared to 2006.
     General and administrative expenses. G&A expenses decreased 30% in 2007 compared to 2006. The decrease was due primarily to lower expenses associated with the special investigation into our practices for granting stock options, and the related restatement of our financial statements. These expenses totaled approximately $5.4 million in 2007 compared to approximately $13.2 million in 2006. Also contributing to the decrease was lower stock-based compensation expense, as we issued fewer common stock options, and the issue date of such options was later in the year in 2007 compared to 2006.

     In-process research and development. In connection with our acquisition of Potentia Semiconductor Corporation, we incurred a one time charge of $1.4 million related to in-process research and development for technology that had not reached technological feasibility.
     Total other income. The increase in total other income of 49% in 2007 compared to 2006 was due primarily to an increase in interest income on our cash and investment balances. Interest income grew due to an increase in total cash and investments. In 2007, investment securities totaled $180.0 million, and consisted of cash equivalents and short term investments, compared to $117.0 million of cash equivalents, short term and long term investments in 2006. The increase was also attributable to a $0.8 million reimbursement for a directors and officers liability insurance claim received in the second quarter of 2007.
     Provision for income taxes. Provision for income taxes represents Federal, state and foreign taxes. We calculated our provision for income taxes to be $7.9 million for 2007 compared to a provision of $0.3 million for 2006. Our effective tax rate for 2007 was approximately 23%, compared to approximately 3.4% in 2006. The increase in our effective tax rate in 2007 compared to 2006 was primarily due to an increase in profit before tax driven by increased sales and a reduction in restatement costs of approximately $8.0 million. The increase in our effective tax rate was partially offset by a decrease in the tax effect of non-deductable stock-based compensation charges.
     Liquidity and Capital Resources
     We had approximately $174.1 million in cash, cash equivalents and short-term investments (including $0.3 million of restricted cash) at December 31, 2008 compared to $205.5 million at December 31, 2007, and $132.7 million at December 31, 2006 (including $1.3 million of restricted cash in 2007 and 2006). On October 26, 2006, we entered into a security agreement with the Union Bank of California, whereby we agreed to maintain $1.3 million in an interest-bearing certificate of deposit (CD) with the bank. The purpose of this agreement was to secure commercial letters of credit and standby letters of credit up to the deposit amount. As of December 31, 2008, our CD was for $0.3 million, per our agreement with the bank. This agreement remains in effect until cancellation of our letters of credit. As of December 31, 2008, we had two letters of credit outstanding totaling $0.2 million.
     As of December 31, 2008, 2007 and 2006 we had working capital, defined as current assets less current liabilities, of approximately $201.0 million, $215.0 million and $133.6 million, respectively.
     Our operating activities generated cash of $36.2 million, $62.6 million and $29.2 million in the years ended December 31, 2008, 2007 and 2006, respectively. In each of these years, cash was primarily generated from operating activities in the ordinary course of business.
     Cash provided by operating activities totaled $36.2 million in the year ended December 31, 2008. Our net income accounted for $1.8 million of this amount. We recognized $35.0 million and $9.8 million in non-cash expenses related stock-based compensation and depreciation and amortization expenses, respectively. Significant uses of cash in our operating activities included $8.9 million for increased inventories, reflecting lower-than-expected sales of our products in the second half of the year.
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
     Our investing activities for the year ended December 31, 2008 generated cash of $71.2 million. This was primarily the result of $79.2 million in net proceeds from held-to-maturity investments. We elected not to reinvest these proceeds in order to utilize this cash in our stock-repurchase program, as described below. We used $9.1 million in cash for purchases of property and equipment. We do not believe the current market instability will have a significant impact on our investment portfolio. As of December 31, 2008, we did not hold asset backed or mortgage backed securities.
     Our investing activities for the year ended December 31, 2007 resulted in a $95 million use of cash. This use of cash included net purchases totaling $79 million of securities held to maturity, property and equipment purchases of $11.0 million, and the acquisition of Potentia Semiconductor Corporation for $5.5 million, including closing costs. Refer to Note 10 “Business Combinations” in our notes to consolidated financial statements for details on our acquisition.
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
     Our financing activities in 2008 resulted in a net use of $58.2 million in cash. In February 2008, we announced that our board of directors had authorized the use of up to $50 million for the repurchase of our common stock. In October 2008, the board authorized the use of an additional $50 million for this purpose. Of this total authorization of $100 million, we utilized $82.4 million during the year to repurchase 4.0 million shares. This use of cash was partially offset by $23.9 million in proceeds from the issuance of stock through our employee stock purchase plan and as a result of exercises of employee stock options. On October 21, 2008, our board of directors declared a quarterly cash dividend of $0.025 cents per share, to be paid to holders of record as of November 28, 2008. This payment resulted in a $0.7 million use of cash on December 31, 2008.
     We intend to pay dividends on a quarterly basis through the end of 2009, which are expected to result in a similar use of cash for each of the four quarters.
     During 2008, a significant portion of our positive cash flow was generated by our operations. If our operating results deteriorate in future periods, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.
     Off-Balance Sheet Arrangements
     As of December 31, 2008 and 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

     Contractual Obligations
     As of December 31, 2008, we had the following contractual obligations and commitments (in thousands):

	Payments Due by Period
		Less than	1-3	4-5	Over 5
	Total	1 Year	Years	Years	Years

Purchase obligations	$18,000	$18,000	$—	$—	$—
Operating lease obligations	1,502	715	541	138	108

Total	$19,502	$18,715	$541	$138	$108

     Our contractual obligation related to income tax, as of December 31, 2008, consisted primarily of unrecognized tax benefits of approximately $23.5 million, and was classified as deferred tax assets and long-term income taxes payable in our consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months.
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At December 31, 2008 and 2007 we held primarily cash equivalents and short-term investments with fixed interest rates and with maturity dates of less than twelve months.
     The table below presents the carrying value and related weighted-average interest rates for our investment portfolio at December 31, 2008 and 2007. Carrying value approximates fair market value at December 31, 2008 and 2007 (in thousands, except weighted-average interest rates).

	December 31, 2008		December 31, 2007
		Weighted -
		Average		Weighted -
	Carrying	Interest	Carrying	Average
	Value	Rate	Value	Interest Rate
Investment Securities Classified as Cash Equivalents:
Commercial paper	$121,124	5.57%	$93,888	5.20%
U.S. government securities	1,001	2.55%	—	—

Total	$122,125	5.54%	$93,888	5.20%

Investment Securities Classified as Short-term Investments:
U.S. government securities	$5,842	3.01%	$2,000	4.60%
U.S. corporate securities	521	2.42%	83,820	5.05%

Total	$6,363	2.96%	$85,820	5.03%

Investment Securities Classified as Long-term Investments:
U.S. government securities	$503	2.25%	$—	—
U.S. government securities	508	2.51%	—	—

Total	$1,011	2.38%	$—	—

Total investment securities	$129,498	5.39%	$179,708	5.12%

     The decline in our investment portfolio was due primarily to our use of cash in 2008, mainly the repurchase of our common stock of $82 million during the twelve months ended December 31, 2008. These securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, most of our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decline by 10% from interest rates as of December 31, 2008 and 2007, the increase or decline in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. In the event that the carrying value of our investment exceeds its fair value, and we determine the decline in value to be other than temporary, we will reduce the carrying value to its current fair value. As of December 31, 2008 none of our investments were impaired.
     Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe and involve contracts with two of our suppliers (Panasonic and OKI). Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts; however, the contract prices to purchase wafers from Panasonic and OKI are denominated in Japanese yen and both agreements allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. One of our other major suppliers, Epson, contracts prices to purchase wafers in U.S. dollars, however, the agreement with Epson also allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen could subject our gross profit and operating results to the potential for material fluctuations.
     Item 8. Financial Statements and Supplementary Data.
     The financial statements required by this item are set forth at the pages indicated at Item 15(a), and the supplementary data required by this item is included in Note 15 of the consolidated financial statements.
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
     Item 9A. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures
     Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in the reports filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.
     Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2008 based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
     Changes in Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting during the fourth quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Power Integrations, Inc.
San Jose, California
          We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
          A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
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
          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP San Jose, California
February 27, 2009

     Item 9B. Other Information.
     Not Applicable.
     PART III
     Item 10. Directors, Executive Officers and Corporate Governance.
     The names of our executive officers and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.
     The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2008, or the Proxy Statement, and is incorporated herein by reference:
     • Information regarding our directors and any persons nominated to become a director is set forth under Proposal 1 entitled “Election of Directors.”
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
     Information regarding director independence is set forth under the caption “Proposal 1 — Election of Directors” in the Proxy Statement, which information is incorporated herein by reference.
     Item 14. Principal Accounting Fees and Services.
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
San Jose, California
     We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
San Jose, California
February 27, 2009

POWER INTEGRATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$167,472	$118,353
Restricted cash	250	1,300
Short-term investments	6,363	85,821
Accounts receivable, net of allowances of $427 and $386 in 2008 and 2007, respectively	13,042	14,221
Inventories	28,468	19,696
Note receivable	10,000	—
Deferred tax assets	1,274	1,259
Prepaid expenses and other current assets	7,099	2,957

Total current assets	233,968	243,607

INVESTMENTS	1,011	—
NOTE RECEIVABLE	—	10,000
PROPERTY AND EQUIPMENT, net	56,911	56,740
INTANGIBLE ASSETS, net	3,818	6,731
GOODWILL	1,824	1,824
DEFERRED TAX ASSETS	15,362	15,544
OTHER ASSETS	184	653

Total assets	$313,078	$335,099

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,319	$10,792
Accrued payroll and related expenses	15,947	9,212
Taxes payable	588	852
Deferred income on sales to distributors	4,798	5,226
Accrued professional and other fees	1,857	1,844
Other accrued liabilities	462	641

Total current liabilities	32,971	28,567

LONG-TERM INCOME TAXES PAYABLE	20,426	16,893
LONG-TERM DEFERRED TAXES	—	149

Total liabilities	53,397	45,609

COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 9)

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value
Authorized — 3,000,000 shares
Outstanding — None	—	—
Common Stock, $0.001 par value
Authorized— 140,000,000 shares
Outstanding— 27,529,991 and 30,069,687 shares in 2008 and 2007, respectively	28	30
Additional paid-in capital	145,544	176,282
Accumulated translation adjustment	(57)	85
Retained earnings	114,166	113,093

Total stockholders’ equity	259,681	289,490

Total liabilities and stockholders’ equity	$313,078	$335,099

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
NET REVENUES	$201,708	$191,043	$162,403

COST OF REVENUES	96,678	87,558	73,794

GROSS PROFIT	105,030	103,485	88,609

OPERATING EXPENSES:
Research and development	36,867	25,176	24,415
Sales and marketing	35,898	26,940	25,712
General and administrative	27,296	24,249	34,648
Intangible asset impairment	1,958	—	—
In-process research and development	—	1,370	—

Total operating expenses	102,019	77,735	84,775

INCOME FROM OPERATIONS	3,011	25,750	3,834

OTHER INCOME (EXPENSE):
Interest income	7,608	8,513	6,468
Interest expense	(9)	—	(6)
Insurance reimbursement	878	841	—
Other, net	(764)	(553)	(538)

Total other income	7,713	8,801	5,924

INCOME BEFORE PROVISION FOR INCOME TAXES	10,724	34,551	9,758

PROVISION FOR INCOME TAXES	8,921	7,927	333

NET INCOME	$1,803	$26,624	$9,425

EARNINGS PER SHARE:
Basic	$0.06	$0.92	$0.32

Diluted	$0.06	$0.85	$0.31

SHARES USED IN PER SHARE CALCULATION:
Basic	30,099	28,969	29,059

Diluted	31,755	31,254	30,819

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional		Accumulated		Total
	Common Stock		Paid-In	Deferred	Translation	Retained	Stockholders’
	Shares	Amount	Capital	Compensation	Adjustment	Earnings	Equity

BALANCE AT JANUARY 1, 2006	29,367	$29	$134,196	$(746)	$(121)	$76,001	$209,359
Issuance of common stock under employee stock option plan	294	—	4,248	—	—	—	4,248
Repurchase of common stock	(1,085)	—	(19,643)	—	—	—	(19,643)
Issuance of common stock under employee stock purchase plan	82	—	1,315	—	—	—	1,315
Income tax benefits from employee stock option exercises	—	—	179	—	—	—	179
Stock-based compensation expense related to employee stock options	—	—	15,114	—	—	—	15,114
Stock-based compensation expense related to employee stock purchases	—	—	644	—	—	—	644
Elimination of deferred compensation in relation to the adoption of SFAS No. 123(R)	—	—	(746)	746	—	—	—
Translation adjustment	—	—	—	—	125	—	125
Net income	—	—	—	—	—	9,425	9,425

BALANCE AT DECEMBER 31, 2006	28,658	29	135,307	—	4	85,426	220,766
Cumulative effect of adoption of FIN No. 48	—	—	—	—	—	1,043	1,043
Issuance of common stock under employee stock option plan	1,412	1	24,607	—	—	—	24,608
Income tax benefits from employee stock option exercises	—	—	3,354	—	—	—	3,354
Stock-based compensation expense related to employee stock options	—	—	12,180	—	—	—	12,180
Stock-based compensation expense related to employee stock purchases	—	—	1,083	—	—	—	1,083
Impact of 409A cure employee bonus, net of taxes (Note 7)	—	—	(249)	—	—	—	(249)
Translation adjustment	—	—	—	—	81	—	81
Net income	—	—	—	—	—	26,624	26,624

BALANCE AT DECEMBER 31, 2007	30,070	30	176,282	—	—	113,093	289,490
Issuance of common stock under employee stock option plan	1,157	1	20,611	—	—	—	20,612
Repurchase of common stock	(3,962)	(4)	(82,354)	—	—	—	(82,358)
Accrued payments to employees for tender offer (Note 6)	—	—	(9,048)	—	—	—	(9,048)
Issuance of common stock under employee stock purchase plan	265	1	3,267	—	—	—	3,268
Income tax benefits from employee stock option exercises	—	—	2,211	—	—	—	2,211
Stock-based compensation expense related to employee stock options	—	—	32,091	—	—	—	32,091
Stock-based compensation expense related to employee stock purchases	—	—	2,730	—	—	—	2,730
Payment of dividends to stockholders	—	—	—	—	—	(730)	(730)
Section 162(m) adjustment for IRS settlement (Note 7)	—	—	(246)	—	—	—	(246)
Translation adjustment	—	—	—	—	(142)	—	(142)
Net income	—	—	—	—	—	1,803	1,803

BALANCE AT DECEMBER 31, 2008	27,530	$28	$145,544	$—	$(57)	$114,166	$259,681

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,803	$26,624	$9,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,816	8,247	7,097
Intangible asset impairment loss	1,958	—	—
Gain on sale of property, plant and equipment	(13)	(48)	—
Stock-based compensation expense	34,975	13,677	15,460
Amortization of discount on held to maturity investments	(755)	(742)	—
Interest on note receivable	—	(485)	—
In-process research and development	—	1,370	—
Deferred income taxes	18	(1,119)	(4,912)
Provision for (reduction in) accounts receivable and other allowances	124	(64)	420
Excess tax benefit from stock options exercised	(972)	(1,184)	(172)
Tax benefit associated with employee stock plans and 409A cure	2,170	3,507	179
Change in operating assets and liabilities:
Accounts receivable	1,055	(3,668)	2,579
Inventories	(8,928)	8,562	(10,053)
Prepaid expenses and other assets	(3,672)	1,989	(2,545)
Accounts payable	(1,436)	2,513	2,295
Taxes payable and other accrued liabilities	486	3,105	8,035
Deferred income on sales to distributors	(428)	325	1,422

Net cash provided by operating activities	36,201	62,609	29,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,097)	(10,950)	(10,082)
Acquisition of technology patents / licenses	—	—	(3,000)
Acquisition of business, net of cash and cash equivalents acquired	—	(5,461)	—
Restricted cash	1,050	—	(1,300)
Purchases of held-to-maturity investments	(29,172)	(99,080)	(24,851)
Proceeds from sales of held-to-maturity investments	108,373	20,506	38,969

Net cash provided by (used in) investing activities	71,154	(94,985)	(264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	23,880	24,608	5,563
Repurchase of common stock	(82,358)	—	(19,643)
Excess tax benefit from stock options exercised	972	1,184	172
Payments of dividends to stockholders	(730)	—	—

Net cash (used in) provided by financing activities	(58,236)	25,792	(13,908)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,119	(6,584)	15,058
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,353	124,937	109,879

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$167,472	$118,353	$124,937

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued payment for employee tender offer	$9,048	$—	$—

Unpaid property and equipment	$(37)	$(313)	$887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9	$—	$6

Cash paid for income taxes, net	$5,283	$860	$909

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
     1. THE COMPANY:
     Power Integrations, Inc., (or the “Company”), incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits for use primarily in AC-DC and DC-DC power conversion in the consumer, communications, computer and industrial electronics markets.
     The Company is subject to a number of risks including, among others, the volume and timing of orders received from customers, competitive pressures on selling prices, the demand for its products declining in the major end markets it serves, the inability to adequately protect or enforce its intellectual property rights, the volume and timing of orders placed by it with its wafer foundries and assembly subcontractors, the audit conducted by the Internal Revenue Service, which is asserting that it owes additional taxes relating to a number of items, incurred expenses related to stock-based compensation if required to change its assumptions used in the Black-Sholes model, required expenses incurred in connection with its litigation against Fairchild Semiconductor and System General Corporation, fluctuations in the exchange rate between the U.S. dollar and the Japanese yen, the licensing of its intellectual property to one of its wafer foundries, the lengthy timing of its sales cycle, undetected defects and failures in meeting the exact specifications required by its products, reliance on its international sales activities which account for a substantial portion of net revenues, its ability to develop and bring to market new products and technologies on a timely basis, the ability of its products to penetrate additional markets, attraction and retention of qualified personnel in a competitive market, changes in environmental laws and regulations, earthquakes, terrorist acts or other disasters.
     The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. The current volatility in the capital markets and the economy has increased the uncertainty in our estimates. As future events unfold and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.
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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
          Cash and Cash Equivalents and Investments
     The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of December 31, 2008 and December 31, 2007, the Company’s short-term and long-term investments consisted of U.S. government-backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.
     The table below summarizes the carrying value of the Company’s investments by major security type (in thousands):

	December 31,
	2008	2007
Cash Equivalents:
Commercial paper	$121,124	$93,888
U.S. government securities	1,001	—

Total cash equivalents	122,125	93,888

Short-term Investments:
U.S. corporate securities	521	83,820
U.S. government securities	5,842	2,000

Total short-term investments	6,363	85,820

Investments, matures in excess of 1 year	1,011	—

Total investment securities	$129,498	$179,708

          Restricted Cash
     The Company’s restricted cash balance of $0.3 million at December 31, 2008 consists of an interest-bearing certificate of deposit at Union Bank of California. The certificate of deposit (CD) had interest at rates ranging from approximately 1.00% to 2.95% and is renewed every 90 days. The current maturity for the certificate of deposit is April 28, 2009; this CD was renewed on January 26, 2009, and has an interest rate of 1.00%. The Company entered into a security agreement with the bank, whereby it agreed to maintain $0.3 million in an interest-bearing certificate of deposit with the bank. The certificate of deposit is restricted based on the bank’s requirement that the Company maintain a restricted cash account in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. As of December 31, 2008, there were two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of the Company’s letters of credit.
          Fair Value of Financial Instruments
     The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). For financial instruments, including cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.
     The estimated fair value of the Company’s note to its supplier was approximately $10.0 million and $9.9 million at December 31, 2008 and 2007, respectively. The fair value was estimated using a pricing model incorporating current market rates. The note had a carrying cost of $10.0 million at December 31, 2008 and 2007.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

	December 31,
	2008	2007
Raw materials	$8,116	$2,896
Work-in-process	4,645	6,662
Finished goods	15,707	10,138

Total	$28,468	$19,696

          Property and Equipment
     Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Land	$16,453	$16,453
Building and improvements	25,649	25,453
Machinery and equipment	62,243	55,737
Office furniture and equipment	19,884	17,710

	124,229	115,353
Accumulated depreciation	(67,318)	(58,613)

Total	$56,911	$56,740

     Depreciation and amortization expense of property and equipment for fiscal years ended December 31, 2008 and 2007 was approximately $8.9 million and $7.5 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years or life of lease agreement, if shorter
Machinery and equipment	2-5 years
Office furniture and equipment	4 years
     Total property and equipment located in the United States at December 31, 2008, 2007 and 2006 was approximately 70%, 74% and 81%, respectively, of total property and equipment. Of the total property and equipment located in foreign countries, there was no individual country that held more than 10% of total property and equipment.
          Goodwill
     Goodwill of $1.8 million was recorded on the Company’s balance sheet at December 31, 2007, in connection with its acquisition of Potentia Semiconductor Corporation. Annually, goodwill is evaluated in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and an impairment analysis is conducted on an annual basis, or sooner if the indicators exist for a potential impairment. See note 8 below for more information on the Company’s goodwill impairment analysis.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
          Accrued Professional and Other Fees

	December 31,
	2008	2007
Accrued professional fees	$1,271	$1,066
Accrued expense for engineering wafers	310	181
Other	276	597

Total	$1,857	$1,844

          Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In the fourth quarter of 2008 the Company performed an analysis of its intangible assets; as a result of this analysis the Company concluded that three of its intangible assets were impaired. The Company recorded an impairment charge of $2.0 million as of December 31, 2008. Please see note 8 of our notes to consolidated financial statements for further details. The impairment is reflected in a separate caption on our consolidated statement of income.
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
     A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Basic earnings per share:
Net income	$1,803	$26,624	$9,425

Weighted-average common shares	30,099	28,969	29,059

Basic earnings per share	$0.06	$0.92	$0.32

Diluted earnings per share:
Net income	$1.803	$26,624	$9,425

Weighted-average common shares	30,099	28,969	29,059
Effect of dilutive securities:
Stock options	1,617	2,219	1,760
Employee stock purchase plan	39	66	—

Diluted weighted-average common shares	31,755	31,254	30,819

Diluted earnings per share	$0.06	$0.85	$0.31

     Options to purchase 3,907,268, 2,996,102 and 3,554,345 shares of Company’s common stock outstanding for the years ended December 31, 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share. This was due to the exercise prices of these options to purchase shares of the Company’s common stock being greater than the average market price of the Company’s common stock during those periods, making their effect anti-dilutive.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Comprehensive Income
     Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income	$1,803	$26,624	$9,425
Other comprehensive income:
Translation adjustments	(142)	81	125

Total comprehensive income	$1,661	$26,705	$9,550

          Segment Reporting
     The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC-DC and DC-DC power conversion markets. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
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
     Approximately 63% of the Company’s net product sales were made to distributors in 2008. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. After the distributor ships product to its customer, the distributor submits a “ship and debit” claim to the Company to adjust its cost from the standard price to the pre-approved lower price. After verification by the Company, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. The Company maintains a reserve for these credits that appears as a reduction to accounts receivable in the Company’s accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in the Company’s net revenues. To establish the adequacy of its reserves, the Company analyzes historical ship and debit payments and levels of inventory in the distributor channels.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     For the years ended December 31, 2008, 2007 and 2006, the Company’s top ten customers, including distributors that resell the Company’s products to OEMs and merchant power supply manufacturers, accounted for approximately 60%, 62% and 58% of net revenues, respectively. For the three years ended December 31, 2008, 2007 and 2006, Avnet, a distributor of the Company’s products, accounted for 16%, 23% and 23% of the Company’s net revenues, respectively. No other customers accounted for more than 10% of the Company’s revenue in those periods.
          Export Sales
     The Company markets its products in and outside of North and South America through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of North and South America, are comprised of the following:

	Year Ended December 31,
	2008	2007	2006
Hong Kong/China	35%	41%	32%
Korea	16%	17%	20%
Taiwan	23%	14%	15%
Western Europe	10%	8%	10%
Japan	5%	5%	5%
Germany	4%	6%	5%
Singapore	2%	2%	3%
Other	1%	2%	3%

Total export sales	96%	95%	93%

     The remainder of the Company’s sales are to customers within North and South America, primarily located in the United States, with some sales to customers located in Mexico and Brazil.
          Product Sales
     Sales of TOPSwitch and TinySwitch products accounted for 69%, 80% and 89% of total net product sales in 2008, 2007 and 2006, respectively. TOPSwitch products include TOPSwitch, TOPSwitch-II, TOPSwitch-FX, TOPSwitch-GX and TOPSwitch-HX. TinySwitch products include TinySwitch, TinySwitch-II, TinySwitch-III, TinySwitch-PK and PeakSwitch. Sales of the Company’s Linkswitch product accounted for 29%, 18% and 9% of net revenues from product sales for the years ended December 31, 2008, 2007 and 2006, respectively. Linkswitch products include Linkswitch, Linkswitch-TN, Linkswitch-XT, Linkswitch-LP and Linkswitch-HF.
     Revenue mix by product family was as follows:

	Year Ended December 31,
Product Family	2008	2007	2006
TinySwitch	44%	52%	53%
TOPSwitch	25%	28%	36%
LinkSwitch	29%	18%	9%
DPA-Switch	2%	2%	2%

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Revenue mix by end markets served is comprised of the following:

	Year Ended December 31,
End Market	2008	2007	2006
Consumer	30%	30%	32%
Communications	28%	27%	28%
Computer	21%	21%	19%
Industrial electronics	15%	15%	15%
Other	6%	7%	6%
     Foreign Currency Risk
     The Company does not currently employ a foreign currency hedge program utilizing foreign currency forward exchange contracts. The Company maintains a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the years ended December 31, 2008, 2007 and 2006, the Company realized foreign exchange transaction losses of approximately $216,000, $268,000 and $236,000, respectively. These amounts are included in ''other income (expense)’’ in the accompanying consolidated statements of income.
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
          Advertising
     Advertising costs are expensed as incurred. Advertising costs amounted to $0.5 million, $1.0 million, and $0.8 million, in 2008, 2007 and 2006, respectively.
          Research and Development
     Research and development costs are expensed as incurred.
          Income Taxes
     Income tax expense is an estimate of current income taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting and income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. The Company recognizes valuation allowances, which reduce deferred tax assets to the amount that the Company estimates will be more likely than not realized, based upon available evidence and management judgment. The Company limits the deferred tax assets recognized related to certain stock based compensation of its officers to amounts that it estimates will be deductible in future periods based upon the provisions of the Internal Revenue Code Section 162(m). As of December 31, 2008, the Company maintained a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions, that the Company believes are not likely to be realized. In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, the Company would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position.
          Common Stock and Common Stock Dividends
               In February 2008, the Company announced that its board of directors had authorized the use of up to $50 million for the repurchase of the Company’s common stock. During the year ended December 31, 2008, the Company completed repurchases under the plan, repurchasing 2.1 million shares of its common stock for approximately $50 million.
               In October 2008, the Company’s board of directors authorized the use of an additional $50 million to repurchase the Company’s common stock. During the year ended December 31, 2008, the Company repurchased 1.8 million shares of its common stock for approximately $32.3 million. There is currently no expiration date for this stock repurchase plan.
               On October 21, 2008, the Company’s board of directors declared a quarterly cash dividend of $0.025 cents per share, to be paid to holders of record as of the dividend record date. The Company began paying dividends on a quarterly basis in the fourth quarter of 2008, and will continue through the end of 2009. The first quarterly dividend was paid on December 31, 2008 to shareholders of record as of November 28, 2008.
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
     Expected Term. The Company calculated the estimated expected term with the simplified method identified in SAB 107 for share-based awards granted between 1997 and 2007. Effective January 1, 2008, the Company developed a model which uses historical exercise, cancellation and outstanding option data to calculate the expected term of stock option grants.
     Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.
     Dividend Yield. During the fourth quarter of 2008, the Company declared a quarterly dividend of $0.025 per share for the fourth quarter of 2008 and all four quarters of 2009. The fourth quarter 2008 dividend was paid on December 31, 2008 to stockholders of record on November 28, 2008. In order to calculate the dividend yield the price per share was calculated by using the average closing stock price of the Company’s common stock from November 28, 2008 through the end of the quarter. The analysis has determined a dividend yield of .5433%. The dividend yield will be analyzed on a quarterly basis.
     Estimated Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures, and records share-based compensation expense only for those awards that are expected to vest.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2008 and 2007, approximately 68% and 66% of accounts receivable, respectively, were concentrated with ten customers. As of December 31, 2008 and 2007, no one customer accounted for 10% or more of the Company’s accounts receivable.
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
     The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2008. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
               On January 1, 2008, the Company adopted the following accounting pronouncements:
               In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that the tax benefits of dividends on unvested share-based payments be recognized in equity and be reclassified from additional paid-in capital to the income statement when the related award is forfeited or no longer expected to vest. There was no material impact to our financial statements related to the adoption of EITF 06-11.
               In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 had no material impact to the Company’s consolidated financial statements.
               In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157. However, the effective date for financial assets and liabilities remains intact. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of SFAS No. 157. See note 13 to the Company’s condensed consolidated financial statements for the disclosures required by SFAS No. 157. The Company is currently evaluating the financial statement impact, if any, of adopting this standard, related to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not believe the postponed portion of this standard will have a significant impact on its financial statements.
               In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company did not elect to value any of its financial assets or liabilities in accordance with SFAS No. 159.
     3. COMMITMENTS AND CONTINGENCIES:
     From time to time the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. See Note 9 below. In accordance with SFAS No. 5, Accounting for Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
     Facilities. The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The Company had no capital leasing arrangements as of December 31, 2008. At December 31, 2008 the Company had $18.0 million of non-cancelable purchase obligations, consisting primarily of inventory related items.
     Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2008 are as follows (in thousands):

Fiscal Year
2009	$715
2010	366
2011	175
2012	71
2013	67
Thereafter	108

Total minimum lease payments	$1,502

     Total rent expense amounted to $0.7 million, $0.6 million and $0.5 million in the years ended December 31, 2008, 2007 and 2006, respectively.
     4. PREFERRED STOCK PURCHASE RIGHTS PLAN:
     In February 1999, the Company adopted a Preferred Stock Purchase Rights Plan (the “Plan”) designed to enable all stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company. Under the Plan, stockholders received one right to purchase one one-thousandth of a share of a new series of preferred stock for each outstanding share of common stock held at $150.00 per right, when someone acquires 15 percent or more of the Company’s common stock or announces a tender offer which could result in such person owning 15 percent or more of the common stock. Each one one-thousandth of a share of the new preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Prior to someone acquiring 15 percent, the rights can be redeemed for $0.001 each by action of the board of directors. Under certain circumstances, if someone acquires 15 percent or more of the common stock, the rights permit the stockholders, other than the acquirer, to purchase the Company’s common stock having a market value of twice the exercise price of the rights, in lieu of the preferred stock. Alternatively, when the rights become exercisable, the board of directors may authorize the issuance of one share of common stock in exchange for each right that is then exercisable. The Company’s Board of Directors may, in its discretion, permit a stockholder to increase its ownership percentage to an amount in excess of 15 percent without triggering the provisions of the Plan, and has done so with respect to one investor, allowing that investor to acquire up to 20 percent of the Company’s common stock without triggering the provisions of the Plan. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50 percent discount. Rights held by the acquirer will become null and void in both cases. The rights expired on February 23, 2009.
     5. STOCKHOLDERS’ EQUITY:
          Preferred Stock
     The Company is authorized to issue 3,000,000 shares of $0.001 par value preferred stock, none of which were issued or outstanding during each of the three years ended December 31, 2008, 2007 and 2006.
          Common Stock
     As of December 31, 2008, the Company was authorized to issue 140,000,000 shares of $0.001 par value common stock.
     In February 2008, the Company announced that its board of directors had authorized the use of up to $50 million for the repurchase of the Company’s common stock. During the year ended December 31, 2008, the Company completed repurchases under the plan, repurchasing 2.1 million shares of its common stock for approximately $50 million.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     In October 2008, the Company’s board of directors authorized the use of an additional $50 million to repurchase the Company’s common stock. During the year ended December 31, 2008, the Company repurchased 1.8 million shares of its common stock for approximately $32.3 million. There is currently no expiration date for this stock repurchase plan.
     On October 21, 2008, the Company’s board of directors declared a quarterly dividend of $0.025 per share for the fourth quarter of 2008 and all four quarters of 2009. The fourth quarter 2008 dividend was paid on December 31, 2008 to stockholders of record on November 28, 2008. The Company intends to pay dividends on a quarterly basis continuing through the end of 2009.
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
          1997 Outside Directors Stock Option Plan
     In September 1997, the board of directors adopted the 1997 Outside Directors Stock Option Plan (the “Directors Plan”). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The Directors Plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the board of directors. The Directors Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company over their period of service on the board of directors. The Directors Plan provides that each future nonemployee director of the Company will be granted an option to purchase 30,000 shares of common stock on the date on which such individual first becomes a nonemployee director of the Company (the “Initial Grant”). Thereafter, each nonemployee director who has served on the board of directors continuously for 12 months will be granted an additional option to purchase 10,000 shares of common stock (an “Annual Grant”). Subject to an optionee’s continuous service with the Company, approximately 1/3rd of an Initial Grant will become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continuous service. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service. In the event of certain changes in control of the Company, all options outstanding under the Directors Plan will become immediately vested and exercisable in full. On January 27, 2009, the Directors Plan was amended to suspend Annual Grants from January 27, 2009 to December 31, 2009. In connection with such suspension, beginning in January 2009, nonemployee directors will receive initial and annual grants primarily under the Power Integrations 2007 Equity Incentive Plan (described below) pursuant to the “Directors Equity Compensation Program” (see description below).
          1998 Nonstatutory Stock Option Plan
     In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of December 31, 2008, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.
          2007 Equity Incentive Plan
     The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of December 31, 2008, the maximum number of shares that may be issued under the 2007 Plan was 9,608,150 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.
     Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (that was adopted by the board of directors on January 27, 2009), to nonemployee directors will be made primarily under the 2007 Plan. The Directors Equity Compensation Program provides in certain circumstances (depending on the status of the particular director’s holdings of Company stock options) for the automatic grant of nonstatutory stock options to nonemployee directors of the Company on the first trading day of July in each year over their period of service on the board of directors. Further, each future nonemployee director of the Company would be granted under the 2007 Plan (or, if determined by the compensation committee, under the Directors Plan): (a) on the first trading day of the month following commencement of service, an option to purchase the number of shares of common stock equal to: the fraction of a year between the date of the director’s appointment to the board of directors and the next July 1, multiplied by 8,000, which option shall vest on the next July 1st; and (b) on the first trading day of July following commencement of service, an option to purchase 24,000 shares vesting monthly over the three year period commencing on the grant date. The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.
     The following table summarizes option activity under the Company’s option plans (prices are weighted-average prices):

			Weighted-
			average
			remaining	Aggregate
			contractual	intrinsic value in
	Shares	Price	term (years)	($000)
Options outstanding, January 1, 2006	7,569,854	$19.09
Granted	1,420,992	$24.80
Exercised	(293,501)	$14.45
Cancelled	(205,815)	$22.79

Options outstanding, December 31, 2006	8,491,530	$20.18

Granted	1,246,347	$25.84
Exercised	(1,411,790)	$17.38
Cancelled	(139,863)	$23.40

Options outstanding, December 31, 2007	8,186,224	$21.57

Granted	1,602,984	$28.20
Exercised	(1,157,628)	$17.81
Cancelled	(2,650,590)	$27.65

Options outstanding at December 31, 2008	5,980,990	$21.38	5.01	$11,202

Vested and exercisable at December 31, 2008	4,959,238	$20.90	4.32	$10,983

Vested and expected to vest at December 31, 2008	5,840,655	$21.33	4.93	$11,170

Weighted-average fair value per option granted in 2008		$11.91

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The weighted-average grant-date fair value of options granted for the twelve months ended December 31, 2008, 2007 and 2006 was $11.91, $12.44 and $13.20, respectively. The total intrinsic value of options exercised during the twelve months ending December 31, 2008, 2007 and 2006 was $14.3 million, $20.5 million and $3.4 million, respectively.
     Options issued under the 1988, 1997 and 1998 plans may be exercised at any time prior to their expiration. The Company has a repurchase right that lapses over time, under which it has the right, upon termination of an optionholder’s employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1988, 1997 and 1998 plans at the original purchase price. Under the terms of the option plans, an option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 2008, 2007 and 2006, there were no shares of common stock issued under the 1988, 1997 and 1998 plans that are subject to repurchase by the Company. Options issued under the Directors Plan are exercisable upon vesting.
     The following table summarizes the stock options outstanding at December 31, 2008:

Options Outstanding				Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Term	Price	Vested	Price
$11.50—$14.22	600,492	2.27	$12.25	597.670	$12.25
$14.27—$16.09	633,663	2.45	$14.98	627,829	$14.97
$17.00—$18.30	1,272,685	5.24	$17.45	1,216,462	$17.45
$18.31—$19.73	526,078	4.73	$19.09	499,806	$19.12
$19.88—$22.05	493,894	8.11	$20.98	170,604	$20.89
$22.12—$25.25	855,583	6.87	$24.53	497,125	$24.31
$25.45—$27.30	1,028,529	5.84	$26.94	859,148	$27.03
$28.16—$32.44	189,658	6.02	$30.15	110,186	$29.25
$32.64—$41.94	322,833	2.48	$35.57	322,833	$35.57
$43.88—$51.50	57,575	1.08	$44.39	57,575	$44.39

$11.50—$51.50	5,980,990	5.01	$21.38	4,959,238	$20.90

          1997 Employee Stock Purchase Plan
     Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Prior to February 1, 2009, each offering period consisted of four consecutive purchase periods of approximately six months duration, or such other number or duration as the Board determined. Beginning February 1, 2009, each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the ESPP, of which 1,000,000 shares were approved at the Annual Meeting of Stockholders, held on June 13, 2008. As of December 31, 2008, 1,874,440 shares had been purchased and 1,125,560 shares were reserved for future issuance under the ESPP.
          Non-employee Stock Options
     In 2008, 2007 and 2006, the Company granted no non-employee options. As of December 31, 2008, there were no non-employee options outstanding.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
          Shares Reserved
     As of December 31, 2008, the Company had 5,518,176 shares of common stock reserved for future issuance under stock option and stock purchase plans.
          Impact of the Adoption of SFAS No. 123(R)
     In January 1, 2006, the Company adopted SFAS No 123(R) to account for its share-based employee compensation plans See Note 2, “Summary of Significant Accounting Policies,” in the notes to consolidated financial statements for a description of the Company’s adoption of SFAS No. 123(R) on January 1, 2006. The following table presents the functional allocation of all share-based compensation and related expense included in the Company’s operating expense captions that the Company recorded within the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenues	3,481	1,268	1,250
Research and development	11,773	3,829	4,329
Sales and marketing	11,878	4,620	5,506
General and administrative	7,832	3,548	4,375

Total	$34,964	$13,265	$15,460

     The Company recorded $35.0 million in pre-tax share-based compensation expenses, including expenses related to grants of stock options and purchase rights under the employee stock purchase plan during the year ended December 31, 2008. These expenses consisted of approximately $32.1 million related to stock options, which includes $19.3 million related to the Company’s tender offer (see Note 6 below for information on the Company’s tender offer), $2.7 million related to our employee stock purchase plan, and approximately $0.1 million for net amortized compensation expense associated with capitalized inventory costs. The Company recorded $13.3 million in pre-tax share-based compensation expenses, including expenses related to grants of stock options and purchase rights under the employee stock purchase plan during the year ended December 31, 2007. These expenses consisted of approximately $12.2 million related to stock options, $1.1 million related to our employee stock purchase plan, and approximately $21,000 for net amortized compensation expense associated with capitalized inventory costs. The Company recorded $15.5 million in pre-tax share-based compensation expenses, including expenses related to grants of stock options and purchase rights under the employee stock purchase plan during the year ended December 31, 2006. These expenses consisted of approximately $15.2 million related to stock options and $0.6 million related to our employee stock purchase plan, reduced by approximately $0.3 million for capitalized compensation expense.
     As of December 31, 2008, there was $11.1 million of total unamortized compensation cost which includes estimated forfeitures related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of 2.45 years. As of December 31, 2008, the total compensation cost related to options, under the 1997 Stock Option Plan, to purchase the Company’s common stock but not yet recognized was approximately $2.3 million. The Company will amortize this cost on a straight-line basis over periods of up to 2.0 years.
     The Company received net proceeds of $23.9 million from option exercises and ESPP purchases during the year ended December 31, 2008.
     The Company estimates the fair value of options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of its common stock at the date of grant based on a combination of its historical volatility and implied volatility, consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
identified in SAB 107 for share-based awards granted during the fiscal year ended December 31, 2008. The dividend yield assumption is based on historical dividend payouts. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of its employee options. The Company uses historical data to estimate pre-vesting option forfeitures (at an estimated forfeiture rate of 7.94% for the year ended December 31, 2008) and records share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the requisite service period of the options that is generally four years.
     The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for share-based payment awards during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Stock Options:
Expected volatility	42% - 54%	42% - 49%	49% - 52%
Risk-free interest rate	2.18% - 3.16%	3.89% - 4.78%	4.46% - 5.00%
Expected life (in years)	4.97	6.03	6.03
Expected dividend yield	0.54%	—	—

	2008	2007	2006
Employee Stock Purchase Plan:
Expected volatility	35% - 46%	36%	37%
Risk-free interest rate	1.88% - 4.96%	4.44%	4.44%
Expected life (in years)	1.0	1.0	1.0
Expected dividend yield	—	—	—
Weighted-average estimated fair value of the purchase rights	$10.55	$12.22	$6.81
     6. TENDER OFFER:
     In December 2008 the Company offered to purchase for cash certain eligible stock options from certain eligible employees (defined as those employees of the Company, or one of its subsidiaries as of December 3, 2008 (including officers), who continue to be employed through the expiration time of the tender offer). The stock options that were subject to this offer were those stock options to purchase the Company’s stock that had each of the following characteristics (the “Eligible Options”);
•	Were granted between January 1, 2004 and September 15, 2008 to eligible employees, and

•	Were granted under the Company’s 1997 Stock Option Plan, as amended, or the Company’s 2007 Equity Incentive Plan, as amended; and

•	Were outstanding on December 3, 2008 and were outstanding as of December 31, 2008.
          The purpose of this tender offer was to provide incentive to employees whose options were underwater given the current unfavorable market environment, and to reduce the amount of option overhang by buying underwater options at less than fair market value. The total number of employees that accepted the tender offer was 354, including 7 executive officers of the Company. The total cash amount that the Company offered to pay for each share subject to an eligible option that was tendered was $2 per share if the eligible option was granted in 2004 or 2005, and $4 per share if the eligible option was granted in 2006, 2007 or 2008 (before September 15, 2008). All cash payments for properly tendered eligible options were made in January 2009. A total of $9.0 million was accrued at December 31, 2008, related to this cash payment and is reflected as accrued payment to employees for tender offer in the Company’s consolidated statement of stockholders equity.
          In accordance with FAS 123R, the tender offer is considered an option modification, and following the guidance of FAS 123R, the Company accelerated the stock-based compensation expense for these tendered options for a total of $19.3 million in the fourth quarter of 2008. This amount was reflected in the cost of revenues and operating expense captions in the Company’s consolidated statement of income at December 31, 2008.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The following table presents the functional allocation of share-based compensation related to the tender offer included in the Company’s operating expense captions that the Company recorded within the accompanying consolidated statement of income (in thousands):

Year Ended
December 31,
2008
In ($000)
Cost of revenues	1,959
Research and development	6,761
Sales and marketing	6,525
General and administrative	4,073

Total	$19,318

     7. TAXES:
     Payroll Taxes, Interest and Penalties. In connection with the stock-based compensation adjustments, and the related restatement of the Company’s financial statements for the years ended December 31, 2003 and 2004, the Company determined that certain options previously classified as Incentive Stock Option, or ISO, grants were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the revised measurement date (see discussion under “Critical Accounting Policies” in Item 7). Under U.S. tax regulations, ISOs may not be granted with an exercise price less than the fair market value on the date of grant, and therefore these grants might not qualify for ISO tax treatment. The Company refers to these stock options as the “Affected ISOs.” The potential disqualification of ISO status exposes the Company to additional payroll related withholding taxes on the exercise of these Affected ISOs granted to U.S. employees, and penalties and interest for failing to properly withhold taxes on exercise of those options. The payroll taxes, interest and penalties were recorded as expenses in the periods in which the underlying stock options were exercised. Then, in subsequent periods in which the liabilities were legally extinguished due to statutes of limitations, the payroll taxes, interest and penalties were reversed, and recognized as a reduction in the related functional expense category in the Company’s consolidated statements of income. As of December 31, 2008, there was no accrued liability for payroll taxes. As of December 31, 2007 the liability accrued for payroll taxes, interest and penalties totaled $0.7 million.
     Adoption of FIN 48
     Effective January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Our liability for unrecognized tax benefits related to tax positions taken in prior periods was $13.2 million (excluding interest). Upon adoption of FIN 48, there was an adjustment made to retained earnings of $1.04 million. Additionally, we have classified the $13.2 million of FIN 48 liabilities as follows: $12.2 million from current taxes payable to non-current taxes payable and $1.0 million from current taxes payable to non-current deferred tax asset.
     As of December 31, 2008, we had accrued $2.8 million for payment of such interest and penalties, which was classified as non-current taxes payable. Interest and penalties included in our provision for income taxes was $1.1 million in the year-ended December 31, 2008.

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits
Unrecognized Tax Benefits Balance at January 1, 2007	$13,220
Gross Increases for Tax Positions of Current Years	$4,186
Gross Decreases for Tax Positions of Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—

Unrecognized Tax Benefits Balance at December 31, 2007	$17,406
Gross Increases for Tax Positions of Current Year	$4,593
Gross Decreases for Tax Positions of Prior Years	—
Settlements	$(1,319)
Lapse of Statute of Limitations	—

Unrecognized Tax Benefits Balance at December 31, 2008	$20,680

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Our total unrecognized tax benefits as of December 31, 2008 and December 31, 2007 was $20.7 million and $17.4 million, respectively. These unrecognized tax benefits would affect our effective tax rate. The settlement period for our unrecognized tax benefits cannot be determined; however, they are not expected to be settled within the next twelve months.
          Income Taxes
     U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S. operations	$(5,260)	$4,789	$(16,523)
Foreign operations	15,984	29,762	26,281

Total pretax income	$10,724	$34,551	$9,758

     Undistributed earnings of the Company’s foreign subsidiaries of approximately $92.1 million at December 31, 2008, are considered to be indefinitely reinvested and, accordingly, no provision for Federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. Federal and State income taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries.
     The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current provision:
Federal	$6,928	$9,041	$4,070
State	737	(947)	493
Foreign	1,235	951	682

	8,900	9,045	5,245

Deferred provision (benefit):
Federal	763	(2,070)	(3,866)
State	(608)	1,052	(1,009)
Foreign	(134)	(100)	(37)

	21	(1,118)	(4,912)

Total	$8,921	$7,927	$333

     The Company is entitled to a deduction for Federal and State tax purposes with respect to employees’ stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax benefit has been reflected as an adjustment to additional paid-in capital. For 2008, 2007 and 2006, the benefit arising from employee stock option activity that resulted in an adjustment to additional paid in capital was approximately $1.9 million, $3.4 million and $0.2 million, respectively.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income before provision for income taxes as follows:

	Year Ended December 31,
	2008	2007	2006
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	(1.6)	0.4	(7.1)
Research and development credits	(12.9)	(5.1)	(16.6)
Stock-based compensation	66.3	4.8	31.2
Foreign income taxed at different rate	(7.9)	(13.0)	(45.5)
FIN 48 Interest and Penalties	7.0	1.5	5.8
FIN 48 Releases	(2.8)	—	—
Other	0.1	(0.7)	0.6

Total	83.2%	22.9%	3.4%

     The components of the net deferred income tax asset were as follows (in thousands):

	December 31,
	2008	2007
Deferred Tax Assets
Tax credit carry-forwards	$4,142	$4,740
Inventory reserves	403	549
Other reserves and accruals	3,410	2,659
Depreciation	1,514	938
Stock compensation	7,137	7,895
Acquired intangibles	26	22

	16,632	16,803

Deferred Tax Liability
Foreign Taxes	—	(149)

Net deferred tax asset	$16,632	$16,654

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
     As of December 31, 2008, the Company had California research and development tax credit carryforwards of approximately $8.6 million. There is no expiration of research and development tax credit carryforwards for the State of California. As of December 31, 2008, the Company had Federal research and development tax credit carryforwards of approximately $1.4 million, which will expire in 2026, if unutilized.
     Although we file U.S. Federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the U.S. Our 2002 — 2006 tax years remain subject to examination by the IRS for U.S. Federal tax purposes. Currently, we are under examination by the IRS for our 2002 through 2006 tax years. There could be a significant change in the Company’s uncertain tax benefits in the next twelve months depending on the outcome of the current IRS audit; however, the Company cannot reasonably estimate this amount.
     The Company addressed the implications of Section 409A of the Internal Revenue Code by adjusting the exercise price of stock options deemed by the Company to have been granted at a discount from their fair market value. This resulted from the Company’s determination that the measurement date for those options differed from the original date used as the measurement date for those options. Section 409A would have imposed significant additional taxes to the Company’s employees on stock options granted with an exercise price lower than the fair market value on the date of grant that vest after December 31, 2004. The Internal Revenue Service has issued transition rules under Section 409A that allows for a correction, or cure, for options subject to Section 409A. The Company has allowed its current and former

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
executive officers to amend their options to effect such a cure in 2006, and in the third quarter of 2007, the Company offered its employees who held outstanding options the opportunity to effect a cure of all affected stock options. In connection with this cure, the Company made cash bonus payments in an aggregate amount of approximately $0.8 million in 2008 to non-officer employees, which was reflected in accrued payroll and related expenses in the Company’s consolidated balance sheet. The total bonus of $0.8 million was allocated between stock-based compensation expense ($0.4 million) and additional paid in capital ($0.4 million) in accordance with SFAS 123R. The stock-based compensation expense is included in cost of revenues and operating expenses in the accompanying statement of income for the year ended December 31, 2007.
     8. GOODWILL, INTANGIBLE ASSETS AND ASSET IMPAIRMENT:
     Goodwill of $1.8 million was recorded on the Company’s consolidated balance sheet at December 31, 2007, in connection with its acquisition of Potentia Semiconductor Corporation. In 2008, goodwill was evaluated in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and no impairment charge was deemed necessary as of December 31, 2008.
     Intangible assets consist primarily of acquired licenses, patent rights and customer relationships, and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, or the expected life of customer relationships, which range from five to ten years.
     The Company performed an impairment analysis of intangible assets in the fourth quarter of 2008, and concluded it had an impairment of intangible assets related to a certain patent, licensed technology and customer relationships. The Company determined that the above mentioned intangible assets were no longer useful in the Company’s manufacturing and sales processes. The Company reduced its gross intangible assets by $2.7 million and recorded an impairment charge of $2.0 million, which represented the total net book value of the intangible assets. The Company deemed that there was no further value to these impaired intangible assets. The charge was reflected in the Intangible impairment caption in the accompanying consolidated statement of income.
     Total intangible amortization was approximately $0.9 million in 2008 and $0.8 million in 2007. The Company does not believe there is any significant residual value associated with the intangible assets:

	December 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(in thousands)
Technology licenses	$3,000	$(825)	$2,175	4,057	(780)	3,277
Patent rights	1,949	(1,294)	655	$3,165	$(1,339)	$1,826
Developed technology	1,140	(163)	977	1,140	—	1,140
Other intangibles	37	(26)	11	37	(19)	18
Customer relationships	—	—	—	470	—	470

Total intangible assets	$6,126	$(2,308)	$3,818	$8,869	$(2,138)	$6,731

     The estimated future amortization expense related to intangible assets at December 31, 2008 is as follows:

Estimated
Fiscal Year	Amortization
(in thousands)
2009	$719
2010	684
2011	651
2012	463
2013	463
Thereafter	838

Total	$3,818

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     9. LEGAL PROCEEDINGS:
     On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recovered from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6,116,720, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company’s motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction. On January 15, 2009, the Company filed a motion asking the Court to set a schedule for resolving the issue of willful infringement. The Courts will address these remaining issues in the coming months.
     On May 9, 2005, the Company filed a Complaint with the U.S. International Trade Commission (“ITC”) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by System General, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to the Company’s complaint. System General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing System General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing System General chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action from the President, and the ITC exclusion order is now in full effect. System General appealed the ITC decision, and on November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects. On October 27, 2008, System General filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case. The Company has responded to System General’s petition, and the matter is currently under submission.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     On June 14, 2007, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). The Company’s complaint alleged that certain integrated circuits produced by BCD infringe certain of the Company’s patents, seeking, among other things, an order enjoining BCD from infringing on its patents and an award for damages resulting from the alleged infringement. The Company voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against Power Integrations on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. On September 9, 2008, the Court denied BCD’s motion to dismiss, and BCD answered the Company’s complaint on September 19, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. The parties held a mediation session with the Court on January 30, 2009 and subsequently entered into a settlement agreement earlier this month. Pursuant to the settlement agreement, the Court entered an order prohibiting BCD from manufacturing or selling the products involved in the lawsuit in the United States or from selling such products for use in end products destined for the U.S. market.
     On March 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008, and discovery is under way.
     On April 25, 2006, Kimberly Quaco, an alleged shareholder, filed a derivative complaint in the United States District Court for the Northern District of California, purportedly on behalf of Power Integrations, against certain of Power Integrations’ current and former executives and members of Power Integrations’ board of directors relating to the Company’s historical stock option granting practices. On August 1, 2006, Kathryn L. Champlin, another alleged shareholder, filed a similar derivative complaint in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On September 21, 2006, Christopher Deboskey, another alleged shareholder, filed a similar derivative suit in the United States District Court for the Northern District of California purportedly on behalf of Power Integrations. On November 30, 2006, Ms. Champlin voluntarily dismissed her suit. On December 18, 2006, the Court appointed Ms. Quaco’s counsel as lead counsel and ordered that another purported shareholder, Mr. Geoffrey Wren, be substituted in as lead plaintiff. On January 17, 2007, the plaintiffs filed their consolidated complaint. On August 3, 2007, plaintiffs filed an amended consolidated complaint. The amended consolidated complaint alleges, among other things, that the defendants breached their fiduciary duties by improperly backdating stock option grants in violation of Power Integrations’ shareholder approved stock option plans, improperly recording and accounting for the backdated options, improperly taking tax deductions based on the backdated options, and disseminating false financial statements that improperly recorded the backdated option grants. The amended consolidated complaint asserts claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of Section 10(b) of the Securities Exchange Act of 1934. On January 30, 2008, the parties agreed to settle the dispute. The settlement is subject to court approval. On February 1, 2008, plaintiffs filed a motion for preliminary approval of the settlement. On May 1, 2008, the Court granted plaintiffs’ motion for preliminary approval of the settlement. On July 10, 2008, the Court held a final approval hearing. On July 18, 2008, the Court issued an order and final judgment approving the settlement, which order is no longer subject to appeal.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     On May 26, 2006, Stanley Banko, an alleged shareholder, filed a derivative complaint in the Superior Court of California, Santa Clara County, purportedly on behalf of Power Integrations, against certain of the Company’s current and former executives and members of Power Integrations’ board of directors relating to the Company’s historical stock option granting practices. On May 30, 2006, Joan Campbell, also an alleged shareholder, filed a derivative suit in the Superior Court of California, Santa Clara County, making the identical allegations asserted in the Banko lawsuit. On June 30, 2006, pursuant to a stipulation by the parties, the Court consolidated the two cases into a single proceeding and required plaintiffs to file an amended, consolidated complaint. Plaintiffs filed their consolidated complaint on August 14, 2006, in which plaintiffs named additional officers and former officers and KPMG LLP, Power Integrations’ former auditor, as new defendants. The consolidated complaint alleges, among other things, that the defendants caused or allowed Power Integrations’ executives to manipulate their stock option grant dates that defendants improperly backdated stock option grants, and that costs associated with the stock option grants that Power Integrations did not properly record in its financial statements. The complaint asserts claims for, among other things, insider trading, breach of fiduciary duty, gross mismanagement and unjust enrichment. On July 25, 2008, following the entry of the order and final judgment in the Quaco Action and pursuant to the settlement agreement, the parties submitted a stipulation to the Court requesting that the Court dismiss the action with prejudice. On July 29, 2008, the Court entered the order granting the stipulation and dismissing the action with prejudice, which order is no longer subject to appeal.
     The Internal Revenue Service (“IRS”) recently completed its audit of the Company’s 2002 and 2003 tax returns. The Company and the IRS were unable to reach an agreement on the adjustment it proposed for those years with respect to the Company’s research and development cost-sharing arrangement. The Company agreed to rollover this disputed issue into the audit of the Company’s tax returns for fiscal years 2004 through 2006 which is now in progress, in order to allow the IRS to further evaluate multiple year data related to the Company’s research and development cost-sharing arrangement.
     On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against the Company in the Regional Court Munich I (Germany). This complaint was received by the Company on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of the Company’s products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by the Company even though the distribution agreement did not provide for such payment. In its written pleading the Company has denied such claims. The proceeding is currently being paused by the Regional Court in Munich pending the acquisition of Azzurri by another company.
     There can be no assurance that Power Integrations will prevail in the litigation with Fairchild or Azzurri. This litigation, whether or not determined in Power Integrations’ favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, the Company is unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require Power Integrations to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.
     10. BUSINESS COMBINATIONS:
     On December 31, 2007, the Company acquired Potentia Semiconductor Corporation, or Potentia, for cash consideration of approximately $5.5 million, including closing costs. The Company used the purchase method of accounting. The Company allocated the purchase price of the acquisition to tangible assets, liabilities and intangible assets acquired, including in-process research and development charges, based on their estimated fair values. As of December 31, 2008, one of the intangible assets, customer relationships, acquired as a result of the Potentia acquisition was considered impaired; refer to note 8, Goodwill, Intangible Assets and Asset Impairment, above for the amortization of intangible assets acquired and the related impairment. The excess purchase price over those fair values was recorded as goodwill.
     Potentia was a developer of innovative controller chips for high-power AC-DC power supplies. Potentia’s engineering team, based in Ottawa, Canada, has formed the core of a new analog design group for Power Integrations focused primarily on high-power applications.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     11. LOAN TO SUPPLIER:
     On August 30, 2005, the Company entered into a loan agreement with one of its suppliers to fund the implementation of new technology. The principal amount of the loan was $10.0 million. The unpaid principal and interest is due on December 31, 2009. The loan is convertible into equity of the supplier upon certain conditions at the discretion of the Company. The interest rate will follow the one-year Treasury bill rate, and be reset at each anniversary of the closing date of the loan agreement. The loan principal is reflected in “Note Receivable” in the accompanying consolidated balance sheet.
     12. SUPPLIER AGREEMENT:
     The Company entered into a wafer supply agreement amendment with one of its foundries in the third quarter of 2008, which amends its previous agreement with the Company. The amended agreement includes a Company prepayment of $3.1 million for raw materials. Purchases of raw material under this agreement will be made based upon future production build plans of the Company’s wafers. The Company included the prepayment in prepaid expenses and other current assets in its December 31, 2008 consolidated balance sheet.
     13. FAIR VALUE MEASUREMENTS:
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
     The Company’s $10.0 million note to its supplier, XFAB (formerly ZMD), is classified as Level 3 of the fair value hierarchy, as there is no market data for this instrument. The Company recorded the note at its face value of $10.0 million in its December 31, 2008 and December 31, 2007 balance sheets. The estimated fair value of the Company’s note to XFAB was approximately $10.0 million at December 31, 2008 and $9.9 million at December 31, 2007. The fair value was estimated using a pricing model incorporating current market rates. The Company intends to hold the note to maturity, which occurs on December 31, 2009.
     The fair value hierarchy of the Company’s marketable securities and note to supplier was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable	Unobservable Inputs
Description	2008	(Level 1)	Inputs (Level 2)	(Level 3)
Commercial paper	$122,145	$—	$122,145	$—
Money market funds	10,035	10,035	—	—
U.S. Government debt securities	7,346	—	7,346	—
Note to supplier	10,000	—	—	10,000

Total	$149,526	$10,035	$129,491	$10,000

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     14. DISTRIBUTOR PRICING CREDIT RECOVERY:
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
     15. SELECTED QUARTERLY INFORMATION (Unaudited):
     The following tables set forth certain data from the Company’s consolidated statements of income for each of the quarters in the years ended December 31, 2008 and 2007.
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

	Three Months Ended
	(unaudited)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008(1)(2)	2008(2)	2008	2008	2007	2007	2007	2007
	(in thousands, except per share data)
Net revenues	$42,417	$53,816	$53,635	$51,840	$52,680	$49,806	$43,240	$45,317
Gross profit	23,472	29,157	28,806	28,122	28,019	26,397	23,952	25,117

Net income (loss)	$(20,654)	$7,637	$7,611	$7,209	$6,588	$6,753	$6,777	$6,506

Earnings (loss) per share
Basic	$(0.72)	$0.25	$0.25	$0.24	$0.22	$0.23	$0.24	$0.23
Diluted	$(0.72)	$0.23	$0.23	$0.22	$0.20	$0.22	$0.22	$0.21

Shares used in per share calculation
Basic	28,860	30,791	30,529	30,222	29,741	28,789	28,674	28,660
Diluted	28,860	32,582	32,762	32,090	32,269	31,342	30,942	30,691

(1)	In December 2008 the Company offered to purchase for cash certain eligible options from its employees. The purpose of this tender offer was to provide incentive to employees whose options were underwater given the current unfavorable marker environment, and to reduce the amount of option overhang by buying underwater options at less than fair market value. In accordance with FAS 123R, the tender offer was considered an option modification, and following the guidance of FAS 123R, the Company accelerated the stock-based compensation expense for those tendered options for a total of $19.3 million in the fourth quarter of 2008. This amount was included in the cost of revenues and operating expense captions in the Company’s consolidated income statement for the three and twelve months ended December 31, 2008. Refer to note 6 above for information on the Company’s tender offer to its employees.

The Company performed an impairment analysis of intangible assets in the fourth quarter of 2008, and concluded it had an impairment of intangible assets related to a certain patent, licensed technology and customer relationships. The Company determined that the intangible assets were no longer useful in the Company’s manufacturing and sales processes. The Company reduced its gross intangible assets by $2.7 million and recorded an impairment charge of $2.0 million, which represented the total net book value of the intangible assets. The Company deemed that there was no further value to these impaired intangible assets. The charge was reflected in the Intangible impairment caption in the accompanying consolidated statement of income.

(2)	In the third quarter of 2008 the Company recorded a bad debt reserve of $1.3 million associated with the receivable from a distributor who was terminated by the Company in December 2007. The debt was subsequently collected in the fourth quarter of 2008, and the related $1.3 million reserve was reversed in the fourth quarter of 2008.

     Schedule II
     Valuation and Qualifying Accounts
     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates formulated by the Company’s management based upon factors such as the composition of the accounts receivable aging, historical bad debts, changes in payments patterns, customer creditworthiness, and current economic trends. Following is a summary of the activity in the allowance for doubtful accounts, allowance for customer returns and allowance for ship and debit credits:

	Balance at	Charged to
Classification	Beginning	Costs and
(in thousands)	of Period	Expenses	Deductions(1)	Period
Allowances for doubtful accounts:
Year ended December 31, 2006	$341	$79	$(57)	$363
Year ended December 31, 2007	$363	$(86)	$(16)	$261
Year ended December 31, 2008	$261	$45	$0	$306

	Balance at	Charged to		Balance at
Classification	Beginning of	Costs and		End of
(in thousands)	Period	Expenses	Deductions(1)	Period
Allowances for customer returns:
Year ended December 31, 2006	$128	$341	$(305)	$164
Year ended December 31, 2007	$164	$38	$(77)	$125
Year ended December 31, 2008	$125	$80	$(84)	$121

	Balance at	Charged to		Balance at
Classification	Beginning of	Costs and		End of
(in thousands)	Period	Expenses	Deductions(1)	Period
Allowances for ship and debit credits:
Year ended December 31, 2006	$3,736	$48,956	$(44,488)	$8,204
Year ended December 31, 2007	$8,204	$59,160	$(57,643)	$9,721
Year ended December 31, 2008	$9,721	$64,916	$(65,170)	$9,467

(1) Deductions relate to amounts written off against the allowances for doubtful accounts, customer returns and ship and debit credits.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.
Dated: February 27, 2009	By:	/s/ BILL ROESCHLEIN
Bill Roeschlein
Chief Financial Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Balu Balakrishnan and Bill Roeschlein his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Dated: February 27, 2009	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer (Principal Executive Officer)

Dated: February 27, 2009	By:	/s/ BILL ROESCHLEIN
Bill Roeschlien
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Dated: February 27, 2009	By:	/s/ ALAN D. BICKELL
Alan D. Bickell
Director

Dated: February 27, 2009	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated: February 27, 2009	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme
Director

Dated: February 27, 2009	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director and Chairman of the Board

Dated: February 27, 2009	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

Dated: February 27, 2009	By:	/s/ JAMES FIEBIGER
James Fiebiger Director

POWER INTEGRATIONS, INC.
INDEX TO EXHIBITS
TO
FORM 10-K ANNUAL REPORT
For the Year Ended
December 31, 2008

EXHIBIT
NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Certificate of Incorporation (As filed with the SEC as the like described exhibit to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 on October 21,1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.4	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.5	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001. (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	Form of Indemnity Agreement for directors and officers. (As filed with the SEC as Exhibit 10.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.2	1988 Stock Option Plan and forms of agreements thereunder. (As filed with the SEC as Exhibit 10.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.3	1997 Stock Option Plan (as amended through January 25, 2005) (as filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 6, 2005).*

10.4	1997 Outside Directors Stock Option Plan (as amended through June 6, 2000) (as filed with the SEC as Annex C to our Proxy Statement on April 27, 2000) and forms of agreements thereunder (as filed with the SEC as Exhibit 10.4 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

EXHIBIT
NUMBER	DESCRIPTION
10.5	1997 Employee Stock Purchase Plan (as amended through January 16, 2009). The forms of agreements thereunder (as filed with the SEC as Exhibit 10.5 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.6	1998 Nonstatutory Stock Option Plan. (As filed with the SEC as Exhibit 10.30 to our Quarterly Report on Form 10-Q on May 12, 2003, SEC File No. 000-23441.)*

10.7	Chief Executive Officer Benefits Agreement between us and Balu Balakrishnan, dated April 25, 2002. (As filed with the SEC as Exhibit 10.14 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.8	Executive Officer Benefits Agreement between us and Derek Bell, dated April 25, 2002. (As filed with the SEC as Exhibit 10.15 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.9	Executive Officer Benefits Agreement between us and Bruce Renouard, dated April 25, 2002. (As filed with the SEC as Exhibit 10.17 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.10	Executive Officer Benefits Agreement between us and John Tomlin, dated April 25, 2002. (As filed with the SEC as Exhibit 10.19 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.11	Executive Officer Benefits Agreement between us and Clifford J. Walker, dated April 25, 2002. (As filed with the SEC as Exhibit 10.20 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.12	Loan Agreement between us and Union Bank of California, N.A., dated as of October 16, 1998. (As filed with the SEC as Exhibit 10.23 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

10.13	First Amendment to Loan Agreement dated October 16, 1998 between us and Union Bank of California, N.A., dated August 1, 2000. (As filed with the SEC as Exhibit 10.29 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.14	Wafer Supply Agreement among us and Matsushita Electronics Corporation and Matsushita Electric Industry Co., Ltd., dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.27 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.15	Technology License Agreement between us and Matsushita Electronics Corporation, dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.28 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.16	Purchase Agreement among us, SPI HO II Associates, L.P., SPI/TSA Arrowhead, LLC, SPI/TSA Chula Vista L.P. and SPI/Braintree Unit 5 Limited Partnership, dated as of April 21, 2003. (As filed with the SEC as Exhibit 10.33 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)

10.17	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003. (As filed with the SEC as Exhibit 10.31 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.18	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & CoKG, dated as of May 23, 2003. (As filed with the SEC as Exhibit 10.32 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.19	Wafer Supply Agreement between us and Matsushita Electric Industrial Co., Ltd., effective as of June 29, 2005. (As filed with the SEC as Exhibit 10.21 to our Current Report on Form 8-K on July 26, 2005, SEC File No. 000-23441.)†

10.20	2007 cash bonus awards (As in our Current Report on Form 8-K filed with the SEC on February 8, 2008, SEC File No. 000-23441.)*

EXHIBIT
NUMBER	DESCRIPTION
10.21	Agreement to make a one-time payment of $25,000 to each member of the Special Committee. (As filed with the SEC in our Current Report on Form 8-K on March 27, 2006, SEC File No. 000-23441.)*

10.22	Cash Compensation for Non-Employee Directors (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.23	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004. (As filed with the SEC as Exhibit 10.22 to our Current Report on Form 8-K on April 18, 2006, SEC File No. 000-23441.)†

10.24	Confidential Resignation Agreement and General Release of Claims between us and John Cobb, dated June 15, 2006. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on June 20, 2006, SEC File No. 000-23441.)*

10.25	Offer Letter, dated June 30, 2006, between us and Rafael Torres. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on July 17, 2006, SEC File No. 000-23441.)*

10.26	Amendment to Offer Letter, dated July 6, 2006, between us and Rafael Torres. (As filed with the SEC as Exhibit 10.2 to our Current Report on Form 8-K on July 17, 2006, SEC File No. 000-23441.)*

10.27	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 15, 2006, between us and Balu Balakrishnan.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.28	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 18, 2006, between us and Derek Bell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, and amended as described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on September 10, 2007, SEC File No. 000-23441.*)

10.29	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 22, 2006, between us and Bruce Renouard.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.30	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 21, 2006, between us and John Tomlin.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.31	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 21, 2006, between us and Clifford J. Walker.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.32	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Alan Bickell.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.33	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Nicholas Brathwaite.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.34	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and R. Scott Brown.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.35	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

EXHIBIT
NUMBER	DESCRIPTION
10.36	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.37	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and R. Scott Brown.(As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.38	2007 Equity Incentive Plan, and amendment and restatement of the 1997 Stock Option Plan (As filed with the SEC as the like described exhibit to our Current Report on Form 8-K on February 4, 2008, SEC File No. 000-23441.)*

10.39	2008 Executive Officer Cash Compensation Arrangements (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on April 25, 2008, SEC File No. 000-23441.)*

10.40	Forms of Option Agreements under the 1997 Stock Option Plan with Executive Officers in connection with the Chief Executive Officer Benefits Agreement and the Executive Officer Benefits Agreements. (As filed with the SEC as the like described exhibit to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.41	Forms of Option Agreements under the 1997 Stock Option Plan. (As filed with the SEC as the like described exhibit to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.42	Letter agreement, dated as of August 31, 2007, between Power Integrations, Inc. and Derek Bell. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.43	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Balu Balakrishnan. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.44	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Bruce Rouard. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.45	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and John Tomlin. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.46	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Cliff Walker. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.47	Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Rafael Torres. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.48	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Doug Bailey. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.49	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Derek Bell. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.50	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 8, 2008, SEC File No. 000-23441.)

EXHIBIT
NUMBER	DESCRIPTION
10.51	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 8, 2008, SEC File No. 000-23441.)

10.52	Transition and Separation Agreement, between Power Integrations, Inc. and Rafael Torres, executed July 23, 2008 (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2008, SEC File No. 000-23441.)*

10.53	Offer letter, dated June 18, 2008, between Power Integrations, Inc. and Bill Roeschlein (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2008, SEC File No. 000-23441.)*

10.54	Forms of Option Agreements under the 2007 Equity Incentive Plan (As filed with the SEC as Exhibit 99.(d)(4) to our Schedule TO filed on December 3, 2008, SEC File No. 000-23441.)*

10.55	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.) †

10.56	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.) †

10.57	Director Equity Compensation Program (As filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)

10.58	Forms of Stock Option Agreements to be used in Director Equity Compensation Program. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)

10.59	Amendment to Immediately Exercisable Non-Qualified Stock Option Agreement between Power Integrations, Inc. and Balu Balakrishnan, dated February 2, 2009.*

10.60	Director Equity Compensation Program, as revised January 27, 2009.*

10.61	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., dated November 14, 2008.

10.62	Amendment No. 1 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of January 27, 2009.*

10.63	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A.*

14.1	Code of Business Conduct and Ethics (As filed with the SEC as the like described exhibit to our Current Report on Form 8-K on February 4, 2008, SEC File No. 000-23441.)

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER	DESCRIPTION
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
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