Form 10-Q
period 2009-03-31
POWER INTEGRATIONS INC
filed 2009-05-06
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23441

POWER INTEGRATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5245 Hellyer Avenue, San Jose, California 95138

(Address of principal executive offices) (Zip code)

(408) 414-9200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2009
Common Stock, $.001 par value	26,938,866 shares

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of such words as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to: the effect that the current economic and credit crisis may continue to have on our business; our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; competition from our competitors, including those that we believe are infringing our patents; and our limited financial resources. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I —”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,566	$167,472
Restricted cash	250	250
Short-term investments	4,945	6,363
Accounts receivable, net of allowances of $328 and $427, in 2009 and 2008, respectively	18,172	13,042
Inventories	28,749	28,468
Note receivable	10,000	10,000
Deferred tax assets	1,272	1,274
Prepaid expenses and other current assets	7,838	7,099

Total current assets	215,792	233,968

INVESTMENTS	2,237	1,011
PROPERTY AND EQUIPMENT, net	56,520	56,911
INTANGIBLE ASSETS, net	3,635	3,818
GOODWILL	1,824	1,824
DEFERRED TAX ASSETS	14,133	15,362
OTHER ASSETS	174	184

Total assets	$294,315	$313,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,593	$9,319
Accrued payroll and related expenses	4,574	15,947
Taxes payable	556	588
Deferred income on sales to distributors	6,572	4,798
Accrued professional and other fees	2,398	1,857
Other accrued liabilities	978	462

Total current liabilities	23,671	32,971

LONG-TERM INCOME TAXES PAYABLE	20,705	20,426

Total liabilities	44,376	53,397

STOCKHOLDERS’ EQUITY:
Common stock	27	28
Additional paid-in capital	136,117	145,544
Accumulated other comprehensive income	(104)	(57)
Retained earnings	113,899	114,166

Total stockholders’ equity	249,939	259,681

Total liabilities and stockholders’ equity	$294,315	$313,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
NET REVENUES	$40,289	$51,840
COST OF REVENUES	19,357	23,718

GROSS PROFIT	20,932	28,122

OPERATING EXPENSES:
Research and development	7,724	7,752
Sales and marketing	6,222	7,419
General and administrative	5,681	5,688

Total operating expenses	19,627	20,859

INCOME FROM OPERATIONS	1,305	7,263
OTHER INCOME, NET	824	2,012

INCOME BEFORE PROVISION FOR INCOME TAXES	2,129	9,275
PROVISION FOR INCOME TAXES	1,725	2,066

NET INCOME	$404	$7,209

EARNINGS PER SHARE:
Basic	$0.01	$0.24

Diluted	$0.01	$0.22

SHARES USED IN PER SHARE CALCULATION:
Basic	27,048	30,222

Diluted	28,057	32,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$404	$7,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,496	2,387
Stock-based compensation expense	3,986	4,131
Amortization of premium/(discount) on held to maturity investment	(53)	(666)
Gain on sales of property, plant and equipment	—	(15)
Interest on note receivable	—	(12)
Deferred income taxes	1,232	(479)
Reduction in allowances - accounts receivable and other	(99)	(109)
Excess tax benefit from stock options exercised	(5)	(188)
Tax benefit associated with employee stock plans	73	558
Change in operating assets and liabilities:
Accounts receivable	(5,031)	(2,966)
Inventories	(250)	(2,164)
Prepaid expenses and other current assets	(729)	1,022
Accounts payable	(894)	793
Income taxes payable and accrued liabilities	(1,055)	(770)
Deferred income on sales to distributors	1,774	1,161

Net cash provided by operating activities	1,849	9,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,767)	(2,711)
Release of restricted cash	—	950
Purchases of held-to-maturity investments	(2,755)	(15,854)
Proceeds from maturities of held-to-maturity investments	3,000	86,371

Net cash provided by (used in) investing activities	(1,522)	68,756

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	4,117	5,423
Repurchase of common stock	(17,635)	(5,516)
Payments to employees for tender offer	(9,048)	—
Excess tax benefit from stock options exercised	5	188
Payments of dividends to stockholders	(672)	—

Net cash (used in) provided by financing activities	(23,233)	95

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,906)	78,743
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	167,472	118,353

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144,566	$197,096

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Unpaid property and equipment, net	$168	$(518)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3	$—

Cash paid for income taxes, net of refunds	$173	$277

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in its Form 10-K filed on February 27, 2009 with the Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of March 31, 2009 and December 31, 2008, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Restricted Cash

The Company’s restricted cash balance of $0.3 million at March 31, 2009 consists of an interest-bearing certificate of deposit at Union Bank of California. The certificate of deposit (CD) earns interest at rates ranging from approximately 0.90% to 1.00% and is renewed every 90 days. The current maturity for the certificate of deposit is July 27, 2009. The Company entered into a security agreement with the bank, whereby it agreed to maintain $0.3 million in an interest-bearing certificate of deposit in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. As of March 31, 2009, there were two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of the Company’s letters of credit.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers from the Company’s facility in California are “delivered at frontier,” or DAF, under which title to the product passes to the customer and revenue is recognized when the shipment reaches the destination country. Terms on shipments to international OEMs and merchant power supply manufacturers from the Company’s facilities outside of the United States are “EX Works” (EXW), meaning that title transfers to the Company’s customer and revenue is recognized upon shipment from the Company’s warehouses. Shipments to North and South American OEMs and merchant power supply manufacturers are “FOB-point of origin,” meaning that title passes and revenue is recognized upon shipment.

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

Common Stock and Common Stock Dividends

In October 2008, the Company’s board of directors authorized the use of $50 million to repurchase the Company’s common stock. During the quarter ended March 31, 2009, the Company purchased 906,390 shares of its common stock for approximately $17.6 million, completing the $50 million repurchase program.

On October 21, 2008, the Company’s board of directors declared a quarterly cash dividend of $0.025 cents per share to be paid each quarter through the fourth quarter of 2009 to holders of record as of each quarter’s dividend record date. For the first quarter of 2009, this dividend was paid on March 31, 2009 to shareholders of record as of February 27, 2009.

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

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$404	$7,209
Other comprehensive income:
Translation adjustments	(47)	62

Total comprehensive income	$357	$7,271

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Plans

As of March 31, 2009, the Company had five stock-based employee compensation plans, the “Plans”, which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of March 31, 2009, the maximum number of shares that may be issued under the 2007 Plan was 9,652,707 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

1997 Outside Directors Stock Option Plan

In September 1997, the board of directors adopted the 1997 Outside Directors Stock Option Plan (the “Directors Plan”). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The Directors plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the board of directors. The Directors Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company over their period of service on the board of directors. The Directors Plan provides that each future nonemployee director of the Company will be granted an option to purchase 30,000 shares of common stock on the date on which such individual first becomes a nonemployee director of the Company (the “Initial Grant”). Thereafter, each nonemployee director who has served on the board of directors continuously for 12 months will be granted an additional option to purchase 10,000 shares of common stock (an “Annual Grant”). Subject to an optionee’s continuous service with the Company, approximately 1/3rd of an Initial Grant will become exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continuous service. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service. In the event of certain changes in control of the Company, all options outstanding under the Directors Plan will become immediately vested and exercisable in full. On January 27, 2009, the Directors Plan was amended to suspend Annual Grants from January 27, 2009 to December 31, 2009. In connection with such suspension, beginning in January 2009, nonemployee directors will receive initial and annual grants primarily under the Power Integrations 2007 Equity Incentive Plan (described above) pursuant to the “Directors Equity Compensation Program” (see description above).

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan was approved by the Company’s directors; stockholder approval was not required at that time and was not sought. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of March 31, 2009, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Prior to February 1, 2009, each offering period consisted of four consecutive purchase periods of approximately six months duration, or such other number or duration as the Board determined. Beginning February 1, 2009, each offering period consists of one purchase period of approximately six months duration. In accordance with Statement of Financial Accounting Standards (SFAS) 123 (revised), Share-Based Payment, (SFAS 123R)., the Company’s change in the Purchase Plan offering period was considered a plan modification , and following the guidance of SFAS 123R, the Company accelerated the stock-based compensation expense for the modified purchase rights for a total of $1.6 million in the first quarter of 2009. This amount was reflected in the operating expense captions in the Company’s condensed consolidated statement of income at March 31, 2009. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of March 31, 2009, 2,011,987 shares had been purchased and 988,013 shares were reserved for future issuance under the Purchase Plan.

Performance-based Awards

In fiscal 2009, the Company implemented a program that provides for the issuance of performance-based awards representing unvested shares of the Company’s common stock that may be issued under the 2007 Equity Incentive Plan.

Under the performance-based awards program, the Company awards a target number of units at the beginning of the performance year. The number of shares that are released at the end of the performance year can range from zero to the targeted number depending on the Company’s performance. The performance metrics of this program are annual targets consisting of net revenue and non-GAAP operating earnings.

As the net revenue and non-GAAP operating earnings are considered performance conditions, the expense for theses awards, net of estimated forfeitures, is recorded throughout the year depending on the number of shares that are expected to be earned based on progress toward the performance target during the year.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS 123R. The Company previously applied Accounting Principles Board (APB) opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and provided pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method, as provided by SFAS 123R. Under this transition method, stock-based compensation expense for the first quarters of fiscal 2009 and 2008 includes: 1) compensation in connection with the vested portion of all stock-based compensation awards that were granted prior to January 1, 2006, and 2) compensation related to all stock option awards granted subsequent to December 31, 2005. The Company is using the accelerated method to amortize stock options granted through December 31, 2005, over the remaining requisite service period of the stock option award, and the straight-line method for all stock options granted after December 31, 2005 over the requisite service period of the award.

As of March 31, 2009 there were approximately $10.0 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options. The unrecognized compensation costs at March 31, 2009 are expected to be recognized over a weighted-average period of 2.45 years.

As of March 31, 2009, the Company had $1.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance-based share grants. The unamortized compensation expense will be recognized on a straight-line basis, and the weighted average estimated remaining life is 0.75 years.

As of March 31, 2009, the total unrecognized compensation cost under the Purchase Plan, to purchase the Company’s common stock was approximately $0.7 million. The Company will amortize this cost on a straight-line basis over periods of up to 0.5 years.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In the first quarter of 2009 a total of $4.0 million was recorded as stock compensation expense, comprised of approximately $1.8 million related to stock options, including performance shares of $0.1 million, $2.2 million related to the Purchase Plan and a reduction of approximately $32,000 in compensation expense associated with capitalized inventory. In the first quarter of 2008 a total of $4.1 million was recorded as stock compensation expense, comprised of approximately $3.3 million related to stock options, $0.8 million related to the Purchase Plan and a reduction of approximately $32,000 in compensation expense associated with capitalized inventory.

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

Dividend Yield. The dividend yield was calculated by dividing the annual dividend by the average closing stock price of the Company’s common stock from January 2, 2009 through March 31, 2009. The analysis has determined a dividend yield of .5191%. The dividend yield will be analyzed on a quarterly basis.

Estimated Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures, and records share-based compensation expense only for those awards that are expected to vest.

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rates	1.76%	2.75%
Expected volatility rates	48%	45%
Expected dividend yield	0.52%	—
Expected term of stock options (in years)	5.01	4.97
Weighted-average grant date fair value of options granted	$7.66	$11.26

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rates	0.39%	2.09% - 4.96%
Expected volatility rates	56%	35% - 44%
Expected dividend yield	0.52%	—
Expected term of purchase right (in years)	0.5	1.0
Weighted-average estimated fair value of purchase rights	$6.02	$11.41

The following table summarizes the stock-based compensation expense recognized in accordance with SFAS No. 123R for the three months ended March 31, 2009 and March 31, 2008 (in thousands).

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$162	$424
Research and development	1,836	1,479
Sales and marketing	994	1,338
General and administrative	993	883

Total	$3,985	$4,124

A summary of option activity under the Plans, excluding performance-based shares, as of March 31, 2009, and changes during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	5,981	$21.38
Granted	71	18.42
Exercised	(120)	14.84
Forfeited or expired	(70)	24.72

Outstanding at March 31, 2009	5,862	$21.49	4.95	$3,942

Exercisable at March 31, 2009	4,925	$21.15	4.24	$3,934

Vested and expected to vest at March 31, 2009	5,787	$21.49	4.90	$3,942

The weighted-average, grant-date fair value of options granted for the three months ended March 31, 2009 and 2008 was $7.66 and $11.26, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $673,016 and $2,559,091, respectively.

Performance-based Awards

The cost of performance-based awards is determined using the fair value of the Company’s common stock on the date of the grant. Compensation is recognized on a straight-line basis over the requisite service period of each award adjusted for estimated forfeitures. If the performance conditions are not achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

During the quarter ended March 31, 2009, the Company granted 117,600 non-vested performance-based stock awards at a grant-date fair value of $18.60 per share. As of March 31, 2009, none of the performance-based awards had vested.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

	March 31, 2009	December 31, 2008
Raw materials	$10,157	$8,116
Work-in-process	5,448	4,645
Finished goods	13,144	15,707

Total	$28,749	$28,468

5.	INTANGIBLE ASSETS:

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of an intangible asset over the term of the acquired license or patent rights, which ranges from five to twelve years. Amortization for all acquired intangible assets was approximately $0.2 million in the three months ended March 31, 2009, and $0.3 million in the three months ended March 31, 2008. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

	March 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Technology licenses	$3,000	$(900)	$2,100	$3,000	$(825)	$2,175
Patent rights	1,949	(1,359)	590	1,949	(1,294)	655
Developed technology	1,140	(204)	936	1,140	(163)	977
Other intangibles	37	(28)	9	37	(26)	11

Total intangible assets	$6,126	$(2,491)	$3,635	$6,126	$(2,308)	$3,818

The estimated future amortization expense related to intangible assets at March 31, 2009 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2009 (remaining 9 months)	$536
2010	684
2011	651
2012	463
2013	463
Thereafter	838

Total	$3,635

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.	SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

Ten customers accounted for approximately 65% and 64% of net revenues for the three months ended March 31, 2009 and March 31, 2008, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Two customers, both distributors of the Company’s products, accounted for 16% and 11% of net revenues in the three months ended March 31, 2009. In the three months ended March 31, 2008 one customer, also a distributor of the Company’s products, accounted for 12% of net revenues. No other customer accounted for 10% or more of the Company’s revenues in the periods mentioned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of both March 31, 2009 and December 31, 2008, 68% of accounts receivable were concentrated with the Company’s top ten customers.

As of March 31, 2009, two customers, both distributors of the Company’s products, accounted for 16% and 13% of accounts receivable. As of March 31, 2008, no single customer accounted for more than 10% of accounts receivable.

Export Sales

The Company markets its products through its sales personnel and a worldwide network of distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended March 31,
	2009	2008
Hong Kong/China	30%	35%
Korea	22%	16%
Taiwan	21%	20%
Western Europe (excluding Germany)	10%	11%
Germany	4%	6%
Japan	4%	5%
Singapore	1%	2%
Other	3%	1%

Total revenue, excluding the Americas.	95%	96%

The remainder of the Company’s sales were to customers within the Americas, primarily located in the United States, with some customers located in Mexico and Brazil.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Product Sales

Approximately 98% of the Company’s sales in the three months ended March 31, 2009 and 2008 were from its three primary groupings of AC-DC power-conversion products – TOPSwitch, TinySwitch and LinkSwitch. Approximately 2% of the Company’s sales came from other product families, principally the Company’s DPA-Switch family of high-voltage DC-DC products.

Revenue mix by product grouping was as follows:

	Three Months Ended March 31,
Product Family	2009	2008
TinySwitch	46%	44%
TOPSwitch	23%	25%
LinkSwitch	29%	29%
Other	2%	2%

7.	EARNINGS PER SHARE:

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options, as computed using the treasury stock method.,

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Basic earnings per share:
Net income	$404	$7,209

Weighted-average common shares	27,048	30,222

Basic earnings per share	$0.01	$0.24

Diluted earnings per share (1):
Net income	$404	$7,209

Weighted-average common shares	27,048	30,222
Effect of dilutive securities:
Stock options	1,009	1,868

Diluted weighted-average common shares	28,057	32,090

Diluted earnings per share	$0.01	$0.22

(1)

Power Integrations includes the shares underlying performance-based awards in the calculation of diluted EPS when they become contingently issuable per SFAS No. 128, “Earning per Share,” and excludes such shares when they are not contingently issuable. The Company has excluded all performance-based awards underlying the fiscal 2009 awards as those shares are not contingently issuable.

Options to purchase 3,152,588 and 3,610,951 shares of Company common stock that were outstanding at March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share for the periods then ended because exercise prices of the options were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been anti-dilutive.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company’s effective tax rates for the three months ended March 31, 2009 and 2008 were 81% and 22%, respectively. The difference between the expected statutory rate of 35% and the Company’s effective tax rate for the first quarter of 2009 was primarily due to the recent California budget legislation which resulted in the Company reducing the value of its state deferred tax assets by $0.3 million and recording an income tax provision of $0.8 million to establish a valuation allowance to reserve previously recorded net tax benefits from California tax credits. This was partially offset by the geographic distribution of the Company’s world-wide earnings. The difference between the expected statutory rate of 35% and the Company’s effective tax rate for the first quarter of 2008 was due primarily to the geographic distribution of the Company’s world-wide earnings.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, its major tax jurisdiction, related to tax liability, is the U.S. The Company’s 2002 – 2006 tax years remain subject to examination by the IRS for U.S. federal tax purposes. Currently, the Company’s returns are under examination by the IRS for its 2004 – 2006 tax years. There could be a significant change in the Company’s uncertain tax benefits depending on the outcome of the current IRS audit; however, the Company believes that it is not reasonably possible that a settlement will be reached with the IRS within the next 12 months, and therefore is currently unable to estimate the likely outcome.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2009. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recovered from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6,116,720, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company’s motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. The District Court thereafter set a schedule for resolving the issue of willful infringement in a short bench trial to begin on June 22, 2009. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion to stay. On May 5, 2009, Fairchild filed another motion asking the District Court to reconsider its prior denials of their request to stay the injunction, which the Company opposes.

On May 9, 2005, the Company filed a Complaint with the U.S. International Trade Commission (“ITC”) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by System General, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to the Company’s complaint. System General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing System General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing System General chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action from the President, and the ITC exclusion order is now in full effect. System General appealed the ITC decision, and on November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects. On October 27, 2008, System General filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case, and the Company responded to oppose any modification, but the Commission modified the exclusion order on February 27, 2009. Nevertheless, the exclusion order still prohibits System General and related entities from importing the infringing System General chips and any LCD computer monitors, AC printer adapters, and sample/demonstration circuit boards containing an infringing System General chip.

On June 14, 2007, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). The Company’s complaint alleged that certain integrated circuits produced by BCD infringe certain of the Company’s patents, seeking, among other things, an order enjoining BCD from infringing on its patents and an award for damages resulting from the alleged infringement. The Company voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against Power Integrations on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. On September 9, 2008, the Court denied BCD’s motion to dismiss, and BCD answered the Company’s complaint on September 19, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. The parties held a mediation session with the Court on January 30, 2009 and subsequently entered into a settlement agreement in February 2009. Pursuant to the settlement agreement, the Court entered an order prohibiting BCD from manufacturing or selling the products involved in the lawsuit in the United States or from selling such products for use in end products destined for the U.S. market.

On March 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008, and discovery is under way. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. The Court is expected to address these motions in the coming months.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against the Company in the Regional Court Munich I (Germany). This complaint was received by the Company on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of the Company’s products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by the Company even though the distribution agreement did not provide for such payment. In its written pleading the Company has denied such claims. The legal proceeding, which had been paused by the Regional Court in Munich pending the merger of Azzurri with AVNET EMG GmbH, will move forward. On June 18, 2009, the Regional Court in Munich will hold the first oral hearing.

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

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. These matters are subject to inherent uncertainties and the Company’s view of these matters may change in the future and could result in charges that would have a material adverse impact on its financial position, results of operations, or cash flows.

12.	RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2008, the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) issued FASB staff position, or FSP, 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“FSP
SFAS 132(R)-1”). FSP SFAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be adopted by the Company in the first quarter of fiscal 2010. The Company does not expect the adoption of FSP SFAS 132(R)-1 to have a material effect on its condensed consolidated financial statements.

On January 1, 2009, the Company adopted the following accounting pronouncements:

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157. This staff position granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of FSP SFAS No. 157-2. See note 13 to the Company’s condensed consolidated financial statements for the disclosures required by SFAS No. 157.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R was effective for fiscal years beginning after December 15, 2008, and was adopted by the Company in the first quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of SFAS No. 141R.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). This standard amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope or accounting for Statement No. 133. SFAS No. 161 requires qualitative, quantitative and credit-risk disclosures. Required qualitative disclosures include 1) how and why an entity is using derivative instruments or hedging activity, 2) how an entity is accounting for its derivative instruments and hedging items under SFAS No. 133, and 3) how the instruments affect an entity’s financial position, financial performance and cash flow. The qualitative disclosure should include information about the fair value of the derivative instruments, including gains and losses. Credit-risk disclosures should include information about the existence and nature of credit risk related contingent features included in derivative instruments. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Assets, to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, was adopted by the Company in the first quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the “GAAP hierarchy”). SFAS No. 162 became effective November 2008. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of SFAS No. 162.

In May 2008, the FASB issued Staff Position (FSP) Accounting Principles Board (“APB”) 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company in the first quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of FSP APB 14-1.

13.	FAIR VALUE MEASUREMENTS

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair value hierarchy) include investment-grade corporate bonds, commercial paper, government, state, municipal and provincial obligations. The Company’s investments classified as Level 1 and Level 2 are held-to-maturity investments, and were valued using the amortized-cost method, which approximates fair market value.

The estimated fair value of the Company’s note to its supplier was approximately $10.0 million at March 31, 2009 and 2008, respectively. The fair value was estimated using a pricing model incorporating current Treasury rates. The note had a carrying cost of $10.0 million at March 31, 2009 and 2008. The Company intends to hold the note to maturity, which occurs on December 31, 2009.

The fair value hierarchy of the Company’s marketable securities and note to supplier was as follows (in thousands):

	Balance at March 31, 2009	Fair Value Measurement at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper	$127,184	$—	$127,184	$—
Money market funds	7,168	7,168	—	—
U.S. Government debt securities	4,576	—	4,576	—
Corporate Bonds	2,606		2,606
Note to supplier	10,000	—	—	10,000

Total	$151,534	$7,168	$134,366	$10,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27,2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A—”Risk Factors” and elsewhere in this report.

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits (ICs) for use in electronic power supplies, also known as switched-mode power supplies. Our ICs are used in AC-DC and DC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial electronics markets. For example, our ICs are commonly used in such end products as mobile-phone chargers, desktop computers, home entertainment equipment, appliances, utility meters and LED light fixtures.

We believe that our products enable power supplies superior to those designed with alternative technologies. We differentiate our ICs through innovation aimed at helping our customers meet the desired performance specifications for their power supplies while minimizing complexity, component count, time-to-market and overall system cost. We invest significant resources in research and development in an effort to achieve this differentiation.

The addressable market for our ICs has historically exhibited a modest growth rate, as growth in the unit volumes of power supplies has largely been offset by reductions in the average selling price of components in this market. Therefore, our ability to penetrate the power supply market and gain market share is generally the most important factor in determining the growth rate of our revenues, income and cash flow. Our growth strategy includes the following elements:

•

Increase the penetration of our ICs in the “low-power” AC-DC power supply market. The vast majority of our revenues come from power-supply applications requiring 50 watts of output or less. We continue to introduce more advanced products that make our IC-based solutions more attractive in this market. We have also increased the size of our sales and field-engineering staff considerably over the past several years, and we continue to expand our offerings of technical documentation and design-support tools and services in order to help our customers use our ICs. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

•

Capitalize on the growing demand for more energy-efficient electronic products and lighting technologies. We believe that energy-efficiency is becoming an increasingly important design criterion for power supplies due largely to the emergence of standards and specifications that encourage, and in some cases mandate, the design of more energy-efficient electronic products. While power supplies built with competing technologies are often unable to meet these standards cost-effectively, power supplies incorporating our ICs are generally able to comply with all known efficiency specifications currently in effect.

Additionally, in response to concerns about the inefficiency of incandescent lighting, policymakers in a number of countries and regions have enacted or proposed policies that could result in more rapid adoption of alternative lighting technologies such as light-emitting diodes (LEDs). We believe this presents a significant opportunity for us because our ICs are used in power-supply circuitry for high-voltage, or offline, LED lighting applications.

•

Expand our addressable market to include “high-power” applications. We believe we have developed new technologies that will enable us to bring the benefits of highly integrated power supplies to applications requiring more than 50 watts of output. For example, in July 2008 we announced an extension of our TOPSwitch-HX product family that, along with certain system-level innovations, enables us to address the market for power adapters used with notebook computers. In December 2008 we introduced HiperPLC , which targets applications such as main power supplies for flat-panel TVs, high-efficiency power supplies for PCs and servers, as well as LED streetlights and certain industrial controls. We are applying significant research and development resources toward products that could address additional high-power applications in the future.

Our business is characterized by short-term orders and short customer lead times, and a high percentage of our revenues come from “turns business,” or orders booked and shipped within the same quarter. Customers typically can cancel or reschedule orders without significant penalty. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. As a result, our quarterly and annual operating results may fluctuate significantly in the future.

Also, our operating results are subject to external factors such as global economic conditions and supply-chain dynamics. The ongoing global economic downturn, has caused a reduction in demand for our ICs and the end products that incorporate them. As a result, our net revenues for the first quarter of 2009 decreased by 22% compared with the first quarter of 2008, and we believe our full-year revenues for 2009 are likely to be significantly less than our revenues for 2008.

Our gross profit, defined as net revenues less cost of revenues, was $20.9 million, or 52% of net revenues, in the first quarter of 2009, compared to $28.1 million, or 54% of net revenues, in the first quarter of 2008. Because our industry is intensely price-sensitive, our gross profit margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross profit margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross profit margin of approximately one percentage point. We expect recent volatility in the dollar/yen exchange rate to cause some fluctuation in our gross profit margin in 2009.

In response to the lower net revenues we have recognized in recent periods due to the economic downturn, we have taken a number of measures to reduce our production costs and operating expenses. These include a modest number of headcount reductions, curtailment of certain employee benefits, restrictions on hiring, travel and use of outside consultants and contractors, and a number of other measures. We have also taken steps to reduce future operating expenses related to stock-based compensation; these include the repurchase of approximately 2.5 million “underwater” employee stock options via a tender offer executed in December 2008, and a modification of our employee stock purchase plan (ESPP) that shortened the offering period from 24 months to six months. Our results for the first quarter of 2009 included $1.6 million of stock-based compensation expenses representing the acceleration of expenses for the modified ESPP purchase rights which otherwise would have been recognized in future periods.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers (OEMs), merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers from our facility in California are “delivered at frontier,” or DAF, under which title to the product passes to the customer and revenue is recognized when the shipment reaches the destination country. Terms on shipments to international OEMs and merchant power supply manufacturers from our facilities outside of the United States are “EX Works” (EXW), meaning that title transfers to our customer and revenue is recognized upon shipment from our warehouses. Shipments to North and South American OEMs and merchant power supply manufacturers are “FOB-point of origin,” meaning that title passes and revenue is recognized upon shipment.

Historically, one-half to two-thirds of our total sales have been made to distributors pursuant to agreements that allow certain rights of return on our products held by these distributors. As a result, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their customers. The amount we defer is based on the level of actual inventory on hand at our distributors as well as inventory that is in transit to them. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

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

Estimating sales returns and allowances

Net revenue consists of product revenue reduced by estimated sales returns and allowances. To estimate sales returns and allowances, we analyze, both when we initially establish the reserve and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our distributor customers, and changes in customer demand and acceptance of our products. This reserve represents a reserve of the gross profit on estimated future returns and is reflected as a reduction to accounts receivable in the accompanying condensed consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenue equal to the expected customer credit memo, and a corresponding credit is made to cost of revenues equal to the estimated cost of the product to be returned. The net difference, or gross margin, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and level of acceptance of our products, our reserves may not reflect actual sales returns and other allowances. If our reserves do not reflect actual sales returns and other allowances, our future net revenues and cost of revenues would be affected, if our reserves were not adequate to reflect the actual sales returns and other allowances.

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

Income taxes

We follow the liability method of accounting for income taxes which requires recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will more likely than not be realized based on available evidence and management’s judgment. We limit the deferred tax assets recognized related to certain of our officers’ compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

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

Goodwill and intangible assets

On December 31, 2007 we recorded goodwill in the amount of $1.8 million as a result of our acquisition of Potentia Semiconductor Corporation. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators exist for a potential impairment. The provisions of SFAS No. 142 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two is completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We would present assets to be disposed of separately in the balance sheet and would report the assets at the lower of the carrying amount or fair value less costs to sell, and would no longer depreciate the assets and liabilities of a disposed group classified as held for sale. In the three months ended March 31, 2009, we have no impairment of long-lived assets nor any assets held for disposal.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2009	2008
Net revenues	100.0%	100.0%
Cost of revenues	48.0	45.8

Gross profit	52.0	54.2
Operating expenses:
Research and development	19.2	14.9
Sales and marketing	15.4	14.3
General and administrative	14.1	11.0

Total operating expenses	48.7	40.2

Income from operations	3.3	14.0
Total other income, net	2.0	3.9

Income before provision for income taxes	5.3	17.9
Provision for income taxes	4.3	4.0

Net income	1.0%	13.9%

Comparison of the Three Months Ended March 31, 2009 and 2008

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid to us by Panasonic. Net revenues for the three months ended March 31, 2009 were $40.3 million compared to $51.8 million for the three months ended March 31, 2008, a decrease of $11.5 million, or 22%. The decrease was primarily a consequence of the global economic downturn, which has reduced demand for our products and the end products that incorporate them. Revenues from each of our major product families and each of our four major end market categories, communications, consumer, computer and industrial, were significantly lower compared to the first quarter of 2008.

Our net revenue mix by product family for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was as follows:

	Three Months Ended March 31,
Product Family	2009	2008
TinySwitch	46%	44%
TOPSwitch	23%	25%
LinkSwitch	29%	29%
Other	2%	2%

Approximate revenue mix by end markets served for the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

	Three Months Ended March 31,
End Market	2009	2008
Consumer	34%	34%
Communication	33%	34%
Computer	15%	15%
Industrial	18%	17%

International sales, defined as sales outside of the Americas based on “ship to” customer locations, were $38.3 million in the first quarter of 2009 compared to $49.6 million for the same period in 2008, a decrease of approximately $11.3 million. International sales represented 95% of net revenues in the first quarter of 2009 compared to 96% in the comparable period of 2008. Although the power supplies incorporating our products are designed and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 81% and 79% of our net revenues for the three months ended March 31, 2009 and 2008, respectively.

Net product sales for the first quarter of 2009 were 67% to distributors and 33% to OEMs and power supply merchants, compared to 62% and 38% respectively for the first quarter of 2008. Two customers, both distributors of our products, accounted for 16% and 11% of net revenues in the three months ended March 31, 2009. In the three months ended March 31, 2008 one customer, also a distributor of our products, accounted for 12% of net revenues. No other customer accounted for 10% or more of our revenues in the periods mentioned.

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

Cost of revenues and gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of silicon wafers from our foundries, the assembly and packaging of our products by various sub-contractors, internal labor and overhead associated with the testing of wafers and packaged components, and testing of packaged components by various sub-contractors. The decrease in cost of revenues from the first quarter in 2009 compared to the same period in 2008 was due to the decline on our product revenue. The table below compares gross profit for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Net revenues	$40.3	$51.8
Gross profit	$20.9	$28.1
Gross profit as a % of net revenue	52.0%	54.2%

The decrease in our gross profit margin in the first quarter of 2009 was primarily the result of lower fixed-cost absorption resulting from a decrease in production volumes, reflecting reduced demand for our products, partially offset by the benefit from the sales of $0.5 million of previously reserved inventory.

Research and development expenses. Research and development expenses consist primarily of employee-related expenses (including stock-based compensation), expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers related to new products until we release these products to production. The table below compares R&D expenses for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Net revenues	$40.3	$51.8
R&D expenses	$7.7	$7.8
R&D expenses as a % of net revenue	19.2%	14.9%

R&D expenses were down slightly in the first quarter of 2009 compared to the first quarter of 2008, driven primarily by a reduction of $0.2 million in spending related to outside and professional services and $0.2 million in employee bonus expenses, as well as general expense-reduction efforts. These decreases were partially offset by higher stock-based compensation expenses, which totaled $1.8 million in the three months ended March 31, 2009 compared with $1.5 million for the three months ended March 31, 2008. The increase in stock-based compensation expenses was a consequence of the modification of our employee stock purchase plan (see Note 3 of the above notes to the condensed consolidated financial statements), which resulted in $0.9 million in expenses that would otherwise have been recognized in future quarters. This impact was partially offset by the effect of our repurchase of certain underwater stock options via a tender offer in December 2008. We expect R&D expenses to remain approximately flat to slightly down for the remainder of 2009, but these expenses may fluctuate as a percentage of our net revenues.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation), related to sales, application-support, marketing and customer service personnel, as well as commissions to sales representatives, expenses for advertising and promotional activities, and facilities expenses, including expenses associated with our regional sales offices and support offices. The table below compares sales and marketing expenses for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Net revenues	$40.3	$51.8
Sales and marketing expenses	$6.2	$7.4
Sales and marketing expenses as a % of net revenue	15.4%	14.3%

The decrease in sales and marketing expenses in the first quarter of 2009 compared to the first quarter of 2008 was driven primarily by a reduction of approximately $0.5 million in bonus, commission and salary expenses, as well as general expense-reduction efforts and lower stock-based compensation expenses as a result of the tender offer described above. Total stock-based compensation expenses included in sales and marketing expenses were $1.0 million in the three months ended March 31, 2009 compared with $1.3 million in the year-earlier period. The impact of the tender offer was partially offset by the effect of the modification of our ESPP (as described above), which resulted in $0.4 million in stock-based compensation expenses in the first quarter that would otherwise have been recognized in future quarters. We expect sales and marketing expenses to remain approximately flat to slightly down for the remainder of 2009, but these expenses may fluctuate as a percentage of our net revenues.

General and administrative expenses. General and administrative (G&A) expenses consist primarily of employee-related expenses including stock-based compensation for administration, finance, human resources and general management, as well as consulting fees, legal fees and audit and tax services. The table below compares G&A expenses for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Net revenues	$40.3	$51.8
G&A expenses	$5.7	$5.7
G&A expenses as a % of net revenue	14.1%	11.0%

G&A expenses remained flat period-over-period, as reduced expenses related patent litigation of $0.2 million, and bonuses of $0.1 million were offset by increased bad debt expenses of $0.2 million, reflecting a credit received in the first quarter of 2008 due to a change in estimate in the bad debt reserve, and due to slightly higher stock-based compensation expenses. Total stock-based compensation expenses included in G&A expenses were $1.0 million and $0.9 million in the three months ended March 31, 2009 and 2008, respectively. The increase in stock-based compensation expense reflected above-described modification of our ESPP, which resulted in $0.3 million of expense in the first quarter of 2009 that would otherwise have been recognized in future periods. We expect G&A expenses to remain flat for the remainder of 2009; however, patent-litigation expenses, which are difficult to forecast, may cause some fluctuation in the level of G&A expenses.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents and short and long-term investments. The table below compares other income, net for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Net revenues	$40.3	$51.8
Other income, net	$0.8	$2.0
Other income, net as a % of net revenue	2.0%	3.9%

Other income, net, for the first quarter of 2009 was $0.8 million compared to $2.0 million for the same period in 2008. The reduction was driven by a decrease in interest income reflecting lower balances of cash and investments as well as a decrease in interest rates earned on such balances.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The provision for income taxes was $1.7 million for the quarter ended March 31, 2009 compared to $2.1 million for the quarter ended March 31, 2008. Our effective tax rates for the three months ended March 31, 2009 and 2008 were 81% and 22% respectively. The difference between the expected statutory rate of 35% and our effective tax rate for the first quarter of 2009 was primarily due to recent California budget legislation which resulted in the company reducing the value of its state deferred tax assets by $0.3 million and recording an income tax provision of $0.8 million to establish a valuation allowance to reserve previously recorded net tax benefits from California tax credits. This was partially offset by the geographic distribution of our world-wide earnings. The difference between the expected statutory rate of 35% and our effective tax rate for the first quarter of 2008 was due primarily to the geographic distribution of our world-wide earnings.

Liquidity and Capital Resources

As of March 31, 2009, we had $152.0 million in cash, cash equivalents and short-term and long-term investments (including $0.3 million of restricted cash), a decrease of approximately $23.1 million from $175.1 million as of December 31, 2008. As of March 31, 2009, we had working capital, defined as current assets less current liabilities, of $192.1 million, a decrease of approximately $8.9 million from $201.0 million as of December 31, 2008.

Our operating activities generated cash of $1.9 million in the three months ended March 31, 2009, driven primarily by net income of $0.4 million, which included the impact of non-cash depreciation and amortization expenses and stock-based compensation expenses totaling $2.5 million and $4.0 million, respectively. These sources of cash were partially offset by an increase in accounts receivable, which resulted in a $5.0 million use of cash. The increase in accounts receivable primarily reflected the timing of sales, as sales strengthened in the latter part of the quarter ended March 31, 2009.

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

Our investing activities in the three months ended March 31, 2009 consisted primarily of net expenditures of $1.5 million, consisting of $1.8 million for purchases of property and equipment, partially offset by net proceeds of $0.2 million on the sale of held-to-maturity investments. Our investing activities in the three months ended March 31, 2008 consisted of net proceeds of $70.5 million on the sale of held-to-maturity investments, partially offset by $2.7 million for purchases of property and equipment.

We used $23.2 million for financing activities in the three months ended March 31, 2009. In October 2008 our board authorized $50.0 million to be used for the repurchase of our common stock. In the three months ended March 31, 2009 we purchased 906,390 shares for $17.6 million, concluding this repurchase program. Cash used for financing activities also included $9.0 million for payments to employees for a tender offer announced in December 2008, and the use of $0.7 million for the payment of dividends to stockholders. Offsetting these uses of cash were receipts of approximately $4.1 million for the issuance of common stock through the exercise of stock options and purchases through our employee stock purchase plan.

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

As of March 31, 2009, we had contingent tax liabilities of $21.0 million, compared to $20.7 million as of December 31, 2008. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months. We will continue to accrue for uncertain tax positions during 2009 using the effective tax rate.

There were no material changes outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our restricted cash balance of $0.3 million at March 31, 2009 consisted of an interest-bearing certificate of deposit at the Union Bank of California. We entered into a security agreement with the bank, whereby the bank agreed to maintain $0.3 million in an interest-bearing certificate of deposit. The certificate of deposit is restricted based on the bank’s requirement that we maintain a restricted cash account in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. As of March 31, 2009, there were two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of our letters of credit.

If our operating results deteriorate during the remainder of 2009, either as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) issued FASB staff position, or FSP, 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be adopted by us in the first quarter of fiscal 2010. We do not expect the adoption of FSP SFAS 132(R)-1 to have a material effect on our condensed consolidated financial statements.

On January 1, 2009, we adopted the following accounting pronouncements:

February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157. This staff position granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with SFAS No. 157. There was no material impact to our condensed consolidated financial statements as a result of the adoption of FSP SFAS No. 157-2. See note 13 to our condensed consolidated financial statements for the disclosures required by SFAS No. 157.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R was effective for fiscal years beginning after December 15, 2008, and was adopted by us in the first quarter of 2009. There was no material impact to our condensed consolidated financial statements as a result of the adoption of SFAS No. 141R

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). This standard amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope or accounting for Statement No. 133. SFAS No. 161 requires qualitative, quantitative and credit-risk disclosures. Required qualitative disclosures include 1) how and why an entity is using derivative instruments or hedging activity, 2) how an entity is accounting for its derivative instruments and hedging items under SFAS No. 133, and 3) how the instruments affect an entity’s financial position, financial performance and cash flow. The qualitative disclosure should include information about the fair value of the derivative instruments, including gains and losses. Credit-risk disclosures should include information about the existence and nature of credit risk related contingent features included in derivative instruments. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Assets, to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by us in the first quarter of 2009. There was no material impact to our condensed consolidated financial statements as a result of the adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the “GAAP hierarchy”). SFAS No. 162 became effective November 2008. There was no material impact to our condensed consolidated financial statements as a result of the adoption of SFAS No. 162.

In May 2008, the FASB issued Staff Position (FSP) Accounting Principles Board (“APB”) 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008 and was adopted by us in the first quarter of 2009. There was no material impact to our condensed consolidated financial statements as a result of the adoption of FSP APB 14-1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2008 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At March 31, 2009 and December 31, 2008, we held primarily cash equivalents and short-term investments with fixed interest rates and with maturity dates of less than twelve months.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in our favor finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, at this stage of the proceedings we cannot state the amount, if any, which it might ultimately recovered from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in our favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and we filed post-trial motions seeking a permanent injunction and increased damages and attorneys fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6,116,720, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying our motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. The District Court thereafter set a schedule for resolving the issue of willful infringement in a short bench trial to begin on June 22, 2009. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion to stay. On May 5, 2009, Fairchild filed another motion asking the District Court to reconsider its prior denials of their request to stay the injunction, which the Company opposes.

On May 9, 2005, we filed a Complaint against System General Corporation with the U.S. International Trade Commission (“ITC”) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. We filed a supplement to the complaint on May 24, 2005. We alleged infringement of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by System General, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to our complaint. System General filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. We subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing System General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing System General chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action from the President, and the ITC exclusion order is now in full effect. System General appealed the ITC decision, and on November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects. On October 27, 2008, System General filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case, and we responded to oppose any modification, but the Commission modified the exclusion order on February 27, 2009. Nevertheless, the exclusion order still prohibits System General and related entities from importing the infringing System General chips and any LCD computer monitors, AC printer adapters, and sample/demonstration circuit boards containing an infringing System General chip.

On June 14, 2007, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). Our complaint alleged that certain integrated circuits produced by BCD infringe certain of our patents, seeking, among other things, an order enjoining BCD from infringing on its patents and an award for damages resulting from the alleged infringement. We voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against Power Integrations on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. On September 9, 2008, the Court denied BCD’s motion to dismiss, and BCD answered our complaint on September 19, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. The parties held a mediation session with the Court on January 30, 2009 and subsequently entered into a settlement agreement in February 2009. Pursuant to the settlement agreement, the Court entered an order prohibiting BCD from manufacturing or selling the products involved in the lawsuit in the United States or from selling such products for use in end products destined for the U.S. market.

On March 23, 2008, we filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In the complaint, we alleged that Fairchild has and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered our complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing us of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against us, also in Delaware, which Fairchild dismissed in favor of adding its claims to our already pending suit against Fairchild. We answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008, and discovery is under way. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and we filed our opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. The Court will address these motions in the coming months.

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

On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against us in the Regional Court Munich I (Germany). We received this complaint on or about September 16, 2008. In its complaint, Azzurri, our former distributor and agent of our products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by us even though the distribution agreement did not provide for such payment. In its written pleading we have denied such claims. The legal proceeding, which had been paused by the Regional Court in Munich pending the merger of Azzurri with AVNET EMG GmbH, will move forward. On June 18, 2009, the Regional Court in Munich will hold the first oral hearing.

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

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future and could result in charges that would have a material adverse impact on our financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock. These risk factors have not changed substantively from those discussed in our annual report on Form 10-K for the year ended December 31, 2008.

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

•	we are being audited by the Internal Revenue Service, which is asserting that we owe additional taxes relating to a number of items;

•	the inability to adequately protect or enforce our intellectual property rights;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen;

•	the volume and timing of orders placed by us with our wafer foundries and assembly subcontractors;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	expenses we incur related to stock-based compensation may increase if we are required to change our assumptions used in the Black-Scholes model;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigation against Fairchild Semiconductor and others;

•	the licensing of our intellectual property to one of our wafer foundries;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention of qualified personnel;

•	changes in environmental laws and regulations; and

•	earthquakes, terrorists acts or other disasters.

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 65% and 60% of our net revenues for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

If demand for our products declines in our major end markets, our net revenues will decrease. A limited number of applications of our products, such as cellphone chargers, standby power supplies for PCs, and power supplies for home appliances comprise a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been impacted by economic downturns in the past. Any economic slowdown in the end markets that we serve could cause a slowdown in demand for our ICs; for example, the current economic/credit crisis will have such an effect. We believe that the current economic climate is the principal reason why our revenues declined in the first quarter of 2009 compared to the first quarter of 2008. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.

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

Changes in assumptions used for our Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), calculation may increase our stock-based compensation expense. We determine the value of stock options granted using the Black-Scholes model. This model requires that we make certain assumptions, including an estimate of our expected life of stock options. Historically we have used the simplified method, in accordance with Staff Accounting Bulletin 107, or SAB 107, to calculate the expected life of stock option grants. This method assumes all options will be exercised midway between the vesting date and the contractual term of the option. Effective January 1, 2008, we have developed a model which uses historical exercise, cancelled and outstanding option data to calculate the expected life of stock option grants. As a result of our analysis, the expected life based on the historical trends yielded a decrease in the expected life for 2008 (which had the effect of decreasing the estimated fair value of stock options granted during 2008). However, as the company is required to continually analyze the data, option holders’ exercise behavior will have an impact on the outcome of the expected life analysis and, therefore, may result in substantially higher stock-based compensation expenses. These changes in assumptions may have a material adverse effect on our GAAP operating results and could harm our stock price.

If we do not prevail in our litigation against Fairchild Semiconductor and System General, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use certain technologies. We are involved in patent litigation with Fairchild Semiconductor and its wholly-owned subsidiary, System General, and the outcome of this litigation is uncertain. See Part II, Item 1, Legal Proceedings. While Fairchild has been found to infringe four of our patents, and those patents have been found valid by a jury and enforceable by the Court, there can be no assurance that we will be successful in obtaining financial damages or injunctive relief against infringing products. Moreover, should we ultimately lose on Fairchild and System General’s counterclaims for patent infringement, or if an injunction is issued against us while an appeal is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed. We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

Panasonic has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Panasonic, which expired in June 2005, Panasonic has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Panasonic does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we will continue to receive royalties on Panasonic’s sales through June 2009 at a reduced rate. Royalty revenues were less than 2% of total net revenues in the three months ended March 31, 2009 and the twelve months ended December 31, 2008. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Panasonic will not use the technology rights to continue to develop and market competing products.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues in the three months ended March 31, 2009 and 96% of our net revenues for the year ended December 31, 2008. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
January 1 to January 31, 2009	563,789	$19.06	563,789	$6.9
February 1 to February 28, 2009	342,601	$20.05	342,601	$—
March 1 to March 31, 2009	—	$—	—	$—

Total	906,390		906,390

(1)	In October 2008, we announced that our board of directors had authorized the use of up to $50 million for the repurchase of shares of our common stock. From the commencement of this program through March 31, 2009, we purchased 2.7 million shares of our common stock for approximately $50 million, including fees, concluding this repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	May 6, 2009	By:	/s/ BILL ROESCHLEIN
Bill Roeschlein
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

10.1	Amendment number one to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008.†

10.2	1997 Employee Stock Purchase Plan (as amended through January 16, 2009). (As filed with the SEC as Exhibit 10.5 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)*

10.3	Amendment to Immediately Exercisable Non-Qualified Stock Option Agreement between Power Integrations, Inc. and Balu Balakrishnan, dated February 2, 2009. (As filed with the SEC as Exhibit 10.59 to our Annual Report on Form
10-K on March 2, 2009, SEC File No. 000-23441.)*

10.4	Director Equity Compensation Program, as revised January 27, 2009. (As filed with the SEC as Exhibit 10.60 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)*

10.5	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., dated November 14, 2008. (As filed with the SEC as Exhibit 10.61 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)

10.6	Amendment No. 1 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of January 27, 2009. (As filed with the SEC as Exhibit 10.62 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)*

10.7	2009 Executive Officer Bonuses and 2009 Executive Compensation Arrangements (Described under Item 5.02 of our Current Report on Form 8-K, as filed with the SEC on March 13, 2009, SEC File No. 000-23441.)*

10.8	Executive Officer Benefits Agreement, dated as of November 5, 2008, between Power Integrations, Inc. and Bill Roeschlein.*

10.9	Form of Director Option Grant Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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