Form 10-Q
period 2009-06-30
POWER INTEGRATIONS INC
filed 2009-08-06
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $.001 par value	26,613,742 shares

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of such words as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to: the effect that the current economic and credit crisis may continue to have on our business; our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; competition from our competitors, including those that we believe are infringing our patents; and our limited financial resources. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,652	$167,472
Restricted cash	250	250
Short-term investments	4,931	6,363
Accounts receivable, net of allowances of $391 and $302, in 2009 and 2008, respectively	14,374	13,042
Inventories	22,402	28,468
Note receivable	10,000	10,000
Deferred tax assets	1,272	1,274
Prepaid expenses and other current assets	5,705	7,099

Total current assets	211,586	233,968

INVESTMENTS	1,296	1,011
PROPERTY AND EQUIPMENT, net	55,516	56,911
INTANGIBLE ASSETS, net	3,453	3,818
GOODWILL	1,824	1,824
DEFERRED TAX ASSETS	15,084	15,362
OTHER ASSETS	5,398	184

Total assets	$294,157	$313,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,895	$9,319
Accrued payroll and related expenses	5,611	15,947
Taxes payable	297	588
Deferred income on sales to distributors	6,063	4,798
Accrued professional fees	2,140	1,857
Other accrued liabilities	266	462

Total current liabilities	24,272	32,971

LONG-TERM INCOME TAXES PAYABLE	21,057	20,426

Total liabilities	45,329	53,397

STOCKHOLDERS’ EQUITY:
Common stock	27	28
Additional paid-in capital	131,053	145,544
Accumulated other comprehensive income (loss)	(7)	(57)
Retained earnings	117,755	114,166

Total stockholders’ equity	248,828	259,681

Total liabilities and stockholders’ equity	$294,157	$313,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET REVENUES	$49,250	$53,635	$89,539	$105,475

COST OF REVENUES	25,053	24,829	44,410	48,547

GROSS PROFIT	24,197	28,806	45,129	56,928

OPERATING EXPENSES:
Research and development	7,689	7,979	15,413	15,731
Sales and marketing	5,925	7,852	12,147	15,271
General and administrative	5,594	5,950	11,275	11,638

Total operating expenses	19,208	21,781	38,835	42,640

INCOME FROM OPERATIONS	4,989	7,025	6,294	14,288

OTHER INCOME
Other income, net	754	1,602	1,578	3,614
Insurance reimbursement	—	663	—	663

Total other income.	754	2,265	1,578	4,277

INCOME BEFORE PROVISION FOR INCOME TAXES	5,743	9,290	7,872	18,565

PROVISION FOR INCOME TAXES	1,214	1,679	2,939	3,745

NET INCOME	$4,529	$7,611	$4,933	$14,820

EARNINGS PER SHARE:
Basic	$0.17	$0.25	$0.18	$0.49

Diluted	$0.16	$0.23	$0.18	$0.46

SHARES USED IN PER SHARE CALCULATION:
Basic	26,804	30,529	26,925	30,375

Diluted	27,944	32,762	28,009	32,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,933	$14,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,978	4,849
Stock-based compensation expense	6,641	8,034
Amortization of premium (discount) on held to maturity investments	51	(703)
Gain on sales of property, plant and equipment	(10)	(14)
Deferred income taxes	280	1,172
Increase (decrease) in accounts receivable and other allowances	85	(43)
Excess tax benefit from stock options exercised	(11)	(736)
Tax benefit associated with employee stock plans	183	2,180
Change in operating assets and liabilities:
Accounts receivable	(1,417)	(3,797)
Inventories	6,034	(3,936)
Prepaid expenses and other assets	(3,819)	(2,343)
Accounts payable	839	4,099
Taxes payable and accrued liabilities	(792)	203
Deferred income on sales to distributors	1,265	1,746

Net cash provided by operating activities	19,240	25,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,488)	(4,431)
Release of restricted cash	—	950
Purchases of held-to-maturity investments	(2,755)	(15,854)
Proceeds from maturities of held-to-maturity investments	3,850	102,372

Net cash provided by (used in) investing activities	(2,393)	83,037

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	5,254	18,826
Repurchase of common stock	(26,539)	(8,978)
Payments to employees for tender offer	(9,048)	—
Payments of dividends to stockholders	(1,345)	—
Excess tax benefit from stock options exercised	11	736

Net cash provided by (used in) financing activities	(31,667)	10,584

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,820)	119,152
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	167,472	118,353

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,652	$237,505

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment, net	$(262)	$(14)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$397	$—
Cash paid for income taxes, net of refunds	$353	$3,861

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in its Form 10-K filed on March 2, 2009 with the Securities and Exchange Commission. The Company evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on August 6, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of June 30, 2009 and December 31, 2008, the Company’s short-term and long-term investments consisted of U.S. government-backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Restricted Cash

The Company has entered into a security agreement with Union Bank of California, whereby the Company has agreed to maintain $0.3 million, as of June 30, 2009, in an interest-bearing certificate of deposit (“CD”) with the bank in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. The certificate of deposit (CD) earns interest at rates ranging from approximately 0.40% to 1.00% and is renewed every 90 days. The current maturity for the certificate of deposit is October 26, 2009. As of June 30, 2009, there were two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of the Company’s letters of credit.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from the Company’s facility in California are “delivered at frontier” (“DAF”), under which title passes to the customer and revenue is recognized when the shipment reaches the destination country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from the Company’s facilities outside of the United States are “EX Works” (“EXW”), meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouse. Shipments to North and South American OEMs and merchant power supply manufacturers in the Americas are “free on board” (“FOB”) point of origin meaning that revenue is recognized upon shipment, when title passes to the customer.

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

Common Stock and Common Stock Dividend

In October 2008, the Company’s board of directors authorized the use of $50 million to repurchase the Company’s common stock. During the quarter ended March 31, 2009, the Company purchased 906,390 shares of its common stock for approximately $17.6 million, completing the $50 million repurchase program.

In May 2009, the Company’s board of directors authorized the use of $25 million to repurchase the Company’s common stock. During the quarter ended June 30, 2009, the Company purchased 403,700 shares of its common stock for approximately $8.9 million.

On October 21, 2008, the Company’s board of directors declared a quarterly cash dividend of $0.025 cents per share to be paid each quarter through the fourth quarter of 2009 to holders of record as of each quarter’s dividend record date. For the second quarter of 2009, this dividend was paid on June 30, 2009 to shareholders of record as of May 29, 2009.

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

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$4,529	$7,611	$4,933	$14,820
Other comprehensive income:
Translation adjustments (loss)	97	(17)	50	45

Total comprehensive income	$4,626	$7,594	$4,983	$14,865

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

3. STOCK PLANS AND STOCK-BASED COMPENSATION:

Stock Plans

As of June 30, 2009, the Company had five stock-based employee compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of June 30, 2009, the maximum number of shares that may be issued under the 2007 Plan was 9,582,300 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (that was adopted by the board of directors on January 27, 2009), to nonemployee directors will be made primarily under the 2007 Plan. The Directors Equity Compensation Program provides in certain circumstances (depending on the status of the particular director’s holdings of Company stock options) for the automatic grant of nonstatutory stock options to nonemployee directors of the Company on the first trading day of July of each year. Further, each future nonemployee director of the Company would be granted under the 2007 Plan (or, if determined by the compensation committee, under the Directors Plan, as defined below): (a) on the first trading day of the month following commencement of service, an option to purchase the number of shares of common stock equal to: the fraction of a year between the date of the director’s appointment to the board of directors and the next July 1, multiplied by 8,000, which option shall vest on the next July 1st; and (b) on the first trading day of July following commencement of service, an option to purchase 24,000 shares vesting monthly over the three year period commencing on the grant date. The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.

On July 28, 2009, the 2007 Plan was amended to generally prohibit outstanding options or stock appreciation rights from being canceled in exchange for cash without stockholder approval.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On July 28, 2009, the Directors Plan was amended to generally prohibit outstanding options from being amended to reduce the exercise price of such outstanding options or canceled in exchanged for cash, other awards or options with a lower exercise price without stockholder approval.

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan was approved by the Company’s directors; stockholder approval was not required at that time and was not sought. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of June 30, 2009, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 28, 2009, the 1998 Plan was amended to generally prohibit outstanding options from being amended to reduce the exercise price of such outstanding options or canceled in exchanged for cash, other awards or options with a lower exercise price without stockholder approval.

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

Prior to February 1, 2009, each offering period consisted of four consecutive purchase periods of approximately six months duration, or such other number or duration as the Board determined. Beginning February 1, 2009, each offering period consists of one purchase period of approximately six months duration. In accordance with Statement of Financial Accounting Standards (SFAS) 123 (revised), Share-Based Payment (“SFAS 123R”), the Company’s change in the Purchase Plan offering period was considered a plan modification, and following the guidance of SFAS 123R, the Company accelerated the stock-based compensation expense for the modified purchase rights for a total of $1.6 million in the first six months of 2009. This amount was reflected in the operating expense captions in the Company’s condensed consolidated statement of income at June 30, 2009. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of June 30, 2009, 2,011,987 shares had been purchased and 988,013 shares were reserved for future issuance under the Purchase Plan.

Performance-based Awards

In fiscal 2009, the Company implemented a program that provides for the issuance of performance-based awards representing unvested shares of the Company’s common stock that may be issued under the 2007 Plan.

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

As the net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of SFAS 123R. The Company previously applied Accounting Principles Board (APB) opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and provided pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method, as provided by SFAS 123R. Under this transition method, stock-based compensation expense for the first six months of fiscal 2009 and 2008 includes: 1) compensation in connection with the unvested portion of all stock-based compensation awards that were granted prior to January 1, 2006, and 2) compensation related to all stock option awards granted subsequent to December 31, 2005. The Company is using the accelerated method to amortize stock options granted through December 31, 2005, over the remaining requisite service period of the stock option award, and the straight-line method for all stock options granted after December 31, 2005 over the requisite service period of the award.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2009, there were approximately $14 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 3.01 years. As of June 30, 2009, the total unrecognized compensation cost under the Purchase Plan to purchase the Company’s common stock was approximately $0.2 million. The Company will amortize this cost on a straight-line basis over periods of up to 0.5 year. As of June 30, 2009, the total unrecognized compensation cost related to the performance based share grants was approximately $1.3 million, which the Company will amortize on a straight-line basis over periods of up to 0.5 year.

In the three and six months ended June 30, 2009, a total of $2.7 million (comprised of stock option expense of $2.0 million, Purchase Plan expense of $0.6 million and net amortized inventory costs of approximately $64,000) and $6.6 million (comprised of stock option expense of $3.9 million, Purchase Plan expense of $2.7 million and net amortized inventory costs of approximately $32,000), respectively, were recorded as stock compensation expense.

In the three and six months ended June 30, 2008, a total of $3.9 million (comprised of stock option expense of $3.0 million, Purchase Plan expense of $0.8 million and net amortized inventory costs of $0.1 million) and $8.0 million (comprised of stock option expense of $6.3 million, Purchase Plan expense of $1.6 million and net amortized inventory costs of $0.1 million), respectively, were recorded as stock compensation expense.

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

Dividends. The dividend yield was calculated by dividing the annual dividend by the average closing stock price of the Company’s common stock from April 1, 2009 through June 30, 2009. The dividend yield will be analyzed on a quarterly basis.

Estimated Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures, and records share-based compensation expense only for those awards that are expected to vest.

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rates	2.23%	3.16%	1.76% - 2.23%	2.75% - 3.16%
Expected volatility rates	45%	42%	45% - 48%	42% - 45%
Expected dividend yield	0.47	—	0.47 - 0.52	—
Expected term of stock options (in years)	5.01	4.97	5.01	4.97
Weighted-average grant date fair value of options granted	$8.53	$12.77	$8.45	$12.47

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of employees’ stock purchase rights under the Purchase Plan for the three and six months ended June 30, 2009 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rates	2.09% - 4.96%	2.09% - 4.96%	2.09% - 4.96%	2.09% - 4.96%
Expected volatility rates	35% - 44%	35% - 44%	35% - 44%	35% - 44%
Expected dividend yield	0.47	—	0.47 - 0.52	—
Expected term of purchase right (in years)	0.5	1.0	0.5	1.0
Weighted-average fair value of purchase rights	$6.02	$11.46	$6.02	$11.46

The following table summarizes the stock-based compensation expense recognized in accordance with SFAS 123R for the three and six months ended June 30, 2009 and June 30, 2008 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$264	$467	$426	$891
Research and development	1,080	1,146	2,916	2,625
Sales and marketing	562	1,305	1,556	2,643
General and administrative	748	989	1,741	1,872

Total	$2,654	$3,907	$6,639	$8,031

A summary of option activity excluding performance-based shares, under the Plans as of June 30, 2009, and changes during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	5,981	$21.38
Granted	820	20.93
Exercised	(195)	15.09
Forfeited or expired	(115)	24.98

Outstanding at June 30, 2009	6,491	$21.49	5.35	$24,788

Exercisable at June 30, 2009	4,958	$21.25	4.17	$21,479

Vested and expected to vest at June 30, 2009	6,337	$21.83	5.24	$24,392

The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was $0.4 million and $1.1 million, respectively.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For three months and six months ended June 30, 2009, the Company granted 1,600 and 119,200 non-vested performance-based stock awards, respectively, at a grant-date fair value of $22.63 and $18.60 per share. As of June 30, 2009, none of the performance-based awards had vested.

4. INVENTORIES:

Inventories (which consist of costs associated with the purchase of wafers from offshore foundries and packaged components from offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components) are stated at the lower of cost (first-in, first-out) or market value. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$3,800	$8,116
Work-in-process	6,134	4,645
Finished goods	12,468	15,707

	$22,402	$28,468

5. INTANGIBLE ASSETS:

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, which ranges from five to twelve years. Amortization for all acquired intangible assets was approximately $0.2 million and $0.4 million in the three and six months ended June 30, 2009, respectively, and $0.3 million and $0.5 million in the three and six months ended June 30, 2008, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

	June 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)
Patent rights	$1,949	$(1,424)	$525	$1,949	$(1,294)	$655
Technology licenses	3,000	(975)	2,025	3,000	(825)	2,175
Developed technology	1,140	(244)	896	1,140	(163)	977
Other intangibles	37	(30)	7	37	(26)	11

Total intangible assets	$6,126	$(2,673)	$3,453	$6,126	$(2,308)	$3,818

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense related to intangible assets at June 30, 2009 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2009 (remaining 6 months)	$354
2010	684
2011	651
2012	463
2013	463
Thereafter	838

Total	$3,453

6. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

Ten customers accounted for approximately 65% and 66% of net revenues for the three months ended June 30, 2009 and 2008, respectively, and 65% and 64% of net revenues for the six months ended June 30, 2009 and 2008, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to investments that are deemed to be low-risk. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2009 and December 31, 2008, approximately 70% and 68% of accounts receivable, respectively, were concentrated with the Company’s top ten customers.

The following customers, both of which are distributors of the Company’s products, represented 10% or more of accounts receivable:

Customer	June 30, 2009	December 31, 2008
A	22%	*
B	12%	*

*	less than 10%

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Export Sales

The Company markets its products through its sales personnel and a worldwide network of independent distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Hong Kong/China	31%	40%	30%	38%
Taiwan	21%	25%	21%	23%
Korea	25%	12%	24%	14%
Western Europe (excluding Germany)	8%	8%	9%	9%
Japan	5%	4%	6%	5%
Germany	2%	3%	3%	4%
Singapore	2%	2%	2%	2%
Other	1%	2%	1%	1%

Total revenue, excluding the Americas.	95%	96%	96%	96%

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States, with some customers located in Mexico and Brazil.

Product Sales

Approximately 99% and 98% of the Company’s sales in the three and six months ended June 30, 2009, and 98% of the Company’s sales in the three and six months ended June 30, 2008 were from its three primary groupings of AC-DC power-conversion products – TOPSwitch, TinySwitch and LinkSwitch. Each of these product groupings addresses a different segment of the AC-DC power-supply market, differentiated primarily by the output wattage of the power supply. The remaining sales came from other product families, principally the Company’s DPA-Switch family of high-voltage DC-DC products.

Our net revenue mix by product family for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2009	2008	2009	2008
TinySwitch	43%	45%	44%	45%
TOPSwitch	25%	26%	24%	25%
LinkSwitch	31%	27%	30%	28%
Other	1%	2%	2%	2%

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings per share:
Net income	$4,529	$7,611	$4,933	$14,820

Weighted- average common shares	26,804	30,529	26,925	30,375

Basic earnings per share	$0.17	$0.25	$0.18	$0.49

Diluted earnings per share (1):
Net income	$4,529	$7,611	$4,933	$14,820

Weighted- average common shares	26,804	30,529	26,925	30,375
Effect of dilutive securities:
Dilution from employee stock plans	1,140	2,161	1,084	2,085

Diluted weighted-average common shares	27,944	32,762	28,009	32,526

Diluted earnings per share	$0.16	$0.23	$0.18	$0.46

(1)	Power Integrations includes the shares underlying performance-based awards in the calculation of diluted EPS when they become contingently issuable per SFAS No. 128, “Earning per Share,” and excludes such shares when they are not contingently issuable. The Company has excluded all performance-based awards underlying the fiscal 2009 awards as those shares are not contingently issuable.

Options to purchase 3,371,592 and 2,449,081 shares of Company common stock outstanding for the three month periods ended June 30, 2009 and 2008, respectively, and options to purchase 3,279,040 and 2,165,175 shares of Company common stock outstanding for the six month periods ended June 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the exercise prices of the options to purchase shares of the Company’s common stock were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been anti-dilutive.

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

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company’s effective tax rates for the three months ended June 30, 2009 and 2008 were 21% and 18%, respectively. The Company’s estimated effective tax rates for the six months ended June 30, 2009 and 2008 were 37% and 20%, respectively. For the six months ended June 30, 2009, our effective tax rate was higher than the statutory rate due to recent California budget legislation, which resulted in the recording of a discrete income tax provision for a reduction in the value of our state deferred tax assets by $0.3 million and the establishment of a $0.8 million valuation allowance to reserve against previously recorded net tax benefits from California tax credits. These items were accounted for in the first quarter of 2009.

The difference between the expected statutory rate of 35% and the Company’s effective tax rate for the three and six months ended June 30, 2008 was due primarily to the beneficial impact of the geographic distribution of the Company’s world-wide earnings along with the additional benefits related to the settlement of certain agreed to issues related to the 2002 and 2003 the Internal Revenue Service (“IRS”) audits.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, its major tax jurisdiction is the U.S. In 2009, the IRS completed its audit of the Company’s 2002 and 2003 tax returns. The Company and the IRS were unable to reach an agreement on the adjustment it proposed for those years with respect to the Company’s research and development cost-sharing arrangement. The Company agreed to rollover this disputed issue into the audit of the Company’s tax returns for fiscal years 2004 through 2006 which is now in progress, in order to allow the IRS to further evaluate multiple year data related to the Company’s research and development cost-sharing arrangement.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2009. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

11. LEGAL PROCEEDINGS:

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6,116,720, granting Fairchild a new trial on the issue of willful infringement

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in view of an intervening change in the law, and denying the Company’s motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. The District Court thereafter set a schedule for resolving the issue of willful infringement in a short bench trial to begin on June 22, 2009. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion, but the Federal Circuit dismissed Fairchild’s appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness at the end of July. The Court will now consider the issue of willfulness and issue a ruling.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2009. Pursuant to the settlement agreement, the Court entered an order prohibiting BCD from manufacturing or selling the products involved in the lawsuit in the United States or from selling such products for use in end products destined for the U.S. market.

On March 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008, and discovery is under way. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other case between the parties pending the entry of final judgment in that case.

In the fiscal year 2009, the IRS completed its audit of the Company’s 2002 and 2003 tax returns. The Company and the IRS were unable to reach an agreement on the adjustment it proposed for those years with respect to the Company’s research and development cost-sharing arrangement. The Company agreed to rollover this disputed issue into the audit of the Company’s tax returns for fiscal years 2004 through 2006 which is now in progress, in order to allow the IRS to further evaluate multiple year data related to the Company’s research and development cost-sharing arrangement.

On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against the Company in the Regional Court Munich I (Germany). This complaint was received by the Company on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of the Company’s products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by the Company even though the distribution agreement did not provide for such payment. In its written pleading the Company has denied such claims. The legal proceeding, which had been paused by the Regional Court in Munich pending the merger of Azzurri with AVNET EMG GmbH, will move forward. The first oral hearing, which was scheduled for June 18, 2009, has been put on hold at the mutual request of the parties.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2008, the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) issued FASB staff position, or FSP, 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be adopted by the Company in the first quarter of fiscal 2010. The Company does not expect the adoption of FSP SFAS 132(R)-1 to have a material effect on its condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R was effective for fiscal years beginning after December 15, 2008, and was adopted by the Company in the first quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of SFAS No. 141R.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). This standard amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope or accounting for Statement No. 133. SFAS No. 161 requires qualitative, quantitative and credit-risk disclosures. Required qualitative disclosures include 1) how and why an entity is using derivative instruments or hedging activity, 2) how an entity is accounting for its derivative instruments and hedging items under SFAS No. 133, and 3) how the instruments affect an entity’s financial position, financial performance and cash flow. The qualitative disclosure should include information about the fair value of the derivative instruments, including gains and losses. Credit-risk disclosures should include information about the existence and nature of credit risk related contingent features included in derivative instruments. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Assets, to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, was adopted by the Company in the first quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of SFAS No. 161.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”). FSP SFAS 107-1 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statement. FSP SFAS 107-1 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The Company does not expect the adoption of FSP SFAS 107-1 will have a material effect on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“FSP APB 28-1”). FSP APB 28-1 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. FSP APB 28-1 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The Company does not expect the adoption of FSP APB 28-1 will have a material effect on its consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The Company does not expect the adoption of SFAS 165 will have a material effect on its consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No.168, “Accounting Standards Codification” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede SFAS 162. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will be adopted by the Company in the third quarter of fiscal 2009. The Company does not expect the adoption of SFAS 168 will have a material effect on its consolidated results of operations and financial condition.

13. FAIR VALUE MEASUREMENTS

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

The Company entered into an agreement in the second quarter of 2009 pursuant to which, among other things, it may be obligated to acquire another company if that company meets certain financial performance conditions and exercises its put option. At June 30, 2009, the Company determined the carrying value of this potential obligation as of such date to be zero. The Company used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. The

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company derived the Level 2 inputs principally from corroborated observable market data (i.e. correlation values and comparative company market data). The Company will update the fair value quarterly and record any changes to the Company’s consolidated financial statements.

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

The Company’s $10 million note to its supplier, XFab, is classified as Level 3 of the fair value hierarchy, as there is no market data for this instrument. The Company recorded the note at its face value of $10.0 million in its June 30, 2009 and December 31, 2008 balance sheets. The estimated fair value of the Company’s note to XFab was approximately $10 million at June 30, 2009 and December 31, 2008 and there were no increases or decreases to the fair value during the six months ended June 30, 2009. The fair value was estimated using a pricing model incorporating current market rates. The Company intends to hold the note to maturity, which occurs on December 31, 2009.

The fair value hierarchy of the Company’s marketable securities and note to supplier was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper	$113,363	$—	$113,363	$—
Money market funds	5,376	5,376	—	—
U.S. Government debt securities	3,686	—	3,686	—
Corporate Bonds	2,542	—	2,542
Note to supplier	10,000	—	—	10,000

Total	$134,967	$5,376	$119,591	$10,000

14. ROYALTY AGREEMENT:

During the second fiscal quarter of 2009, the Company entered into a license agreement with a company for the use of its technology in exchange for a prepaid royalty of $5.25 million. The Company will amortize the royalty to cost of goods sold based on the Company’s sales of products incorporating the licensed technology. The Company included the full amount of the prepaid royalty in other assets in its June 30, 2009 condensed consolidated balance sheets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 2,2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A “Risk Factors” and elsewhere in this report.

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

Additionally, technological advances combined with concerns about the inefficiency of traditional incandescent lighting are resulting in the adoption of alternative lighting technologies such as light-emitting diodes (LEDs). We believe this presents a significant opportunity for us because our ICs are used in power-supply circuitry for high-voltage, or offline, LED lighting applications.

•

Expand our addressable market to include “high-power” applications. We believe we have developed new technologies that will enable us to bring the benefits of highly integrated power supplies to applications requiring more than 50 watts of output. For example, in July 2008 we announced an extension of our TOPSwitch-HX product family that, along with certain system-level innovations, enables us to address the market for power adapters used with notebook computers. In December 2008 we introduced HiperPLC, which targets applications such as main power supplies for flat-panel TVs, high-efficiency power supplies for PCs and servers, as well as LED streetlights and certain industrial controls. We are applying significant research and development resources toward products that could address additional high-power applications in the future.

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

Also, our operating results are subject to external factors such as global economic conditions and supply-chain dynamics. The ongoing global economic downturn, has caused a reduction in demand for our ICs and the end products that incorporate them. As a result, our net revenues for the six months ended June 30, 2009 decreased by 15% compared with the six months ended June 30, 2008. Our revenues for the three months ended June 30, 2009 were 8% lower than the corresponding period in the previous year, but increased 22% compared with the three months ended March 31, 2009, reflecting a significant improvement in business conditions.

Because our industry is intensely price-sensitive, our gross profit margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross profit margin is also influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross profit margin of approximately one percentage point. Also, because a portion of our production costs are fixed in nature, our gross profit margin is somewhat sensitive to the volume of units we produce. Our gross profit was $45.1 million or 50% of net revenues in the six months ended June 30, 2009, compared with $56.9 million, or 54% of net revenues, in the six months ended June 30, 2008. The reduction in our gross profit margin in the first half of 2009 was principally a result of lower fixed-cost absorption, reflecting reduced production volumes and, to a lesser extent, the weakening of the U.S. dollar compared with the Japanese yen.

In response to the lower net revenues we have recognized in recent periods due to the economic downturn, we have taken a number of measures to reduce our production costs and operating expenses. These include a modest headcount reduction, curtailment of certain employee benefits, restrictions on hiring, travel and use of outside consultants and contractors, and a number of other measures. We have also taken steps to reduce future operating expenses related to stock-based compensation; these steps include the repurchase of approximately 2.5 million “underwater” employee stock options via a tender offer executed in December 2008, and a modification of our Employee Stock Purchase Plan that shortened the offering period from 24 months to six months.

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

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEMs and merchant power supply manufacturers from our facility in California are DAF, under which title passes to the customer and revenue is recognized when the shipment reaches the destination country. Terms on shipments to international OEMs and merchant power supply manufacturers from our facilities outside of the United States are EXW, under which title transfers to our customer and revenue is recognized upon shipment from our warehouses. Shipments to North and South American OEMs and merchant power supply manufacturers are “FOB-point of origin,” meaning that title passes and revenue is recognized upon shipment.

Historically, between one-half and two-thirds of our total sales have been made to distributors pursuant to agreements that allow certain rights of return on our products held by these distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their customers. We determine the amounts to defer based on the level of actual inventory on hand at our distributors as well as inventory that are in transit to them. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets.

Stock-based compensation

We adopted SFAS No. 123(R), Share-Based Payment (“SFAS No.123(R)”) effective January 1, 2006. Under the provisions of SFAS No. 123(R), we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. We elected the modified prospective transition method for adopting SFAS No. 123(R), under which the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For stock option awards granted subsequent to December 31, 2005, we recognize compensation expense on a straight-line basis over the requisite service period. We use estimates in determining the fair value of these awards. Changes in these estimates could result in changes to our compensation charges.

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

From time to time we reduce our distribution list prices. We give our distributors protection against these price declines in the form of credits on products they hold in inventory. These credits are referred to as “price protection.” Since we do not recognize revenue until the distributor sells the product to its customers, we generally do not need to maintain reserves for price protection. However, in rare instances we must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, we will maintain a reserve for these credits that appears as a reduction to accounts receivable in our condensed consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. We analyze distribution price declines and levels of inventory in the distributor channels in determining the reserve levels required. If our reserves are not adequate, our net revenues could be adversely affected.

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

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimate undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We would present assets to be disposed of separately in the balance sheet and would report the assets at the lower of the carrying amount or fair value less costs to sell, and would no longer depreciate the assets and liabilities of a disposed group classified as held for sale. In the three and six months ended June 30, 2009, we had no impairment of long-lived assets nor any assets held for disposal.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Percentage of Total Net Revenues for Three Months Ended June 30,		Percentage of Total Net Revenues for Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.9	46.3	49.6	46.0

Gross profit.	49.1	53.7	50.4	54.0
Operating expenses:
Research and development	15.6	14.9	17.2	14.9
Sales and marketing	12.0	14.6	13.6	14.5
General and administrative	11.4	11.1	12.6	11.0

Total operating expenses	39.0	40.6	43.4	40.4

Income from operations	10.1	13.1	7.0	13.6

Other income, net	1.5	3.0	1.8	3.5
Insurance reimbursement	—	1.2	—	0.6

Income before provision for income taxes	11.6	17.3	8.8	17.7
Provision for income taxes	2.5	3.1	3.3	3.6

Net income	9.1%	14.2%	5.5%	14.1%

Comparison of the Three Months and Six Months Ended June 30, 2009 and 2008

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties paid to us by Panasonic. Net revenues for the three months ended June 30, 2009 were $49.3 million compared with $53.6 million for the three months ended June 30, 2008, a decrease of 8%. Net revenues for the six months ended June 30, 2009 were $89.5 million compared with $105.5 million for the comparable period of 2008, a decrease of 15%. The decreases were a consequence of the global economic downturn, which has reduced demand for our products and the end products that incorporate them. Reflecting the breadth of the downturn, revenues from three of our four major end markets (communications, computer and industrial) were lower in the second quarter of 2009 compared with the second quarter of 2008 while revenues from the consumer market increased slightly. For the six months ended June 30, 2009, revenues from all four major end markets were lower compared with the comparable period of 2008. Likewise, revenue from all four of our principal product categories was lower for the three and six months periods ended June 30, 2009.

Our net revenue mix by product family and by the end markets for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2009	2008	2009	2008
TinySwitch	43%	45%	44%	45%
TOPSwitch	25%	26%	24%	25%
LinkSwitch	31%	27%	30%	28%
Other	1%	2%	2%	2%

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2009	2008	2009	2008
Consumer	37%	33%	36%	34%
Communication	32%	34%	32%	34%
Computer	14%	16%	15%	15%
Industrial	17%	17%	17%	17%

International sales, comprised of sales outside of the Americas based on “ship to” customer locations, were $46.7 million in the second quarter of 2009, or 95% of net revenues, compared to $51.3 million or 96% of net revenues for the same period in 2008. International sales were $85.0 million, or 96% of net revenues, for the six months ended June 30, 2009 compared to $100.9 million, or 96% of net revenues, for the same period in 2008. Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 85% and 83% of our net revenues in the three and six months ended June 30, 2009, respectively, and 84% and 82% of our net revenues for both the three and six months ended June 30, 2008. We expect international sales and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

For the second quarter of 2009, sales to distributors accounted for 63% of net product sales, while sales to direct customers accounted for 37%; this compares with 62% and 38%, respectively, for the second quarter of 2008. For the six months ended June 30, 2009, sales to distributors accounted for 65% of net product sales, while direct sales accounted for 35%, compared to 62% and 38%, respectively, for the same period in 2008.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2009	2008	2009	2008
A	15%	19%	15%	16%
B	*	10%	*	*
C	*	10%	*	*

*	less than 10%

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

Cost of revenues and gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of silicon wafers from our foundries, the assembly and packaging of our products by various sub-contractors, internal labor and overhead associated with the testing of both wafers and packaged components, and testing of packaged components by various sub-contractors. The table below compares gross profit for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$49.3	$53.6	$89.5	$105.5
Gross profit	$24.2	$28.8	$45.1	$56.9
Gross profit as a % of net revenue	49.1%	53.7%	50.4%	54.0%

The decline in gross profit as a percentage of revenue for the three and six months periods ended June 30, 2009, compared with the same periods in the prior year, was due primarily to an increase in cost per unit sold, reflecting lower fixed-cost absorption due to reduced production volumes, as well as the impact of the stronger Japanese yen compared to the U.S. dollar. An increase in sales of our recent-generation products, which tend to have lower gross profit margin than earlier-generation products, also contributed to the decrease in gross profit margin. For the six months ended June 30, 2009, these effects were partially offset by a benefit of $0.5 million recognized in the first quarter of 2009 from the sale of previously reserved inventory.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses (including stock-based compensation), expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers related to new products until we release these products to production. The table below compares R&D expenses for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$49.3	$53.6	$89.5	$105.5
R&D expenses	$7.7	$8.0	$15.4	$15.7
R&D expenses as a % of net revenue	15.6%	14.9%	17.2%	14.9%

R&D expenses decreased slightly in absolute dollars for both the three and six months periods ended June 30, 2009, but were higher as a percentage of net revenues. While we have implemented a number of expense-reduction measures in response to the global economic downturn and the resulting reduction in demand for our products, these measures have been focused primarily on areas other than R&D; we have maintained a relatively consistent level of investment in the development of new products and technologies in order to ensure the competitiveness of our product portfolio and expand our addressable market.

We expect R&D expenses to increase gradually in future periods primarily as a result of our ongoing development of new products and manufacturing technologies, as well as regular salary increases, but our aim is to reduce these expenses over time as a percentage of net revenues. However, our ability to achieve this reduction depends partly on factors outside our control, such as global economic conditions and supply-chain conditions, which impact the rate at which our revenue increases or decreases.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation), related to sales, application-support, marketing and customer service personnel, as well as commissions to sales representatives, expenses for advertising and promotional activities, and facilities expenses, including expenses associated with our regional sales offices and support offices. The table below compares sales and marketing expenses for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$49.3	$53.6	$89.5	$105.5
Sales and marketing expenses	$5.9	$7.9	$12.1	$15.3
Sales and marketing expenses as a % of net revenue	12.0%	14.6%	13.6%	14.5%

The decrease in sales and marketing expenses for the three and six months ended June 30, 2009 was driven primarily by lower stock-based compensation expenses, reflecting our repurchase of underwater employee stock options via a tender offer in December 2008. Stock-based compensation expenses totaled $0.6 million and $1.6 million for the three and six months periods ended June 30, 2009, compared with $1.3 million and $2.6 million in the comparable periods of 2008. Also contributing to the decrease in sales and marketing expenses were reduced sales commissions and related payroll taxes (reflecting the decrease in net revenues), as well as general expense-reduction efforts undertaken in response to the global economic downturn.

The future trend of sales and marketing expenses will depend to some extent on business conditions; to the extent that demand for our products continues to improve, we may elect to reverse certain expense-reduction measures undertaken in response to the economic downturn. Over time, it is our intent to reduce sales and marketing expenses as a percentage of revenues, though our ability to achieve this reduction depends partly on factors outside our control, such as global economic conditions and supply-chain conditions, which impact the rate at which our revenue increases or decreases.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses (including stock-based compensation) for administration, finance, human resources and general management, as well as consulting fees, legal fees and audit and tax services. The table below compares G&A expenses for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$49.3	$53.6	$89.5	$105.5
G&A expenses	$5.6	$5.9	$11.3	$11.6
G&A expenses as a % of net revenue	11.4%	11.1%	12.6%	11.0%

G&A expenses decreased slightly for the three and six months ended June 30, 2009, due primarily to lower stock-based compensation expenses and the impact of general expense-reduction measures undertaken in response to the economic downturn. Stock-based compensation expenses totaled $0.7 million and $1.7 million for the three and six months periods ended June 30, 2009, compared with $0.9 million and $1.9 million in the comparable periods of 2008. The decrease in the stock-based compensation reflects our repurchase of employee stock options via tender offer in December 2008. These decreases were partially offset by an increase in professional fees related to legal matters, including patent litigation.

The future trend of G&A expenses depends partly on business conditions; to the extent that demand for our products continues to improve, we may elect to reverse certain expense-reduction measures undertaken in response to the economic downturn. The need for continued spending related to patent litigation, which is difficult to forecast, will also impact the future trend of G&A expenses. Over time, it is our intent to reduce G&A expenses as a percentage of revenues, though our ability to achieve this reduction depends partly on factors outside our control, such as global economic conditions and supply-chain conditions, which impact the rate at which our revenue increases or decreases.

Other income. Other income for the second quarter of 2009 was $0.8 million compared to $2.3 million for the same period in 2008. For the six months ended June 30, 2009 and 2008, other income was $1.6 million and $4.3 million, respectively. Other income consists primarily of interest income earned on cash, cash equivalents and short-term investments; interest income has declined due to lower interest rates and our stock-repurchase program, which has reduced our balances of cash and investments. Also, in the three months ended June 30, 2008, other income included a reimbursement of $0.7 million for directors and officers liability insurance claims.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares provision for income taxes for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income before provision for income taxes	$5.7	$9.3	$7.9	$18.6
Provision for income taxes	$1.2	$1.7	$2.9	$3.7
Effective tax rate	21.1%	18.1%	37.3%	20.2%

Provision for income taxes was $1.2 million and $1.7 million for the quarters ended June 30, 2009 and 2008, respectively. Provision for income taxes was $2.9 million for the six months ended June 30, 2009 compared to $3.7 million in the same period in 2008. Our estimated effective tax rate was approximately 21% and 37% for the three and six months ended June 30, 2009, respectively, compared to 18% and 20% for the same periods in 2008. The difference between the statutory rate of 35% and our effective tax rate for the three months ended June 30, 2009 was due primarily to the benefit of foreign operations, partially offset by the increase in our valuation allowance. For the six months ended June 30, 2009, our effective tax rate was higher than the statutory rate due to recent California budget legislation, which resulted in the recording of a discrete income tax provision for a reduction in the value of our state deferred tax assets by $0.3 million and the establishment of a $0.8 million valuation allowance to reserve against previously recorded net tax benefits from California tax credits. These items were accounted for in the first quarter of 2009.

The difference between the expected statutory rate of 35% and our effective tax rate for the three and six months ended June 30, 2008 was due primarily to the beneficial impact of the geographic distribution of our world-wide earnings along with the additional benefits related to the settlement of certain issues related to the IRS audits of our 2002 and 2003 tax year.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $159 million in cash and cash equivalents and investments (including $0.3 million of restricted cash), a decrease of approximately $16 million from December 31, 2008. As of June 30, 2009, we had working capital, defined as current assets less current liabilities, of approximately $187 million, a decrease of approximately $14 million from December 31, 2008.

Our operating activities generated cash of $19.2 million in the six months ended June 30, 2009. Our net income for this period was $4.9 million; we also incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $5.0 million and $6.6 million, respectively. Depletion of inventory resulted in an additional $6.0 million source of cash; this depletion reflects reduced production volumes in response to the global economic downturn, as well as higher-than-expected sales in the second quarter. These sources of cash were partially offset by a royalty prepayment of $5.25 million during the second quarter of 2009, pursuant to the license agreement described in Note 14 to our condensed consolidated financial statements. This royalty payment is reflected in changes in prepaid expenses and other assets in our condensed consolidated statements of cash flows.

Our operating activities generated cash of $25.5 million in the six months ended June 30, 2008. Our net income for this period was $14.8 million; we also incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $4.8 million and $8.0 million, respectively. Additional sources of cash included an increase in accounts payable of $4.1 million, due to the timing of payments to suppliers, tax benefit associated with employee stock plans of $2.2 million, and deferred income on sales to distributors of $1.7 million, due to increased distributor sales in June 2008 compared to December 2007. These sources of cash from operating activities were offset by an increase in inventory of $3.9 million, in anticipation of higher sales in the second half of 2008, an increase in accounts receivable of $3.8 million, due to increased credit sales in June 2008 compared to December 2007, and an increase in prepaid expenses and other assets of $2.3 million.

Our investing activities in the six months ended June 30, 2009 resulted in a $2.4 million net use of cash, consisting of $3.5 million for purchases of property and equipment, partially offset by $1.1 million of net proceeds from held-to-maturity investments.

Our investing activities in the six months ended June 30, 2008 resulted in net investment proceeds of $83.0 million consisting primarily of net proceeds from held-to-maturity investments of $86.5 million offset by $4.4 million for purchases of property and equipment.

Financing activities for the six months ended June 30, 2009 resulted in a $31.7 million net use of cash, consisting of $26.5 million used for the repurchase of our common stock, $9.0 million used for the repurchase of underwater employee stock options, and $1.3 million for dividends paid to common stockholders. These uses of cash were partially offset by proceeds of $5.3 million from the issuance of common stock through our employee stock purchase plan and the exercise of employee stock options.

In May 2009, our board of directors authorized the use of $25.0 million to repurchase our common stock. During the quarter ended June 30, 2009, we purchased 403,700 shares of our common stock for approximately $8.9 million.

We intend to pay dividends on a quarterly basis through the end of 2009, which are expected to result in a similar use of cash for each of the four quarters. The declaration of any future cash dividend is at the discretion of our board of directors. For the second quarter of 2009, a dividend of $0.025 per share of common stock was paid on June 30, 2009 to shareholders of record as of May 29, 2009.

Our financing activities for the six months ended June 30, 2008 generated $10.6 million of cash, primarily due to the issuance of common stock under our employee stock plans of $18.8 million, partially offset by $9.0 million for the repurchase of our common stock.

In February 2008, we announced that our board of directors had authorized the use of up to $50 million for the repurchase of our common stock. During the six months ended June 30, 2008, we purchased 311,165 shares of our common stock for approximately $9.0 million. This repurchase program concluded on October 31, 2008.

As of June 30, 2009, we had contingent tax liabilities of $21.8 million, compared to $20.7 million as of December 31, 2008. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months. We will continue to accrue for uncertain tax positions during 2009 using the effective tax rate.

We have entered into a security agreement with Union Bank of California, whereby we have agreed to maintain $0.3 million, as of June 30, 2009, in an interest-bearing certificate of deposit (“CD”) with the bank in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. The certificate of deposit (CD) earns interest at rates ranging from approximately 0.40% to 1.00% and is renewed every 90 days. The current maturity for the certificate of deposit is October 26, 2009. As of June 30, 2009, there were two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of our letters of credit.

We entered into an agreement in the second quarter of 2009 pursuant to which, among other things, we may be obligated to acquire another company if that company meets certain financial performance conditions and exercises its put option. At June 30, 2009, we determined the carrying value of this potential obligation as of such date to be zero. We used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. We derived the Level 2 inputs principally from corroborated observable market data (i.e. correlation values and comparative company market data). We will update the fair value quarterly and record any changes to our consolidated financial statements.

There were no material changes outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

During the first six months of 2009, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate in the future, as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R was effective for fiscal years beginning after December 15, 2008, and was adopted by us in the first quarter of 2009. There was no material impact to our condensed consolidated financial statements as a result of the adoption of SFAS No. 141R

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). This standard amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope or accounting for Statement No. 133. SFAS No. 161 requires qualitative, quantitative and credit-risk disclosures. Required qualitative disclosures include 1) how and why an entity is using derivative instruments or hedging activity, 2) how an entity is accounting for its derivative instruments and hedging items under SFAS No. 133, and 3) how the instruments affect an entity’s financial position, financial performance and cash flow. The qualitative disclosure should include information about the fair value of the derivative instruments, including gains and losses. Credit-risk disclosures should include information about the existence and nature of credit risk related contingent features included in derivative instruments. SFAS No. 161 also amends SFAS No. 107, Disclosures about Fair Value of Financial Assets, to clarify that derivative instruments are subject to SFAS No. 107’s concentration-of-credit-risk disclosures. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by us in the first quarter of 2009. There was no material impact to our condensed consolidated financial statements as a result of the adoption of SFAS No. 161.

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

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”). FSP SFAS 107-1 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statement. FSP SFAS 107-1 is effective for interim periods ending after June 15, 2009 and was adopted by us in the second quarter of 2009. We do not expect the adoption of FSP SFAS 107-1 will have a material effect on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“FSP APB 28-1”). FSP APB 28-1 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. FSP APB 28-1 is effective for interim periods ending after June 15, 2009 and was adopted by us in the second quarter of 2009. We do not expect the adoption of FSP APB 28-1 will have a material effect on its consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by us in the second quarter of 2009. We do not expect the adoption of SFAS 165 will have a material effect on our consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 168, “Accounting Standards Codification” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede SFAS 162. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will be adopted by us in the third quarter of fiscal 2009. We do not expect the adoption of SFAS 168 will have a material effect on our consolidated results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2008 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At June 30, 2009 and December 31, 2008, we held primarily cash equivalents and short-term investments with fixed interest rates and with maturity dates of less than twelve months.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In the complaint, we alleged that Fairchild has and is infringing four of our patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of us finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, at this stage of the proceedings we cannot state the amount, if any, which it might ultimately recovered from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in our favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and we filed post-trial motions seeking a permanent injunction and increased damages and attorneys fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6,116,720, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying our motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. The District Court thereafter set a schedule for resolving the issue of willful infringement in a short bench trial to begin on June 22, 2009. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion, but the Federal Circuit dismissed Fairchild’s appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness at the end of July. The Court will now consider the issue of willfulness and issue a ruling.

On May 9, 2005, we filed a Complaint with the U.S. International Trade Commission (“ITC”) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337. We filed a supplement to the complaint on May 24, 2005. We alleged infringement of our patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by System General Corporation, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to our complaint. System General Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. We subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006, the Commission issued an order excluding from entry into the United States the infringing System General PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing System General chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action from the President, and the ITC exclusion order is now in full effect. System General appealed the ITC decision, and on November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects. On October 27, 2008, System General filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case, and we responded to oppose any modification, but the Commission modified the exclusion order on February 27, 2009. Nevertheless, the exclusion order still prohibits System General and related entities from importing the infringing System General chips and any LCD computer monitors, AC printer adapters, and sample/demonstration circuit boards containing an infringing System General chip.

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

On March 23, 2008, we filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered our complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing us of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against us, also in Delaware, which Fairchild dismissed in favor of adding its claims to our already pending suit against Fairchild. We have answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008, and discovery is under way. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and we filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other case between the parties pending the entry of final judgment in that case.

In the fiscal year 2009, the IRS recently completed its audit of our 2002 and 2003 tax returns. We were unable to reach an agreement with the IRS on the adjustment it proposed for those years with respect to our research and development cost-sharing arrangement. We agreed to rollover this disputed issue into the audit of our tax returns for fiscal years 2004 through 2006 which is now in progress, in order to allow the IRS to further evaluate multiple year data related to our research and development cost-sharing arrangement.

On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against us in the Regional Court Munich I (Germany). This complaint was received by Power Integrations on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of our products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by Power Integrations even though the distribution agreement did not provide for such payment. In its written pleading we have denied such claims. The legal proceeding, which had been paused by the Regional Court in Munich pending the merger of Azzurri with AVNET EMG GmbH, will move forward. The first oral hearing, which was scheduled for June 18, 2009, has been put on hold at the mutual request of the parties.

There can be no assurance that we will prevail in the litigation with Fairchild or Azzurri. This litigation, whether or not determined in our favor or settled, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, we are unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject us to significant liabilities, and require Power Integrations to seek licenses from third parties or prevent us from licensing the technology, any of which could have a material adverse effect on our business, financial condition and operating results.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. These matters are subject to inherent uncertainties and our view of these matters may change in the future and could result in charges that would have a material adverse impact on our financial position, results of operations, or cash flows.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 65% and 60% of our net revenues for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

If demand for our products declines in our major end markets, our net revenues will decrease. A limited number of applications of our products, such as cellphone chargers, standby power supplies for PCs, and power supplies for home appliances comprise a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been impacted by economic downturns in the past. Any economic slowdown in the end markets that we serve could cause a slowdown in demand for our ICs; for example, the current economic/credit crisis will have such an effect. We believe that the current economic climate is the principal reason why our revenues declined in the first six months of 2009 compared to the first six months of 2008. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.

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

If we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability. Our success depends upon our ability to continue our technological innovation and protect our intellectual property, including patents, trade secrets, copyrights, and know-how. We are currently engaged in litigation to enforce our intellectual property rights, and associated expenses have been, and are expected to remain, material and have adversely affected our operating results. We cannot assure that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation, or that others will not develop competitive technologies or products. From time to time, we have received, and we may receive in the future, communications alleging possible infringement of patents or other intellectual property rights of others. Costly litigation may be necessary to enforce our intellectual property rights or to defend us against claimed infringement. The failure to obtain necessary licenses and other rights, and/or litigation arising out of infringement claims could cause us to lose market share and harm our business.

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient wafers, our business may suffer. We have supply arrangements for the production of wafers with Panasonic, OKI, XFAB and Epson. Our contracts with these suppliers expire in June 2010, April 2018, December 2009 and December 2010, respectively. Although certain aspects of our relationships with Panasonic, OKI (purchased by Rohm Co. of Japan as of October 1, 2008), XFAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Panasonic, OKI, XFAB and Epson in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, Panasonic, XFAB or Epson could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

Panasonic has licenses to our technology, which it may use to our detriment. Pursuant to a Technology Agreement with Panasonic, which expired in June 2005, Panasonic has the perpetual right to manufacture and sell products that incorporate our technology to Japanese companies worldwide and to subsidiaries of Japanese companies located in Asia. Panasonic does not have rights to utilize technology developed by us after June 2005, when the agreement expired. According to the expired Technology Agreement, we continued to receive royalties on Panasonic’s sales through June 2009 at a reduced rate. We will receive the final royalty from Panasonic in the third quarter of 2009. Royalty revenues were less than 1% and 2% of total net revenues in the six months ended June 30, 2009 and the twelve months ended December 31, 2008. However, these royalties are substantially lower than the gross profit we receive on direct sales, and we cannot assure that Panasonic will not use the technology rights to continue to develop and market competing products.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 96% of our net revenues in the six months ended June 30, 2009 and 96% of our net revenues for the year ended December 31, 2008. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
April 1 to April 30, 2009	—	—	—	—
May 1 to May 31, 2009	207,400	$20.64	207,400	$20.7
June 1 to June 30, 2009	196,300	$23.50	196,300	$16.1

Total	403,700		403,700

(1)	On May 14, 2009, we announced that our board of directors had authorized the use of up to $25 million for the repurchase of shares of our common stock. During the three months ended June 30, 2009, we purchased 403,700 shares of our common stock for approximately $8.9 million. There is currently no expiration date for this stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of Power Integrations, Inc. held on June 13, 2009, proposals I and II below were adopted.

Proposal I - To elect our eight nominees as directors to serve until the 2010 Annual Meeting of Stockholders and until their successors are elected and qualified:

	Voted For	Withheld	Broker Non-Votes
Balu Balakrishnan	18,033,770	6,712,942	—
Alan D. Bickell	18,165,237	6,581,475	—
Nicholas E. Brathwaite	18,171,399	6,575,313	—
Dr. James Fiebiger	17,839,815	6,906,897	—
Balakrishnan S. Iyer	16,445,020	8,301,692	—
E. Floyd Kvamme	17,948,743	6,797,969	—
Steven J. Sharp	13,797,930	10,948,782	—
William George	24,588,965	157,747	—

Proposal II - To ratify the selection by the Audit Committee of Deloitte & Touche LLP as the independent registered public accounting firm of Power Integrations, Inc. for the fiscal year ending December 31, 2009:

Voted For	Voted Against	Abstain	Broker Non-Votes
24,670,485	3,632	72,595	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: August 6, 2009	By:	/s/ BILL ROESCHLEIN
Bill Roeschlein
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

10.1	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement.

10.2	2007 Equity Incentive Plan, amended as of July 28, 2009.

10.3	1997 Outside Directors Stock Option Plan, amended as of July 28, 2009.

10.4	1998 Nonstatutory Stock Option Plan, amended as of July 28, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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