Form 10-Q
period 2009-09-30
POWER INTEGRATIONS INC
filed 2009-11-05
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Large accelerated filer ☒	Accelerated filer	☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, $.001 par value	27,021,710 shares

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of such words as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to: the effect that the current economic and credit crisis may have on our business; our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services, and our ability to compete in those markets based on timeliness, cost and market demand; competition from our competitors, including those that we believe are infringing our patents; and our limited financial resources. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part II—“Risk Factors,” Item 2 of Part I—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$150,024	$167,472
Restricted cash	250	250
Short-term investments	3,192	6,363
Accounts receivable, net of allowances of $318 and $427, respectively	20,440	13,042
Inventories	20,335	28,468
Note receivable	10,000	10,000
Deferred tax assets	1,275	1,274
Prepaid expenses and other current assets	7,951	7,099

Total current assets	213,467	233,968

LONG-TERM INVESTMENTS	23,347	1,011
PROPERTY AND EQUIPMENT, net	57,512	56,911
INTANGIBLE ASSETS, net	3,270	3,818
GOODWILL	1,824	1,824
DEFERRED TAX ASSETS	13,934	15,362
OTHER ASSETS	5,483	184

Total assets	$318,837	$313,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,875	$9,319
Accrued payroll and related expenses	4,656	15,947
Taxes payable	677	588
Deferred income on sales to distributors	7,322	4,798
Accrued professional fees	2,284	1,857
Other accrued liabilities	1,051	462

Total current liabilities	30,865	32,971

LONG-TERM INCOME TAXES PAYABLE	22,519	20,426

Total liabilities	53,384	53,397

STOCKHOLDERS’ EQUITY:
Common stock
Authorized—140,000,000 shares
Outstanding—26,944,046 and 27,529,991 shares in 2009 and 2008, respectively	27	28
Additional paid-in capital	139,186	145,544
Accumulated other comprehensive income (loss)	3	(57)
Retained earnings	126,237	114,166

Total stockholders’ equity	265,453	259,681

Total liabilities and stockholders’ equity	$318,837	$313,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET REVENUES	$60,024	$53,816	$149,563	$159,291

COST OF REVENUES	30,901	24,659	75,311	73,206

GROSS PROFIT	29,123	29,157	74,252	86,085

OPERATING EXPENSES:
Research and development	6,846	7,022	22,259	22,753
Sales and marketing	5,744	7,058	17,891	22,329
General and administrative	5,465	6,418	16,740	18,056

Total operating expenses	18,055	20,498	56,890	63,138

INCOME FROM OPERATIONS	11,068	8,659	17,362	22,947

OTHER INCOME
Other income, net	178	1,600	1,756	5,214
Insurance reimbursement	—	—	—	663

Total other income	178	1,600	1,756	5,877

INCOME BEFORE PROVISION FOR INCOME TAXES	11,246	10,259	19,118	28,824

PROVISION FOR INCOME TAXES	2,094	2,622	5,033	6,367

NET INCOME	$9,152	$7,637	$14,085	$22,457

EARNINGS PER SHARE:
Basic	$0.34	$0.25	$0.52	$0.74

Diluted	$0.32	$0.23	$0.50	$0.69

SHARES USED IN PER SHARE CALCULATION:
Basic	26,723	30,791	26,857	30,515

Diluted	28,431	32,582	28,108	32,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,085	$22,457

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,550	7,325
Gain on sale of property, plant and equipment	(10)	(13)
Stock-based compensation expense	8,046	12,088
Amortization of discount (premium) on held to maturity investments	105	(740)
Deferred income taxes	1,428	776
Provision for accounts receivable and other allowances	(4)	1,303
Excess tax benefit from stock options exercised	(102)	(863)
Tax benefit associated with employee stock plans	554	2,557
Change in operating assets and liabilities:
Accounts receivable	(7,393)	(4,055)
Inventories	8,010	(6,793)
Prepaid expenses and other assets	(6,151)	(4,988)
Accounts payable	5,514	3,666
Taxes payable and accrued liabilities	1,173	(2,499)
Deferred income on sales to distributors	2,524	1,842

Net cash provided by operating activities	35,329	32,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,567)	(7,169)
Release of restricted cash	—	1,050
Purchases of held-to-maturity investments	(25,620)	(22,803)
Proceeds from held-to-maturity investments	6,349	102,373

Net cash provided by (used in) investing activities	(26,838)	73,451

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	13,698	22,775
Repurchase of common stock	(28,674)	(29,204)
Payments to employees for tender offer	(9,048)	—
Payments of dividends to stockholders	(2,017)	—
Excess tax benefit from stock options exercised	102	863

Net cash used in financing activities	(25,939)	(5,566)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,448)	99,948
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	167,472	118,353

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,024	$218,301

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$44	$80

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$397	$—
Cash paid for income taxes, net of refunds	$86	$4,666

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in its Form 10-K filed on March 2, 2009 with the Securities and Exchange Commission. The Company evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on November 5, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of September 30, 2009 and December 31, 2008, the Company’s short-term and long-term investments consisted of U.S. government-backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Restricted Cash

The Company has entered into a security agreement with Union Bank of California, whereby the Company has agreed to maintain $0.3 million, as of September 30, 2009, in an interest-bearing certificate of deposit (“CD”) with the bank in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. The certificate of deposit (CD) earns interest at rates ranging from approximately 0.25% to 1.00% and is renewed every 90 days. The current maturity for the certificate of deposit is January 23, 2010. As of September 30, 2009, there were two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of the Company’s letters of credit.

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

The Company applies the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (Accounting Standard Codification (“ASC”) 605-10) (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The Company considers the price to be fixed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assess collectability based on the creditworthiness of the customer as determined by credit checks as well as the customer’s payment history.

The Company makes sales to distributors and retail partners and recognizes revenue based on a sell-through method. Sales to distributors are made under terms allowing certain rights of return on the Company’s products held by the distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The Company determines the amounts to defer based on the level of actual inventory on hand at the distributors as well as inventory in transit to the distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of September 30, 2009 and December 31, 2008 was approximately $15 million and $9.7 million, respectively. The total deferred cost as of September 30, 2009 and December 31, 2008 was approximately $7.7 million and $4.9 million, respectively. In addition, the Company determined the impact of the returns and pricing uncertainties related to the deferred revenue to be negligible over the reported periods.

Common Stock and Common Stock Dividends

In October 2008, the Company’s board of directors authorized the use of $50 million to repurchase the Company’s common stock. During the quarter ended March 31, 2009, the Company purchased 906,390 shares of its common stock for approximately $17.6 million, completing the $50 million repurchase program. Approximately 2.7 million shares were purchased under the program.

In May 2009, the Company’s board of directors authorized the use of $25 million to repurchase the Company’s common stock. During the quarter ended September 30, 2009, the Company purchased 92,768 shares of its common stock for approximately $2.1 million. Approximately $14 million remained under the $25 million authorization as of September 30, 2009.

On October 21, 2008, the Company’s board of directors declared a quarterly cash dividend of $0.025 cents per share to be paid each quarter through the fourth quarter of 2009 to holders of record as of each quarter’s dividend record date. For the third quarter of 2009, this dividend was paid on September 30, 2009 to shareholders of record as of August 31, 2009.

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

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$9,152	$7,637	$14,085	$22,457
Other comprehensive income:
Translation adjustments	(10)	(119)	(60)	(74)

Total comprehensive income	$9,142	$7,518	$14,025	$22,383

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

3. STOCK PLANS AND STOCK-BASED COMPENSATION:

Stock Plans

As of September 30, 2009, the Company had five stock-based employee compensation plans, the “Plans,” which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of September 30, 2009, the maximum number of shares that may be issued under the 2007 Plan was 9,227,086 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program, which was adopted by the board of directors on January 27, 2009, to nonemployee directors will be made primarily under the 2007 Plan. The Directors Equity Compensation Program provides in certain circumstances (depending on the status of the particular director’s holdings of Company stock options) for the automatic grant of nonstatutory stock options to nonemployee directors of the Company on the first trading day of July of each year. Further, each future nonemployee director of the Company would be granted under the 2007 Plan (or, if determined by the compensation committee, under the Directors Plan, as defined below): (a) on the first trading day of the month following commencement of service, an option to purchase the number of shares of common stock equal to: the fraction of a year between the date of the director’s appointment to the board of directors and the next July 1st, multiplied by 8,000, which option shall vest on the next July 1st; and (b) on the first trading day of July following commencement of service, an option to purchase 24,000 shares vesting monthly over the three year period commencing on the grant date. The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.

On July 28, 2009, the 2007 Plan was amended to generally prohibit outstanding options or stock appreciation rights from being canceled in exchange for cash without stockholder approval.

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Plan, whereby the board of directors could grant incentive stock options and nonqualified stock options to key employees, directors and consultants. The exercise price of incentive stock options could not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of nonqualified stock options could not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st , from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. Effective November 2007, the board of directors determined that no further options would be granted under the 1997 Plan, and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan were transferred to the 2007 Equity Incentive Plan. All outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.

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

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan was approved by the Company’s directors; stockholder approval was not required at that time and was not sought. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of September 30, 2009, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

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

Prior to February 1, 2009, each offering period consisted of four consecutive purchase periods of six months duration, or such other number or duration as the Board determined. Beginning February 1, 2009, each offering period consists of one purchase period of six months duration. In accordance with Statement of Financial Accounting Standards (SFAS) 123 (revised), Share-Based Payment (Accounting Standard Codification (“ASC”) 718-20) (“ASC 718-20”), the Company’s change in the Purchase Plan offering period was considered a plan modification, and following the guidance of ASC 718-20, the Company accelerated the stock-based compensation expense for the modified purchase rights. This amount was reflected in the operating expense captions in the Company’s condensed consolidated statement of income at September 30, 2009. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of September 30, 2009, 2,092,518 shares had been purchased and 907,482 shares were reserved for future issuance under the Purchase Plan.

Performance-based Awards

In fiscal 2009, the Company implemented a program that provides for the issuance of performance-based awards representing unvested shares of the Company’s common stock that may be issued under the 2007 Plan.

Under the performance-based awards program, the Company awards a target number of units at the beginning of the performance year. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company’s performance. The performance metrics of this program are annual targets consisting of net revenue and non-GAAP operating earnings.

As the net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair-value recognition provisions of ASC 718-20. The Company has elected to use the modified prospective transition method, as provided by ASC 718-20. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2009 and 2008 includes: 1) compensation in connection with the unvested portion of all stock-based compensation awards that were granted prior to January 1, 2006, and 2) compensation related to all stock option awards granted subsequent to December 31, 2005. The Company is using the accelerated method to amortize stock options granted through December 31, 2005, over the remaining requisite service period of the stock option award, and the straight-line method for all stock options granted after December 31, 2005 over the requisite service period of the award.

As of September 30, 2009, there were approximately $12.6 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 2.9 years. As of September 30, 2009, the total unrecognized compensation cost under the Purchase Plan to purchase the Company’s common stock was approximately $0.4 million. The Company will amortize this cost on a straight-line basis over periods of up to one-third of a year. As of September 30, 2009, the total unrecognized compensation cost related to the performance based share grants was approximately $0.7 million, which the Company will amortize on a straight-line basis over the remainder of the fiscal year 2009.

In the three and nine months ended September 30, 2009, a total of $ 1.4 million (comprised of stock option expense of $2.2 million, Purchase Plan net credit of $0.9 million and net amortized inventory costs of approximately $0.09 million) and $8.0 million (comprised of stock option expense of $6.0. million, Purchase Plan expense of $1.9 million and net amortized inventory cost of approximately $0.1 million), respectively, were recorded as stock compensation expense.

In the three and nine months ended September 30, 2008, a total of $4.0 million (comprised of stock option expense of $3.3 million and Purchase Plan expense of $0.7 million) and $12.1 million (comprised of stock option expense of $9.7 million, Purchase Plan expense of $2.3 million and net amortized inventory costs of $0.1 million), respectively, were recorded as stock compensation expense.

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

Dividends. The dividend yield was calculated by dividing the annual dividend by the average closing stock price of the Company’s common stock from July 1, 2009 through September 30, 2009. The dividend yield is analyzed on a quarterly basis. No dividends were paid in the three- or nine-month periods ended September 30, 2008.

Estimated Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures, and records share-based compensation expense only for those awards that are expected to vest.

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rates	2.47%	3.11%	1.76% - 2.47%	2.75% -3.16%
Expected volatility rates	39%	44%	39% - 48%	42% - 45%
Expected dividend yield	0.34%	—	0.34% - 0.52%	—
Expected term of stock options (years)	5.01	4.97	5.01	4.97
Weighted-average grant date fair value of options granted	$9.61	$13.00	$8.53	$12.55

The fair value of employees’ stock purchase rights under the Company’s employee stock purchase plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rates	0.28%	1.88% - 4.96%	0.28% - 0.39%	1.88% - 4.96%
Expected volatility rates	40%	35% - 46%	40% - 56%	35% - 46%
Expected dividend yield	0.34%	—	0.34%	—
Expected life of purchase right (years)	0.5	1.0	0.5	1.0
Weighted-average estimated fair value of purchase rights	$8.78	$9.59	$6.75	$10.55

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-20 for the three and nine months ended September 30, 2009 and September 30, 2008 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense for stock options and employee stock purchases included in operations:
Cost of revenues	$188	$386	$614	$1,277
Research and development	340	1,396	3,256	4,021
Sales and marketing	173	1,243	1,729	3,886
General and administrative	705	1,023	2,446	2,895

Total stock-based compensation expense	$1,406	$4,048	$8,045	$12,079

A summary of option activity under the Plans as of September 30, 2009, and changes during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	5,981	$21.38
Granted	877	21.28
Exercised	(596)	16.79
Forfeited or expired	(153)	27.24

Outstanding at September 30, 2009	6,109	$21.72	5.30	$72,217

Exercisable at September 30, 2009	4,629	$21.51	4.11	$55,974

Vested and expected to vest at September 30, 2009	5,971	$21.72	5.21	$70,616

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

	September 30, 2009	December 31, 2008
Raw materials	$3,483	$8,116
Work-in-process	7,397	4,645
Finished goods	9,455	15,707

	$20,335	$28,468

5. INTANGIBLE ASSETS:

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, which range from five to twelve years. Amortization for all acquired intangible assets was approximately $0.2 million and $0.5 million in the three and nine months ended September 30, 2009, respectively, and $0.3 million and $0.8 million in the three and nine months ended September 30, 2008, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Value	Gross Carrying Amount	Accumulated Amortization	Net Intangible Value
Patent rights	$1,949	$(1,488)	$461	$1,949	$(1,294)	$655
Technology licenses	3,000	(1,050)	1,950	3,000	(825)	2,175
Developed Technology	1,140	(285)	855	1,140	(163)	977
Other intangibles	37	(33)	4	37	(26)	11

Total intangible assets	$6,126	$(2,856)	$3,270	$6,126	$(2,308)	$3,818

The estimated future amortization expense related to intangible assets at September 30, 2009 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2009 (remaining 3 months)	$171
2010	684
2011	651
2012	463
2013	463
Thereafter	838

Total	$3,270

6. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

Ten customers accounted for approximately 65% and 61% of net revenues for the three months ended September 30, 2009 and 2008, respectively, and 64% and 62% of net revenues for the nine months ended September 30, 2009 and 2008, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to investments that are deemed to be low-risk. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2009 and December 31, 2008, approximately 64% and 68% of accounts receivable, respectively, were concentrated with the Company’s top ten customers.

The following customers represented 10% or more of accounts receivable:

Customer	September 30, 2009	December 31, 2008
A	18%	*
B	11%	*

*	less than 10%

Customers A and B are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s accounts receivable in these periods.

Export Sales

The Company markets its products around the world through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Hong Kong/China	35%	34%	32%	36%
Taiwan	24%	24%	22%	23%
Korea	18%	17%	21%	15%
Western Europe (excluding Germany)	8%	10%	8%	10%
Japan	4%	4%	5%	5%
Germany	3%	3%	3%	4%
Singapore	2%	2%	2%	2%
Other	1%	1%	1%	1%

Total foreign revenue	95%	95%	94%	96%

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States.

Product Sales

Approximately 99% of the Company’s sales in the three and nine months ended September 30, 2009, and 98% of the Company’s sales in the three and nine months ended September 30, 2008 were from its three primary groupings of AC-DC power-conversion products – TOPSwitch, TinySwitch and LinkSwitch. Each of these product groupings addresses a different segment of the AC-DC power-supply market, differentiated primarily by the output wattage of the power supply. The remaining sales came from other product families, principally the Company’s DPA-Switch family of high-voltage DC-DC products.

Revenue mix by product family for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Product Family	2009	2008	2009	2008
TinySwitch	43%	44%	44%	45%
LinkSwitch	32%	28%	31%	27%
TOPSwitch	24%	26%	24%	26%
Other	1%	2%	1%	2%

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings per share:
Net income	$9,152	$7,637	$14,085	$22,457

Weighted average common shares	26,723	30,791	26,857	30,515

Basic earnings per share	$0.34	$0.25	$0.52	$0.74

Diluted earnings per share (1):
Net income	$9,152	$7,637	$14,085	$22,457

Weighted average common shares	26,723	30,791	26,857	30,515
Effect of dilutive securities:
Employee stock plans	1,708	1,791	1,251	2,033

Diluted weighted average common shares	28,431	32,582	28,108	32,548

Diluted earnings per share	$0.32	$0.23	$0.50	$0.69

(1)	Power Integrations includes the shares underlying performance-based awards in the calculation of diluted EPS when they become contingently issuable per SFAS No. 128, “Earning per Share,” (ASC 260-10) and excludes such shares when they are not contingently issuable. The Company has excluded all performance-based awards underlying the fiscal 2009 awards as those shares are not contingently issuable.

Options to purchase 526,032 and 2,946,114 shares of the Company’s common stock outstanding in the three-month periods ended September 30, 2009 and 2008, respectively, and options to purchase 3,014,005 and 2,430,773 shares of the Company’s common stock outstanding in the nine-month periods ended September 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share for the periods then ended because the exercise prices of the options were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been anti-dilutive.

8. PROVISION FOR INCOME TAXES:

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“ASC 740-10”). Under the provisions of ASC 740-10, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company’s effective tax rates for the three months ended September 30, 2009 and 2008 were 19% and 26%, respectively. The Company’s estimated effective tax rates for the nine months ended September 30, 2009 and 2008 were 26% and 22%, respectively. For the three months ended September 30, 2009 and 2008, the Company’s effective tax rate was lower than the statutory rate of 35% due primarily to the beneficial impact of the geographic distribution of the Company’s world-wide earnings. For the nine months ended September 30, 2009, the Company’s effective tax rate was lower than the statutory rate due to the beneficial impact of the geographic distribution of the Company’s world-wide earnings, which was partially offset by recent California budget legislation that resulted in a reduction in the value of our state deferred tax assets by $0.3 million and the establishment of a $0.8 million valuation allowance to reserve against previously recorded net tax benefits from California tax credits. The Company’s effective tax rate was lower than statutory rate for the nine months ended September 30, 2008 due primarily to the beneficial impact of the geographic distribution of the Company’s world-wide earnings along with the additional benefits related to the settlement of certain agreed to issues related to the 2002 and 2003 the Internal Revenue Service (“IRS”) audits.

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

Currently, the Company’s returns are under examination by the IRS for its 2004 – 2006 tax years. There could be a significant change in the Company’s uncertain tax benefits depending on the outcome of the current IRS audits; however, the Company believes that it is not reasonably possible that a settlement will be reached with the IRS within the next 12 months, and therefore is currently unable to estimate the likely outcome.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2009. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

10. COMMITMENTS AND CONTINGENCIES:

From time to time the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. See note 11 below. In accordance with SFAS No. 5 Accounting for Contingencies (“ASC 450-10”), the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

In addition, the Company purchases wafers through purchase orders from the foundries, which do not mandate minimum purchases. All but two of the Company’s wafer agreements are executed in US currency. The two agreements require the wafer purchases to be in Japanese yen; however, the purchase price within these agreements is fixed at a base rate and allows for some sharing of the impact of exchange rate fluctuations from the base rate. The Company accounted for the gain or loss related to the payment of these transactions as part of other income or expense.

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008, and discovery is under way. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other case between the parties pending the entry of final judgment in that case. The Company has challenged the Court’s stay order with respect to products already found to infringe in the other case, and the remainder of the case is proceeding.

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by System General infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and System General did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against System General and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of three of the patents at issue in the original suit that recently emerged from SG-requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and System General from infringing the Company’s patents and an award of damages resulting from the alleged infringement.

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

On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against the Company in the Regional Court Munich I (Germany). This complaint was received by the Company on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of the Company’s products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by the Company even though the distribution agreement did not provide for such payment. In its written pleading the Company has denied such claims. The legal proceeding has been put on hold at the mutual request of the parties, which are currently in the middle of settlement negotiations.

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

12. RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2008, the Financial Accounting Standards Board (“FASB”), issued FASB staff position (“FSP”), 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“ASC 715-20”). ASC 715-20 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. ASC 715-20 is effective for fiscal years ending after December 15, 2009 and will be adopted by the Company in the first quarter of fiscal 2010. The Company does not expect the adoption of ASC 715-20 to have a material effect on its condensed consolidated financial statements.

In fiscal year 2009, the Company adopted the following accounting pronouncements:

In December 2007, the FASB issued SFAS 141R, Business Combinations, (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. ASC 805-10 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805-10 was effective for fiscal years beginning after December 15, 2008, and was adopted by the Company in the first quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 805-10.

In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (“ASC 820-10”). This staff position granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with ASC 820-10. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 820-10. See note 13 to the Company’s condensed consolidated financial statements for the disclosures required by ASC 820-10.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ASC 855-10”). ASC 855-10 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 855-10.

In June 2009, the FASB issued SFAS No.168, “Accounting Standards Codification” (“ASC 105-10”). ASC 105-10 has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Company in the third quarter of fiscal 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 105-10.

13. FAIR VALUE MEASUREMENTS:

ASC 820-10, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company could measure certain financial assets at fair value, including its marketable securities.

The Company entered into an agreement (see Note 14) in the second quarter of 2009 pursuant to which, among other things, it may be obligated to acquire another company if that company meets certain financial performance conditions. At September 30, 2009, the Company determined the carrying value of this potential obligation to be zero. The Company used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. The Company derived the Level 2 inputs principally from corroborated observable market data (i.e. correlation values). The Company will update the fair value quarterly and record any changes to the Company’s consolidated financial statements.

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

The Company’s $10.0 million note to its supplier, XFAB (formerly ZMD), is classified as Level 3 of the fair value hierarchy, as there is no market data for this instrument. The Company recorded the note at its face value of $10.0 million in its September 30, 2009 and December 31, 2008 balance sheets. The estimated fair value of the Company’s note to XFAB was approximately $10.0 million at September 30, 2009 and December 31, 2008. The fair value was estimated using a pricing model incorporating current market rates. The Company intends to hold the note to maturity, which occurs on December 31, 2009.

The fair value hierarchy of the Company’s marketable securities and note to supplier was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper	$100,388	$—	$100,388	$—
Money market funds	27,121	27,121	—	—
U.S. Government debt securities	2,178	—	2,178	—
Corporate Bonds	24,361		24,361
Note to supplier	10,000	—	—	10,000

Total	$164,048	$27,121	$126,927	$10,000

14. ROYALTY AGREEMENT:

During the second fiscal quarter of 2009, the Company entered into a license agreement with a company for the use of its technology in exchange for a prepaid royalty of $5.25 million. The Company will amortize the royalty to cost of revenues based on the Company’s sales of products incorporating the licensed technology. The Company included the full amount of the prepaid royalty in other assets in its September 30, 2009 condensed consolidated balance sheet

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

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits (“ICs”) for use in electronic power supplies, also known as switched-mode power supplies. Our ICs are used principally in AC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial electronics markets. For example, our ICs are commonly used in such end products as mobile-phone chargers, desktop computers, home entertainment equipment, appliances, utility meters and LED light fixtures.

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

While the size of the power-supply market fluctuates with changes in macroeconomic conditions, the market has generally exhibited only a modest growth rate over time, as growth in the unit volumes of power supplies has largely been offset by reductions in the average selling price of components in this market. Moreover, this market has even experienced a decrease in the unit volumes of power supplies during the recent economic downturn. Therefore, the growth rate of our revenues, income and cash flow depends primarily on our penetration of the power supply market, as well as our success in expanding the addressable market by introducing new products that address a wider range of applications. Our growth strategy includes the following elements:

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

•

Expand our addressable market to include “high-power” applications. We believe we have developed new technologies and products that enable us to bring the benefits of highly integrated power supplies to applications requiring more than 50 watts of output. These include such applications as main power supplies for flat-panel TVs, high-efficiency main power supplies for PCs and servers, LED streetlights and power adapters used with notebook computers.

Our business is characterized by short-term orders and short customer lead times, and a high percentage of our revenues typically comes from “turns business,” or orders booked and shipped within the same quarter. Customers typically can cancel or reschedule orders without significant penalty. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. As a result, our quarterly and annual operating results may fluctuate significantly in the future.

Also, our operating results are subject to external factors such as global economic conditions, supply-chain dynamics and other fluctuations, which can cause our operating results to be volatile. For example, like many semiconductor companies, we experienced a sharp decrease in demand for our products beginning in the fourth quarter of 2008 as a result of the global economic downturn. As a result, our net revenues in the fourth quarter of 2008 and the first quarter of 2009 were 19% and 22% lower, respectively, than the corresponding prior-year periods. Since the first quarter of 2009 we have experienced a sharp increase in demand for our products reflecting an improvement in business conditions industry-wide and, we believe, increased penetration of our products into our addressable markets. Although still lower than the corresponding period in 2008, our net revenues for the three months ended June 30, 2009 were 22% higher than net revenues for the prior quarter. Our revenues for the three months ended September 30, 2009 were an additional 22% higher than revenues for the prior quarter, and 12% higher than the corresponding period in the previous year. For the nine months ended September 30, 2009 our net revenues decreased by 6% compared with the nine months ended September 30, 2008.

Because our industry is intensely price-sensitive, our gross profit margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product and customer mix can also cause our gross profit margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross profit margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross profit margin of approximately one percentage point. Also, although our wafer fabrication and assembly operations are outsourced, as are the majority of our test operations, a portion of our production costs are fixed in nature. As such, our unit costs and gross profit margin are impacted by the volume of units we produce.

For the three months ended September 30, 2009, our gross profit was $29.1 million, or 49% of net revenues, compared with $29.2 million or 54% of net revenues, in the three months ended September 30, 2008. For the nine months ended September 30, 2009, our gross profit was $74.3 million or 50% of net revenues, compared with $86.1 million, or 54% of net revenues, in the nine months ended September 30, 2008. The reduction in our gross profit margin was driven primarily by lower fixed-cost absorption due to reduced production volumes, the stronger Japanese yen compared to the U.S. dollar, and increased sales of recently introduced products, which tend to have lower gross profit margin than earlier-generation products. While we cannot predict the future direction of our gross profit margin because many of the factors influencing it are outside of our control, we are working to increase our gross margin through a combination of product-cost reductions and the development of new products and technologies aimed at increasing the value of our ICs to customers.

In response to the economic downturn, we implemented a variety of measures to reduce our operating expenses. These included a modest headcount reduction, curtailment of certain employee benefits, restrictions on hiring, travel and use of outside consultants and contractors, and a number of other steps. We also took steps to reduce future operating expenses related to stock-based compensation; these steps included the repurchase of approximately 2.5 million “underwater” employee stock options via a tender offer executed in December 2008, and a modification of our employee stock purchase plan that shortened the offering period from 24 months to six months. These various steps affected our operating expenses for the nine months ended September 30, 2009, which were decreased by 10% compared with the nine months ended September 30, 2008. We continually evaluate our operating expenses in light of business conditions and our operational needs. While our operating expenses may fluctuate from quarter to quarter, over time our aim is to increase them at a rate lower than that of our net revenues.

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

Revenue recognition

Product revenues consist of sales to OEMs, merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from our facility in California are DAF. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from our facility outside of the United States are EXW, meaning that title to the product transfers to the customer upon shipment from our foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are FOB point of origin meaning that revenue is recognized upon shipment, when the title is passed to the customer.

We apply the provisions of ASC 605-10-25 and all related appropriate guidance. We recognize revenue when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, (4) collectability is reasonably assured. We generally use customer purchase orders to determine the existence of an arrangement. We consider delivery to have occurred when title and risk of loss have transferred to the customer. We consider the price to be fixed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based on the creditworthiness of the customer as determined by credit checks as well as the customer’s payment history.

We make sales to distributors and retail partners and recognize revenue based on a sell-through method. Sales to distributors are made under terms allowing certain rights of return on our products held by the distributors. As a result of these rights, we defers the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to our customers. We determine the amounts to defer based on the level of actual inventory on hand at our distributors as well as inventory in transit to our distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of September 30, 2009 and December 31, 2008 was approximately $15 million and $9.7 million. The total deferred cost as of September 30, 2009 and December 31, 2009 was approximately $7.7 million and $4.9 million.

Stock-based compensation

We adopted SFAS No. 123(R), Share-Based Payment (“ASC 718-20”) effective January 1, 2006. Under the provisions of ASC 718-20, we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. We elected the modified prospective transition method for adopting ASC 718-20, under which the provisions of ASC 718-20 apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in our financial statements in the periods after the date of adoption using the same value determined under the original provisions of ASC 718-20, Accounting for Stock-Based Compensation. For stock option awards granted subsequent to December 31, 2005, we recognize compensation expense on a straight-line basis over the requisite service period. We use estimates in determining the fair value of these awards. Changes in these estimates could result in changes to our compensation charges.

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

Goodwill and intangible assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“ASC 350-10”), we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill.

ASC 350-10 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360-10”). We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We would present assets to be disposed of separately in the balance sheet and would report the assets at the lower of the carrying amount or fair value less costs to sell, and would no longer depreciate the assets and liabilities of a disposed group classified as held for sale. Currently, we have no impairment of long-lived assets nor any assets held for disposal.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Percentage of Total Net Revenues for Three Months Ended September 30,		Percentage of Total Net Revenues for Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.5	45.8	50.4	46.0

Gross profit.	48.5	54.2	49.6	54.0

Operating expenses:
Research and development	11.4	13.1	14.9	14.3
Sales and marketing	9.6	13.1	12.0	14.0
General and administrative	9.1	11.9	11.2	11.3

Total operating expenses	30.1	38.1	38.1	39.6

Income from operations	18.4	16.1	11.5	14.4
Total other income	0.3	3.0	1.2	3.7

Income before provision for income taxes	18.7	19.1	12.7	18.1

Provision for income taxes	3.5	4.9	3.4	4.0

Net income	15.2%	14.2%	9.3%	14.1%

Comparison of the Three Months and Nine Months Ended September 30, 2009 and 2008

Net revenues. Net revenues for the three months ended September 30, 2009 were $60.0 million compared with $53.8 million for the three months ended September 30, 2008, an increase of 12%. The increase was driven by higher revenues from the consumer, communications and industrial end markets, including applications such as appliances, home entertainment equipment, mobile-phone chargers, LED lights and utility meters. We believe the growth in our net revenues reflects increased penetration of our ICs in the AC-DC power supply market and, to a lesser extent, increased demand for consumer appliances and entertainment equipment in China as a result of government subsidies of consumer purchases.

Net revenues for the nine months ended September 30, 2009 were $149.6 million compared with $159.3 million for the comparable period of 2008, a decrease of 6%. The decrease was driven primarily by the global economic downturn, which caused a sharp decline in demand for our products in the fourth quarter of 2008 and first quarter of 2009.

Our net revenue mix by product family and by the end markets for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 were as follows:

	Three Months Ended		Nine Months Ended
Product Family	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
TinySwitch	43%	44%	44%	45%
LinkSwitch	32%	28%	31%	27%
TOPSwitch	24%	26%	24%	26%
Other	1%	2%	1%	2%

	Three Months Ended		Nine Months Ended
End Market	September 30, 2009	September 30, 2008 (1)	September 30, 2009	September 30, 2008 (1)
Consumer	37%	31%	36%	31%
Communications	32%	26%	32%	27%
Computer	14%	21%	15%	21%
Industrial	17%	15%	17%	15%

(1)	Prior to 2008, our revenue mix by end market included a category called “other,” primarily representing revenues from low-volume designs for which the end market was not readily identifiable. Beginning with the first quarter of 2009, we eliminated the “other” category, electing instead to allocate these revenues to the four primary end markets using management’s estimate of the approximate end-market distribution for these revenues. We believe this method provides a more accurate view of our revenue mix by end market. For the sake of comparability with prior periods, we revised our revenue mix data for 2008 to reflect the new format, as shown above. For the three and nine months ended September 30, 2008, approximately 7% and 6% of our total net revenues, respectively, were reclassified from “other” to our four primary end-market categories. Also beginning in the first quarter of 2009, we reclassified revenues related to certain “smart-phone” devices from the computer end market category to the communications category; the revenue mix data provided above for 2008 has also been revised to reflect this reclassification. For both the three and nine months ended September 30, 2008, approximately 5% of our net revenues were reclassified from computer revenues to communications revenues.

International sales, which consist of sales outside of the Americas based on “ship to” customer locations, were 95% of net revenues in both the third quarter of 2009 and the third quarter of 2008. International sales were 94% and 96% of net revenues for the nine months ended September 30, 2009 and 2008, respectively. Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 84% of our net revenues for both the three and nine months ended September 30, 2009 and 82% of our net revenues for both the three and nine months ended September 30, 2008. We expect international sales and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

For the third quarter of 2009, sales to distributors accounted for 65% of net product sales, while sales to direct customers accounted for 35% of net revenues; these percentages were unchanged from the third quarter of 2008. For the nine months ended September 30, 2009, sales to distributors accounted for 66% of net product sales, while direct sales accounted for 34%, compared with 63% and 37%, respectively, for the corresponding period in 2008.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2009	2008	2009	2008
A	15%	18%	15%	16%
B	13%	11%	11%	*

*	less than 10%

Customers A and B are distributors of our products. No other customers accounted for 10% or more of our net revenues in these periods.

Customer demand for our products can change quickly and unexpectedly. Typically, our customers perceive that our products are readily available and order only for their short-term needs. Under such conditions, our revenue levels are highly dependent on the amount of new orders that are received for which product can be delivered by us within the same period. Orders that are booked and shipped within the same period are called “turns business.” Because of the uncertainty of customer demand, and the short lead-time environment and high level of turns business, it is difficult to predict future levels of revenues and income.

Cost of revenues; Gross profit. Gross profit is equal to net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our foundries, assembly, packaging and testing of our products by sub-contractors, and internal labor and overhead costs associated with the testing of wafers and packaged components. The table below compares gross profit for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$60.0	$53.8	$149.6	$159.3
Gross profit	$29.1	$29.2	$74.3	$86.1
Gross profit as a % of net revenue	48.5%	54.2%	49.6%	54.0%

The decline in gross profit as a percentage of revenues for the three- and nine-month periods ended September 30, 2009 compared with the same periods in the prior year was driven by a variety of factors, including: increased sales of recently introduced products, which tend to have lower gross profit margin than earlier-generation products; the stronger Japanese yen compared to the U.S. dollar; lower fixed-cost absorption due to the reduced production volumes; and lower royalty revenues reflecting the expiration of our royalty agreement with Panasonic in June 2009. For the nine-month period ended September 30, 2009, these effects were partially offset by a benefit of $0.7 million recognized from the sale of previously reserved inventory.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses (including stock-based compensation), expensed engineering material and facility costs associated with the development of new processes and new products. We also expense prototype wafers and mask sets related to new products as research and development costs until new products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$60.0	$53.8	$149.6	$159.3
R&D expenses	$6.8	$7.0	$22.3	$22.8
R&D expenses as a % of net revenue	11.4%	13.1%	14.9%	14.3%

R&D expenses were down slightly in the third quarter of 2009 compared with the third quarter of 2008, and also for the nine-month periods, as increased expenses related to product and technology development were offset by lower stock-based compensation expenses. R&D related stock-based compensation expenses were $0.3 million and $3.3 million for the three and nine months ended September 30, 2009, respectively, compared with $1.4 million and $4.0 million for the corresponding periods in 2008. The decreases in stock-based compensation expenses were a result of our repurchase of underwater stock options via a tender offer in December 2008, as well as reduced expenses associated with our employee stock purchase plan.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation), commissions to sales representatives, facilities expenses including expenses associated with our regional sales offices and support offices, and field application engineering costs. The table below compares sales and marketing expenses for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$60.0	$53.8	$149.6	$159.3
Sales and marketing expenses	$5.7	$7.1	$17.9	$22.3
Sales and marketing expenses as a % of net revenue	9.6%	13.1%	12.0%	14.0%

The decrease in sales and marketing expenses for the three months ended September 30, 2009 was driven primarily by lower stock-based compensation expenses resulting primarily from the repurchase of underwater employee stock options via a tender offer in December 2008, as well as reduced expenses associated with our employee stock purchase plan. Stock-based compensation expenses for the third quarter of 2009 were $0.2 million compared with $1.2 million in the third quarter of 2008. The decrease also reflects general expense reduction efforts undertaken in response to the economic downturn.

The decrease in sales and marketing expenses for the nine-month period was also driven primarily by lower stock-based compensation expense ($1.7 million for the nine months ended September 30, 2009 compared with $3.9 million for the corresponding period in 2008). The decrease also reflects general expense-reduction efforts undertaken in response to the economic downturn.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses (including stock-based compensation) for administration, finance, human resources and general management, as well as consulting fees, outside services, legal fees and fees for audit and tax services. The table below compares G&A expenses for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$60.0	$53.8	$149.6	$159.3
G&A expenses	$5.5	$6.4	$16.4	$18.1
G&A expenses as a % of net revenue	9.1%	11.9%	11.2%	11.3%

The decrease in G&A expenses for the three- and nine-month periods of 2009 compared with the corresponding periods in 2008 was primarily the result of lower bad debt expense, reflecting the reserve for a receivable in the third quarter of 2008 in conjunction with our termination of a distribution relationship in December 2007. Lower stock-based compensation also contributed to the decrease in G&A expenses; stock-based compensation expenses were $0.7 million and $2.4 million for the three- and nine-month periods of 2009, respectively, compared with $1.0 million and $2.9 million for the corresponding periods of 2008. These decreases were partially offset by higher expenses related to patent litigation.

Other income, net. Other income, net consists primarily of interest income earned on cash and short-term investments. Other income, net, for the three and nine months ended September 30, 2009 was $0.2 million and $1.8 million, respectively, compared with $1.6 million and $5.2 million for the three and nine months ended September 30, 2008, respectively. The decrease primarily reflects lower interest rates earned on cash and investments, as well as lower average balances of cash and investments resulting primarily from our share-repurchase program

Insurance reimbursement. The insurance reimbursement benefit reported in the nine months ended September 30, 2008 represented reimbursements of our legal fees incurred for defense costs related to the investigation of granting and accounting for employee stock options and the related shareholder lawsuit, which was completed in 2008.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares provision for income taxes for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income before provision for income taxes	$11.2	$10.3	$19.1	$28.8
Provision for income taxes	$2.1	$2.6	$5.0	$6.4
Effective tax rate	18.6%	25.6%	26.3%	22.1%

Our effective tax rate was lower than the statutory rate of 35% for the three and nine months ended September 30, 2009 and 2008 was due primarily to the geographic distribution of our world-wide earnings.

Liquidity and Capital Resources

As of September 30, 2009, we had approximately $153.5 million in cash, cash equivalents and short-term investments (including $0.3 million of restricted cash), a decrease of approximately $20.6 million from December 31, 2008. We had working capital, defined as current assets less current liabilities, of approximately $182.6 million, a decrease of approximately $18.4 million from December 31, 2008.

We generated $35.3 million in cash from operating activities in the nine months ended September 30, 2009. This cash flow was primarily the result of net income in the amount of $14.1 million, which was reduced by non-cash expenses for stock-based compensation and depreciation and amortization, totaling $8.0 million and $7.6 million, respectively. Reductions in inventories, reflecting a steep increase in sales in the third quarter of 2009, were an $8.0 million source of cash. These sources of cash were partially offset by a royalty prepayment of $5.25 million during the second quarter of 2009, pursuant to the license agreement described in Note 14 to our condensed consolidated financial statements. This royalty payment is reflected in changes in prepaid expenses and other assets in our condensed consolidated statements of cash flows. Accounts receivable and accounts payable increased by $7.4 million and $5.5 million, respectively, reflecting the growth in our business since the beginning of the year resulting in a $1.9 million net use of cash.

We generated $32.1 million in cash from operating activities in the nine months ended September 30, 2008. This cash flow was primarily the result of net income in the amount of $22.5 million, which was reduced by non-cash expenses for stock-based compensation and depreciation and amortization, totaling $12.1 million and $7.3 million, respectively. An increase in accounts payable of $3.7 million, due primarily to the timing of payments to our inventory suppliers, also contributed to the increase in cash flows from operating activities. These increases were partially offset by uses of cash including: an increase in inventories of $6.8 million largely as a result of lower-than-expected sales in the third quarter of 2008; a $5.0 million increase in prepaid expense and other current assets related to a prepayment to one of our wafer suppliers to secure production material and prepaid income taxes and an increase in accounts receivable of $4.1 million primarily reflecting seasonally lower sales in December 2007 as compared to September 2008, as well as year-end collections activity in December 2007.

Investing activities were a net use of cash totaling $26.8 million in the nine months ended September 30, 2009. This consisted of net purchases of held-to-maturity investments totaling $19.3 million and purchases of property and equipment of $7.6 million.

Net cash provided by investing activities in the nine months ended September 30, 2008 was $73.5 million. Our investing activities consisted of net maturities of $79.6 million of held-to-maturity investments and the release of restricted cash of $1.1 million, offset by purchases of property and equipment of $7.2 million.

Financing activities were a net use of cash totaling $25.9million for the nine months ended September 30, 2009, consisting primarily of the use of $28.7 million for the repurchase of common stock, $9.0 million for the acquisition of employee stock options and $2.0 million for the payment of dividends to common stockholders. These uses of cash were partially offset by proceeds of $13.7 million from the issuance of common stock through the exercise of stock options and the purchase of shares through our employee stock purchase program.

In October 2008, our board of directors authorized the use of $50.0 million to repurchase our common stock. During the quarter ended March 31, 2009, we purchased 906,390 shares of our common stock for approximately $17.6 million, completing the $50.0 million repurchase program. Approximately 2.7 million shares were purchased under the program.

In May 2009, our board of directors authorized the use of an additional $25 million to repurchase our common stock. As of September 30, 2009 we have used $11.0 million of this amount to purchase 496,468 shares of our common stock.

On October 21, 2008, our board of directors declared a quarterly cash dividend of $0.025 cents per share to be paid each quarter through the fourth quarter of 2009 to holders of record as of each quarter’s dividend record date. For the third quarter of 2009, this dividend was paid on September 30, 2009 to stockholders of record as of August 31, 2009.

Net cash used in financing activities for the nine months ended September 30, 2008 was $5.6 million, consisting primarily of the use of $29.2 million for the repurchase of common stock, partially offset by proceeds of $22.8 million from the issuance of common stock through the exercise of stock options and the purchase of shares through our employee stock purchase program.

Our contractual obligation related to income tax, as of September 30, 2009, consisted primarily of unrecognized tax benefits of approximately $23.2 million, and was classified as deferred tax assets and long-term income taxes payable in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however it is not expected to be due within the next twelve months.

We entered into a security agreement with Union Bank of California, whereby we agreed to maintain $0.3 million, as of September 30, 2009, in an interest-bearing certificate of deposit (“CD”) with the bank in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. The certificate of deposit (CD) earns interest at rates ranging from approximately 0.25% to 1.00% and is renewed every 90 days. The current maturity for the certificate of deposit is January 23, 2010. As of September 30, 2009, there were two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of our letters of credit.

We entered into an agreement in the second quarter of 2009 pursuant to which, among other things, we may be obligated to acquire another company if that company meets certain financial performance conditions. At September 30, 2009, we determined the carrying value of this potential obligation to be zero. We used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. We derived the Level 2 inputs principally from corroborated observable market data (i.e. correlation values). We will update the fair value quarterly and record any changes to our consolidated financial statements.

There were no other material changes outside of the ordinary course of business in the contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

During the first nine months of 2009, a significant portion of our cash flow was generated by our operations. If our operating results were to deteriorate as a result of a decrease in customer demand for our products, severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In fiscal year 2009, we adopted the following accounting pronouncements:

In December 2007, the FASB issued SFAS 141R, Business Combinations, (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. ASC 805-10 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805-10 was effective for fiscal years beginning after December 15, 2008, and was adopted by us in the first quarter of 2009. There was no material impact to our condensed consolidated financial statements as a result of the adoption of ASC 805-10.

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (“ASC 820-10”). This staff position granted a one year deferral for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with ASC 820-10. There was no material impact to our consolidated financial statements as a result of the adoption of ASC 820-10. See note 13 to our condensed consolidated financial statements for the disclosures required by ASC 820-10.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statement. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by us in the second quarter of 2009. There was no material impact to our consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by us in the second quarter of 2009. There was no material impact to our consolidated financial statements as a result of the adoption of ASC 825-10.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ASC 855-10”). ASC 855-10 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by us in the second quarter of 2009. There was no material impact to our consolidated financial statements as a result of the adoption of ASC 855-10.

In June 2009, the FASB issued SFAS No.168, “Accounting Standards Codification” (“ASC 105-10”). ASC 105-10 has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by us in the third quarter of fiscal 2009. There was no material impact to our consolidated financial statements as a result of the adoption of ASC 105-10.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2008 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At September 30, 2009 and December 31, 2008, we primarily held cash equivalents and short-term investments with fixed interest rates and with maturity dates of less than twelve months.

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe and involve contracts with two of our suppliers (Panasonic and OKI). Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts; however, the contract prices to purchase wafers from OKI and Panasonic are denominated in Japanese yen and the agreement allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. One of our other major suppliers, Epson, contracts prices to purchase wafers in U.S. dollars, however, the agreement with Epson also allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen could subject our gross profit and operating results to the potential for material fluctuations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing four of our patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any of our patents and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of us finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, at this stage of the proceedings we cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in our favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and we filed post-trial motions seeking a permanent injunction and increased damages and attorneys fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6,116,720, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying our motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. The District Court thereafter set a schedule for resolving the issue of willful infringement in a short bench trial to begin on June 22, 2009. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion, but the Federal Circuit dismissed Fairchild’s appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness at the end of July. The Court will now consider the issue of willfulness and issue a ruling.

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

On May 23, 2008, we filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered our complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any our patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing us of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against us, also in Delaware, which Fairchild dismissed in favor of adding its claims to our already pending suit against Fairchild. We has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008, and discovery is under way. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and we filed our opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other case between the parties pending the entry of final judgment in that case. We have challenged the Court’s stay order with respect to products already found to infringe in the other case, and the remainder of the case is proceeding.

On June 28, 2004, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company, and its U.S. subsidiary. Our complaint alleged that certain integrated circuits produced by System General infringed and continue to infringe certain of our patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and System General did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, we re-filed our complaint for patent infringement against System General and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of three of the patents at issue in the original suit that recently emerged from SG-requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). We seek, among other things, an order enjoining Fairchild and System General from infringing our patents and an award of damages resulting from the alleged infringement.

In the fiscal year 2009, the IRS completed its audit of our 2002 and 2003 tax returns. We and the IRS were unable to reach an agreement on the adjustment it proposed for those years with respect to our research and development cost-sharing arrangement. We agreed to rollover this disputed issue into the audit of our tax returns for fiscal years 2004 through 2006 which is now in progress, in order to allow the IRS to further evaluate multiple year data related to our research and development cost-sharing arrangement.

On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against us in the Regional Court Munich I (Germany). This complaint was received by us on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of our products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by us even though the distribution agreement did not provide for such payment. In its written pleading we have denied such claims. The legal proceeding has been put on hold at the mutual request of the parties, which are currently in the middle of settlement negotiations.

There can be no assurance that we will prevail in the litigation with Fairchild or Azzurri. This litigation, whether or not determined in our favor or settled, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, we are unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing the technology, any of which could have a material adverse effect on our business, financial condition and operating results.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 64% and 60% of our net revenues for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

If demand for our products declines in our major end markets, our net revenues will decrease. A limited number of applications of our products, such as cellphone chargers, standby power supplies for PCs, and power supplies for home appliances comprise a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been impacted by economic downturns in the past. Any economic slowdown in the end markets that we serve could cause a slowdown in demand for our ICs; for example, the current economic/credit crisis will have such an effect. We believe that the current economic climate is the principal reason why our revenues declined in the nine months of 2009 compared to the nine months of 2008. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.

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

If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenues may decline. We depend on independent foundries to produce wafers, and independent subcontractors to assemble and test finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of the foundries to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compound that has been available from only a couple of suppliers. In December 2006, an alternative molding compound, made by a different supplier was qualified for use on our highest volume package type. These compounds and their specified processing conditions require a more exacting level of process control than normally required for standard IC packages. Unavailability of assembly materials or problems with the assembly process can materially adversely affect yields, timely delivery and cost to manufacture. We may not be able to maintain acceptable yields in the future.

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

Changes in assumptions used for our Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) [ASC 718-20], calculation may increase our stock-based compensation expense. We determine the value of stock options granted using the Black-Scholes model. This model requires that we make certain assumptions, including an estimate of our expected life of stock options. This method assumes all options will be exercised midway between the vesting date and the contractual term of the option. Effective January 1, 2008, we have developed a model which uses historical exercise, cancelled and outstanding option data to calculate the expected life of stock option grants. As a result of our analysis, the expected life based on the historical trends yielded a decrease in the expected life for 2008 (which had the effect of decreasing the estimated fair value of stock options granted during 2008). However, as the company is required to continually analyze the data, option holders’ exercise behavior will have an impact on the outcome of the expected life analysis and, therefore, may result in substantially higher stock-based compensation expenses. These changes in assumptions may have a material adverse effect on our GAAP operating results and could harm our stock price.

If we do not prevail in our litigation against Fairchild Semiconductor and System General, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use certain technologies. We are involved in patent litigation with Fairchild Semiconductor and its wholly-owned subsidiary, System General, and the outcome of this litigation is uncertain. See Part II, Item 1, Legal Proceedings. While Fairchild has been found to infringe four of our patents and those patents have been found valid by a jury and enforceable by the Court, there can be no assurance that we will be successful in obtaining financial damages or injunctive relief against infringing products. Moreover, should we ultimately lose on Fairchild and System General’s counterclaims for patent infringement, or if an injunction is issued against us while an appeal is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed. We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 94% of our net revenues in the nine months ended September 30, 2009 and 96% of our net revenues for the year ended December 31, 2008. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
July 1 to July 31, 2009	92,768	$22.99	92,768	$14.0
August 1 to August 31, 2009	—	—	—	$14.0
September 1 to September 30, 2009	—	—	—	$14.0

Total	92,768		92,768

(1)	On May 14, 2009, we announced that our board of directors had authorized the use of up to $25 million for the repurchase of shares of our common stock. During the three months ended September 30, 2009, we purchased 92,768 shares of our common stock for approximately $2.1 million. There is currently no expiration date for this stock repurchase plan.

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

POWER INTEGRATIONS, INC.

Dated: November 5, 2009	By:	/s/ BILL ROESCHLEIN
Bill Roeschlein
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

10.1	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)

10.2	2007 Equity Incentive Plan, amended as of July 28, 2009. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)

10.3	1997 Outside Directors Stock Option Plan, amended as of July 28, 2009. (As filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)

10.4	1998 Nonstatutory Stock Option Plan, amended as of July 28, 2009. (As filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Form 10-Q, are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing