Form 10-K
period 2009-12-31
POWER INTEGRATIONS INC
filed 2010-02-26
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23441

POWER INTEGRATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5245 Hellyer Avenue, San Jose, California	95138-1002
(Address of principal executive offices)	(Zip code)

(408) 414-9200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Stock Market, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES   ☐    NO  ☒

The aggregate market value of registrant’s voting and non-voting common stock held by non affiliates of registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $532,608,093, based upon the closing sale price of the common stock as reported on The NASDAQ Global Market. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of February 16, 2010: 27,550,137.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2010 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of words such as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services; our ability to compete in those markets based on timeliness, cost and market demand; and our ability to procure on reasonable terms an adequate and timely supply of our products from third party manufacturers. We make these forward looking statements based upon information available on the date of this Form 10-K, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

PART I

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, Hiper, Hiper-PLC and PI Expert are trademarks of Power Integrations, Inc.

Item 1. Business.

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog integrated circuits, commonly referred to as ICs. Our ICs are used in electronic power supplies, also known as switched-mode power supplies or switchers. Power supplies convert electricity from a high-voltage source, such as a wall outlet, to the type of power needed by a given electronic device, such as a mobile phone or a computer. In most cases, this conversion entails, among other functions, converting alternating current to direct current (referred to as AC-DC conversion), reducing the voltage and regulating the output voltage and/or current. Switched-mode power supplies perform these functions using an array of electronic components, often including ICs such as ours.

We believe our patented TOPSwitch ICs, introduced in 1994, were the first highly integrated power-conversion ICs to achieve widespread market acceptance. We have since introduced a number of additional IC product families in order to broaden our addressable market and increase the functionality of our products. Our ICs bring a number of important benefits to the power-supply market compared with less advanced alternatives, including reduced component count and design complexity, smaller board size, higher reliability and reduced time-to-market. Our products also feature our patented EcoSmart energy-efficiency technology, which reduces the amount of electricity wasted by power supplies and helps our customers meet the increasingly stringent efficiency standards that have been adopted or proposed around the world.

We currently offer IC products that can be used in AC-DC power supplies with output wattages ranging from less than one watt up to approximately 500 watts; we also offer products designed for certain high-voltage DC-DC applications such as power-over-Ethernet. Our ICs can be used in virtually any power-supply application within our addressable power range; the vast majority are used in power supplies intended for the communications, consumer, computer and industrial end markets. We have shipped approximately four billion ICs since 1994.

Industry Background

Virtually every electronic device that plugs into a wall socket requires a power supply to convert the high-voltage alternating current provided by electric utilities into the low-voltage direct current required by most electronic devices. A power supply may be located inside a device, such as a DVD player or desktop computer, or it may be outside the device as in the case of a mobile-phone charger or an adapter for a cordless phone.

Until approximately 1970, AC-DC power supplies were generally in the form of line-frequency, or linear, transformers. These devices, consisting primarily of copper wire wound around an iron core, tend to be bulky and heavy, and typically waste a substantial amount of electricity. In the 1970s, the invention of high-voltage discrete semiconductors enabled the development of a new generation of power supplies known as switched-mode power supplies, or switchers. These switchers generally came to be a cost-effective alternative to linear transformers in applications requiring more than about three watts of power; in recent years the use of linear transformers has declined even further as a result of energy-efficiency standards and higher raw-material prices.

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

Our Highly Integrated Solution

Our patented ICs integrate onto a single chip many of the functions otherwise performed by numerous discrete electronic components. Because of this integration, our ICs enable power supplies to have superior features and functionality at a total cost equal to or lower than that of discrete switchers and linear transformers. Our products offer the following key benefits to power supplies:

•	Fewer Components, Reduced Size and Higher Reliability

Our highly integrated ICs, used in combination with our patented power-supply design techniques, enable the design and production of switchers that use up to 70% fewer components than discrete switchers. For example, our ICs provide safety and reliability features and features designed to mitigate electromagnetic interference, while discrete switchers must often include additional components in order to provide these functions. As a result of their lower component count, power supplies utilizing our ICs are typically smaller and more reliable than discrete switchers. Switchers that incorporate our ICs are also lighter and more portable than comparable power supplies built with copper-and-iron linear transformers, which are still used in many low-power applications.

•	Reduced Time-to-Market, Enhanced Manufacturability

Because our ICs eliminate much of the complexity associated with the design of switched-mode power supplies, designs can typically be completed in much less time, resulting in more efficient use of our customers’ design resources and accelerating time-to-market for new designs. The lower component count and reduced complexity enabled by our ICs also makes power supply designs more suitable for high-volume manufacturing compared with discrete switchers. We also provide online design tools, such as our PI Expert design software, that further reduce time-to-market and product development risk.

•	Energy Efficiency

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

Products in our current IC families can address AC-DC power supplies with output wattages ranging from less than one watt up to approximately 500 watts as well as certain high-voltage DC-DC applications. Within each of our product families, the designer can scale up or down in power to address a wide range of designs with minimal design effort.

Energy Efficiency

Linear transformers and many discrete switchers draw significantly more electricity than the amount needed by the devices they power. As a result, billions of dollars worth of electricity is wasted each year, and millions of tons of greenhouse gases are unnecessarily produced by power plants. Energy waste occurs during both normal operation of a device and in standby mode, when the device is performing little or no useful function. For example, computers and printers waste energy while in “sleep” mode. TVs and DVD players that are turned off by remote control consume energy while awaiting a remote control signal to turn them back on. A mobile-phone charger left plugged into a wall outlet continues to draw electricity even when not connected to the phone (a condition known as “no-load”). Many common household appliances, such as microwave ovens, dishwashers and washing machines, also consume power when not in use. One study has estimated that standby power alone amounts to as much as ten percent of residential energy consumption in developed countries.

Lighting is another major source of energy waste. Less than five percent of the energy consumed by traditional incandescent light bulbs is converted to light, while the remainder is wasted as heat. The Alliance to Save Energy has estimated that a conversion to efficient lighting technologies such as compact fluorescent bulbs and light-emitting diodes, or LEDs, could save as much as $18 billion worth of electricity and 158 million tons of carbon dioxide emissions per year in the U.S. alone.

In response to concerns about the environmental impact of carbon emissions, policymakers are taking action to promote energy efficiency. For example, the ENERGY STAR program and the European Union Code of Conduct encourage manufacturers of electronic devices such as home appliances, DVD players, computers, TVs and external power supplies to comply with voluntary energy-efficiency specifications. In 2007, the California Energy Commission, or CEC, implemented mandatory efficiency standards for external power supplies; in 2009 the CEC announced mandatory efficiency standards for televisions, scheduled to take effect in 2011. The CEC standards for external power supplies were implemented nationwide in the U.S. in July 2008 as a result of the Energy Independence and Security Act of 2007 (EISA). Similar standards have been adopted in the European Union, Australia and New Zealand. The EISA also requires substantial improvements in the efficiency of lighting technologies beginning in 2012; these new rules are expected to result in increased adoption of compact fluorescent and LED technologies for general lighting. Plans to phase out incandescent lamps have also been announced in Canada, Australia and Europe.

Our EcoSmart technology, introduced in 1998, dramatically improves the efficiency of electronic devices, reducing waste in both operating and standby modes. We believe that this technology allows manufacturers to meet all current and proposed worldwide energy-efficiency regulations for electronic products. Our ICs can also be utilized in power-conversion circuitry for LED lighting, an emerging application for our technology. We estimate that our technology has saved approximately $4.0 billion worth of standby power worldwide since 1998.

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

We introduced the TinySwitch family of products in September 1998. TinySwitch was the first family of ICs to incorporate our EcoSmart technology. In February 2006, we introduced the third generation of the TinySwitch line, TinySwitch-III. Applications for TinySwitch-III include standby power supplies for desktop PCs, adapters for such devices as cellphones, digital cameras, computer peripherals, and power tools, as well as power supplies for home entertainment equipment, appliances, LED light fixtures and many other applications.

In 2006 and 2007, respectively, we introduced PeakSwitch and TinySwitch-PK, extensions of the TinySwitch family targeted at applications requiring a high peak-to-average power ratio, such as printers and audio amplifiers.

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

*	Hiper

We introduced the Hiper family of products in December 2008. HiperPLC, the first member of the Hiper family, is our first product designed for applications requiring more than 200 watts. HiperPLC integrates a resonant power supply controller and power-factor-correction circuitry on a single chip, which is combined with high-voltage drivers in a single package. Applications for HiperPLC include main power supplies for flat-panel TVs and high-efficiency PCs and servers, as well as LED street lights, and industrial controls. Revenues from the Hiper family were not material in 2009.

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

Revenue mix by product family for the years ended December 31, 2009, 2008 and 2007 was approximately as follows:

	Years Ended December 31,
Product Family	2009	2008	2007
TinySwitch	43%	44%	52%
LinkSwitch	33%	29%	18%
TOPSwitch	23%	25%	28%
Other	1%	2%	2%

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

Revenue by our end market categories for 2009 was approximately 35 percent consumer, 34 percent communications, 17 percent industrial electronics and 14 percent computer.

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors. We have sales offices in California, Georgia and Illinois, as well as offices in the United Kingdom, Germany, Italy, India, China, Japan, Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 36%, 37% and 36% of our net product revenues for 2009, 2008 and 2007, respectively, while sales through distributors accounted for approximately 64%, 63% and 64% for 2009, 2008 and 2007, respectively. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and sales representatives and distributors can discontinue marketing any of our products at any time.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 62%, 60% and 62% of our net revenues for 2009, 2008 and 2007, respectively. In 2009, two distributors, Avnet and ATM Electronic Corporation, accounted for approximately 15% and 10% of our net revenues, respectively. In 2008 and 2007, Avnet accounted for approximately, 16% and 23% of our net revenues, respectively. No other customers accounted for more than 10% of net revenues during these years. In 2009, 2008 and 2007 sales to customers in the United States accounted for approximately 5%, 4% and 4% of our net revenues, respectively. See Note 2, “Summary of Significant Accounting Policies,” in our notes to consolidated financial statements regarding sales to customers located in foreign countries. See our consolidated financial statements regarding total revenues and profit or loss for the last three fiscal years.

We are subject to certain risks stemming from the fact that most of our manufacturing, and most of our customers are located in foreign jurisdictions. Risks related to our foreign operations are set forth in Item 1A of this Annual Report on Form 10-K, and include: potential weaker intellectual property rights under foreign laws; the burden of complying with foreign laws; and foreign-currency exchange risk.

Backlog

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. The semiconductor industry is characterized by short lead-time orders and quick delivery schedules. In light of industry practice and experience, we do not believe that backlog at any given time is a meaningful indicator of our ability to achieve any particular level of revenue or financial performance. However, in recent quarters our lead times to deliver products to customers have extended due to strong demand. As a result, customers have begun placing orders further in advance than has historically been the case, causing our backlog to expand and become a somewhat more meaningful indicator of the level of revenues we may expect to attain in a particular quarter. Nevertheless, because orders in backlog are subject to cancellation or postponement, backlog is not necessarily a reliable indicator of future revenues.

Technology

High-Voltage Transistor Structure and Process Technology—Our company was founded on a patented silicon technology that uses a proprietary high-voltage MOS transistor structure and fabrication process that enables us to integrate high-voltage n-channel transistors and industry-standard CMOS and bipolar control circuitry on the same monolithic IC. Both the IC device structure and the wafer fabrication process contribute to the cost-effectiveness of our high-voltage technology. Subsequent generations of our high-voltage technology, introduced in 2000 and 2004 have enabled us to further reduce the silicon area of our ICs. Our high-voltage ICs are implemented on low-cost silicon wafers using standard 5 V CMOS silicon processing techniques with a relatively large feature size of between 1.5 and 3 microns.

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

Research and Development

Our research and development efforts are focused on improving our high-voltage device structures, wafer fabrication processes, analog circuit designs, system-level architectures and packaging. We seek to introduce new products to expand our addressable markets, further reduce the costs of our products, and improve the cost-effectiveness and functionality of our customers’ power supplies. We have assembled a team of highly skilled engineers to meet our research and development goals. These engineers have expertise in high-voltage device structure and process technology, analog design, power supply system architecture and packaging.

In 2009, 2008 and 2007, we incurred costs of $30.5 million, $36.9 million and $25.2 million, respectively, for research and development, including expenses related to stock-based compensation. Our research and development decreased in 2009, due primarily to decreased stock based compensation expense. Our 2008 research and development expenses included accelerated stock-based compensation expenses associated with the repurchase of employee stock options via a tender offer conducted in December 2008. We expect to continue to invest significant funds in research and development activities.

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. As of December 31, 2009, we held 291 U.S. patents and had received foreign patent protection on these patents resulting in 171 foreign patents. The U.S. patents have expiration dates ranging from 2010 to 2028. We also hold trademarks in the U.S. and various other countries including Taiwan, Korea, Hong Kong, China, Europe and Japan.

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

We granted a perpetual, non-transferable license to Matsushita Electric Industrial Co, Ltd., or Panasonic, to use our semiconductor patents and other intellectual property for our current high-voltage technology under a Technology License Agreement. This license allows Panasonic to manufacture and design products for internal use and for sale or distribution to other Japanese companies and their subsidiaries in Asia. In exchange for its license rights, Panasonic paid royalties on products using the licensed technology through June 2009.

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

Manufacturing

To manufacture our wafers, we contract with three foundries: (1) OKI Electric Industry, or OKI, (2) Seiko Epson Corporation, or Epson and (3) XFAB Dresden GmbH & Co KG, or XFAB, (a wholly owned subsidiary of X-FAB Semiconductor Foundries AG). These contractors manufacture our wafers at foundries located in Japan and Germany. Our products are assembled and packaged by independent subcontractors in China, Malaysia, Thailand and the Philippines. We perform testing predominantly at the facilities of our packaging subcontractors in Asia and to a small extent, at our facility in San Jose, California. Our fabless manufacturing model enables us to focus on our engineering and design strengths, minimize fixed costs on capital expenditures and still have access to high-volume manufacturing capacity. Our products do not require leading-edge process geometries for them to be cost-effective, and thus we can use our foundries’ older, low-cost facilities for wafer manufacturing. However, because of our highly sensitive process, we must interact closely with our foundries to achieve satisfactory yields. We utilize both proprietary and standard IC packages for assembly. Some of the materials used in our packages and aspects of assembly are specific to our products. We require our assembly manufacturers to use high-voltage molding compounds which are more difficult to process than industry standard molding compounds. We will remain heavily involved with our contractors on an active engineering basis to maintain and improve our manufacturing processes.

Our wafer supply agreements with OKI, Epson and XFAB expire in April 2018, December 2010 and December 2012, respectively. Under the terms of the OKI agreement, OKI has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by OKI and us. In addition OKI requires us to supply them with a rolling six-month forecast on a monthly basis. Our agreement with OKI provides for the purchase of wafers in Japanese yen, and allows for mutual sharing of the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the Epson agreement, Epson has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Epson and us. The agreement with Epson also requires us to supply Epson with rolling six-month forecasts on a monthly basis. Our agreement with Epson provides for the purchase of wafers in U.S. dollars, however, we do share the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the XFAB agreement, XFAB has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by XFAB and us. The agreement with XFAB also requires us to supply XFAB with rolling six-month forecasts on a monthly basis. Our purchases of wafers from XFAB are denominated in U.S. dollars.

Although certain aspects of our relationships with OKI, Epson and XFAB are contractual, some important aspects of these relationships are not written in binding contracts and depend on the suppliers’ continued cooperation. We cannot assure that we will continue to work successfully with OKI, Epson or XFAB in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that any of them will not seek an early termination of their wafer supply agreement with us. Our operating results could suffer in the event of a supply disruption with OKI, Epson or XFAB if we were unable to quickly qualify alternative manufacturing sources for existing or new products or if these sources were unable to produce wafers with acceptable manufacturing yields.

We typically receive shipments from our foundries approximately four to six weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers four weeks before the desired ship date to our customers. As a result of these factors and the fact that customers’ orders can be placed with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. We try to carry a substantial amount of wafer and finished goods inventory to help offset these risks and to better serve our markets and meet customer demand.

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

In addition to enabling a lower component count, we also compete on the basis of product functionality such as safety features and energy-efficiency features, ease of design and on the basis of the technical support we provide to our customers. This support includes hands-on design assistance as well as a range of design tools and documentation such as software and reference designs. We also believe that our record of product quality and history of delivering products to our customers on a timely basis serve as additional competitive advantages.

Warranty

We generally warrant that our products will substantially conform to the published specifications for 12 months from the date of shipment. Under the terms of our purchase orders, our liability is limited generally to either a credit equal to the purchase price or replacement of the defective part.

Employees

As of December 31, 2009, we employed 400 full time personnel, consisting of 69 in manufacturing, 114 in research and development, 182 in sales, marketing and applications support, and 35 in finance and administration.

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

Executive Officers of the Registrant

As of February 16, 2010, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	55
Douglas Bailey	Vice President, Marketing	43
Derek Bell	Vice President, Engineering	66
Bruce Renouard	Vice President, Worldwide Sales	49
Bill Roeschlein	Chief Financial Officer and Corporate Secretary	40
John Tomlin	Vice President, Operations	62
Clifford J. Walker	Vice President, Corporate Development	58

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

Bill Roeschlein has served as our vice president, chief financial officer and corporate secretary since June 2008. From September 2006 to June 2008, he served as vice president and chief financial officer of Selectica, Inc., a provider of sales configuration and contract management software solutions. From March 2005 to September 2006, he was vice president of finance and corporate controller of Ultra Clean Holdings, Inc., a contract manufacturer serving the semiconductor capital equipment industry. From 2002 to 2005, Mr. Roeschlein was a financial controller at Asyst Technologies, a fab automation company. Previously, Mr. Roeschlein held financial management and audit positions with Hewlett-Packard and Coopers & Lybrand.

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

Some of the factors that could affect our operating results include the following:

•	the volume and timing of orders received from customers;

•	competitive pressures on selling prices;

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors;

•	we are being audited by the Internal Revenue Service, which is asserting that we owe additional taxes relating to a number of items;

•	the inability to adequately protect or enforce our intellectual property rights;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	expenses we incur related to stock-based compensation may increase if we are required to change our assumptions used in the Black-Scholes model;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigation against Fairchild Semiconductor and others;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention of qualified personnel;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change; and

•	earthquakes, terrorists acts or other disasters.

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 62% of our net revenues for the year ended December 31, 2009. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2010 to 2028. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. We have supply arrangements for the production of wafers with OKI, XFAB and Epson. Our contracts with these suppliers expire in April 2018, December 2012 and December 2010, respectively. Although certain aspects of our relationships with OKI (purchased by Rohm Co. of Japan as of October 1, 2008), XFAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with OKI, XFAB and Epson in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, XFAB or Epson could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

Although we provide our foundries with rolling forecasts of our production requirements, their ability to provide wafers to us is ultimately limited by the available capacity of the wafer foundry. Any reduction in wafer foundry capacity available to us could require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions to meet our customers’ requirements, or may limit our ability to meet demand for our products. Further, to the extent demand for our products exceeds wafer foundry capacity, this could inhibit us from expanding our business, and harm relationships with our customers. Any of these concessions or limitations could harm our business.

If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenues may decline. We depend on independent foundries to produce wafers, and independent subcontractors to assemble and test finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of the foundries to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues and gross margin. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compounds that have been available from only a few suppliers. These compounds and their specified processing conditions require a more exacting level of process control than normally required for standard IC packages. Unavailability of assembly materials or problems with the assembly process can materially adversely affect yields, timely delivery and cost to manufacture. We may not be able to maintain acceptable yields in the future.

In addition, if prices for commodities used in our products increase significantly, raw materials costs would increase for our suppliers which could result in an increase in the prices our suppliers charge us. (Recent increases in the price of gold, which is used in our IC packages, have in fact increased our product costs to some degree.) To the extent we are not able to pass these costs on to our customers; this would have an adverse effect on our gross margins.

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

Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, may impact our gross margin. The contract prices to purchase wafers from OKI are denominated in Japanese yen, and the contract prices to purchase wafers from Epson is denominated in U.S. dollars. The agreements with these vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen could subject our gross profit and operating results to the potential for material fluctuations.

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

Changes in assumptions used for our Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) (ASC 718-20), calculation may increase our stock-based compensation expense. We determine the value of stock options granted using the Black-Scholes model. This model requires that we make certain assumptions, including an estimate of our expected life of stock options. This method assumes all options will be exercised midway between the vesting date and the contractual term of the option. Effective January 1, 2008, we have developed a model which uses historical exercise, cancelled and outstanding option data to calculate the expected life of stock option grants. As a result of our analysis, the expected life based on the historical trends yielded a decrease in the expected life for 2008 (which had the effect of decreasing the estimated fair value of stock options granted during 2008). However, as the company is required to continually analyze the data, option holders’ exercise behavior will have an impact on the outcome of the expected life analysis and, therefore, may result in substantially higher stock-based compensation expenses. These changes in assumptions may have a material adverse effect on our operating results, which are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and could harm our stock price.

If we do not prevail in our litigation against Fairchild Semiconductor and System General, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use certain technologies. We are involved in patent litigation with Fairchild Semiconductor and its wholly-owned subsidiary, System General, and the outcome of this litigation is uncertain. See Part I, Item 3, Legal Proceedings. While Fairchild has been found to infringe four of our patents and those patents have been found valid by a jury and enforceable by the Court, there can be no assurance that we will be successful in obtaining financial damages or injunctive relief against infringing products. Moreover, should we ultimately lose on Fairchild and System General’s counterclaims for patent infringement, or if an injunction is issued against us while an appeal is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed. We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for the year ended December 31, 2009, 96% of our net revenues for the year ended December 31, 2008 and 95% for the year ended December 31, 2007. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California. In addition to our facility in San Jose, we also lease an administrative office in Singapore, a research and development facility in Canada, and sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our company for the foreseeable future.

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

On June 14, 2007, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). Our complaint alleged that certain integrated circuits produced by BCD infringe certain of our patents, seeking, among other things, an order enjoining BCD from infringing on our patents and an award for damages resulting from the alleged infringement. We voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against us on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. On September 9, 2008, the Court denied BCD’s motion to dismiss, and BCD thereafter dismissed its separate declaratory judgment action and answered our complaint on September 19, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any of our patents and that the patents are invalid and unenforceable. The parties held a mediation session with the Court on January 30, 2009 and subsequently entered into a settlement agreement in February 2009. Pursuant to the settlement agreement, the Court entered an order prohibiting BCD from manufacturing or selling the products involved in the lawsuit in the United States or from selling such products for use in end products destined for the U.S. market.

On May 23, 2008, we filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered our complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any our patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing us of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against us, also in Delaware, which Fairchild dismissed in favor of adding its claims to our already pending suit against Fairchild. We has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008, and discovery is under way. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and we filed our opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other case between the parties pending the entry of final judgment in that case. We have challenged the Court’s stay order with respect to products already found to infringe in the other case, and the remainder of the case is proceeding, with trial set for October 2010.

On June 28, 2004, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company, and its U.S. subsidiary. Our complaint alleged that certain integrated circuits produced by System General infringed and continue to infringe certain of our patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On

December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and System General did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, we re-filed our complaint for patent infringement against System General and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of three of the patents at issue in the original suit that recently emerged from SG-requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). We seek, among other things, an order enjoining Fairchild and System General from infringing our patents and an award of damages resulting from the alleged infringement. We have filed a motion seeking to have the suit transferred to Delaware in view of the Delaware Court’s familiarity with the parties and the technology, and Fairchild has filed a motion challenging the sufficiency of our complaint. The Court will address these motions in the coming months.

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

On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against us in the Regional Court Munich I (Germany). This complaint was received by us on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of our products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by us even though the distribution agreement did not provide for such payment. In its written pleading we have denied such claims. The legal proceeding has been put on hold at the mutual request of the parties, and we are currently in the middle of settlement negotiations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “POWI”. The following table shows the high and low closing sales prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated during which our common stock traded on the NASDAQ Global Select Market.

	Price Range
Year Ended December 31, 2009	High	Low
Fourth quarter	$36.95	$30.90
Third quarter	$34.53	$22.44
Second quarter	$24.78	$16.91
First quarter	$21.48	$17.20

Year Ended December 31, 2008	High	Low
Fourth quarter	$24.60	$14.59
Third quarter	$32.87	$21.79
Second quarter	$35.00	$28.44
First quarter	$32.71	$21.40

As of February 16, 2010, there were approximately 61 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

During the fourth quarter of 2008, our Board of Directors declared five quarterly cash dividends in the amount of $0.025 per share to be paid consecutively each quarter beginning in the fourth quarter of 2008. As a result we have paid dividends on a quarterly basis through the end of 2009. In January 2010, our Board of Directors declared four quarterly cash dividends, each in the amount of $0.05 per share to be paid at the end of each quarter in 2010. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

On May 14, 2009, we announced that our board of directors had authorized the use of up to $25 million for the repurchase of shares of our common stock. From May 14, 2009 to September 30, 2009, we purchased 496,468 shares of our common stock for approximately $11.0 million. In the fourth quarter of 2009 no shares were repurchased, and as of December 31, 2009, there was $14.0 million remaining for future repurchases. Currently there is no expiration date for this stock repurchase plan.

Performance Graph (1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2004 through December 31, 2009, for (a) our common stock, (b) The NASDAQ Composite Index and (c) The NASDAQ Electronic Components Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/04	12/05	12/06	12/07	12/08	12/09
Power Integrations, Inc.	100.00	120.37	118.55	174.06	100.65	184.82
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Electronic Components	100.00	107.81	101.44	116.92	59.73	97.30

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2009 and 2008 and the consolidated statements of income data for the years ended December 31, 2009, 2008 and 2007 from our audited consolidated financial statements, and accompanying notes, in this Annual Report on Form 10-K. The consolidated statements of income data for each of the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Income:
Net revenues	$215,701	$201,708	$191,043	$162,403	$143,071
Cost of revenues	107,633	96,678	87,558	73,794	72,979

Gross profit	108,068	105,030	103,485	88,609	70,092

Operating expenses:
Research and development	30,473	36,867	25,176	24,415	17,111
Sales and marketing	25,018	35,898	26,940	25,712	18,314
General and administrative	23,967	27,296	24,249	34,648	15,665
Intangible asset impairment	—	1,958	—	—	—
In-process research and development	—	—	1,370	—	—

Total operating expenses	79,458	102,019	77,735	84,775	51,090

Income from operations	28,610	3,011	25,750	3,834	19,002

Other income:
Other income, net	1,913	6,835	7,960	5,924	3,149
Insurance reimbursement	—	878	841	—	—

Total other income	1,913	7,713	8,801	5,924	3,149

Income before provision for income taxes	30,523	10,724	34,551	9,758	22,151
Provision for income taxes	7,254	8,921	7,927	333	6,453

Net income	$23,269	$1,803	$26,624	$9,425	$15,698

Earnings per share:
Basic	$0.86	$0.06	$0.92	$0.32	$0.53

Diluted	$0.82	$0.06	$0.85	$0.31	$0.51

Shares used in per share calculation:
Basic	26,920	30,099	28,969	29,059	29,568

Diluted	28,297	31,755	31,254	30,819	30,843

Dividend per share	$0.10	$0.025	—	—	—

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$155,541	$173,835	$204,174	$127,443	$126,079
Working capital	$179,959	$200,997	$215,040	$133,627	$132,813
Total assets	$344,567	$313,078	$335,099	$260,859	$236,921
Long-term liabilities, net of current portion	$23,859	$20,426	$17,042	$—	$—
Stockholders’ equity	$284,792	$259,681	$289,490	$220,766	$209,359

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

While the size of the power-supply market fluctuates with changes in macroeconomic conditions, such as the current economic downturn, the market has generally exhibited only a modest growth rate over time, as growth in the unit volumes of power supplies has largely been offset by reductions in the average selling price of components in this market. Therefore, the growth rate of our revenues, income and cash flow depends primarily on our penetration of the power supply market, as well as our success in expanding the addressable market by introducing new products that address a wider range of applications. Our growth strategy includes the following elements:

•

Increase the penetration of our ICs in the “low-power” AC-DC power supply market. The vast majority of our revenues come from power-supply applications requiring 50 watts of output or less. We continue to introduce more advanced products that make our IC-based solutions more attractive in this market. We have also increased the size of our sales and field-engineering staff considerably over the past several years, and we continue to expand our offerings of technical documentation and design-support tools and services in order to help customers use our ICs. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

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

to applications requiring more than 50 watts of output. These include such applications as main power supplies for flat-panel TVs and PCs, as well as power supplies for LED streetlights, game consoles, and notebook computers.

Our quarterly and annual operating results are difficult to predict and subject to significant fluctuations. External factors such as global economic conditions and supply-chain dynamics can cause our operating results to be volatile. For example, like many semiconductor companies, we experienced a sharp decrease in demand for our products beginning in the fourth quarter of 2008 as a result of the global economic downturn, but have experienced a sharp recovery in demand since the first quarter of 2009, reflecting an improvement in business conditions industry-wide as well as increased penetration of our products into our addressable markets. Also, our business is normally characterized by short-term orders and short customer lead times, and a high percentage of our revenues may come from “turns business,” or orders booked and shipped within the same quarter. Customers typically can cancel or reschedule orders without significant penalty. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially.

Our net revenues were $215.7 million, $201.7 million and $191.0 million in 2009, 2008 and 2007, respectively. The growth of revenues in each of these years primarily reflects the increased penetration of our products into our addressable markets. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 62%, 60% and 62% of our net revenues for 2009, 2008 and 2007, respectively. Our top two customers, both distributors of our products, collectively accounted for approximately 25% of our net revenues for 2009. In 2008 and 2007, one customer, a distributor of our products accounted for 16% and 23% of net revenues, respectively. In 2009, 2008 and 2007, international sales comprised 95%, 96% and 95%, respectively, of our net revenues.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately one percentage point. Also, although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As such, our unit costs and gross profit margin are impacted by the volume of units we produce.

Our gross profit, defined as net revenues less cost of revenues, was $108.1 million, or 50% of net revenues, in 2009, compared to $105.0 million, or 52% of net revenues, in 2008 and $103.5 million, or 54% of net revenues, in 2007. The reduction in our gross margin in 2009 was driven by several factors: the weakening of the U.S. dollar compared with the Japanese yen, which increases the cost of our silicon wafers; increased sales of recently introduced products, which tend to have lower gross margin than earlier-generation products; and the expiration of our royalty agreement with Panasonic in mid-2009, which eliminated a small but high-margin revenue stream. While we cannot predict the future direction of our gross margin because many of the factors influencing it are outside of our control, we are working to increase our gross margin through a combination of product-cost reductions and the development of new products and technologies aimed at increasing the value of our ICs to customers.

Total operating expenses in 2009, 2008 and 2007 were $79.5 million, $102.0 million and $77.7 million, respectively. The decrease in operating expenses in 2009 compared with 2008 was driven primarily by reduced stock-based compensation expenses, which totaled $35.0 million in 2008 compared with $11.3 million in 2009. The higher amount in 2008 was the result of a tender offer we conducted at the end of 2008 to repurchase outstanding “out-of-the-money” stock options; the tender offer resulted in the recognition of $19.3 million of stock-based compensation expenses in 2008 that would otherwise have been recognized over the remaining vesting periods of the tendered options of up to four years. In 2008 we also incurred a charge of approximately $2.0 million related to impairment of intangible assets. While our operating expenses may fluctuate from quarter to quarter in the future, over time our aim is to increase them at a rate lower than the growth rate of our revenues.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those listed below. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from our facility in California are “delivered at frontier” (“DAF”). As such, title to the product passes to the customer and revenue is recognized when the shipment reaches the destination country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from our facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from our foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are “free on board” (“FOB”) point of origin meaning that revenue is recognized upon shipment, when the title is passed to the customer.

We apply the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (Accounting Standard Codification (“ASC”) 605-10) (“ASC 605-10”) and all related appropriate guidance. We recognize revenue when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. We generally use customer purchase orders to determine the existence of an arrangement. We consider delivery to have occurred when title and risk of loss have transferred to the customer. We consider the price to be fixed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based on the creditworthiness of the customer as determined by credit checks we perform as well as the customer’s payment history.

We make sales to distributors and retail partners and recognize revenue based on a sell-through method. Sales to distributors are made under terms allowing certain rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to our customers. We determine the amount to defer based on the level of actual inventory on hand at our distributors as well as inventory in transit to our distributors. Fluctuations in deferred income on sales to distributors coincide with an increase or decrease in revenue shipments to our distributors; in addition, deferred income levels are also impacted by the speed at which our distributors sell our products to their end customers. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2009 and December 31, 2008 was approximately $17.6 million and $9.7 million, respectively. The total deferred cost as of December 31, 2009 and December 31, 2008 was approximately $8.6 million and $4.9 million, respectively.

Stock-based compensation

We apply the provisions of SFAS No. 123(R), Share-Based Payment (“ASC 718-20”). Under the provisions of ASC 718-20, we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. We use estimates of volatility, term, risk-free interest rate, dividend yield and forfeitures in determining the fair value of these awards. Changes in these estimates could result in changes to our compensation charges.

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

If we reduce our distribution list prices, we give our distributors protection against these price declines in the form of credits on products they hold in inventory. These credits are referred to as “price protection.” Since we do not recognize revenue until the distributor sells the product to its customers, we generally do not need to provide reserves for price protection. However, in rare instances we must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, we will maintain a reserve for these credits that appears as a reduction to accounts receivable in our consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. We analyze distribution price declines and levels of inventory in the distributor channels in determining the reserve levels required. If our reserves are not adequate, our net revenues could be adversely affected.

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

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“ASC 740”). Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will more likely than not be realized based on available evidence and management’s judgment. We limit the deferred tax assets recognized related to certain of our officers’ compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

On February 20, 2009, California enacted budget legislation that allows certain corporate taxpayers to elect to use a single sales factor to apportion income for taxable years beginning on or after January 1, 2011. This legislation is expected to enable us to significantly reduce our apportionment to California starting in 2011. This change in law resulted in additional tax provision of $0.4 million for the year ended December 31, 2009.

During the quarter ended March 31, 2009, the Company concluded there is a need for a valuation allowance on a portion of its California deferred tax assets primarily due to recent California budget legislation. As of December 31, 2009, the Company also maintained a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Goodwill and intangible asset

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“ASC 350-10”), we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. We evaluated goodwill for impairment in the fourth quarter 2009, and concluded that no impairment existed as of December 31, 2009.

ASC 350-10 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“ASC 360-10”). We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We would present assets to be disposed of separately in the balance sheet or footnote disclosure and would report the assets at the lower of the carrying amount or fair value less costs to sell, and would no longer depreciate the assets and liabilities of a disposed group classified as held for sale.

Results of Operations

The following table sets forth certain operating data in dollars, as a percentage of total net revenues and the increase (decrease) over prior periods for the periods indicated (dollar amounts in thousands).

	Year Ended December 31,
	Amount			Increase (Decrease)		Percent of Net Revenues
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007	2009	2008	2007
Total net revenues	$215,701	$201,708	$191,043	$13,993	$10,665	100.0%	100.0%	100.0%
Cost of revenues	107,633	96,678	87,558	10,955	9,120	49.9	47.9	45.8

Gross profit	108,068	105,030	103,485	3,038	1,545	50.1	52.1	54.2

Operating expenses:
Research and development	30,473	36,867	25,176	(6,394)	11,691	14.1	18.3	13.2
Sales and marketing	25,018	35,898	26,940	(10,880)	8,958	11.6	17.8	14.1
General and administrative	23,967	27,296	24,249	(3,329)	3,047	11.1	13.5	12.7
Intangible asset impairment	—	1,958	—	(1,958)	1,958	—	1.0	—
In-process research and development	—	—	1,370	—	(1,370)	—	—	0.7

Total operating expenses	79,458	102,019	77,735	(22,561)	24,284	36.8	50.6	40.7

Income from operations	28,610	3,011	25,750	25,599	(22,739)	13.3	1.5	13.5
Total other income	1,913	7,713	8,801	(5,800)	(1,088)	0.9	3.8	4.6

Income before provision for income tax	30,523	10,724	34,551	19,799	(23,827)	14.2	5.3	18.1
Provision for income taxes	7,254	8,921	7,927	(1,667)	994	3.4	4.4	4.2

Net income	$23,269	$1,803	$26,624	$21,466	($24,821)	10.8%	0.9%	13.9%

Comparison of Years Ended December 31, 2009 and 2008

Important to understanding our financial results for 2009 and comparing them to our financial results for 2008 is the significant change in stock-based compensation and particularly the impact of our tender offer to purchase employee stock options in 2008. Consequently, we discuss this first before discussing the various line items in our statement of income. Our operating expenses and cost of revenues in 2008 include non-cash, stock-based compensation expenses recognized under ASC 718-20. These non-cash expenses were significantly higher in 2008 as compared to 2009 due primarily to our completion of a tender offer in December 2008, through which we repurchased 2.4 million employee stock options. The tender offer resulted in the recognition of $19.3 million of incremental stock-based compensation expenses in 2008 that would otherwise have been recognized over the remaining vesting periods of the tendered options of up to four years. Total stock-based compensation expense in 2009 was $11.3 million, compared with $35.0 million in 2008, reflecting these accelerated expenses. The table below compares stock-based compensation expenses for 2009 and 2008 (in thousands).

Stock-based compensation expense included in:	Year Ended December 31,
	2009	2008	Change
Cost of revenues	$790	$3,481	$(2,691)
Research & development expense	4,371	11,773	(7,402)
Sales & marketing expense	2,548	11,878	(9,330)
General & administrative expense	3,619	7,832	(4,213)

Total	$11,328	$34,964	$(23,636)

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus license fees and royalties. Net revenues increased 7% in 2009 compared with 2008 as a result of growth in the volume of units sold into the consumer, communications and industrial end markets, including applications such as appliances, home entertainment equipment, mobile-phone chargers, LED lights and utility meters. The increase in net revenue did not fully correspond to the increase in unit volume because the product mix included a larger percentage of recently introduced products, which tend to have a lower average sales price than earlier-generation products. We believe the growth in our net revenues reflects increased penetration of our ICs in the AC-DC power supply market and, to a lesser extent, increased demand for consumer appliances and entertainment equipment in China as a result of government subsidies of consumer purchases.

Our net revenue mix by product family and by the end markets served in 2009 and 2008 were as follows:

Product Family	Year Ended December 31,
	2009	2008
TinySwitch	43%	44%
LinkSwitch	33%	29%
TOPSwitch	23%	25%
Other	1%	2%

End Market	Year Ended December 31,
	2009(1)	2008(1)
Consumer	35%	33%
Communications	34%	34%
Industrial electronics	17%	17%
Computer	14%	16%

(1)	Prior to 2009, our revenue mix by end market included a category called “other,” primarily representing revenues from low-volume designs for which the end market was not readily identifiable. Beginning in 2009, we eliminated the “other” category, electing instead to allocate these revenues to the four primary end markets using management’s estimate of the approximate end-market distribution for these revenues. We believe this method provides a more accurate view of our revenue mix by end market. For the sake of comparability with the prior period, we revised our revenue mix data for 2008 to reflect the new format, as shown above. For the year ended December 31, 2008, approximately 6% of our total net revenues were reclassified from “other” to our four primary end-market categories. Also, beginning in 2009, we reclassified revenues related to certain “smart-phone” devices from the computer end market category to the communications category; the revenue mix data provided above for 2008 has also been revised to reflect this reclassification. For the twelve months ended December 31, 2008, approximately 5% of our net revenues were reclassified from computer revenues to communications revenues.

Sales to customers outside of the Americas were $204.9 million in 2009 compared to $192.7 million in 2008, representing approximately 95% and 96% of net revenues, respectively. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region were 84% and 81% of our net revenues for 2009 and 2008, respectively. We expect international sales to continue to account for a large portion of our net revenues.

Distributors accounted for 64% of our net product sales for the twelve months ended December 31, 2009, while 36% of revenues were from direct sales to end customers. These percentages did not change significantly compared with 2008. In 2009, two distributors, Avnet and ATM Electronic Corporation, accounted for approximately 15% and 10% of our net revenues, respectively. In 2008, Avnet accounted for approximately 16% of our net revenues. No other customers accounted 10% or more of net revenues during these years.

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

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit for the twelve months ended December 31, 2009 and 2008 (dollars in millions):

	Year Ended December 31,
	2009	2008
Net revenues	$215.7	$201.7
Gross profit	$108.1	$105.0
Gross margin	50.1%	52.1%

The decrease in our gross margin in 2009 compared to 2008 was driven by a variety of factors, including: increased sales of recently introduced products, which tend to have a lower gross margin than earlier-generation products; the stronger Japanese yen compared to the U.S. dollar; and lower royalty revenues reflecting the expiration of our royalty agreement with Panasonic in June 2009. These effects were partially offset by a benefit of $0.7 million recognized from the sale of previously reserved inventory, and lower stock based compensation expense in 2009 compared to 2008. Stock based compensation expense was $0.8 million in 2009 compared to $3.5 million in 2008.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the twelve months ended December 31, 2009 and 2008 (dollars in millions):

	Year Ended December 31,
	2009	2008
Net revenues	$215.7	$201.7
R&D expenses	$30.5	$36.9
R&D expenses as a % of net revenue	14.1%	18.3%

R&D expenses were down 17% in 2009 compared with 2008, due primarily to a decline in stock-based compensation expenses, which was partially offset by increased product and technology development expenses. R&D related stock-based compensation expenses were $4.4 million for the year ended December 31, 2009 compared to $11.8 million for the year ended December 31, 2008. The reduction in stock-based compensation expenses was primarily the result of the tender offer conducted in 2008 to repurchase employee stock options, as well as reduced expenses associated with our employee stock purchase plan.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the twelve months ended December 31, 2009 and 2008 (dollars in millions):

	Year Ended December 31,
	2009	2008
Net revenues	$215.7	$201.7
Sales and marketing expenses	$25.0	$35.9
Sales and marketing expenses as a % of net revenue	11.6%	17.8%

The 30% decrease in sales and marketing expenses in 2009 compared with 2008 was driven primarily by lower stock-based compensation expenses reflecting the impact of the 2008 tender offer, as well as reduced expenses associated with our employee stock purchase plan. Stock-based compensation expenses for the year ended December 31, 2009 were $2.5 million compared with $11.9 million in 2008. The decrease also reflects general expense reduction efforts undertaken in response to the economic downturn.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the twelve months ended December 31, 2009 and 2008 (dollars in millions):

	Year Ended December 31,
	2009	2008
Net revenues	$215.7	$201.7
G&A expenses	$24.0	$27.3
G&A expenses as a % of net revenue	11.1%	13.5%

The 12% decrease in G&A expenses for the year ended December 31, 2009 compared with the same period in 2008 was primarily the result of lower stock-based compensation expenses reflecting the impact of the 2008 tender offer, as well as reduced expenses associated with our employee stock purchase plan. Stock-based compensation expenses were $3.6 million in 2009 compared to $7.8 million in 2008. The decrease was partially offset by higher legal expenses related to patent litigation; patent-litigation expenses totaled $5.6 million in 2009 compared with $3.4 million in 2008.

Impairment of intangibles. In the fourth quarter of 2008 we concluded that intangible assets related to a certain patent, licensed technology and customer relationships were no longer useful in our manufacturing and sales processes and were therefore impaired. As a result, we recognized a non-cash charge of $2.0 million in the quarter ended December 31, 2008.

Total other income. Total other income consists primarily of interest income earned on cash and investments. Other income, net totaled $1.9 million in 2009 compared with $7.7 million in 2008. The decrease was due partially to lower interest income on our cash and investments, reflecting lower interest rates available during the year. The decrease in 2009 was also due to an insurance reimbursement of $0.9 million received in 2008 for legal fees related to litigation filed against us and certain of our directors and officers, in connection with an investigation relating to historical stock option grants. Because the settlement is final, we do not expect any future insurance reimbursement.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares the provision for income taxes for the twelve months ended December 31, 2009 and 2008 (dollars in millions):

	Year Ended December 31,
	2009	2008
Income before provision for income taxes	$30.5	$10.7
Provision for income taxes	$7.2	$8.9
Effective tax rate	23.8%	83.2%

Our effective tax rate was lower than the statutory rate of 35% for the twelve months ended December 31, 2009 due primarily to the geographic distribution of our world-wide earnings, partially offset by the establishment of a partial valuation allowance on our California deferred tax assets. Our effective tax rate in 2008 was higher than the statutory rate of 35% primarily due to an increase in the relative amount of non-deductible stock-based compensation charges, as well as lower profitability in our foreign jurisdictions with tax rates lower than the U.S. rate. These factors were partially offset by an increase in federal and state research and development tax credits in 2008.

Comparison of Years Ended December 31, 2008 and 2007

Our operating expenses and cost of revenues include non-cash stock-based compensation expenses recognized under ASC 718-20. In 2008 these non-cash expenses increased significantly compared to 2007 due primarily to the above-mentioned tender offer. The tender offer resulted in the recognition of $19.3 million of stock-based compensation expenses in 2008 that would otherwise have been recognized over the remaining vesting periods of the tendered options of up to 4 years. Including these accelerated expenses, total stock-based compensation expenses in 2008 were $35.0 million, compared with $13.3 million in 2007. The table below compares stock-based compensation expenses for 2008 and 2007 (dollars in thousands).

Stock-based compensation expense included in:	Year Ended December 31,
	2008	2007	Change
Cost of revenues	$3,481	$1,268	$2,213
Research & development expense	11,773	3,829	7,944
Sales & marketing expense	11,878	4,620	7,258
General & administrative expense	7,832	3,548	4,284

Total	$34,964	$13,265	$21,699

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

Our net revenue mix by product family and by the end markets served in 2008 and 2007 are as follows:

	Year Ended December 31,
Product Family	2008	2007
TinySwitch	44%	52%
TOPSwitch	25%	28%
LinkSwitch	29%	18%
DPA-Switch	2%	2%

	Year Ended December 31,
End Market	2008(1)	2007(1)
Consumer	33%	33%
Communications	34%	33%
Computer	16%	17%
Industrial electronics	17%	17%

(1)

Prior to 2009, our revenue mix by end market included a category called “other,” primarily representing revenues from low-volume designs for which the end market was not readily identifiable. Beginning in 2009, we eliminated the “other” category, electing instead to allocate these revenues to the four primary end markets using management’s estimate of the approximate end-market distribution for these revenues. We believe this method provides a more accurate view of our revenue mix by end market. For the sake of comparability with the prior periods, we revised our revenue mix data for 2008 and 2007 to reflect the new format, as shown above. For the years ended December 31, 2008 and 2007, approximately 6% and 7% of our total net revenues were reclassified from “other” to our four primary end-market categories. Also, beginning in 2009, we reclassified revenues related to certain “smart-phone” devices from the computer end market category to the communications category; the revenue mix data provided above for 2008 and 2007 has also been revised to reflect this reclassification. For the twelve months ended December 31, 2008 and 2007, approximately 5% and 4% of our net revenues, respectively, were reclassified from computer revenues to communications revenues.

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

Gross profit. Gross profit is net revenues less cost of revenues. Gross margin is gross profit divided by net revenues. The table below compares gross profit for the twelve months ended December 31, 2008 and 2007 (dollars in millions):

	Year Ended December 31,
	2008	2007
Net revenues	$201.7	$191.0
Gross profit	$105.0	$103.5
Gross profit as a % of net revenue	52.1%	54.2%

The decrease in our gross margin in 2008 compared to 2007 was due primarily to the increase in stock-based compensation expense of $2.2 million associated with the tender offer explained above, which significantly reduced our gross margin in the fourth quarter of 2008. Also impacting our gross margin in the fourth quarter of 2008 was an increase to our inventory reserve of approximately $0.9 million.

Research and development expenses. The table below compares R&D expenses for the twelve months ended December 31, 2008 and 2007 (dollars in millions):

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

Sales and marketing expenses. The table below compares sales and marketing expenses for the twelve months ended December 31, 2008 and 2007 (dollars in millions):

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

General and administrative expenses. The table below compares G&A expenses for the twelve months ended December 31, 2008 and 2007 (dollars in millions):

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

Impairment of intangibles. In the quarter ended December 31, 2008, we recognized a non-cash charge of $2.0 million reflecting the impairment of certain intangible assets. As a result of our ongoing monitoring of asset impairment we performed an analysis of intangible assets in the fourth quarter of 2008, and concluded we had an impairment of intangible assets related to a certain patent, licensed technology and customer relationships. We determined that these intangible assets were no longer useful in our manufacturing and sales processes and they were written off completely. There was no such impairment in the year ended December 31, 2007.

Total other income. Other income, net totaled $7.7 million in 2008 compared with $8.8 million in 2007. The decrease was due partially to a decrease in interest income on our cash and investment balances, reflecting generally lower interest rates available during the year on cash and short-term investments, and a reduction in our overall cash and short-term investment balances as a result of our stock buyback plan.

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

Liquidity and Capital Resources

We had approximately $195.9 million in cash, cash equivalents, short-term and long-term investments at December 31, 2009 compared to $175.1 million at December 31, 2008 (including $0.3 million of restricted cash in 2009 and 2008), and $205.5 million at December 31, 2007 (including $1.3 million of restricted cash in 2007). We entered into a security agreement with the Union Bank of California, whereby we agreed to maintain $0.3 million in an interest-bearing certificate of deposit (CD) with the bank. The purpose of this agreement was to secure commercial letters of credit and standby letters of credit up to the deposit amount. As of December 31, 2009, our CD was for $0.3 million, per our agreement with the bank. This agreement remains in effect until cancellation of our letters of credit. As of December 31, 2009, we had two letters of credit outstanding totaling $0.2 million.

As of December 31, 2009, 2008 and 2007 we had working capital, defined as current assets less current liabilities, of approximately $180.0 million, $201.0 million and $215.0 million, respectively.

Our operating activities generated cash of $45.0 million, $36.2 million and $62.6 million in the years ended December 31, 2009, 2008 and 2007, respectively. In each of these years, cash was primarily generated from operating activities in the ordinary course of business.

Cash provided by operating activities totaled $45.0 million in the year ended December 31, 2009. Our net income accounted for $23.3 million of this amount. We recognized $11.3 million and $10.3 million in non-cash expenses related to stock-based compensation and depreciation and amortization expenses, respectively. Changes in operating assets and liabilities resulted in a $1.8 million net use of cash. This included a $10.1 million increase in prepaid expenses and other assets, reflecting a prepaid royalty of $5.3 million (see Note 14), our investment in a third party of $1.2 million, and prepaid legal expenses of $4.0 million, partially offset by other net activity of $0.4 million. Another significant use of cash was an increase in accounts receivable of $8.7 million, reflecting an increase in revenue in December 2009 versus the same period in 2008. Factors increasing our cash provided by operating activities included an increase in accounts payable of $6.8 million, reflecting the timing of payments to our suppliers, an increase in deferred income on sales to distributors of $4.2 million, reflecting increased shipments to our distributors in December 2009 versus December 2008, and an increase in taxes payable and other accrued liabilities of $3.8 million, primarily reflecting increased accrued income taxes.

Cash provided by operating activities totaled $36.2 million in the year ended December 31, 2008. Our net income accounted for $1.8 million of this amount. We recognized $35.0 million and $9.8 million in non-cash expenses related to stock-based compensation and depreciation and amortization expenses, respectively. Significant uses of cash in our 2008 operating activities as a result of changes in operating assets and liabilities included $8.9 million for increased inventories, reflecting lower-than-expected sales of our products in the second half of the year.

Cash provided by operating activities totaled $62.6 million in the year ended December 31, 2007. Our net income accounted for $26.6 million of this amount. We recognized $13.7 million in stock-based compensation and related expenses, which reduced our net income significantly but was not a use of cash. We also recognized $8.2 million in depreciation and amortization expenses, which were also non-cash expenses. In addition we recognized a tax benefit of $3.5 million associated with employee stock plans. Changes in operating assets and liabilities in 2007 included a decrease in inventories of $8.6 million reflecting the streamlining of our supply chain. Other factors increasing our cash provided by operating activities included increased taxes payable and other accrued liabilities of $3.1 million, due primarily to increased taxes recorded on higher income and the impact of adopting FIN 48 in 2007. In addition, accounts payable increased $2.5 million, due primarily to purchases of test equipment and raw materials for the production of our products. These increases were partially off-set by an increase in accounts receivable of $3.7 million, primarily reflecting growth in our net revenues.

Our investing activities for the year ended December 31, 2009 consisted of a net $58.0 million use of cash. This use of cash reflected net investment purchases of $53.6 million and purchases of property and equipment of $14.4 million, partially offset by the $10.0 million maturity of our note to our supplier, and the related collection of that note in 2009. We do not believe the current market instability will have a significant impact on our investment portfolio. As of December 31, 2009, we did not hold asset-backed or mortgage-backed securities.

Our investing activities for the year ended December 31, 2008 generated cash of $71.2 million. This was primarily the result of $79.2 million in net proceeds from held-to-maturity investments. We elected not to reinvest these proceeds in order to utilize this cash in our stock-repurchase program, as described below. We used $9.1 million in cash for purchases of property and equipment.

Our investing activities for the year ended December 31, 2007 resulted in a $95 million use of cash. This use of cash included net purchases totaling $78.6 million of securities held to maturity, property and equipment purchases of $11.0 million, and the acquisition of Potentia Semiconductor Corporation for $5.5 million, including closing costs. Refer to Note 10 “Business Combinations” in our notes to consolidated financial statements for details on our acquisition.

Our financing activities in 2009 resulted in a net $19.5 million use of cash. The use of cash consisted primarily of the repurchase of approximately 1.4 million shares of our common stock for $28.7 million, the cash payment of $9.0 million to our employees in relation to our tender offer in December 2008, and the $2.7 million payment of dividends to shareholders in 2009. This use of cash was partially offset by $20.3 million in proceeds as a result of exercises of employee stock options and from the issuance of stock through our employee stock purchase plan.

In October 2008, the board authorized the use of $50 million for the repurchase of our common stock. Of this total we utilized $17.7 million during 2009 to repurchase 0.9 million shares, concluding this repurchase program. On May 14, 2009, we announced that our board of directors had authorized the use of up to an additional $25 million for the repurchase of shares of our common stock. From May 14, 2009 to September 30, 2009, we purchased 496,468 shares of our common stock for approximately $11.0 million. In the fourth quarter of 2009 no shares were repurchased, and as of December 31, 2009, there was $14.0 million remaining for future repurchases. Currently there is no expiration date for this stock repurchase plan.

On October 21, 2008, our board of directors declared five quarterly cash dividends of $0.025 cents per share, to be paid to holders of record beginning in December 2008. The four quarterly payments in 2009 were to holders of record as of February 27, 2009, May 29, 2009, August 31, 2009 and November 30, 2009. In the twelve months ended December 31, 2009, these quarterly payments resulted in a $2.7 million use of cash.

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

In January 2010, our Board of Directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid at the end of each quarter in 2010. We expect these dividends will result in a quarterly use of cash in 2010 of approximately $1.4 million.

During 2009, a significant portion of our positive cash flow was generated by our operations. If our operating results deteriorate in future periods, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2009, we had the following contractual obligations and commitments (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Purchase obligations	$24,579	$24,579	$—	$—	$—
Operating lease obligations	1,272	739	366	83	84

Total	$25,851	$25,318	$366	$83	$84

Our contractual obligation related to income tax, as of December 31, 2009, consisted primarily of unrecognized tax benefits of approximately $27.6 million, and was classified as long-term income taxes payable and a portion was recorded in deferred tax assets in our consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At December 31, 2009 and 2008 we held primarily cash equivalents and short-term and long-term investments with fixed interest rates.

The table below presents the carrying value and related weighted-average interest rates for our investment portfolio at December 31, 2009 and 2008. Carrying value approximates fair market value at December 31, 2009 and 2008 (in thousands, except weighted-average interest rates).

	December 31, 2009		December 31, 2008
	Carrying Value	Weighted - Average Interest Rate	Carrying Value	Weighted - Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Commercial paper	$40,772	0.60%	$121,123	5.57%

U.S. government securities	2,008	0.28%	1,001	2.55%

Total	$42,780	0.59%	$122,124	5.54%

Investment Securities Classified as Short-term Investments:
Commercial paper	$2,848	0.31%	$—	—
U.S. government securities	15,059	0.35%	5,842	3.01%
U.S. corporate securities	2,660	1.51%	521	2.42%

Total	$20,567	0.49%	$6,363	2.96%

Investment Securities Classified as Long-term Investments:
U.S. Corporate securities	$34,866	2.67%	$503	2.25%
U.S. government securities	5,234	0.95%	508	2.51%

Total	$40,100	2.44%	$1,011	2.38%

Total investment securities	$103,447	1.26%	$129,498	5.39%

As of December 31, 2009, our overall investment portfolio declined compared to the same period in 2008. We invested a larger portion of cash in money market funds (classified as cash) in 2009 compared to the same period in 2008. We moved our short term investments to money market funds in 2009, as more favorable interest rates were available. Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, most of our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2009 and 2008, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis.

In the event that the carrying value of our investments exceeds its fair value, and we determine the decline in value to be other than temporary, we will reduce the carrying value to its current fair value. As of December 31, 2009 none of our investments were impaired.

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe and involve a contract with one of our suppliers (OKI). Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts; however, the contract prices to purchase wafers from OKI are denominated in Japanese yen and the agreement allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. The purchase price is fixed at a base rate and allows for some sharing of the impact of exchange rate fluctuations from the base rate.

One of our other major suppliers, Epson, contracts prices to purchase wafers in U.S. dollars however, the agreement with Epson also allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and Epson agree to a fixed exchange rate. The fluctuation from this annual exchange rate is shared equally between both parties. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen could subject our gross profit and operating results to the potential for material fluctuations.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth at the pages indicated at Item 15(a), and the supplementary data required by this item is included in Note 16 of the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) were effective as of the end of the period covered by this report.

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

Management conducted an assessment of Power Integrations’ internal control over financial reporting as of December 31, 2009 based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

The effectiveness of Power Integrations’ internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Power Integrations, Inc.

San Jose, California

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 26, 2010

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2009, or the Proxy Statement, and is incorporated herein by reference:

•

Information regarding our directors and any persons nominated to become a director, as well as with respect to certain other required board matters, is set forth under Proposal 1 entitled “Election of Directors.”

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

Information regarding director independence is set forth under the caption “Proposal 1—Election of Directors” in the Proxy Statement, which information is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Power Integrations, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 26, 2010

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$134,974	$167,472
Restricted cash	250	250
Short-term investments	20,567	6,363
Accounts receivable, net of allowances of $302 and $427 in 2009 and 2008, respectively	21,756	13,042
Inventories	26,248	28,468
Note receivable	—	10,000
Deferred tax assets	1,389	1,274
Prepaid expenses and other current assets	10,691	7,099

Total current assets	215,875	233,968

INVESTMENTS	40,100	1,011
PROPERTY AND EQUIPMENT, net	62,381	56,911
INTANGIBLE ASSETS, net	3,099	3,818
GOODWILL	1,824	1,824
DEFERRED TAX ASSETS	14,590	15,362
OTHER ASSETS	6,698	184

Total assets	$344,567	$313,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,944	$9,319
Accrued payroll and related expenses	6,145	15,947
Taxes payable	478	588
Deferred income on sales to distributors	9,040	4,798
Accrued professional and other fees	3,018	1,857
Other accrued liabilities	291	462

Total current liabilities	35,916	32,971

LONG-TERM INCOME TAXES PAYABLE	23,859	20,426

Total liabilities	59,775	53,397

COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value
Authorized—3,000,000 shares
Outstanding—None	—	—
Common stock, $0.001 par value
Authorized—140,000,000 shares
Outstanding—27,277,927 and 27,529,991 shares in 2009 and 2008, respectively	27	28
Additional paid-in capital	150,021	145,544
Accumulated translation adjustment	4	(57)
Retained earnings	134,740	114,166

Total stockholders’ equity	284,792	259,681

Total liabilities and stockholders’ equity	$344,567	$313,078

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
NET REVENUES	$215,701	$201,708	$191,043
COST OF REVENUES	107,633	96,678	87,558

GROSS PROFIT	108,068	105,030	103,485

OPERATING EXPENSES:
Research and development	30,473	36,867	25,176
Sales and marketing	25,018	35,898	26,940
General and administrative	23,967	27,296	24,249
Intangible asset impairment	—	1,958	—
In-process research and development	—	—	1,370

Total operating expenses	79,458	102,019	77,735

INCOME FROM OPERATIONS	28,610	3,011	25,750

OTHER INCOME (EXPENSE):
Interest income	2,175	7,608	8,513
Interest expense	(3)	(9)	—
Insurance reimbursement	—	878	841
Other, net	(259)	(764)	(553)

Total other income	1,913	7,713	8,801

INCOME BEFORE PROVISION FOR INCOME TAXES	30,523	10,724	34,551
PROVISION FOR INCOME TAXES	7,254	8,921	7,927

NET INCOME	$23,269	$1,803	$26,624

EARNINGS PER SHARE:
Basic	$0.86	$0.06	$0.92

Diluted	$0.82	$0.06	$0.85

SHARES USED IN PER SHARE CALCULATION:
Basic	26,920	30,099	28,969

Diluted	28,297	31,755	31,254

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Translation Adjustment	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2007	28,658	$29	$135,307	$4	$85,426	$220,766
Cumulative effect of adoption of FIN No. 48	—	—	—	—	1,043	1,043
Issuance of common stock under employee stock option plan	1,412	1	24,607	—	—	24,608
Income tax benefits from employee stock option exercises	—	—	3,354	—	—	3,354
Stock-based compensation expense related to employee stock options	—	—	12,180	—	—	12,180
Stock-based compensation expense related to employee stock purchases	—	—	1,083	—	—	1,083
Impact of 409A cure employee bonus, net of taxes	—	—	(249)	—	—	(249)
Translation adjustment	—	—	—	81	—	81
Net income	—	—	—	—	26,624	26,624

BALANCE AT DECEMBER 31, 2007	30,070	30	176,282	85	113,093	289,490
Issuance of common stock under employee stock option plan	1,157	1	20,611	—	—	20,612
Repurchase of common stock	(3,962)	(4)	(82,354)	—	—	(82,358)
Accrued payments to employees for tender offer (Note 6)	—	—	(9,048)	—	—	(9,048)
Issuance of common stock under employee stock purchase plan	265	1	3,267	—	—	3,268
Income tax benefits from employee stock option exercises	—	—	2,211	—	—	2,211
Stock-based compensation expense related to employee stock options	—	—	32,091	—	—	32,091
Stock-based compensation expense related to employee stock purchases	—	—	2,730	—	—	2,730
Payment of dividends to stockholders	—	—	—	—	(730)	(730)
Section 162(m) adjustment for IRS settlement	—	—	(246)	—	—	(246)
Translation adjustment	—	—	—	(142)	—	(142)
Net income	—	—	—	—	1,803	1,803

BALANCE AT DECEMBER 31, 2008	27,530	28	145,544	(57)	114,166	259,681
Issuance of common stock under employee stock option plan	933	—	16,723	—	—	16,723
Repurchase of common stock	(1,403)	(1)	(28,673)	—	—	(28,674)
Issuance of common stock under employee stock purchase plan	218	—	3,630	—	—	3,630
Income tax benefits from employee stock option exercises	—	—	1,551	—	—	1,551
Stock-based compensation expense related to employee stock options and awards	—	—	9,148	—	—	9,148
Stock-based compensation expense related to employee stock purchases	—	—	2,098	—	—	2,098
Payment of dividends to stockholders	—	—	—	—	(2,695)	(2,695)
Translation adjustment	—	—	—	61	—	61
Net income	—	—	—	—	23,269	23,269

BALANCE AT DECEMBER 31, 2009	27,278	$27	$150,021	$4	$134,740	$284,792

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,269	$1,803	$26,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,340	9,816	8,247
Intangible asset impairment loss	—	1,958	—
Gain on sale of property, plant and equipment	(5)	(13)	(48)
Stock-based compensation expense	11,330	34,975	13,677
Amortization of premium/(discount) on held to maturity investments	319	(755)	(742)
Interest on note receivable	—	—	(485)
In-process research and development	—	—	1,370
Deferred income taxes	658	18	(1,119)
Provision for (reduction in) accounts receivable and other allowances	(4)	124	(64)
Excess tax benefit from stock options exercised	(562)	(972)	(1,184)
Tax benefit associated with employee stock plans and 409A cure	1,403	2,170	3,507
Change in operating assets and liabilities:
Accounts receivable	(8,709)	1,055	(3,668)
Inventories	2,136	(8,928)	8,562
Prepaid expenses and other assets	(10,110)	(3,672)	1,989
Accounts payable	6,838	(1,436)	2,513
Taxes payable and other accrued liabilities	3,825	486	3,105
Deferred income on sales to distributors	4,243	(428)	325

Net cash provided by operating activities	44,971	36,201	62,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,356)	(9,097)	(10,950)
Proceeds from note to supplier	10,000	—	—
Acquisition of business, net of cash and cash equivalents acquired	—	—	(5,461)
Restricted cash	—	1,050	—
Purchases of held-to-maturity investments	(60,461)	(29,172)	(99,080)
Proceeds from sales of held-to-maturity investments	6,849	108,373	20,506

Net cash provided by (used in) investing activities	(57,968)	71,154	(94,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	20,353	23,880	24,608
Repurchase of common stock	(28,673)	(82,358)	—
Payment for tender offer	(9,048)	—	—
Excess tax benefit from stock options exercised	562	972	1,184
Payments of dividends to stockholders	(2,695)	(730)	—

Net cash provided by (used in) financing activities	(19,501)	(58,236)	25,792

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,498)	49,119	(6,584)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	167,472	118,353	124,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$134,974	$167,472	$118,353

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued payment for employee tender offer	$—	$9,048	$—

Unpaid property and equipment	$785	$(37)	$(313)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$397	$9	$—

Cash paid for income taxes, net	$150	$5,283	$860

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

1. THE COMPANY:

Power Integrations, Inc., (or the “Company”), incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets proprietary, high-voltage, analog integrated circuits for use primarily in AC-DC and DC-DC power conversion in the consumer, communications, computer and industrial electronics markets.

The Company is subject to a number of risks including, among others, the volume and timing of orders received from customers, competitive pressures on selling prices, the demand for its products declining in the major end markets it serves, the audit conducted by the Internal Revenue Service, which is asserting that it owes additional taxes relating to a number of items, the inability to adequately protect or enforce its intellectual property rights, fluctuations in the exchange rate between the U.S. dollar and the Japanese yen, the volume and timing of orders placed by it with its wafer foundries and assembly subcontractors, the continued impact of recently enacted changes in securities laws and regulations including the Sarbanes-Oxley Act, incurred expenses related to stock-based compensation if required to change its assumptions used in the Black-Sholes model, required expenses incurred in connection with its litigation against Fairchild, the lengthy timing of its sales cycle, undetected defects and failures in meeting the exact specifications required by its products, reliance on its international sales activities which account for a substantial portion of net revenues, its ability to develop and bring to market new products and technologies on a timely basis, the ability of its products to penetrate additional markets, attraction and retention of qualified personnel in a competitive market, changes in environmental laws and regulations, earthquakes, terrorist acts or other disasters.

The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. The current volatility in the capital markets and the economy has increased the uncertainty in the Company’s estimates. As future events unfold and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents and Investments

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of December 31, 2009 and December 31, 2008, the Company’s short-term and long-term investments consisted of U.S. government-backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

The table below summarizes the carrying value of the Company’s investments by major security type (in thousands):

	December 31,
	2009	2008
Cash Equivalents:
Commercial paper	$40,772	$121,123
U.S. government securities	2,008	1,001

Total cash equivalents	$42,780	$122,124

Short-term Investments:
Commercial Paper	$2,848	$—
U.S. corporate securities	2,660	521
U.S. government securities	15,059	5,842

Total short-term investments	$20,567	$6,363

Long-term Investments:
U.S. Corporate securities	$34,866	$503
U.S. government securities	5,234	508

Total long-term investments	$40,100	$1,011

Total investment securities	$103,447	$129,498

Restricted Cash

The Company’s restricted cash balance of $0.3 million at December 31, 2009 consists of an interest-bearing certificate of deposit at Union Bank of California. The certificate of deposit (CD) had interest at rates ranging from approximately 0.25% to 1.00% and is renewed every 90 days. The current maturity for the certificate of deposit is April 23, 2010; this CD was renewed on January 23, 2009, and has an interest rate of 0.25%. The Company entered into a security agreement with the bank, whereby it agreed to maintain $0.3 million in an interest-bearing certificate of deposit with the bank. The certificate of deposit is restricted based on the bank’s requirement that the Company maintain a restricted cash account in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. As of December 31, 2009, there were two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of the Company’s letters of credit.

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

In December of 2009 the Company’s note to its supplier reached maturity, and as a result the principal of $10.0 million and all remaining interest was paid to the Company. As of December 31, 2008 the estimated fair value of the Company’s note to its supplier was approximately $10.0 million. The fair value was estimated using a pricing model incorporating current market rates. The note had a carrying cost of $10.0 million at December 31, 2008.

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

	December 31,
	2009	2008
Raw materials	$5,870	$8,116
Work-in-process	7,694	4,645
Finished goods	12,684	15,707

Total	$26,248	$28,468

Prepaid Expenses and Other Current Asset s (in thousands)

	December 31,
	2009	2008
Prepaid legal fees	$4,000	$—
Prepaid inventory (Note 12)	2,858	3,143
Prepaid income tax	1,295	2,435
Prepaid maintenance agreements	527	477
Interest receivable	693	128
Other	1,318	916

Total	$10,691	$7,099

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2009(1)	2008(1)
Land	$16,453	$16,453
Construction-in-progress	4,555	2,834
Building and improvements	25,498	25,452
Machinery and equipment	73,273	60,986
Office furniture and equipment	19,595	18,504

	139,374	124,229
Accumulated depreciation	(76,993)	(67,318)

Total	$62,381	$56,911

(1)	The Company previously aggregated assets categorized as construction-in-progress with the related asset type. These assets were not being depreciated as of the balance sheet dates. The Company now reports assets that are in process in a separate caption. For comparability, the previous year’s property and equipment disclosure has been changed to reflect the current reporting format. The previous years land, building and improvements, machinery and equipment and office furniture and equipment was $16.5 million, $25.6 million, $62.2 million and $19.9 million, respectively.

Depreciation and amortization expense of property and equipment for fiscal years ended December 31, 2009 and 2008 was approximately $9.7 million and $8.9 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years or life of lease agreement, if shorter
Machinery and equipment	2-5 years
Office furniture and equipment	4 years

Total property and equipment located in the United States at December 31, 2009, 2008 and 2007 was approximately 66%, 70% and 74%, respectively, of total property and equipment. Of the total property and equipment located in foreign countries, there was no individual country that held more than 10% of total property and equipment.

Goodwill

Goodwill of $1.8 million was recorded on the Company’s balance sheet, in connection with its 2007 acquisition of Potentia Semiconductor Corporation. Annually, goodwill is evaluated in accordance with ASC 350-10, Goodwill and Other Intangible Assets, and an impairment analysis is conducted on an annual basis, or sooner if the indicators exist for a potential impairment. See Note 8 below for more information on the Company’s goodwill impairment analysis.

Other Assets (in thousands)

	December 31,
	2009	2008
Prepaid royalty (Note 14)	$5,250	$—
Investment in third party	1,200	—
Other	248	184

Total	$6,698	$184

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Professional and Other Fees (in thousands)

	December 31,
	2009	2008
Accrued professional fees	$2,370	$1,271
Accrued expense for engineering wafers	542	310
Other.	106	276

Total	$3,018	$1,857

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, from time-to-time the Company will match a certain percentage of employee contributions on a discretionary basis. The Company provided for a contribution of approximately $0.7 million in both 2009 and 2007. No employee 401(k) match was provided for in 2008.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In the fourth quarter of 2008 the Company performed an analysis of its intangible assets as there was an indicator that the carrying amount of the assets may not be recoverable; as a result of this analysis the Company concluded that three of its intangible assets were impaired. The Company recorded an impairment charge of $2.0 million as of December 31, 2008. Please see note 8 of the notes to consolidated financial statements for further details. The impairment is reflected in a separate caption on the consolidated statement of income.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Basic earnings per share:
Net income	$23,269	$1,803	$26,624

Weighted-average common shares	26,920	30,099	28,969

Basic earnings per share	$0.86	$0.06	$0.92

Diluted earnings per share(1):
Net income	$23,269	$1.803	$26,624

Weighted-average common shares	26,920	30,099	28,969
Effect of dilutive securities:
Equity incentive plan	1,364	1,617	2,219
Employee stock purchase plan	13	39	66

Diluted weighted-average common shares	28,297	31,755	31,254

Diluted earnings per share	$0.82	$0.06	$0.85

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted EPS when they become contingently issuable per SFAS No. 128, “Earning per Share,” (ASC 260-10) and excludes such shares when they are not contingently issuable. The Company has included all performance-based awards as those shares became contingently issuable upon the satisfaction of the annual targets consisting of net revenue and non-GAAP operating earnings.

Options to purchase 2,788,913 shares, 3,907,268 shares and 2,996,102 shares of the Company’s common stock outstanding for the years ended December 31, 2009, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share. This was due to the exercise prices of these options to purchase shares of the Company’s common stock being greater than the average market price of the Company’s common stock during those periods, making their effect anti-dilutive.

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net income	$23,269	$1,803	$26,624
Other comprehensive income:
Translation adjustments	61	(142)	81

Total comprehensive income	$23,330	$1,661	$26,705

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company applies the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (Accounting Standard Codification (“ASC”) 605-10) (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The Company considers the price to be fixed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based on the creditworthiness of the customer as determined by credit checks performed by the Company as well as the customer’s payment history.

The Company makes sales to distributors and retail partners and recognizes revenue based on a sell-through method. Sales to distributors are made under terms allowing certain rights of return on the Company’s products held by the distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The Company determines the amounts to defer based on the level of actual inventory on hand at the distributors as well as inventory in transit to the distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of December 31, 2009 and December 31, 2008 was approximately $17.6 million and $9.7 million, respectively. The total deferred cost as of December 31, 2009 and December 31, 2008 was approximately $8.6 million and $4.9 million, respectively. In addition, the Company determined the impact of the returns and pricing uncertainties related to the deferred revenue to be negligible over the reported periods.

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

Approximately 64% of the Company’s net product sales were made to distributors in 2009. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. After the distributor ships product to its customer, the distributor submits a “ship and debit” claim to the Company to

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjust its cost from the standard price to the pre-approved lower price. After verification by the Company, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. The Company maintains a reserve for these credits that appears as a reduction to accounts receivable in the Company’s accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in the Company’s net revenues. To establish the adequacy of its reserves, the Company analyzes historical ship and debit payments and levels of inventory in the distributor channels.

If the Company reduces the distribution list price, it gives distributors protection, in the form of credits, against price declines on products they hold. The credits are referred to as “price protection.” Since the Company does not recognize revenue until the distributor sells the product to its customers, the Company generally does not need to provide reserves for price protection. However, in rare instances the Company must consider price protection in the analysis of reserve requirements, as there may be a timing gap between a price decline and the issuance of price protection credits. If a price protection reserve is required, the Company will maintain a reserve for these credits that appears as a reduction to accounts receivable in the Company’s accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in the Company’s net revenues. The Company analyzes distribution price declines and levels of inventory in the distributor channels in determining the reserve levels required.

For the years ended December 31, 2009, 2008 and 2007, the Company’s top ten customers, including distributors that resell the Company’s products to OEMs and merchant power supply manufacturers, accounted for approximately 62%, 60% and 62% of net revenues, respectively. In 2009, two distributors, Avnet and ATM Electronic Corporation, accounted for approximately 15% and 10% of the Company’s net revenues, respectively. For 2008 and 2007, Avnet accounted for approximately, 16% and 23% of the Company’s net revenues, respectively. No other customers accounted for more than 10% of net revenues during these years.

Export Sales

The Company markets its products in and outside of North and South America through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of North and South America, are comprised of the following:

	Year Ended December 31,
	2009	2008	2007
Taiwan	30%	23%	14%
Hong Kong/China	26%	35%	41%
Korea	22%	16%	17%
Western Europe	8%	10%	8%
Japan	4%	5%	5%
Germany	2%	4%	6%
Singapore	2%	2%	2%
Other	1%	1%	2%

Total export sales	95%	96%	95%

The remainder of the Company’s sales are to customers within North and South America, primarily located in the United States, with some sales to customers located in Mexico and Brazil.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product Sales

Between 99% and 98% of the Company’s sales in the twelve months ended December 31, 2009, 2008 and 2007 were from its three primary groupings of AC-DC power-conversion products—TOPSwitch, TinySwitch and LinkSwitch. Each of these product groupings addresses a different segment of the AC-DC power-supply market, differentiated primarily by the output wattage of the power supply. The remaining sales came from other product families, principally the Company’s DPA-Switch family of high-voltage DC-DC products.

Revenue mix by product family was as follows:

	Year Ended December 31,
Product Family	2009	2008	2007
TinySwitch	43%	44%	52%
LinkSwitch	33%	29%	18%
TOPSwitch	23%	25%	28%
Other	1%	2%	2%

Revenue mix by end markets served is comprised of the following:

	Year Ended December 31,
End Market	2009(1)	2008(1)	2007(1)
Consumer	35%	33%	33%
Communications	34%	34%	33%
Industrial electronics	17%	17%	17%
Computer	14%	16%	17%

(1)	Prior to 2009, the Company’s revenue mix by end market included a category called “other,” primarily representing revenues from low-volume designs for which the end market was not readily identifiable. Beginning in 2009, the Company eliminated the “other” category, electing instead to allocate these revenues to the four primary end markets using management’s estimate of the approximate end-market distribution for these revenues. The Company believes this method provides a more accurate view of its revenue mix by end market. For the sake of comparability with the prior period, the Company revised its revenue mix data for 2008 and 2007 to reflect the new format, as shown above. For the years ended December 31, 2008 and 2007 approximately 6% and 7%, respectively, of the Company’s total net revenues were reclassified from “other” to the Company’s four primary end-market categories. Also, beginning in 2009, the Company reclassified revenues related to certain “smart-phone” devices from the computer end market category to the communications category; the revenue mix data provided above for 2008 and 2007 has also been revised to reflect this reclassification. For the twelve months ended December 31, 2008, and 2007 approximately 5% and 4%, respectively, of the Company’s net revenues were reclassified from computer revenues to communications revenues.

Foreign Currency Risk

The Company does not currently employ a foreign currency hedge program utilizing foreign currency forward exchange contracts. The Company maintains a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the years ended December 31, 2009, 2008 and 2007, the Company realized foreign exchange transaction losses of approximately $305,000, $216,000 and $268,000, respectively. These amounts are included in ‘‘other income (expense)’’ in the accompanying consolidated statements of income.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $0.4 million, $0.5 million, and $1.0 million, in 2009, 2008 and 2007, respectively.

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

During the quarter ended March 31, 2009, the Company concluded there is a need for a valuation allowance on a portion of its California deferred tax assets primarily due to recent California budget legislation and as a result recorded an allowance of $0.7 million. As of December 31, 2009, the Company also maintained a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions, that the Company believes are not likely to be realized (see Note 7).

Common Stock and Common Stock Dividends

In February 2008, the Company announced that its board of directors had authorized the use of up to $50 million for the repurchase of the Company’s common stock. During the year ended December 31, 2008, the Company completed repurchases under the plan, repurchasing 2.1 million shares of its common stock for approximately $50 million.

In October 2008, the Company’s board of directors authorized the use of $50 million to repurchase the Company’s common stock. This repurchase program concluded in the first quarter of 2009, and resulted in the repurchase of approximately 2.7 million shares. In May 2009, the Company’s board of directors authorized the use of an additional $25 million to repurchase the Company’s common stock. From May 2009 to December 31,

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2009 the Company purchased 0.5 million shares for approximately $11.0 million. As of December 31, 2009 the Company had approximately $14.0 million remaining for future share repurchases. There is currently no expiration date for this repurchase program.

On October 21, 2008, the Company’s board of directors declared five quarterly cash dividends of $0.025 cents per share, to be paid to holders of record as of the dividend record date. The Company began paying dividends on a quarterly basis in the fourth quarter of 2008, and continued through the end of 2009. The last quarterly dividend was paid in December 2009 to shareholders of record as of November 30, 2009.

In January 2010, the Company’s Board of Directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid at the end of each quarter in 2010. The Company expects these dividends will result in a quarterly use of cash in 2010 of approximately $1.4 million.

Stock-Based Compensation

The Company applies the provisions of ASC 718-20. The Company is using the straight-line method to amortize all stock options granted over the requisite service period of the award.

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

Dividend Yield. The dividend yield was calculated by dividing the annual dividend by the average closing stock price of the Company’s common stock on a quarterly basis.

Estimated Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures, and records share-based compensation expense only for those awards that are expected to vest.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2009 and 2008, approximately 63% and 68% of accounts receivable, respectively, were concentrated with ten customers. As of December 31, 2009 one customer, a distributor of the Company’s products, accounted for more than 10% of accounts receivable. In 2008, no one customer accounted for 10% or more of the Company’s accounts receivable.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2009. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”), issued FASB staff position (“FSP”), 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“ASC 715-20”). ASC 715-20 requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. ASC 715-20 is effective for fiscal years ending after December 15, 2009 and will be adopted by the Company in the first quarter of fiscal 2010. The Company does not expect the adoption of ASC 715-20 to have a material effect on its consolidated financial statements.

In fiscal year 2009, the Company adopted the following accounting pronouncements:

In December 2007, the FASB issued SFAS 141R, Business Combinations, (“ASC 805-10”). ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired and the goodwill acquired. ASC 805-10 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805-10 was effective for fiscal years beginning after December 15, 2008, and was adopted by the Company in the first quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 805-10.

In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157 (“ASC 820-10”). This staff position granted a one year deferral for non-financial assets and liabilities that are recognized

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or disclosed at fair value in the financial statements on a recurring basis, at least annually, to comply with ASC 820-10. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 820-10. See Note 13 to the Company’s consolidated financial statements for the disclosures required by ASC 820-10.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”), (“ASC 815-10”). This standard requires qualitative, quantitative and credit-risk disclosures. Required qualitative disclosures include, 1) how and why an entity is using derivative instruments or hedging activity, 2) how an entity is accounting for its derivative instruments and hedging items under SFAS No. 133 (“ASC 815-10”), and 3) how the instruments affect an entity’s financial position, financial performance and cash flow. The qualitative disclosure should include information about the fair value of the derivative instruments, including gains and losses. Credit-risk disclosures should include information about the existence and nature of credit risk related contingent features included in derivative instruments. ASC 815-10 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company in the first quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption.

In May 2008, the FASB issued Staff Position (FSP) Accounting Principles Board (“APB”) 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), (“ASC 470-20”). ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company in the first quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption.

In April 2009, the FASB issued FSP SFAS No. 107-1, Disclosures about Fair Value of Financial Instruments (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, Interim Financial Reporting (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“ASC 855-10”). ASC 855-10 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 855-10.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2009, the FASB issued SFAS No.168, Accounting Standards Codification (“ASC 105-10”). ASC 105-10 has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Company in the third quarter of fiscal 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 105-10.

3. COMMITMENTS AND CONTINGENCIES:

From time to time the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. See Note 9 below. In accordance with SFAS No. 5, Accounting for Contingencies (“ASC 450-10”), the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Facilities

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California.

Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2009 are as follows (in thousands):

Fiscal Year
2010	739
2011	277
2012	89
2013	60
2014	23
Thereafter	84

Total minimum lease payments	$1,272

Total rent expense amounted to $0.8 million, $0.7 million and $0.6 million in the years ended December 31, 2009, 2008 and 2007, respectively.

The Company had no capital leasing arrangements as of December 31, 2009. At December 31, 2009 the Company had $24.6 million of non-cancelable purchase obligations, consisting primarily of inventory related items. One of the Company’s wafer agreements has a minimum purchase commitment.

The Company purchases wafers through purchase orders from the foundries. All but one of the Company’s wafer agreements are executed in U.S. currency. The agreement requires the wafer purchases to be in Japanese yen; however, the purchase price within these agreements is fixed at a base rate and allows for some sharing of the impact of exchange rate fluctuations from the base rate. The currency fluctuation experienced between the time invoices are submitted to the Company until the time the yen is purchased and remitted to the supplier is a financial responsibility of the Company.

One of the Company’s wafer supply agreements which provides for the purchase of wafers in U.S. dollars also provides for a sharing of the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Each year, the Company and the supplier agree to a fixed exchange rate. The fluctuation from this annual

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange rate is shared equally between both parties. The Company accounted for the gain or loss related to the payment of these transactions as part of other income or expense.

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

5. STOCKHOLDERS’ EQUITY:

Preferred Stock

The Company is authorized to issue 3,000,000 shares of $0.001 par value preferred stock, none of which were issued or outstanding during each of the two years ended December 31, 2009 and 2008.

Stock Plans and Stock-based Compensation

As of December 31, 2009, the Company had five stock-based employee compensation plans, the “Plans,” which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of December 31, 2009, the maximum number of shares that may be issued under the 2007 Plan was 8,915,705 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (that was adopted by the board of directors on January 27, 2009) to nonemployee directors will be made primarily under the 2007 Plan. The Directors Equity Compensation Program provides in certain circumstances (depending on the status of the particular director’s holdings of Company stock options) for the automatic grant of nonstatutory stock options to nonemployee directors of the Company on the first trading day of July in each year over their period of service on the board of directors. Further, each future nonemployee director of the Company would be granted under the 2007 Plan (or, if determined by the compensation committee, under the Directors Plan): (a) on the first trading day of the month following commencement of service, an option to purchase the number of shares of common stock equal to: the fraction of a year between the date of the director’s appointment to the board of directors and the next July 1, multiplied by 8,000, which option shall vest on the next July 1st; and (b) on the first trading day of July following commencement of service, an option to purchase 24,000 shares vesting monthly over the three year period commencing on the grant date. The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.

On July 28, 2009, the 2007 Plan was amended to generally prohibit outstanding options or stock appreciation rights from being canceled in exchange for cash without stockholder approval.

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Stock Option Plan (the “1997 Plan”), whereby the board of directors may grant incentive stock options and nonstatutory stock options to key employees, directors and consultants to purchase the Company’s common stock. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. The 1997 Plan originally provided that the number of shares reserved for issuance automatically increased on each January 1st, from January 1, 1999 through January 1, 2007, by 5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. In January 2005, the board of directors amended the 1997 Plan to reduce the annual increase from 5% to 3.5%, so that the number of shares reserved for issuance automatically increases on each January 1st, from January 1, 2006 through January 1, 2007, by 3.5% of the total number of shares of common stock issued and outstanding on the last day of the preceding fiscal year. Effective November 2007, the board of directors determined that no further options would be granted under the 1997 Plan, and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan were transferred to the 2007 Equity Incentive Plan. All outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of December 31, 2009, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes option activity under the Company’s option plans (prices are weighted-average prices):

	Shares	Price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value in ($000)
Options outstanding, January 1, 2007	8,491,530	$20.18
Granted	1,246,347	$25.84
Exercised	(1,411,790)	$17.38
Cancelled	(139,863)	$23.40

Options outstanding, December 31, 2007	8,186,224	$21.57

Granted	1,602,984	$28.20
Exercised	(1,157,628)	$17.81
Cancelled	(2,650,590)	$27.65

Options outstanding, December 31, 2008	5,980,990	$21.38

Granted	876,895	$21.28
Exercised	(929,633)	$17.93
Cancelled	(203,982)	$30.75

Options outstanding at December 31, 2009	5,724,270	$21.65	5.20	$84,519

Vested and exercisable at December 31, 2009	4,468,537	$21.46	4.18	$66,897

Vested and expected to vest at December 31, 2009	5,622,180	$21.64	5.13	$83,031

Weighted-average fair value per option granted in 2009		$8.53

The weighted-average grant-date fair value of options granted for the twelve months ended December 31, 2009, 2008 and 2007 was $8.53, $11.91 and $12.44, respectively. The total intrinsic value of options exercised during the twelve months ending December 31, 2009, 2008 and 2007 was $11.4 million, $14.3 million and $20.5 million, respectively.

Options issued under the 1997 and 1998 plans may be exercised at any time prior to their expiration. The Company has a repurchase right that lapses over time, under which it has the right, upon termination of an optionholder’s employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1997 and 1998 plans at the original purchase price. Under the terms of the option plans, an option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 2009, 2008 and 2007, there were no shares of common stock issued under the 1997 and 1998 plans that are subject to repurchase by the Company. Options issued under the Directors Plan are exercisable upon vesting.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the stock options outstanding at December 31, 2009:

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$12.10—$14.82	698,629	1.77	$13.21	697,666	$13.21
$15.06—$17.18	685,215	4.79	$17.06	681,867	$17.06
$17.25—$18.35	503,049	4.00	$17.86	424,660	$17.84
$18.40—$21.11	843,468	5.49	$19.91	621,704	$19.56
$21.14—$21.14	713,996	9.31	$21.14	110,905	$21.14
$21.15—$25.25	899,701	6.29	$24.30	667,588	$24.14
$25.45—$27.22	942,451	5.10	$26.94	902,898	$26.96
$28.16—$36.56	402,761	3.70	$33.07	326,249	$33.54
$43.87—$43.87	20,000	0.17	$43.87	20,000	$43.87
$44.75—$44.75	15,000	0.16	$44.75	15,000	$44.75

$12.10—$44.75	5,724,270	5.20	$21.65	4,468,537	$21.46

Performance-based Awards

In 2009, the Company implemented a program that provides for the issuance of performance-based awards representing unvested shares of the Company’s common stock that may be issued under the 2007 Plan. Under the performance-based awards program, the Company awards a target number of units at the beginning of the performance year. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company’s performance. The performance metrics of this program are annual targets consisting of net revenue and non-GAAP operating earnings.

In 2009, the Company issued 119,200 performance-based awards to employees and executives. As the net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, were recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets. The cost of performance-based awards was determined using the fair value of the Company’s common stock on the date of the grant. As of December 31, 2009, the Company recognized $2.2 million of share-based compensation for these awards. The grant-date fair value of these awards was $18.66. In January 2010, it was determined that the Company had reached the established performance targets for the 2009 performance-based awards. Accordingly, the performance-based awards, which were fully vested, were released to the Company’s employees and executives in 2010.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Prior to February 1, 2009, each offering period consisted of four consecutive purchase periods of approximately six months duration, or such other number or duration as the board determined. Beginning February 1, 2009, each offering period consists of one purchase period of approximately

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

six months duration. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan, of which 1,000,000 shares were approved at the Annual Meeting of Stockholders, held on June 13, 2008. As of December 31, 2009, 2,092,518 shares had been purchased and 907,482 shares were reserved for future issuance under the Purchase Plan.

Non-employee Stock Options

In 2009, 2008 and 2007, the Company granted no non-employee options. As of December 31, 2009, there were no non-employee options outstanding.

Shares Reserved

As of December 31, 2009, the Company had 4,479,771 shares of common stock reserved for future issuance under stock option and stock purchase plans.

Impact of the Adoption of SFAS No. 123(R)

The Company applies the provisions of SFAS No 123(R), (“ASC 718-20”) to account for its share-based employee compensation plans. See Note 2, “Summary of Significant Accounting Policies,” for a description of the Company’s assumptions used in the calculation of its share-based compensation expense. The following table presents the functional allocation of all share-based compensation and related expense included in the Company’s operating expense captions that the Company recorded within the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenues	790	3,481	1,268
Research and development	4,371	11,773	3,829
Sales and marketing	2,548	11,878	4,620
General and administrative	3,619	7,832	3,548

Total	$11,328	$34,964	$13,265

The Company recorded $11.3 million in pre-tax share-based compensation expenses, including expenses related to grants of stock options, performance-based awards and purchase rights under the employee stock purchase plan during the year ended December 31, 2009. These expenses consisted of approximately $6.9 million related to stock options, $2.2 million related to performance-based awards, $2.1 million related to the Company’s employee stock purchase plan, and approximately $0.1 million for net amortized compensation expense associated with capitalized inventory costs. The Company recorded $35.0 million in pre-tax share-based compensation expenses, including expenses related to grants of stock options and purchase rights under the employee stock purchase plan during the year ended December 31, 2008. These expenses consisted of approximately $32.1 million related to stock options, which includes $19.3 million related to the Company’s tender offer (see Note 6 below for information on the Company’s tender offer), $2.7 million related to the Company’s employee stock purchase plan, and approximately $0.1 million for net amortized compensation expense associated with capitalized inventory costs. The Company recorded $13.3 million in pre-tax share-based compensation expenses, including expenses related to grants of stock options and purchase rights under the employee stock purchase plan during the year ended December 31, 2007. These expenses consisted of approximately $12.2 million related to stock options, $1.1 million related to the Company’s employee stock

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase plan, and approximately $21,000 for net amortized compensation expense associated with capitalized inventory costs.

As of December 31, 2009, there was $11.0 million of total unamortized compensation cost which includes estimated forfeitures related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted-average period of approximately 2.67 years. As of December 31, 2009, the total compensation cost related to options, under the 1997 Stock Option Plan, to purchase the Company’s common stock but not yet recognized was approximately $0.1 million. The Company will amortize this cost on a straight-line basis over periods of up to 0.5 years.

The Company received net proceeds of $20.3 million from option exercises and Purchase Plan purchases during the year ended December 31, 2009.

The Company estimates the fair value of options granted using the Black-Scholes option valuation model. The Company estimates the expected volatility of its common stock at the date of grant based on a combination of its historical volatility and implied volatility, consistent with ASC 718-20 and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The Company estimates expected term consistent with the simplified method identified in SAB 107 for share-based awards granted between 1997 and 2007. Effective January 1, 2008, the Company developed a model which uses historical exercise, cancellation and outstanding option data to calculate the expected term of stock option grants. The dividend yield assumption is calculated by dividing the annual expected dividend by the quarterly average closing stock price of the Company’s common stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of its employee options. The Company uses historical data to estimate pre-vesting option forfeitures (at an estimated forfeiture rate of 7.61% for the year ended December 31, 2009) and records share-based compensation expense only for those awards that are expected to vest. For options granted, the Company amortizes the fair value on a straight-line basis over the requisite service period of the options that is generally four years.

The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for share-based payment awards during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Stock Options:
Expected volatility	39%-48%	42%-54%	42%-49%
Risk-free interest rate	1.76%-2.47%	2.18%-3.16%	3.89%-4.78%
Expected term (in years)	5.01	4.97	6.03
Expected dividend yield	0.34%-0.52%	0.54%	—

	2009	2008	2007
Employee Stock Purchase Plan:
Expected volatility	35%-56%	35%-46%	36%
Risk-free interest rate	0.28%-0.39%	1.88%-4.96%	4.44%
Expected term (in years)	0.5	1.0	1.0
Expected dividend yield	0.34%-0.52%	—	—
Weighted-average estimated fair value of the purchase rights	$7.03	$10.55	$12.22

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents the functional allocation of share-based compensation related to the tender offer included in the Company’s operating expense captions that the Company recorded within the accompanying consolidated statement of income (in thousands):

Year Ended December 31, 2008 In ($000)
Cost of revenues	$1,959
Research and development	6,761
Sales and marketing	6,525
General and administrative	4,073

Total	$19,318

7. TAXES:

Unrecognized Tax Benefits

Effective January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), (ASC 740-10) relating to accounting for uncertain income taxes. The Company’s liability for unrecognized tax benefits related to tax

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

positions taken in prior periods was $13.2 million (excluding interest). Upon adoption of ASC 740-10, there was an adjustment made to retained earnings of $1.04 million. Additionally, the Company has classified the $13.2 million of ASC 740-10 liabilities as follows: $12.2 million from current taxes payable to non-current taxes payable and $1.0 million from current taxes payable to non-current deferred tax asset.

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits
Unrecognized Tax Benefits Balance at January 1, 2007	$13,220
Gross Increases for Tax Positions of Current Years	$4,186
Gross Decreases for Tax Positions of Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2007	$17,406
Gross Increases for Tax Positions of Current Year	$4,593
Gross Decreases for Tax Positions of Prior Years	—
Settlements	$(1,319)
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2008	$20,680
Gross Increases for Tax Positions of Current Year	$4,189
Gross Decreases for Tax Positions of Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2009	$24,869

The Company’s total unrecognized tax benefits as of December 31, 2009, 2008 and 2007 was $24.9 million, $20.7 million and $17.4 million, respectively. An income tax benefit would be recorded if these unrecognized tax benefits are recognized. Although it is possible some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

As of December 31, 2009, the Company had accrued $2.8 million for payment of such interest and penalties, which was classified as non-current taxes payable. An immaterial amount of interest and penalties were included in the Company’s provision for income taxes for the year-ended December 31, 2009.

Income Taxes

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Year Ended December 31,
	2009	2008	2007
U.S. operations	$5,093	$(5,260)	$4,789
Foreign operations	25,430	15,984	29,762

Total pretax income	$30,523	$10,724	$34,551

Undistributed earnings of the Company’s foreign subsidiaries of approximately $108.4 million at December 31, 2009, are considered to be indefinitely reinvested and, accordingly, no provision for Federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. Federal and State income taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current provision:
Federal	$5,469	$6,928	$9,041
State	3,347	737	(947)
Foreign	476	1,235	951

	9,292	8,900	9,045

Deferred provision (benefit):
Federal	(1,201)	763	(2,070)
State	(811)	(608)	1,052
Foreign	(26)	(134)	(100)

	(2,038)	21	(1,118)

Total	$7,254	$8,921	$7,927

The Company is entitled to a deduction for Federal and State tax purposes with respect to employees’ stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax benefit has been reflected as an adjustment to additional paid-in capital. For 2009, 2008 and 2007, the benefit arising from employee stock option activity that resulted in an adjustment to additional paid in capital was approximately $1.6 million, $1.9 million and $3.4 million, respectively.

The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income before provision for income taxes as follows:

	Year Ended December 31,
	2009	2008	2007
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	0.5	(1.6)	0.4
Research and development credits	(7.5)	(12.9)	(5.1)
Stock-based compensation	4.5	66.3	4.8
Foreign income taxed at different rate	(15.5)	(7.9)	(13.0)
FIN 48 Interest and Penalties	(0.1)	7.0	1.5
FIN 48 Releases	—	(2.8)	—
Valuation Allowance	7.9	—	—
Other	(1.0)	0.1	(0.7)

Total	23.8%	83.2%	22.9%

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred income tax asset were as follows (in thousands):

	December 31,
	2009	2008
Deferred Tax Assets
Tax credit carry-forwards	$5,170	$4,142
Inventory reserves	84	403
Other reserves and accruals	4,082	3,410
Depreciation	1,593	1,514
Stock compensation	8,013	7,137
Acquired intangibles	26	26

	18,968	16,632
Valuation Allowance	(2,989)	—

Net deferred tax asset	$15,979	$16,632

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

During the quarter ended March 31, 2009, the Company concluded there is a need for a valuation allowance on a portion of its California deferred tax assets primarily due to recent California budget legislation. As of December 31, 2009, the Company also maintained a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

As of December 31, 2009, the Company had California research and development tax credit carryforwards of approximately $10.0 million. There is no expiration of research and development tax credit carryforwards for the State of California. As of December 31, 2009, the Company had Federal research and development tax credit carryforwards of approximately $1.1 million, and Canadian scientific research and experimental development tax credit carryforwards of $0.7 million, which will start to expire in 2026 and 2027, respectively, if unutilized.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL, INTANGIBLE ASSETS AND ASSET IMPAIRMENT:

Goodwill of $1.8 million was recorded on the Company’s consolidated balance sheet in 2007, in connection with its acquisition of Potentia Semiconductor Corporation. In 2009, goodwill was evaluated in accordance with ASC 350-10, Goodwill and Other Intangible Assets, and no impairment charge was deemed necessary during the year ended December 31, 2009.

Intangible assets consist primarily of acquired licenses and patent rights, and are reported net of accumulated amortization. The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, or the expected life, which range from five to ten years.

In 2008 the Company performed an impairment analysis of intangible assets related to a certain patent, licensed technology and customer relationships as there was an indicator that the carrying amount of the assets may not be recoverable. The Company determined that these intangible assets were no longer useful in the Company’s manufacturing and sales processes. The Company reduced its gross intangible assets by $2.7 million and recorded an impairment charge of $2.0 million, which represented the total net book value of the intangible assets. The Company deemed that there was no further value to these impaired intangible assets. The charge was reflected in the Intangible asset impairment caption in the accompanying consolidated statement of income.

Total intangible amortization was approximately $0.7 million in 2009 and $0.9 million in 2008. The Company does not believe there is any significant residual value associated with the intangible assets:

	December 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Technology licenses	$3,000	$(1,125)	$1,875	$3,000	$(825)	$2,175
Patent rights	1,949	(1,542)	407	1,949	(1,294)	655
Developed technology	1,140	(326)	814	1,140	(163)	977
Other intangibles	37	(34)	3	37	(26)	11

Total intangible assets	$6,126	$(3,027)	$3,099	$6,126	$(2,308)	$3,818

The estimated future amortization expense related to intangible assets at December 31, 2009 is as follows:

Fiscal Year	Estimated Amortization
(in thousands)
2010	684
2011	651
2012	463
2013	463
2014	463
Thereafter	375

Total	$3,099

9. LEGAL PROCEEDINGS:

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On June 14, 2007, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against Shanghai SIM-BCD Semiconductor Manufacturing Limited, a Chinese company, and its U.S. sister corporation, BCD Semiconductor Corporation (referred to collectively as “BCD”). The Company’s complaint alleged that certain integrated circuits produced by BCD infringe certain of the Company’s patents, seeking, among other things, an order enjoining BCD from infringing on its patents and an award for damages resulting from the alleged infringement. The Company voluntarily dismissed the California case against BCD on October 15, 2007 and filed a substantially identical complaint against BCD in the United States District Court for the District of Delaware on October 15, 2007. On January 21, 2008, BCD moved to dismiss the Delaware action for lack of personal jurisdiction in favor of a declaratory judgment action it filed against Power Integrations on the same patents in the U.S. District Court, Northern District of California, discussed in further detail below. On September 9, 2008, the Court denied BCD’s motion to dismiss, and BCD thereafter dismissed its separate declaratory judgment action and answered the Company’s complaint on September 19, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. The parties held a mediation session with the Court on January 30, 2009 and subsequently entered into a settlement agreement in February 2009. Pursuant to the settlement agreement, the Court entered an order prohibiting BCD from manufacturing or selling the products involved in the lawsuit in the United States or from selling such products for use in end products destined for the U.S. market.

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008, and discovery is under way. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other case between the parties pending the entry of final judgment in that case. The Company has challenged the Court’s stay order with respect to products already found to infringe in the other case, and the remainder of the case is proceeding, with trial set for October 2010.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by System General infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, System General filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and System General did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against System General and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of three of the patents at issue in the original suit that recently emerged from SG-requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and System General from infringing the Company’s patents and an award of damages resulting from the alleged infringement. The Company has filed a motion seeking to have the suit transferred to Delaware in view of the Delaware Court’s familiarity with the parties and the technology, and Fairchild has filed a motion challenging the sufficiency of the Company’s complaint. The Court will address these motions in the coming months.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

11. LOAN TO SUPPLIER:

On August 30, 2005, the Company entered into a loan agreement with one of its suppliers to fund the implementation of new technology. The principal amount of the loan was $10.0 million. In December 2009 this note matured and the principal and unpaid interest was paid by the supplier. The loan reimbursement was reflected in the accompanying December 31, 2009 statement of cash flows. The loan principal was reflected in “Note Receivable” in the accompanying 2008 consolidated balance sheet.

12. SUPPLIER AGREEMENT:

The Company entered into a wafer supply agreement amendment with one of its foundries in the third quarter of 2008, which amends its previous agreement with the Company. The amended agreement includes a Company prepayment of $3.1 million for raw materials. Purchases of raw material under this agreement will be made based upon future production build plans of the Company’s wafers. As of December 31, 2009, $2.9 million remained as prepaid under this agreement. The Company included the prepayment in prepaid expenses and other current assets in its December 31, 2009 and 2008 consolidated balance sheets.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company entered into an agreement (see Note 14) in the second quarter of 2009 pursuant to which, among other things, it may be obligated to acquire another company if that company meets certain financial performance conditions. At December 31, 2009, the Company determined the carrying value of this potential obligation to be zero. The Company used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. The Company derived the Level 2 inputs principally from corroborated observable market data (i.e. correlation values). The Company will update the fair value quarterly and record any changes to the Company’s consolidated financial statements.

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

The fair value hierarchy of the Company’s marketable securities and investments was as follows (in thousands):

Description	Balance at December 31, 2009	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$43,620	$—	$43,620
Money market funds	76,249	76,249	—
U.S. Government debt securities	22,301	—	22,301
U.S. Corporate Securities	37,526	—	37,526

Total	$179,696	$76,249	$103,447

The following table presents the Company’s assets that are measured at fair value on a recurring basis (in thousands).

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Note to Supplier
Beginning balance at December 31, 2008	$10,000
Purchases and issuances	—
Settlements	(10,000)

Ending balance at December 31, 2009	$—

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. ROYALTY AGREEMENT:

During the second fiscal quarter of 2009, the Company entered into a license agreement with a company for the use of its technology in exchange for a prepaid royalty of $5.25 million. The Company will amortize the royalty to cost of revenues based on the Company’s sales of products incorporating the licensed technology. The Company included the full amount of the prepaid royalty in other assets in its December 31, 2009 consolidated balance sheet.

15. SUBSEQUENT EVENTS:

In accordance with SFAS 165, Subsequent Events (ASC 855-10), the Company has evaluated subsequent events through the issuance of these financial statements on February 26, 2010. The following subsequent events were identified:

Quarterly Cash Dividend

In January 2010, the Company’s Board of Directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid at the end of each quarter in 2010. We expect these dividends will result in a quarterly use of cash in 2010 of approximately $1.4 million.

Definitive Agreement

On February 26, 2010, the Company entered into a definitive agreement to purchase the assets of an early-stage research and development company for $11.8 million. As of December 31, 2009, the Company had deposited $1.2 million toward the purchase price. The Company expects to deposit the remaining $10.6 million in escrow in March 2010, and to complete the acquisition in approximately July of 2010. The terms of the transaction also provide for a loan by the Company to this early-stage company in advance of the closing in the amount of $1.8 million.

16. SELECTED QUARTERLY INFORMATION (Unaudited):

The following tables set forth certain data from the Company’s consolidated statements of income for each of the quarters in the years ended December 31, 2009 and 2008.

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

	Three Months Ended
	(unaudited)
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008(1)(2)	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
	(in thousands, except per share data)
Net revenues	$66,138	$60,024	$49,250	$40,289	$42,417	$53,816	$53,635	$51,840
Gross profit	33,816	29,123	24,197	20,932	18,945	29,157	28,806	28,122

Net income (loss)	$9,184	$9,152	$4,529	$404	$(20,654)	$7,637	$7,611	$7,209

Earnings (loss) per share
Basic	$0.34	$0.34	$0.17	$0.01	$(0.72)	$0.25	$0.25	$0.24
Diluted	$0.32	$0.32	$0.16	$0.01	$(0.72)	$0.23	$0.23	$0.22
Shares used in per share calculation
Basic	27,106	26,723	26,804	27,048	28,860	30,791	30,529	30,222
Diluted	29,116	28,431	27,944	28,057	28,860	32,582	32,762	32,090

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	In December 2008 the Company offered to purchase for cash certain eligible options from its employees. The purpose of this tender offer was to provide incentive to employees whose options were underwater given the current unfavorable marker environment, and to reduce the amount of option overhang by buying underwater options at less than fair market value. In accordance with FAS 123R, the tender offer was considered an option modification, and following the guidance of FAS 123R, the Company accelerated the stock-based compensation expense for those tendered options for a total of $19.3 million in the fourth quarter of 2008. This amount was included in the cost of revenues and operating expense captions in the Company’s consolidated statement of income (loss) for the three and twelve months ended December 31, 2008. Refer to note 6 above for information on the Company’s tender offer to its employees.

The Company performed an impairment analysis of intangible assets in the fourth quarter of 2008, and concluded it had an impairment of intangible assets related to a certain patent, licensed technology and customer relationships. The Company determined that the intangible assets were no longer useful in the Company’s manufacturing and sales processes. The Company reduced its gross intangible assets by $2.7 million and recorded an impairment charge of $2.0 million, which represented the total net book value of the intangible assets. The Company deemed that there was no further value to these impaired intangible assets. The charge was reflected in the Intangible asset impairment caption in the accompanying consolidated statement of income.

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

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
(in thousands)
Allowances for doubtful accounts:
Year ended December 31, 2007	$363	$(86)	$(16)	$261
Year ended December 31, 2008	$261	$45	$0	$306
Year ended December 31, 2009	$306	$(4)	$—	$302

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
(in thousands)
Allowances for customer returns:
Year ended December 31, 2007	$164	$38	$(77)	$125
Year ended December 31, 2008	$125	$80	$(84)	$121
Year ended December 31, 2009	$121	$(21)	$(100)	$—

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
(in thousands)
Allowances for ship and debit credits:
Year ended December 31, 2007	$8,204	$59,160	$(57,643)	$9,721
Year ended December 31, 2008	$9,721	$64,916	$(65,170)	$9,467
Year ended December 31, 2009	$9,467	$70,484	$(62,984)	$16,967

(1)	Deductions relate to amounts written off against the allowances for doubtful accounts, customer returns and ship and debit credits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: February 25, 2010	By:	/s/ BILL ROESCHLEIN
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

Dated: February 25, 2010	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan President, Chief Executive Officer (Principal Executive Officer)

Dated: February 25, 2010	By:	/s/ BILL ROESCHLEIN
Bill Roeschlien Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Dated: February 22, 2010	By:	/s/ ALAN D. BICKELL
Alan D. Bickell Director

Dated: February 25, 2010	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite Director

Dated: February 25, 2010	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme Director

Dated: February 22, 2010	By:	/s/ STEVEN J. SHARP
Steven J. Sharp Director and Chairman of the Board

Dated: February 22, 2010	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer Director

Dated: February 23, 2010	By:	/s/ JAMES FIEBIGER
James Fiebiger Director

Dated: February 22, 2010	By:	/s/ WILLIAM GEORGE
Bill George Director

POWER INTEGRATIONS, INC.

INDEX TO EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended

December 31, 2009

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Certificate of Incorporation (As filed with the SEC as the like described exhibit to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

4.2	Fifth Amended and Restated Rights Agreement by and among us and certain of our investors, dated April 27, 1995. (As filed with the SEC as Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 on October 21,1997, SEC File No. 000-23441.)

4.3	Investor’s Rights Agreement between us and Hambrecht & Quist Transition Capital, LLC, dated as of May 22, 1996. (As filed with the SEC as Exhibit 4.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)

4.4	Rights Agreement between us and BankBoston N.A., dated as of February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

4.5	Amendment to Rights Agreement between us and BankBoston N.A., dated as of October 9, 2001. (As filed with the SEC as Exhibit 4.3 to our Quarterly Report on Form 10-Q on November 9, 2001, SEC File No. 000-23441.)

10.1	Form of Indemnity Agreement for directors and officers. (As filed with the SEC as Exhibit 10.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.2	1988 Stock Option Plan and forms of agreements thereunder. (As filed with the SEC as Exhibit 10.2 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.3	1997 Stock Option Plan (as amended through January 25, 2005) (as filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 6, 2005, SEC File No. 000-23441).*

10.4	1997 Outside Directors Stock Option Plan (as filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441) and forms of agreements thereunder (as filed with the SEC as Exhibit 10.4 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

EXHIBIT NUMBER	DESCRIPTION
10.5	1997 Employee Stock Purchase Plan (as filed with the SEC as the like-numbered exhibit to our Annual Report on Form 10-K on March 2, 2009). The forms of agreements thereunder (as filed with the SEC as Exhibit 10.5 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.6	1998 Nonstatutory Stock Option Plan. (As filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

10.7	Chief Executive Officer Benefits Agreement between us and Balu Balakrishnan, dated April 25, 2002. (As filed with the SEC as Exhibit 10.14 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.8	Executive Officer Benefits Agreement between us and Derek Bell, dated April 25, 2002. (As filed with the SEC as Exhibit 10.15 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.9	Executive Officer Benefits Agreement between us and Bruce Renouard, dated April 25, 2002. (As filed with the SEC as Exhibit 10.17 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.10	Executive Officer Benefits Agreement between us and John Tomlin, dated April 25, 2002. (As filed with the SEC as Exhibit 10.19 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.11	Executive Officer Benefits Agreement between us and Clifford J. Walker, dated April 25, 2002. (As filed with the SEC as Exhibit 10.20 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.12	Loan Agreement between us and Union Bank of California, N.A., dated as of October 16, 1998. (As filed with the SEC as Exhibit 10.23 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

10.13	First Amendment to Loan Agreement dated October 16, 1998 between us and Union Bank of California, N.A., dated August 1, 2000. (As filed with the SEC as Exhibit 10.29 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.14	Wafer Supply Agreement among us and Matsushita Electronics Corporation and Matsushita Electric Industry Co., Ltd., dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.27 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.15	Technology License Agreement between us and Matsushita Electronics Corporation, dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.28 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.16	Purchase Agreement among us, SPI HO II Associates, L.P., SPI/TSA Arrowhead, LLC, SPI/TSA Chula Vista L.P. and SPI/Braintree Unit 5 Limited Partnership, dated as of April 21, 2003. (As filed with the SEC as Exhibit 10.33 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)

10.17	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003. (As filed with the SEC as Exhibit 10.31 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.18	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & CoKG, dated as of May 23, 2003. (As filed with the SEC as Exhibit 10.32 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

EXHIBIT NUMBER	DESCRIPTION
10.19	Wafer Supply Agreement between us and Matsushita Electric Industrial Co., Ltd., effective as of June 29, 2005. (As filed with the SEC as Exhibit 10.21 to our Current Report on Form 8-K on July 26, 2005, SEC File No. 000-23441.)†

10.20	2007 cash bonus awards (As in our Current Report on Form 8-K filed with the SEC on February 8, 2008, SEC File No. 000-23441.)*

10.21	Agreement to make a one-time payment of $25,000 to each member of the Special Committee. (As filed with the SEC in our Current Report on Form 8-K on March 27, 2006, SEC File No. 000-23441.)*

10.22	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and R. Scott Brown. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.23	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004. (As filed with the SEC as Exhibit 10.22 to our Current Report on Form 8-K on April 18, 2006, SEC File No. 000-23441.)†

10.24	Confidential Resignation Agreement and General Release of Claims between us and John Cobb, dated June 15, 2006. (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on June 20, 2006, SEC File No. 000-23441.)*

10.25	2009 Executive Officer Cash Compensation Arrangements and 2009 Bonus Plan (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on March 13, 2009, SEC File No. 000-23441.)*

10.26	Form of Director Option Grant Agreement. (As filed with the SEC as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 6, 2009, SEC File No. 000-23441.)*

10.27	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 15, 2006, between us and Balu Balakrishnan. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.28	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 18, 2006, between us and Derek Bell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, and amended as described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on September 10, 2007, SEC File No. 000-23441.*)

10.29	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 22, 2006, between us and Bruce Renouard. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.30	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 21, 2006, between us and John Tomlin. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.31	Letter Agreement and accompanying election form regarding officer stock option amendments in connection with Section 409A cure, executed December 21, 2006, between us and Clifford J. Walker. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION
10.32	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Alan Bickell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.33	Acknowledgment and Waiver regarding stock option agreements, dated February 20, 2007, between us and Nicholas Brathwaite. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.34	Executive Officer Benefits Agreement, dated as of November 5, 2008, between Power Integrations, Inc. and Bill Roeschlein. (As filed with the SEC as Exhibit 10.8 to our Quarterly Report on Form 10-Q on May 6, 2009, SEC File No. 000-23441.)*

10.35	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.36	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.37	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 6, 2009, SEC File No. 000-23441.)†

10.38	2007 Equity Incentive Plan, and amendment and restatement of the 1997 Stock Option Plan (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

10.39	2008 Executive Officer Cash Compensation Arrangements (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on April 25, 2008, SEC File No. 000-23441.)*

10.40	Forms of Option Agreements under the 1997 Stock Option Plan with Executive Officers in connection with the Chief Executive Officer Benefits Agreement and the Executive Officer Benefits Agreements. (As filed with the SEC as the like described exhibit to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.41	Forms of Option Agreements under the 1997 Stock Option Plan. (As filed with the SEC as the like described exhibit to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.42	Letter agreement, dated as of August 31, 2007, between Power Integrations, Inc. and Derek Bell. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.43	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Balu Balakrishnan. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.44	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Bruce Renouard. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION
10.45	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and John Tomlin. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.46	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Cliff Walker. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.47	Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Rafael Torres. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.48	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Doug Bailey. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.49	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Derek Bell. (As filed with the SEC as the like described exhibit to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.50	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 8, 2008, SEC File No. 000-23441.)

10.51	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 8, 2008, SEC File No. 000-23441.)

10.52	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

10.53	Offer letter, dated June 18, 2008, between Power Integrations, Inc. and Bill Roeschlein (As filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K filed on June 25, 2008, SEC File No. 000-23441.)*

10.54	Forms of Option Agreements under the 2007 Equity Incentive Plan (As filed with the SEC as Exhibit 99.(d)(4) to our Schedule TO filed on December 3, 2008, SEC File No. 000-23441.)*

10.55	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.) †

10.56	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.) †

EXHIBIT NUMBER	DESCRIPTION
10.57	Director Equity Compensation Program (As filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)

10.58	Forms of Stock Option Agreements to be used in Director Equity Compensation Program. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)

10.59	Amendment to Immediately Exercisable Non-Qualified Stock Option Agreement between Power Integrations, Inc. and Balu Balakrishnan, dated February 2, 2009 (as filed with the SEC as the like-numbered exhibit to our Annual Report on Form 10-K on March 2, 2009).*

10.60	Director Equity Compensation Program, as revised January 27, 2009 (as filed with the SEC as the like-numbered exhibit to our Annual Report on Form 10-K on March 2, 2009).*

10.61	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., dated November 14, 2008 (as filed with the SEC as the like-numbered exhibit to our Annual Report on Form 10-K on March 2, 2009).

10.62	Amendment No. 1 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of January 27, 2009 (as filed with the SEC as the like-numbered exhibit to our Annual Report on Form 10-K on March 2, 2009).*

10.63	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and R. Scott Brown. (As filed with the SEC as the like numbered exhibit to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.64	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A (as filed with the SEC as the like-numbered exhibit to our Annual Report on Form 10-K on March 2, 2009).*

10.65	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and X-FAB Dresden GmbH & Co. KG, dated December 23, 2009.†

10.66	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and X-FAB Dresden GmbH & Co. KG, effective as of July 20, 2005.†

14.1	Code of Business Conduct and Ethics (As filed with the SEC as the like described exhibit to our Current Report on Form 8-K on February 4, 2008, SEC File No. 000-23441.)

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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