Form 10-Q
period 2010-03-31
POWER INTEGRATIONS INC
filed 2010-05-06
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2010
Common Stock, $.001 par value	27,987,466 shares

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,295	$134,974
Restricted cash	250	250
Short-term investments	22,129	20,567
Accounts receivable, net of allowance of $302 in both 2010 and 2009	27,586	21,756
Inventories	31,426	26,248
Deferred tax assets	1,486	1,389
Prepaid expenses and other current assets	13,130	10,691

Total current assets	221,302	215,875

LONG-TERM INVESTMENTS	62,562	40,100
PROPERTY AND EQUIPMENT, net	65,877	62,381
INTANGIBLE ASSETS, net	2,927	3,099
GOODWILL	1,824	1,824
DEFERRED TAX ASSETS	12,996	14,590
OTHER ASSETS	6,683	6,698

Total assets	$374,171	$344,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,158	$16,944
Accrued payroll and related expenses	5,227	6,145
Taxes payable	453	478
Deferred income on sales to distributors	11,917	9,040
Accrued professional and other fees	2,141	3,018
Other accrued liabilities	402	291

Total current liabilities	46,298	35,916

LONG-TERM INCOME TAXES PAYABLE	25,023	23,859

Total liabilities	71,321	59,775

COMMITMENTS AND CONTINGENCIES (Note 8, 10 and 11)
STOCKHOLDERS’ EQUITY:
Common stock	28	27
Additional paid-in capital	157,193	150,021
Accumulated other comprehensive income (loss)	(46)	4
Retained earnings	145,675	134,740

Total stockholders’ equity	302,850	284,792

Total liabilities and stockholders’ equity	$374,171	$344,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
NET REVENUES	$71,507	$40,289
COST OF REVENUES	35,585	19,357

GROSS PROFIT	35,922	20,932

OPERATING EXPENSES:
Research and development	8,111	7,724
Sales and marketing	6,920	6,222
General and administrative	6,013	5,681

Total operating expenses	21,044	19,627

INCOME FROM OPERATIONS	14,878	1,305
OTHER INCOME, NET	494	824

INCOME BEFORE PROVISION FOR INCOME TAXES	15,372	2,129
PROVISION FOR INCOME TAXES	3,058	1,725

NET INCOME	$12,314	$404

EARNINGS PER SHARE:
Basic	$0.45	$0.01

Diluted	$0.42	$0.01

SHARES USED IN PER SHARE CALCULATION:
Basic	27,470	27,048

Diluted	29,358	28,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,314	$404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,933	2,496
Stock-based compensation expense	2,027	3,986
Amortization of premium/(discount) on held to maturity investments	350	(53)
Loss on sales of property, plant and equipment	13	—
Deferred income taxes	1,498	1,232
Reduction in allowances—accounts receivable and other	—	(99)
Excess tax benefit from stock options exercised	(1,176)	(5)
Tax benefit associated with employee stock plans	2,535	73
Change in operating assets and liabilities:
Accounts receivable	(5,830)	(5,031)
Inventories	(5,185)	(250)
Prepaid expenses and other current assets	(672)	(729)
Accounts payable	6,295	(894)
Income taxes payable and accrued liabilities	(1,200)	(1,055)
Deferred income on sales to distributors	2,877	1,774

Net cash provided by operating activities	16,779	1,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,360)	(1,767)
Advance for acquisition of business	(1,750)	—
Purchases of held-to-maturity investments	(27,224)	(2,755)
Proceeds from maturities of held-to-maturity investments	2,850	3,000

Net cash used in investing activities	(29,484)	(1,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	10,035	4,117
Repurchase of common stock	(6,038)	(17,635)
Retirement of shares for income tax withholding	(769)	—
Payments to employees for tender offer	—	(9,048)
Excess tax benefit from stock options exercised	1,176	5
Payments of dividends to stockholders	(1,378)	(672)

Net cash provided by (used in) financing activities	3,026	(23,233)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,679)	(22,906)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134,974	167,472

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,295	$144,566

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment, net	$2,918	$168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$3

Cash paid for income taxes, net of refunds	$16	$173

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2009 included in its Form 10-K filed on February 26, 2010 with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of March 31, 2010 and December 31, 2009, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Restricted Cash

The Company’s restricted cash balance of $0.3 million at March 31, 2010 consists of an interest-bearing certificate of deposit at Union Bank of California. The certificate of deposit (CD) earns interest at a rate of approximately 0.25% and is renewed every 90 days. The current maturity for the certificate of deposit is July 22, 2010. The Company entered into a security agreement with the bank, whereby it agreed to maintain $0.3 million in an interest-bearing certificate of deposit in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. As of March 31, 2010, there were two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of the Company’s letters of credit.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with U.S. GAAP. For financial instruments, including cash and cash equivalents, short-term and long-term investments and accounts receivable, the carrying amounts approximate fair value due to their short maturities.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from the Company’s facility in California are “delivered at frontier” (“DAF”). As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from the Company’s facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are “free on board” (“FOB”) point of origin meaning that title is passed to the customer upon shipment. Revenue is recognized upon title transfer for sales to OEM’s and merchant power supply manufactures, assuming all other criteria for revenue recognition are met as described below.

The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) (Formerly Staff Accounting Bulletin No. 104, Revenue Recognition) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The Company considers the price to be fixed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based on the creditworthiness of the customer as determined by credit checks performed by the Company as well as the customer’s payment history.

The Company makes sales to distributors and retail partners and recognizes revenue based on a sell-through method. Sales to distributors are made under terms allowing certain price protection and rights of return on the Company’s products held by the distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The Company determines the amounts to defer based on the level of actual inventory on hand at the distributors as well as inventory in transit to the distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of March 31, 2010 and December 31, 2009 was approximately $23.7 million and $17.6 million, respectively. The total deferred cost as of March 31, 2010 and December 31, 2009 was approximately $11.8 million and $8.6 million, respectively. In addition, the Company determined the impact of the returns and pricing uncertainties related to the deferred revenue to be negligible over the reported periods.

Common Stock and Common Stock Dividends

In May 2009, the Company’s board of directors authorized the use of $25 million to repurchase the Company’s common stock. From May 2009 to December 31, 2009 the Company purchased 0.5 million shares for approximately $11.0 million. In the three months ended March 31, 2010, the Company purchased 0.2 million shares for approximately $6.1 million (including fees), leaving approximately $7.9 million remaining for future share repurchases. There is currently no expiration date for this repurchase program.

In January 2010, the Company’s Board of Directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to shareholders of record at the end of each quarter in 2010. The first of four quarterly dividend payments was made on March 31, 2010, in the amount of $1.4 million. The Company expects the remaining dividends will result in approximately the same quarterly use of cash.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for receivables and inventories. These estimates are based on historical facts and various other assumptions that the Company believes to be reasonable at the time the estimates are made.

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$12,314	$404
Other comprehensive income:
Translation adjustments	(50)	(47)

Tax impact	10	38

Total comprehensive income	$12,274	$395

Prepaid Expenses and Other Current Assets (in thousands)

	March 31, 2010	December 31, 2009
Prepaid legal fees	$3,000	$4,000
Prepaid inventory (Note 16)	2,551	2,858
Advance to third party (Note 15)	1,750	—
Prepaid income tax	2,818	1,295
Prepaid maintenance agreements	474	527
Interest receivable	820	693
Other	1,717	1,318

Total	$13,130	$10,691

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. STOCK PLANS AND STOCK-BASED COMPENSATION:

Stock Plans

As of March 31, 2010, the Company had five stock-based employee compensation plans, the “Plans”, which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan"). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of March 31, 2010, the maximum remaining number of shares that may be issued under the 2007 Plan was 8,376,193 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (that was adopted by the board of directors on January 27, 2009), to nonemployee directors have been made primarily under the 2007 Plan. The Directors Equity Compensation Program provides in certain circumstances (depending on the status of the particular director’s holdings of Company stock options) for the automatic grant of nonstatutory stock options to nonemployee directors of the Company on the first trading day of July in each year over their period of service on the board of directors. Further, each future nonemployee director of the Company would be granted under the 2007 Plan: (a) on the first trading day of the month following commencement of service, an option to purchase the number of shares of common stock equal to: the fraction of a year between the date of the director’s appointment to the board of directors and the next July 1, multiplied by 8,000, which option shall vest on the next July 1st; and (b) on the first trading day of July following commencement of service, an option to purchase 24,000 shares vesting monthly over the three year period commencing on the grant date. The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.

On July 28, 2009, the 2007 Plan was amended generally to prohibit outstanding options or stock appreciation rights from being cancelled in exchange for cash without stockholder approval.

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

1997 Outside Directors Stock Option Plan

In September 1997, the board of directors adopted the 1997 Outside Directors Stock Option Plan (the ‘‘Directors Plan’’). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service. In the event of certain changes in control of the Company, all options outstanding under the Directors Plan will become immediately vested and exercisable in full. Beginning in January 2009, the board of directors suspended grants under the Directors Plan, and nonemployee directors have received, and will receive, initial and annual grants primarily under the Power Integrations 2007 Equity Incentive Plan (described above) pursuant to the “Directors Equity Compensation Program” (see description above). The suspension of grants under the Directors Plan is indefinite, and will last until the board of directors or compensation committee determines that grants under the Directors Plan will no longer be suspended.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

On July 28, 2009, the Directors Plan was amended generally to prohibit outstanding options from being amended to reduce the exercise price of such outstanding options or canceled in exchanged for cash, other awards or options with a lower exercise price without stockholder approval.

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan was approved by the Company’s directors; stockholder approval was not required at that time and was not sought. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of March 31, 2010, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan).

Prior to February 1, 2009, each offering period consisted of four consecutive purchase periods of approximately six months duration, or such other number or duration as the Board determined. Beginning February 1, 2009, each offering period consists of one purchase period of approximately six months duration. In accordance with Accounting Standards Codification (ASC) 718-10 (Formerly Statement of Financial Accounting Standards (SFAS) 123 (revised), Share-Based Payment), the Company’s change in the Purchase Plan offering period was considered a plan modification, and following the guidance of ASC 718-10, the Company accelerated the stock-based compensation expense for the modified purchase rights for a total of $1.6 million in the first quarter of 2009. This amount was reflected in the operating expense captions in the Company’s condensed consolidated statement of income at March 31, 2009. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of March 31, 2010, 2,160,597 shares had been purchased and 839,403 shares were reserved for future issuance under the Purchase Plan.

Stock-Based Compensation

The Company applies the provisions of ASC 718-10. Under the provisions of ASC 718-10, the Company recognizes the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. The Company uses estimates of volatility, expected term, risk-free interest rate, dividend yield and forfeitures in determining the fair value of these awards and the amount of compensation to recognize. Changes in these estimates could result in changes to the Company’s compensation charges.

As of March 31, 2010 there were approximately $9.2 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options. The unrecognized compensation costs at March 31, 2010 are expected to be recognized over a weighted-average period of 2.50 years.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

As of March 31, 2010, the Company had $1.3 million and $0.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance-based share grants and restricted stock units, respectively. The unamortized compensation expense will be recognized on a straight-line basis. The weighted average estimated remaining lives are 0.75 years and 3.69 years for performance-based share grants and restricted stock units, respectively.

As of March 31, 2010, the total unrecognized compensation cost under the Purchase Plan to purchase the Company’s common stock was approximately $0.3 million. The Company will amortize this cost on a straight-line basis over approximately 0.5 years.

In the first quarter of 2010 a total of approximately $2.0 million was recorded as stock-based compensation expense, and was comprised of approximately $1.4 million related to stock options, $0.3 million related to performance shares, $41,000 related to restricted stock units, $0.3 million related to the Purchase Plan and approximately $7,000 in compensation expense amortized from beginning inventory. In the first quarter of 2009 a total of approximately $4.0 million was recorded as stock compensation expense, comprised of approximately $1.8 million related to stock options, including performance shares of $0.1 million, $2.2 million related to the Purchase Plan and a reduction of approximately $32,000 in compensation expense capitalized into inventory.

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

Estimated Forfeitures. The Company uses historical data to estimate pre-vesting option and stock award forfeitures, and records share-based compensation expense only for those awards that are expected to vest.

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the first quarter of 2009:

	Three Months Ended March 31,
	2010(1)	2009
Risk-free interest rates	—	1.76%
Expected volatility rates	—	48%
Expected dividend yield	—	0.52%
Expected term of stock options (in years)	—	5.01
Weighted-average grant date fair value of options granted	—	$7.66

(1)	The Company did not grant stock options in the first quarter of 2010, and therefore no assumptions were reported for that period. The company granted restricted stock units to new-hire employees in the first quarter of 2010; see the Restricted Stock Units section below for details.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rates	0.17%	0.39%
Expected volatility rates	36%	56%
Expected dividend yield	0.55%	0.52%
Expected term of purchase right (in years)	0.5	0.5
Weighted-average estimated fair value of purchase rights	$7.96	$6.02

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2010 and March 31, 2009 (in thousands).

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$157	$162
Research and development	727	1,836
Sales and marketing	410	994
General and administrative	733	993

Total	$2,027	$3,985

A summary of stock option activity under the Plans, excluding performance-based shares and restricted stock units, as of March 31, 2010, and changes during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	5,724	$21.65
Granted	—	—
Exercised	(433)	19.12
Forfeited or expired	(174)	35.99

Outstanding at March 31, 2010	5,118	$21.37	5.24	$101,488

Exercisable at March 31, 2010	4,025	$21.13	4.31	$80,796

Vested and expected to vest at March 31, 2010	5,043	$21.37	5.19	$100,025

The Company did not grant stock options in the three months ended March 31, 2010. The weighted-average, grant-date fair value of options granted for the three months ended March 31, 2009 was $7.66. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $8,279,981 and $673,016, respectively.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Performance-based Awards

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

During the quarter ended March 31, 2010, the Company issued 52,400 performance-based awards to executives. As the net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, will be recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets. The cost of performance-based awards was determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. The grant-date fair value of these awards was approximately $32.07.

In January 2010, it was determined that the Company had reached the established performance targets for the 2009 performance-based awards. Accordingly, the 119,200 performance-based awards, which were fully vested, were released to the Company’s employees and executives in 2010. Of this amount 23,392 shares were purchased by the Company and retired for executive income tax withholding. The grant date fair value for these awards was $18.66.

Each performance-based award granted from the 2007 plan will reduce the number of options available for issuance by 2.0 shares.

Restricted Stock Units (RSUs)

The Company grants restricted stock units to employees under the 2007 Plan. The RSUs typically vest ratably over a certain period of time, subject to the employee’s continued service to the Company over that period. RSUs granted to employees typically vest over a four-year period, and are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2007 plan will reduce the number of options available for issuance by 2.0 shares.

A summary of RSUs outstanding as of March 31, 2010 was as follows (in thousands):

	Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	13
Granted	13
Exercised	—
Forfeited or expired	—

Outstanding at March 31, 2010	26	2.19	$1,065

Vested and expected to vest at March 31, 2010	22	2.19	$904

The weighted-average grant-date fair value of RSUs awarded in the three months ended March 31, 2010 was approximately $36.41; there were no RSUs granted in the three months ended March 31, 2009.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. INVENTORIES:

Inventories (which consist of costs associated with the purchases of wafers from offshore foundries and of packaged components from offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$7,335	$5,870
Work-in-process	9,116	7,694
Finished goods	14,975	12,684

Total	$31,426	$26,248

5. INTANGIBLE ASSETS:

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of an intangible asset over the term of the acquired license or patent rights, which ranges from five to ten years. Amortization for all acquired intangible assets was approximately $0.2 million in both the three months ended March 31, 2010 and March 31, 2009. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

	March 31, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Technology licenses	$3,000	$(1,200)	$1,800	$3,000	$(1,125)	$1,875
Patent rights	1,949	(1,597)	352	1,949	(1,542)	407
Developed technology	1,140	(366)	774	1,140	(326)	814
Other intangibles	37	(36)	1	37	(34)	3

Total intangible assets	$6,126	$(3,199)	$2,927	$6,126	$(3,027)	$3,099

The estimated future amortization expense related to intangible assets at March 31, 2010 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2010 (remaining 9 months)	$512
2011	651
2012	463
2013	463
2014	463
Thereafter	375

Total	$2,927

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. SIGNIFICANT CUSTOMER CONCENTRATIONS AND SALES INFORMATION:

Customer Concentration

Ten customers accounted for approximately 60% and 65% of net revenues for the three months ended March 31, 2010 and March 31, 2009, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Two customers, both distributors of the Company’s products, accounted for 13% and 11% of net revenues in the three months ended March 31, 2010. The same two customers accounted for 16% and 11% of net revenues in the three months ended March 31, 2009.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2010 and December 31, 2009, 68% and 63%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.

As of March 31, 2010, two customers, both distributors of the Company’s products, accounted for 19% and 13% of accounts receivable. As of December 31, 2009 one customer, also a distributor of the Company’s products, accounted for 15% of accounts receivable. No other customer accounted for more than 10% of net accounts receivable in the periods mentioned.

International Sales

The Company markets its products through its sales personnel and a worldwide network of distributors. As a percentage of total net revenues, international sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended March 31,
	2010	2009
Hong Kong/China	28%	30%
Korea	21%	22%
Taiwan	26%	21%
Western Europe (excluding Germany)	7%	10%
Germany	3%	4%
Japan	6%	4%
Singapore	2%	1%
Other	2%	3%

Total revenue, excluding the Americas.	95%	95%

The remainder of the Company’s sales were to customers within the Americas, primarily located in the United States, with some customers located in Mexico and Brazil.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Product Sales

Approximately 98% to 99% of the Company’s sales in the three months ended March 31, 2010 and 2009 were from its three primary groupings of AC-DC power-conversion products — TOPSwitch, TinySwitch and LinkSwitch. Approximately 1% to 2% of the Company’s sales came from other product families, principally the Company’s DPA-Switch family of high-voltage DC-DC products.

Revenue mix by product grouping was as follows:

	Three Months Ended March 31,
Product Family	2010	2009
TinySwitch	39%	46%
LinkSwitch	36%	29%
TOPSwitch	24%	23%
Other	1%	2%

7. EARNINGS PER SHARE:

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options and RSUs, as computed using the treasury stock method.

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Basic earnings per share:
Net income	$12,314	$404

Weighted-average common shares	27,470	27,048

Basic earnings per share	$0.45	$0.01

Diluted earnings per share (1) :
Net income	$12,314	$404

Weighted-average common shares	27,470	27,048
Effect of dilutive securities:
Employee stock plans	1,888	1,009

Diluted weighted-average common shares	29,358	28,057

Diluted earnings per share	$0.42	$0.01

(1)	Power Integrations includes the shares underlying performance-based awards in the calculation of diluted EPS when they become contingently issuable per ASC 260-10 (Formerly SFAS No. 128, Earnings per Share) and excludes such shares when they are not contingently issuable. The Company has excluded all performance-based awards underlying the fiscal 2010 awards as those shares are not contingently issuable.

Options to purchase 86,462 shares and 3,152,588 shares of the Company’s common stock outstanding for the quarters outstanding March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share for the periods then ended because exercise prices of the options were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been anti-dilutive.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. INCOME TAXES:

The Company accounts for income taxes under the provisions of ASC 740 (Formerly SFAS No. 109, Accounting for Income Taxes). Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income. The Company limits the deferred tax assets recognized related to certain highly-paid officers of the Company to amounts that it estimates will be deductible in future periods based upon the provisions of the Internal Revenue Code Section 162(m). In the event that the Company determines, based on available evidence and managements judgment, that all or part of the net deferred tax assets will not be realized in the future, the Company would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position.

As of March 31, 2010, the Company continues to maintain a valuation allowance on a portion of its California deferred tax assets primarily due to recent California budget legislation. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company’s effective tax rates for the three months ended March 31, 2010 and 2009 were 20% and 81%, respectively. The Company’s effective tax rate was lower than the statutory rate of 35% for the three months ended March 31, 2010 primarily due to the favorable impact from the geographic distribution of its world-wide earnings partially offset by a valuation allowance on its California deferred tax assets. The Company’s effective tax rate was higher than the statutory rate of 35% for the three months ended March 31, 2009 primarily due to the recent California budget legislation which resulted in the Company reducing the value of its state deferred tax assets by $0.3 million and recording an income tax provision of $0.8 million to establish a valuation allowance to reserve previously recorded net tax benefits from California tax credits. This was partially offset by the geographic distribution of the Company’s world-wide earnings.

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

(unaudited)

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2010. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

10. COMMITMENTS AND CONTINGENCIES:

From time to time the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. See note 11 below. In accordance with ASC 450-10 (Formerly SFAS No. 5, Accounting for Contingencies), the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

The Company purchases wafers through purchase orders from the foundries. All but one of the Company’s wafer agreements are executed in U.S. currency. That agreement requires the wafer purchases to be in Japanese yen; however, the purchase price within that agreement is fixed at a base rate and allows for some sharing of the impact of exchange rate fluctuations from the base rate. The currency fluctuation experienced between the time invoices are submitted to the Company until the time the yen is purchased and remitted to the supplier is a financial responsibility of the Company.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On May 9, 2005, the Company filed a Complaint with the U.S. International Trade Commission (“ITC”) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337 against System General (“SG”). The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by SG, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to the Company’s complaint. SG filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing SG PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing SG chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action from the President, and the ITC exclusion order is now in full effect. SG appealed the ITC decision, and on November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects. On October 27, 2008, SG filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case, and the Company responded to oppose any modification, but the Commission modified the exclusion order on February 27, 2009. Nevertheless, the exclusion order still prohibits SG and related entities from importing the infringing SG chips and any LCD computer monitors, AC printer adapters, and sample/demonstration circuit boards containing an infringing SG chip.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (“SG”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other case between the parties pending the entry of final judgment in that case. The Company has challenged the Court’s stay order with respect to products already found to infringe in the other case, and the remainder of the case is proceeding, On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The case is currently set for the trial to begin on October 4, 2010.

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of three of the patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that two of the patents are unenforceable. The Court set a schedule for the case with claim construction proceedings beginning this summer and a further case management conference in September. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents; the Company is evaluating these new claims and intends to contest them vigorously.

In February, 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People’s Republic of China. Power Integrations Netherlands and its representative offices have filed jurisdictional challenges to the proceedings, which are still in their early stages, with no hearings or trial currently scheduled. The suits assert four Chinese patents and seek an injunction and damages of approximately $17 million. Power Integrations Netherlands has filed invalidation proceedings for all four asserted SG patents in the People’s Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO). The Company believes the Fairchild and SG claims are without merit and intends to contest them vigorously.

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

On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against the Company in the Regional Court Munich I (Germany). This complaint was received by the Company on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of the Company's products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by the Company even though the distribution agreement did not provide for such payment. In its written pleading the Company has denied such claims. In the meantime, however, the parties have entered into a settlement agreement; with a written pleading dated March 26, 2010, Azzurri has therefore withdrawn its claim. With a written pleading dated April 14, 2010, the Company has informed the Regional Court Munich I that it accepts the claim withdrawal. The terms of this settlement agreement have no material impact on the Company’s financial statements.

There can be no assurance that Power Integrations will prevail in the litigation with Fairchild. This litigation, whether or not determined in Power Integrations’ favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, the Company is unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require Power Integrations to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these provisions of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of the remaining provisions of this ASU to have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2010, the Company adopted the following accounting pronouncement:

In December 2008, the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) issued ASC 715-20 (Formerly FASB staff position, or FSP, 132(R)-1, Employer's Disclosures about Postretirement Benefit Plan Assets). ASC 715-20 requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009 and was adopted by the Company in 2010. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of this guidance.

13. FAIR VALUE MEASUREMENTS

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

The Company entered into an agreement (see Note 14) in the second quarter of 2009 pursuant to which, among other things, it may be obligated to acquire another company if that company meets certain financial performance conditions. At March 31, 2010, the Company determined the carrying value of this potential obligation to be zero. The Company used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. The Company derived the Level 2 inputs principally from corroborated observable market data (i.e. correlation values). The Company will update the fair value quarterly and record any changes to the Company’s consolidated financial statements.

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair value hierarchy) include investment-grade corporate bonds, government, state, municipal and provincial obligations, and are

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

valued by using a multi-dimensional relational model, the inputs, when available, are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The Company’s investments classified as Level 1 and Level 2 are held-to-maturity investments, and were valued using the amortized-cost method, which approximates fair market value. The Company held no Level 3 investments at March 31, 2010 and December 31, 2009.

The fair value hierarchy of the Company’s marketable securities was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using:
Description	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$10,292	$—	$10,292
Money market funds	84,874	84,874	—
U.S. Government debt securities	17,304	—	17,304
Corporate Securities	67,084		67,084

Total	$179,554	$84,874	$94,680

14. ROYALTY AGREEMENT:

During the second fiscal quarter of 2009, the Company entered into a license agreement with a company for the use of its technology in exchange for a prepaid royalty of $5.25 million. The Company will amortize the royalty to cost of revenues based on the Company’s sales of products incorporating the licensed technology. The prepaid royalty is included in other assets in its March 31, 2010 condensed consolidated balance sheet.

15. DEFINITIVE AGREEMENT:

On February 26, 2010, the Company entered into a definitive agreement to purchase the assets of an early-stage research and development company for cash totaling $11.8 million. As of December 31, 2009, the Company provided $1.2 million toward the purchase price; this amount is included in other assets in the Company’s condensed consolidated balance sheet at March 31, 2010. The Company also provided to this early-stage company an advance for a loan of $1.8 million in the current quarter (which amount was held in escrow until April 6, 2010 at which time the money was released to this company and the loan became effective). The advance for the loan is included in prepaid expenses in the Company’s condensed consolidated balance sheet at March 31, 2010. The Company expects to deposit the remaining purchase price in escrow in the second quarter of 2010, and to complete the acquisition in approximately July of 2010.

16. SUPPLIER AGREEMENT:

Under an amended wafer supply agreement the Company prepaid $3.1 million for raw materials in 2008. Purchases of raw material under this agreement will be made based upon future production build plans of the Company’s wafers. As of March 31, 2010, $2.6 million remained as prepaid under this agreement. The Company included the refundable prepayment in prepaid expenses and other current assets in its March 31, 2010 and December 31, 2009 condensed consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A — “Risk Factors” and elsewhere in this report.

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

While the size of the power-supply market fluctuates with changes in macroeconomic conditions, such as the recent economic downturn, the market has generally exhibited a modest growth rate over time, as growth in the unit volumes of power supplies has largely been offset by reductions in the average selling price of components in this market. Therefore, the growth rate of our revenues, income and cash flow depends primarily on our penetration of the power supply market, as well as our success in expanding the addressable market by introducing new products that address a wider range of applications. Our growth strategy includes the following elements:

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

Our quarterly and annual operating results are difficult to predict and subject to significant fluctuations. Customers typically can cancel or reschedule orders without significant penalty. Also, external factors such as global economic conditions and supply-chain dynamics can cause our operating results to be volatile. For example, like many semiconductor companies, we experienced a sharp decrease in demand for our products beginning in the fourth quarter of 2008 as a result of the global economic downturn, but have experienced a strong recovery in demand since the first quarter of 2009, reflecting an improvement in business conditions industry-wide as well as increased penetration of our products into our addressable markets. Also, we plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. The strong demand for our products in recent periods has resulted in shortages of certain products and caused an extension of our lead times for delivery to customers. We are adding production capacity in order to ensure that we can satisfy customer demand; however, if we do not have adequate inventory of products to satisfy our customers’ demand, our operating results may be impacted.

Moreover, during periods where lead times have increased, there have been instances of double ordering in the industry. Following these periods, there is increased risk of order cancellation or rescheduling as supply catches up and lead times are reduced.

Our net revenues were $71.5 million and $40.3 million in the first quarters of 2010 and 2009, respectively. The growth of revenues year over year reflects overall growth in demand for electronic products, as well as increased penetration of our products into our addressable markets. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 60% and 65% of our net revenues in the first quarters of 2010 and 2009, respectively. Our top two customers, both distributors of our products, collectively accounted for approximately 24% of our net revenues in the first quarter of 2010. In the first quarter of 2009 the same two customers accounted for 27% of net revenues. International sales comprised 95% of our net revenues in both periods.

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

Our gross profit, defined as net revenues less cost of revenues, was $35.9 million, or 50% of net revenues, in the first quarter of 2010, compared to $20.9 million, or 52% of net revenues, in the same period of 2009. The reduction in our gross margin in the first quarter of 2010 was driven by several factors, including: increased sales of recently introduced products, which tend to have a lower gross margin than early generation products: the weakening of the U.S. dollar compared with the Japanese yen, which increases the cost of our silicon wafers; and the expiration of our royalty agreement with Panasonic in mid-2009, which eliminated a small but high-margin revenue stream. While we cannot predict the future direction of our gross margin because many of the factors influencing it are outside of our control, we are working to increase our gross margin through a combination of product-cost reductions and the development of new products and technologies aimed at increasing the value of our ICs to customers.

Total operating expenses in the first quarters of 2010 and 2009 were $21.0 million and $19.6 million, respectively. The increase in operating expenses in 2010 compared with 2009 was driven primarily by: increased payroll and related expenses as a result of increased headcount in research and development as well as sales and marketing, and increased general and administrative expenses as a result of increased legal fees related to patent litigation. These increases were partially offset by lower stock-based compensation expenses; operating expenses for the first quarter of 2009 included $1.6 million of stock-based compensation expenses resulting from a change to our employee stock purchase plan from a 2-year offering period to a 6-month offering period. In addition there were fewer stock awards granted in the first quarter of 2010 versus the same period in 2009.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from our facility in California are “delivered at frontier” (“DAF”). As such, title to the product passes to the customer and revenue is recognized when the shipment reaches the destination country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from our facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from our foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are “free on board” (“FOB”) point of origin meaning that title is passed to the customer upon shipment. Revenue is recognized upon the title transfer for sales to OEM’s and merchant power supply manufactures, assuming all other criteria for revenue recognition are met as described below.

We apply the provisions of ASC 605-10 (Formerly Staff Accounting Bulletin No. 104, Revenue Recognition) and all related appropriate guidance. We recognize revenue when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. We generally use customer purchase orders to determine the existence of an arrangement. We consider delivery to have occurred when title and risk of loss have transferred to the customer. We consider the price to be fixed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based on the creditworthiness of the customer as determined by credit checks we perform as well as the customer’s payment history.

We make sales to distributors and retail partners and recognize revenue based on a sell-through method. Sales to distributors are made under terms allowing certain price protection and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to our customers. We determine the amount to defer based on the level of actual inventory on hand at our distributors as well as inventory in transit to our distributors. Fluctuations in deferred income on sales to distributors coincide with an increase or decrease in revenue shipments to our distributors; in addition, deferred income levels are also impacted by the speed at which our distributors sell our products to their end customers. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of March 31, 2010 and December 31, 2009 was approximately $23.7 million and $17.6 million, respectively. The total deferred cost as of March 31, 2010 and December 31, 2009 was approximately $11.8 million and $8.6 million, respectively.

Stock-based compensation

We apply the provisions of ASC 718-10 (Formerly SFAS No. 123(R), Share-Based Payment). Under the provisions of ASC 718-10, we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. We use estimates of volatility, expected term, risk-free interest rate, dividend yield and forfeitures in determining the fair value of these awards. Changes in these estimates could result in changes to our compensation charges.

Estimating sales returns and allowances

Net revenues consist primarily of product revenues reduced by estimated sales returns and allowances and pricing credits (discussed below). To estimate sales returns and allowances, we analyze, both when we initially establish the reserve and then each quarter when we review the adequacy of the reserve, the following factors: historical returns, current economic trends, levels of inventories of our products held by our distributors, and changes in customer demand and acceptance of our products. This reserve represents a reserve of the gross profit on estimated future returns and is reflected as a reduction to accounts receivable in the accompanying consolidated balance sheets. Increases to the reserve are recorded as a reduction to net revenues equal to the expected customer credit memo, and a corresponding credit is made to cost of revenues equal to the estimated cost of the product to be returned. The net difference, or gross margin, is recorded as an addition to the reserve. Because the reserve for sales returns and allowances is based on our judgments and estimates, particularly as to future customer demand and level of acceptance of our products, our reserves may not be adequate to cover actual sales returns and other allowances. If our reserves are not adequate, our future net revenues and cost of revenues could be adversely affected.

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

We account for income taxes under the provisions of ASC 740 (Formerly SFAS No. 109, Accounting for Income Taxes). Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will more likely than not be realized based on available evidence and management’s judgment. We limit the deferred tax assets recognized related to certain of our officers’ compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

As of March 31, 2010, we continue to maintain a valuation allowance on a portion of our California deferred tax assets primarily due to recent California budget legislation. We also maintain a valuation allowance with respect to certain of our deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Goodwill and intangible assets

In accordance with ASC 350-10 (Formerly SFAS No. 142, Goodwill and Other Intangible Assets), we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. We evaluated goodwill for impairment in the fourth quarter 2009, and concluded that no impairment existed.

ASC 350-10 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with ASC 360-10 (Formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We would present assets to be disposed of separately in the balance sheet and would report the assets at the lower of the carrying amount or fair value less costs to sell, and would no longer depreciate the assets and liabilities of a disposed group classified as held for sale. Currently, we have no impairment of long-lived assets nor any assets held for sale.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2010	2009
Net revenues	100.0%	100.0%
Cost of revenues	49.8	48.0

Gross profit.	50.2	52.0
Operating expenses:
Research and development	11.3	19.2
Sales and marketing	9.7	15.4
General and administrative	8.4	14.1

Total operating expenses	29.4	48.7

Income from operations	20.8	3.3
Total other income, net	0.7	2.0

Income before provision for income taxes	21.5	5.3
Provision for income taxes	4.3	4.3

Net income	17.2%	1.0%

Comparison of the Three Months Ended March 31, 2010 and 2009

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus, in the first quarter of 2009, license fees and royalties. Net revenues for the three months ended March 31, 2010 were $71.5 million compared to $40.3 million for the three months ended March 31, 2009, an increase of $31.2 million, or 77%. The increase in revenues reflects a combination of higher overall demand for electronic devices incorporating our products and greater penetration of our products in the AC-DC power supply market. The growth in revenues was broad-based, with higher sales into all of our major end markets (communications, computer, consumer and industrial), including applications such as appliances, home entertainment equipment, mobile-phone chargers, LED lights and utility meters.

Our net revenue mix by product family for the three months ended March 31, 2010 compared with the three months ended March 31, 2009 was as follows:

	Three Months Ended March 31,
Product Family	2010	2009
TinySwitch	39%	46%
LinkSwitch	36%	29%
TOPSwitch	24%	23%
Other	1%	2%

Approximate revenue mix by end markets served for the three months ended March 31, 2010 compared with the three months ended March 31, 2009:

	Three Months Ended March 31,
End Market	2010	2009
Consumer	36%	34%
Communication	32%	33%
Computer	12%	15%
Industrial	20%	18%

International sales, defined as sales outside of the Americas based on “ship to” customer locations, were $67.6 million in the first quarter of 2010 compared with $38.3 million for the same period in 2009, an increase of approximately $29.3 million. International sales represented 95% of net revenues in both periods. Although the power supplies incorporating our products are designed in and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 84% and 81% of our net revenues for the three months ended March 31, 2010 and 2009, respectively.

Product sales through distributors accounted for 66% of net product sales for the first quarter of 2010 and 34% of net product sales were to OEMs and power supply manufactures; the corresponding figures for the first quarter of 2009 were 67% and 33%, respectively. Two customers, both distributors of our products, accounted for 13% and 11% of net revenues in the three months ended March 31, 2010. The same two distributors accounted for 16% and 11% of net revenues in the three months ended March 31, 2009. No other customer accounted for 10% or more of our revenues in the periods mentioned.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009
Net revenues	$71.5	$40.3
Gross profit	$35.9	$20.9
Gross margin	50.2%	52.0%

The decrease in our gross margin in the first quarter of 2010 compared to the same period in 2009 was driven primarily by lower royalty revenues from the expiration of our royalty agreement with Panasonic in June 2009, which accounted for 1.0% of the decline, and increased sales of recently introduced products, which tend to have a lower gross margin than earlier-generation products, and a stronger Japanese yen compared to the U.S. dollar, which collectively accounted for the remaining 0.8% of the decline.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009
Net revenues	$71.5	$40.3
R&D expenses	$8.1	$7.7
R&D expenses as a % of net revenue	11.3%	19.2%

R&D expenses increased in the first quarter of 2010 compared to the first quarter of 2009, driven primarily by increased payroll and related expenses as a result of increased headcount, as well as increased product and technology development expenses. These expenses were partially offset by decreased stock-based compensation expense in the first quarter of 2010, as a result of a modification of our employee stock purchase plan (see “Overview” above). The modification resulted in $0.8 million in stock-based compensation expenses in the first quarter of 2009 that would otherwise have been recognized in future quarters. Total stock-based compensation expense in the first quarter of 2010 was $0.7 million compared to $1.8 million in the first quarter of 2009.

We expect our R&D expenses to increase in future periods as a result of the pending acquisition described in Note 15 to our condensed consolidated financial statements above. We believe the acquisition will result in additional annual R&D expenses of $3.0 million to $3.5 million beginning in the third quarter of 2010; a portion of these expenses will be non-cash amortization of intangible assets.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009
Net revenues	$71.5	$40.3
Sales and marketing expenses	$6.9	$6.2
Sales and marketing expenses as a % of net revenue	9.7%	15.4%

The increase in sales and marketing expenses in the first quarter of 2010 compared to the first quarter of 2009 was driven primarily by increased payroll and related expenses as a result of increased headcount, in addition to higher commission expenses resulting from increased revenues. The increase was partially offset by lower stock-based compensation expenses in the first quarter of 2010 as a result of the modification of our employee stock purchase plan, which resulted in $0.4 million in stock-based compensation expenses in the first quarter of 2009 that would otherwise have been recognized in future quarters. Stock-based compensation expense in the first quarter of 2010 was $0.4 million compared to $1.0 million in the first quarter of 2009.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009
Net revenues	$71.5	$40.3
G&A expenses	$6.0	$5.7
G&A expenses as a % of net revenue	8.4%	14.1%

G&A expenses increased period-over-period as a result of increased legal expenses of $0.4 million related to patent litigation and acquisition activity, increased payroll related expenses of $0.1 million due primarily to payroll taxes due to option exercises, and increased consulting expenses of $0.1 million. These increases were partially offset by lower stock-based compensation expense in the first quarter of 2010 as a result of the modification of our employee stock purchase plan, which resulted in $0.3 million in stock-based compensation expenses in the first quarter of 2009 that would otherwise have been recognized in future quarters. Stock-based compensation expense in the first quarter of 2010 was $0.7 million compared to $1.0 million in the first quarter of 2009.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents and short and long-term investments. The table below compares other income, net for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009
Net revenues	$71.5	$40.3
Other income, net	$0.5	$0.8
Other income, net as a % of net revenue	0.7%	2.0%

Other income, net, for the first quarter of 2010 was $0.5 million compared to $0.8 million for the same period in 2009. The reduction was driven by a decrease in interest income reflecting a decrease in interest rates earned on cash and investment balances.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income tax expenses for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,
	2010	2009
Income before provision for income taxes	$15.4	$2.1
Provision for income taxes	$3.1	$1.7
Effective tax rate	19.9%	81.0%

The provision for income taxes was $3.1 million for the quarter ended March 31, 2010 compared to $1.7 million for the quarter ended March 31, 2009. Our effective tax rates for the three months ended March 31, 2010 and 2009 were 20% and 81%, respectively. The difference between the expected statutory rate of 35% and our effective tax rate for the first quarter of 2010 was primarily due to the favorable impact from the geographic distribution of our world-wide earnings partially offset by a valuation allowance on our California deferred tax asset. The difference between the expected statutory rate of 35% and our effective tax rate for the first quarter of 2009 was primarily due to California budget legislation which resulted in the Company reducing the value of its state deferred tax assets by $0.3 million and recording an income tax provision of $0.8 million to establish a valuation allowance to reserve previously recorded net tax benefits from California tax credits. This was partially offset by the geographic distribution of our world-wide earnings.

Liquidity and Capital Resources

As of March 31, 2010, we had $210.2 million in cash, cash equivalents and short-term and long-term investments (including $0.3 million of restricted cash), an increase of approximately $14.3 million from $195.9 million as of December 31, 2009. As of March 31, 2010, we had working capital, defined as current assets less current liabilities, of $175.0 million, a decrease of approximately $5.0 million from $180.0 million as of December 31, 2009.

Our operating activities generated cash of $16.8 million in the three months ended March 31, 2010, driven primarily by i) net income of $12.3 million, which included the impact of non-cash depreciation and amortization expenses and stock-based compensation expenses totaling $2.9 million and $2.0 million, respectively, ii) an increase in accounts payable of $6.3 million related to increased production demand and iii) increased deferred income on sales to distributors of $2.9 million related to increased shipments in the first quarter of 2010 compared to the prior quarter. These sources of cash were partially offset by i) an increase in accounts receivable of $5.8 million, related to increased customer shipments and ii) increased inventory of $5.2 million to accommodate the increase in demand.

Our operating activities generated cash of $1.8 million in the three months ended March 31, 2009, driven primarily by net income of $0.4 million, which included the impact of non-cash depreciation and amortization expenses and stock-based compensation expenses totaling $2.5 million and $4.0 million, respectively. These sources of cash were partially offset by an increase in accounts receivable, which resulted in a $5.0 million use of cash. The increase in accounts receivable primarily reflected the timing of sales, as sales strengthened in the latter part of the quarter ended March 31, 2009.

Our investing activities in the three months ended March 31, 2010 resulted in a $29.5 million use of cash, consisting of $24.4 million of net purchases of held-to-maturity investments, $3.4 million for purchases of property and equipment, and $1.8 million as an advance to purchase the assets of an early-stage research and development company which we intend to acquire (see Note 15 related to our definitive agreement). Our investing activities in the three months ended March 31, 2009 consisted primarily of net expenditures of $1.5 million, consisting of $1.8 million for purchases of property and equipment, partially offset by net proceeds of $0.2 million on the sale of held-to-maturity investments.

In the three months ended March 31, 2010, we received $3.0 million, net, from financing activities. We received $10.0 million from the issuance of common stock, including $8.3 million from the exercise of employee stock options, and $1.7 million from the issuance of shares through our employee stock purchase plan. These receipts were partially offset by the use of $6.0 million for the repurchase of our common stock, $1.4 million for the payment of dividends to stockholders and $0.8 million for the repurchase and retirement of shares related to employee income tax withholding.

We intend to pay dividends on a quarterly basis through the end of 2010, which are expected to result in a similar use of cash for each of the next three quarters. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

On May 14, 2009, we announced that our board of directors had authorized the use of up to $25 million for the repurchase of shares of our common stock. From May 14, 2009 to December 31, 2009, we purchased 496,468 shares of our common stock for approximately $11.0 million. In the first quarter of 2010 we purchased 170,774 shares of our common stock for approximately $6.1 million (including fees), and as of March 31, 2010, there was approximately $7.9 million remaining for future repurchases (including fees).

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

As of March 31, 2010, we had contingent tax liabilities of $25.1 million, compared to $23.9 million as of December 31, 2009. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months. We will continue to accrue for uncertain tax positions during 2010 using the effective tax rate.

There were no material changes outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our restricted cash balance of $0.3 million at March 31, 2010 consisted of an interest-bearing certificate of deposit at the Union Bank of California. We entered into a security agreement with the bank, whereby the bank agreed to maintain $0.3 million in an interest-bearing certificate of deposit. The certificate of deposit is restricted based on the bank’s requirement that we maintain a restricted cash account in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. As of March 31, 2010, there were two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of our letters of credit.

If our operating results deteriorate during the remainder of 2010, either as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these provisions of ASU No. 2010-06 did not have a material impact on our consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. We do not expect the adoption of the remaining provisions of this ASU to have a material impact on our condensed consolidated financial statements.

On January 1, 2010, we adopted the following accounting pronouncement:

In December 2008, the Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) issued ASC 715-20 (Formerly FASB staff position, or FSP, 132(R)-1, Employer's Disclosures about Postretirement Benefit Plan Assets). ASC 715-20 requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009 and was adopted by us in 2010. There was no material impact to our condensed consolidated financial statements as a result of the adoption of this guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2009 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At March 31, 2010 and December 31, 2009, we held primarily cash equivalents and short-term and long-term investments with fixed interest rates.

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe and involve a contract with one of our suppliers, OKI. Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts; however, the contract prices to purchase wafers from OKI are denominated in Japanese yen and the agreement allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. The purchase price is fixed at a base rate and allows for some sharing of the impact of exchange rate fluctuations from the base rate. One of our other major suppliers, Epson, contracts prices to purchase wafers in U.S. dollars, however; the agreement with Epson also allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S.

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

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 9, 2005, we filed a Complaint with the U.S. International Trade Commission (“ITC”) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337 against System General (“SG”). We filed a supplement to the complaint on May 24, 2005. We alleged infringement of our patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by SG, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to our complaint. SG Corporation filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. We subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing SG PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing SG chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action from the President, and the ITC exclusion order is now in full effect. SG appealed the ITC decision, and on November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects. On October 27, 2008, SG filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case, and we responded to oppose any modification, but the Commission modified the exclusion order on February 27, 2009. Nevertheless, the exclusion order still prohibits SG and related entities from importing the infringing SG chips and any LCD computer monitors, AC printer adapters, and sample/demonstration circuit boards containing an infringing SG chip.

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

On May 23, 2008, we filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (“SG”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered our complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any our patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing us of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against us, also in Delaware, which Fairchild dismissed in favor of adding its claims to our already pending suit against Fairchild. We has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and we filed our opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other case between the parties pending the entry of final judgment in that case. We have challenged the Court’s stay order with respect to products already found to infringe in the other case, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of us and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The case is currently set for trial to begin on October 4, 2010.

On June 28, 2004, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (“SG”), a Taiwanese company, and its U.S. subsidiary. Our complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of our patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, we re-filed our complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of three of the patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). We seek, among other things, an order enjoining Fairchild and SG from infringing our patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integration patent, that the patents are invalid, and that two of the patents are unenforceable. The Court set a schedule for the case with claim construction proceedings beginning this summer and a further case management conference in September. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing us of infringing two patents; we are evaluating these new claims and intend to contest them vigorously.

In February, 2010, Fairchild and System General (“SG”) filed suits for patent infringement against our subsidiary, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People’s Republic of China. Power Integrations

Netherlands and its representative offices have filed jurisdictional challenges to the proceedings, which are still in their early stages, with no hearings or trial currently scheduled. The suits assert four Chinese patents and seek an injunction and damages of approximately $17 million. Power Integrations Netherlands has filed invalidation proceedings for all four asserted SG patents in the People’s Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO). We believe the Fairchild and SG claims are without merit and intend to contest them vigorously.

In 2009, the IRS completed its audit of our 2002 and 2003 tax returns. We and the IRS were unable to reach an agreement on the adjustment it proposed for those years with respect to our research and development cost-sharing arrangement. We agreed to rollover this disputed issue into the audit of our tax returns for fiscal years 2004 through 2006 which is now in progress, in order to allow the IRS to further evaluate multiple year data related to our research and development cost-sharing arrangement.

On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against us in the Regional Court Munich I (Germany). This complaint was received by us on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of our products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by us even though the distribution agreement did not provide for such payment. In its written pleading we have denied such claims. In the meantime, however, the parties have entered into a settlement agreement; with a written pleading dated March 26, 2010 Azzurri has therefore withdrawn its claim. With a written pleading dated April 14, 2010 we have informed the Regional Court Munich I that we accept the claim withdrawal. The terms of this settlement agreement have no material impact on our financial statements.

There can be no assurance that we will prevail in the litigation with Fairchild. This litigation, whether or not determined in our favor or settled, will be costly and will divert the efforts and attention of our management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. In addition, we are unable to predict the outcome of the other legal proceedings and matters described above. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing the technology, any of which could have a material adverse effect on our business, financial condition and operating results.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. These matters are subject to inherent uncertainties and our view of these matters may change in the future and could result in charges that would have a material adverse impact on our financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, except that one risk factor contained in our Annual Report on Form 10-K did not appear below as we no longer consider this risk material.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 60% and 62% of our net revenues for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for both the quarter ended March 31, 2010 and 2009. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)(2)
January 1 to January 31, 2010	—	$—	—	$14.0
February 1 to February 28, 2010	194,166	$35.03	170,774	$7.9
March 1 to March 31, 2010	—	$—	—	$7.9

Total	194,166		170,774

(1)	In February 2010, we purchased and retired 23,392 shares, which totaled $0.8 million, of common stock from our executives for income tax withholding.
(2)	On May 14, 2009, we announced that our board of directors had authorized the use of up to $25 million for the repurchase of shares of our common stock. From May 14, 2009 to December 31, 2009, we purchased 496,468 shares of our common stock for approximately $11.0 million. In the first quarter of 2010 we purchased 170,774 shares of our common stock for approximately $6.1 million (including fees), and as of March 31, 2010, there was approximately $7.9 million (including fees) remaining for future repurchases. Currently there is no expiration date for this stock repurchase plan.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: May 6, 2010	By:	/s/ BILL ROESCHLEIN
Bill Roeschlein
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

10.1	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement.

10.2	Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010.

10.3	2010 Executive Compensation Arrangements (Described under Item 5.02 of our Current Reports on Form 8-K, as filed with the SEC on February 5, 2010 and April 16, 2010, SEC File No. 000-23441.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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