Form 10-Q
period 2010-06-30
POWER INTEGRATIONS INC
filed 2010-08-06
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2010
Common Stock, $.001 par value	27,849,260 shares

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, including: our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services; our ability to compete in those markets based on timeliness, cost and market demand; and our ability to procure on reasonable terms an adequate and timely supply of our products from third party manufacturers. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any such obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,775	$134,974
Restricted cash	250	250
Short-term investments	12,273	20,567
Accounts receivable, net of allowances of $284 and $302 in 2010 and 2009, respectively	18,282	21,756
Inventories	35,724	26,248
Notes receivable	4,750	—
Deferred tax assets	1,474	1,389
Prepaid expenses and other current assets	7,144	10,691

Total current assets	239,672	215,875

INVESTMENTS	56,609	40,100
PROPERTY AND EQUIPMENT, net	70,739	62,381
INTANGIBLE ASSETS, net	2,755	3,099
GOODWILL	1,824	1,824
DEFERRED TAX ASSETS	13,796	14,590
OTHER ASSETS	6,686	6,698

Total assets	$392,081	$344,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,109	$16,944
Accrued payroll and related expenses	6,922	6,145
Taxes payable	251	478
Deferred income on sales to distributors	14,926	9,040
Accrued professional fees	2,631	3,018
Other accrued liabilities	850	291

Total current liabilities	48,689	35,916

LONG-TERM INCOME TAXES PAYABLE	26,188	23,859

Total liabilities	74,877	59,775

STOCKHOLDERS’ EQUITY:
Common stock	28	27
Additional paid-in capital	157,354	150,021
Accumulated other comprehensive income (loss)	(51)	4
Retained earnings	159,873	134,740

Total stockholders’ equity	317,204	284,792

Total liabilities and stockholders’ equity	$392,081	$344,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET REVENUES	$79,858	$49,250	$151,365	$89,539
COST OF REVENUES	38,369	25,053	73,954	44,410

GROSS PROFIT	41,489	24,197	77,411	45,129

OPERATING EXPENSES:
Research and development	8,674	7,689	16,785	15,413
Sales and marketing	7,527	5,925	14,447	12,147
General and administrative	6,465	5,594	12,478	11,275

Total operating expenses	22,666	19,208	43,710	38,835

INCOME FROM OPERATIONS	18,823	4,989	33,701	6,294
OTHER INCOME
Other income, net	471	754	965	1,578

Total other income.	471	754	965	1,578

INCOME BEFORE PROVISION FOR INCOME TAXES	19,294	5,743	34,666	7,872
PROVISION FOR INCOME TAXES	3,707	1,214	6,765	2,939

NET INCOME	$15,587	$4,529	$27,901	$4,933

EARNINGS PER SHARE:
Basic	$0.56	$0.17	$1.01	$0.18

Diluted	$0.53	$0.16	$0.95	$0.18

SHARES USED IN PER SHARE CALCULATION:
Basic	27,844	26,804	27,658	26,925

Diluted	29,535	27,944	29,460	28,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,901	$4,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,134	4,978
Stock-based compensation expense	4,543	6,641
Amortization of premium on held to maturity investments	858	51
Gain on sales of property, plant and equipment	(349)	(10)
Deferred income taxes	710	280
Increase (decrease) in accounts receivable and other allowances	(18)	85
Excess tax benefit from stock options exercised	(891)	(11)
Tax benefit associated with employee stock plans	2,040	183
Change in operating assets and liabilities:
Accounts receivable	3,492	(1,417)
Inventories	(9,460)	6,034
Prepaid expenses and other assets	3,562	(3,819)
Accounts payable	4,453	839
Taxes payable and accrued liabilities	3,006	(792)
Deferred income on sales to distributors	5,885	1,265

Net cash provided by operating activities	51,866	19,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,513)	(3,488)
Proceeds from sale of property and equipment	1,415	—
Loans to third parties	(4,750)	—
Purchases of held-to-maturity investments	(27,224)	(2,755)
Proceeds from maturities of held-to-maturity investments	18,150	3,850

Net cash used in investing activities	(25,922)	(2,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	15,463	5,254
Repurchase of common stock	(13,960)	(26,539)
Payments to employees for tender offer	—	(9,048)
Retirement of shares for income tax withholding	(769)	—
Payments of dividends to stockholders	(2,768)	(1,345)
Excess tax benefit from stock options exercised	891	11

Net cash used in financing activities	(1,143)	(31,667)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,801	(14,820)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134,974	167,472

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159,775	$152,652

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment, net	$1,711	$(262)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$397

Cash paid for income taxes, net of refunds	$614	$353

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of June 30, 2010 and December 31, 2009, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Restricted Cash

The Company has entered into a security agreement with Union Bank of California, whereby the Company has agreed to maintain $0.3 million, as of June 30, 2010, in an interest-bearing certificate of deposit (“CD”) with the bank in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. The certificate of deposit (CD) earns interest at a rate of approximately 0.25% and is renewed every 90 days. The current maturity for the certificate of deposit is October 20, 2010. As of June 30, 2010, there were two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of the Company’s letters of credit.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from the Company’s facility in California are “delivered at frontier” (“DAF”). As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from the Company’s facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are “free on board” (“FOB”) point of origin meaning that title is passed to the customer upon shipment. Revenue is recognized upon title transfer for sales to OEM’s and merchant power supply manufacturers, assuming all other criteria for revenue recognition are met as described below.

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

The Company makes sales to distributors and retail partners and recognizes revenue based on a sell-through method. Sales to distributors are made under terms allowing certain price protection and rights of return on the Company’s products held by the distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The Company determines the amounts to defer based on the level of actual inventory on hand at the distributors as well as inventory in transit to the distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of June 30, 2010 and December 31, 2009 was approximately $28.5 million and $17.6 million, respectively. The total deferred cost as of June 30, 2010 and December 31, 2009 was approximately $13.6 million and $8.6 million, respectively. In addition, the Company determined the impact of the returns and pricing uncertainties related to the deferred revenue to be negligible over the reported periods.

Common Stock and Common Stock Dividend

In May 2009, the Company’s board of directors authorized the use of $25 million to repurchase the Company’s common stock. From May 2009 to December 31, 2009 the Company purchased 0.5 million shares for approximately $11.0 million (including fees). In the six months ended June 30, 2010, the Company purchased 0.4 million shares for approximately $14.0 million (including fees), concluding this repurchase program.

In January 2010, the Company’s Board of Directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2010. The first two quarterly dividend payments were made on March 31, 2010 and June 29, 2010, each in the amount of approximately $1.4 million. The Company expects the remaining dividends will result in approximately the same quarterly use of cash.

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

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$15,587	$4,529	$27,901	$4,933
Other comprehensive income:
Translation adjustments (loss)	(5)	97	(55)	50

Total comprehensive income	$15,582	$4,626	$27,846	$4,983

Prepaid Expenses and Other Current Assets (in thousands)

	June 30, 2010	December 31, 2009
Prepaid legal fees	$2,000	$4,000
Prepaid inventory (Note 16)	2,107	2,858
Prepaid income tax	—	1,295
Prepaid maintenance agreements	436	527
Interest receivable	815	693
Other	1,786	1,318

Total	$7,144	$10,691

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. STOCK PLANS AND STOCK-BASED COMPENSATION:

Stock Plans

As of June 30, 2010, the Company had five stock-based employee compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of June 30, 2010, the maximum remaining number of shares that may be issued under the 2007 Plan was 8,038,362 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

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

1997 Outside Directors Stock Option Plan

In September 1997, the board of directors adopted the 1997 Outside Directors Stock Option Plan (the “Directors Plan”). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service. Approximately 1/3rd of Initial Grants became exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continuous service. In the event of certain changes in control of the Company, all options outstanding under the Directors Plan will become immediately vested and exercisable in full. In 2009, the board of directors suspended grants under the Directors Plan, and nonemployee directors have received, and will receive, initial and annual grants primarily under the Power Integrations 2007 Equity Incentive Plan (described above) pursuant to the “Directors Equity Compensation Program” (see description above). The suspension of grants under the Directors Plan is indefinite, and will last until the board of directors or compensation committee determines that grants under the Directors Plan will no longer be suspended.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

On July 28, 2009, the Directors Plan was amended generally to prohibit outstanding options from being amended to reduce the exercise price of such outstanding options or canceled in exchanged for cash, other awards or options with a lower exercise price without stockholder approval.

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”); whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan was approved by the Company’s directors; stockholder approval was not required at that time and was not sought. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of June 30, 2010, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

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

Prior to February 1, 2009, each offering period consisted of four consecutive purchase periods of approximately six months duration, or such other number or duration as the Board determined. Beginning February 1, 2009, each offering period consists of one purchase period of approximately six months duration. In accordance with ASC 718-10, Stock Compensation (“ASC 718-10”), (formerly Statement of Financial Accounting Standards (SFAS) 123 (revised), Share-Based Payment), the Company’s change in the Purchase Plan offering period was considered a plan modification, and following the guidance of ASC 718-10, the Company accelerated the stock-based compensation expense for the modified purchase rights for a total of $1.6 million in the first six months of 2009. This amount was reflected in the operating expense captions in the Company’s condensed consolidated statement of income at June 30, 2009. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of June 30, 2010, 2,160,597 shares had been purchased and 839,403 shares were reserved for future issuance under the Purchase Plan.

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

As of June 30, 2010, there were approximately $10.1 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 2.50 years. As of June 30, 2010, (i) the total unrecognized compensation cost related to the performance based share grants was approximately $1.9 million, which the Company will amortize on a straight-line basis over periods of up to six months, (ii) the total unrecognized compensation cost related to restricted stock units was

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

approximately $7.0 million, which the Company will amortize on a straight-line basis over periods of up to 3.8 years, and (iii) the total unrecognized compensation cost under the Purchase Plan to purchase the Company’s common stock was approximately $0.1 million, which the Company will amortize on a straight-line basis over periods of up to six months.

Stock compensation expense in the three and six months ended June 30, 2010, was $2.5 million (comprised of stock option and performance and restricted stock award expense of $2.3 million, Purchase Plan expense of $0.2 million and net stock-based compensation expense capitalized into inventory of $23,000) and $4.5 million (comprised of stock option and performance and restricted stock award expense of $4.0 million, Purchase Plan expense of $0.5 million and net stock-based compensation expense capitalized into inventory of $17,000), respectively.

Stock compensation expense in the three and six months ended June 30, 2009, was a total of $2.7 million (comprised of stock option and performance stock award expense of $2.0 million, Purchase Plan expense of $0.6 million and net amortized inventory costs of approximately $64,000) and $6.6 million (comprised of stock option and performance stock award expense of $3.9 million, Purchase Plan expense of $2.7 million and net amortized inventory costs of approximately $32,000), respectively.

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

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rates	2.25%	2.23%	2.25%	1.76% - 3.16%
Expected volatility rates	48%	45%	48%	45% - 48%
Expected dividend yield	0.54%	0.47%	0.54%	0.47% - 0.52%
Expected term of stock options (in years)	5.12	5.01	5.12	5.01
Weighted-average grant date fair value of options granted	$15.59	$8.53	$15.59	$8.45

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The fair value of employees’ stock purchase rights under the Purchase Plan for the three and six months ended June 30, 2010 and 2009 was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rates	0.17%	2.09% - 4.96%	0.17% - 0.28%	2.09% - 4.96%
Expected volatility rates	36%	35% - 44%	36% - 40%	35% - 44%
Expected dividend yield	0.55%	0.47%	0.34% - 0.55%	0.47% - 0.52%
Expected term of purchase right (in years)	0.5	0.5	0.5	0.5
Weighted-average fair value of purchase rights	$7.96	$6.02	$7.96	$6.02

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2010 and June 30, 2009 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$173	$264	$329	$426
Research and development	929	1,080	1,656	2,916
Sales and marketing	639	562	1,049	1,556
General and administrative	775	748	1,508	1,741

Total	$2,516	$2,654	$4,542	$6,639

A summary of stock option activity under the Plans, excluding performance-based shares and restricted stock units, as of June 30, 2010, and changes during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	5,724	$21.65
Granted	162	36.57
Exercised	(769)	17.80
Forfeited or expired	(236)	33.75

Outstanding at June 30, 2010	4,881	$22.16	5.27	$49,707

Exercisable at June 30, 2010	3,796	$21.58	4.30	$40,385

Vested and expected to vest at June 30, 2010	4,805	$22.11	5.21	$49,132

The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $9.0 million and $17.3 million, respectively, and the intrinsic value of options exercised during the three and six months ended June 30, 2009 was $0.4 million and $1.1 million, respectively.

Performance-based Awards

Under the performance-based awards program, the Company awards units at the beginning of the performance year in an amount equal to twice the target number of shares to be issued if the target performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company’s performance. The performance metrics of this program are annual targets consisting of net revenue and non-GAAP operating earnings.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

During the six months ended June 30, 2010, the Company issued 91,400 performance-based awards to employees and executives. As net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, will be recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets. The cost of performance-based awards was determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. In January 2010, it was determined that the Company had reached the established performance targets for the 2009 performance-based awards. Accordingly, the 119,200 performance-based awards, which were fully vested, were released to the Company’s employees and executives in the first quarter of 2010. The Company’s non-GAAP operating earnings and revenue amounts exceeded the established threshold, and therefore the released quantity of shares represented 200% of the established target. Of this amount 23,392 shares were purchased by the Company and retired for executive income tax withholding. Each performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.

A summary of performance-based awards outstanding as of June 30, 2010 was as follows:

	Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	119
Granted	91
Vested	(121)
Forfeited or expired	(4)

Outstanding at June 30, 2010	86.50		$2,768

Vested and expected to vest at June 30, 2010	83.50		$2,665

The weighted average grant-date fair value per share of performance-based awards granted in the three and six months ended June 30, 2010, was approximately $38.61 and $34.86, respectively. The weighted average grant-date fair value per share of awards granted in the three and six months ended June 30, 2009, was approximately $22.63 and $18.66, respectively. The grant date fair value of awards vested in the three and six months ended June 30, 2010, was $43,000 and $2.3 million, respectively. There were no performance-based awards vested in 2009.

Restricted Stock Units (RSUs)

The Company grants restricted stock units to employees under the 2007 Plan. The RSUs typically vest ratably over a certain period of time, subject to the employee’s continued service with the Company over that period. RSUs granted to employees typically vest over a four-year period, and are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2007 plan will reduce the number of options available for issuance by 2.0 shares.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

A summary of RSUs outstanding as of June 30, 2010 was as follows:

	Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	13
Granted	232
Vested	—
Forfeited or expired	(5)

Outstanding at June 30, 2010	240	2.31	$7,710

Vested and expected to vest at June 30, 2010	202	2.31	$6,491

The weighted-average grant-date fair value of RSUs awarded in the three and six months ended June 30, 2010 was approximately $36.75 and $36.73 per share, respectively; there were no RSUs granted in the three and six months ended June 30, 2009.

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

	June 30, 2010	December 31, 2009
Raw materials	$8,556	$5,870
Work-in-process	12,178	7,694
Finished goods	14,990	12,684

	$35,724	$26,248

5. INTANGIBLE ASSETS:

Intangible assets consist primarily of acquired licenses and patent rights and are reported net of accumulated amortization. The Company amortizes the cost of an intangible asset over the term of the acquired license or patent rights, which ranges from five to ten years. Amortization for all acquired intangible assets in the three months ended June 30, 2010 and 2009 was approximately $0.2 million in both periods, amortization in the six months ended June 30, 2010 and 2009, was $0.3 million and $0.4 million, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	June 30, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Technology licenses	$3,000	$(1,275)	$1,725	$3,000	$(1,125)	$1,875
Patent rights	1,949	(1,652)	297	1,949	(1,542)	407
Developed technology	1,140	(407)	733	1,140	(326)	814
Other intangibles	37	(37)	0	37	(34)	3

Total intangible assets	$6,126	$(3,371)	$2,755	$6,126	$(3,027)	$3,099

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The estimated future amortization expense related to intangible assets at June 30, 2010 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2010 (remaining 6 months)	$340
2011	651
2012	463
2013	463
2014	463
Thereafter	375

Total	$2,755

6. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

Ten customers accounted for approximately 60% and 65% of net revenues for the three months ended June 30, 2010 and 2009, respectively, and 60% and 65% of net revenues for the six months ended June 30, 2010 and 2009, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to investments that are deemed to be low-risk. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2010 and December 31, 2009, approximately 71% and 63% of accounts receivable, respectively, were concentrated with the Company’s top ten customers.

The following customers, both of which are distributors of the Company’s products, represented 10% or more of accounts receivable:

Customer	June 30, 2010	December 31, 2009
A	23%	15%
B	16%	*

*  less than 10%

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Export Sales

The Company markets its products through its sales personnel and a worldwide network of independent distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Hong Kong/China	33%	31%	31%	30%
Taiwan	24	21	25	21
Korea	19	25	20	24
Western Europe (excluding Germany)	8	8	8	9
Japan	5	5	5	6
Germany	3	2	3	3
Singapore	2	2	2	2
Other	1	1	1	1

Total revenue, excluding the Americas	95%	95%	95%	96%

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States, with some customers located in Mexico and Brazil.

Product Sales

Approximately 99% of the Company’s sales in the three and six months ended June 30, 2010, and 99% and 98% of the Company’s sales in the three and six months ended June 30, 2009, respectively, were from its three primary groupings of AC-DC power-conversion products — TOPSwitch, TinySwitch and LinkSwitch. Each of these product groupings addresses a different segment of the AC-DC power-supply market, differentiated primarily by the output wattage of the power supply. The remaining sales came from other product families, principally the Company’s DPA-Switch family of high-voltage DC-DC products.

The Company’s net revenue mix by product family for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2010	2009	2010	2009
TinySwitch	39%	43%	39%	44%
LinkSwitch	35%	31%	35%	30%
TOPSwitch	25%	25%	25%	24%
Other	1%	1%	1%	2%

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. EARNINGS PER SHARE:

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options and RSU’s, as computed using the treasury stock method.

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income	$15,587	$4,529	$27,901	$4,933

Weighted- average common shares	27,844	26,804	27,658	26,925

Basic earnings per share	$0.56	$0.17	$1.01	$0.18

Diluted earnings per share (1):
Net income	$15,587	$4,529	$27,901	$4,933

Weighted- average common shares	27,844	26,804	27,658	26,925
Effect of dilutive securities:
Dilution from employee stock plans	1,691	1,140	1,802	1,084

Diluted weighted-average common shares	29,535	27,944	29,460	28,009

Diluted earnings per share	$0.53	$0.16	$0.95	$0.18

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted EPS when they become contingently issuable per ASC 260-10 (formerly SFAS No. 128, “Earning per Share”) and excludes such shares when they are not contingently issuable. The Company has excluded all performance-based awards underlying the fiscal 2010 awards as those shares are not contingently issuable.

Options to purchase 95,793 shares and 3,371,592 shares of Company common stock outstanding for the three month periods ended June 30, 2010 and 2009, respectively, and options to purchase 68,180 shares and 3,279,040 shares of Company common stock outstanding for the six month periods ended June 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share for the periods then ended because exercise prices of the options were greater than the average market price of the Company’s common stock during those periods and, therefore, their effect would have been anti-dilutive.

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

As of June 30, 2010, the Company continues to maintain a valuation allowance on a portion of its California deferred tax assets primarily due to California budget legislation, the Company believes that it is more likely than not that the deferred tax assets will not be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company’s effective tax rates for the three months ended June 30, 2010 and 2009 were 19% and 21%, respectively. The Company’s estimated effective tax rates for the six months ended June 30, 2010 and 2009 were 20% and 37%, respectively. The difference between the expected statutory rate of 35% and the Company’s effective tax rate for the three and six months ended June 30, 2010 was due primarily to the beneficial impact of the geographic distribution of the Company’s world-wide earnings.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2010. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

The Company purchases wafers through purchase orders from wafer foundries. All but one of the Company’s wafer agreements are executed in U.S. currency. The Company’s agreement in foreign currency requires that wafers be purchased in Japanese yen; however, the purchase price within these agreements is fixed at a base rate and allows for some sharing of the impact of exchange rate fluctuations from the base rate. The currency fluctuation experienced between the time invoices are submitted to the Company until the time the yen is purchased and remitted to the supplier is a financial responsibility of the Company.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. LEGAL PROCEEDINGS:

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6,116,720, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company’s motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion, but the Federal Circuit dismissed Fairchild’s appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness shortly thereafter. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents and invited briefing on enhanced damages and attorneys’ fees. Fairchild has stated that it intends to appeal.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (“SG”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other case between the parties pending the entry of final judgment in that case. The Company has challenged the Court’s stay order with respect to products already found to infringe in the other case, and the remainder of the case is proceeding, On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties have filed and argued a number of motions for summary judgment, and the Court will now consider them and issue rulings. Because the assigned Judge is retiring at the end of July 2010, the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court is expected to address the case schedule in the coming months as well.

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

one of the two patents now at issue in the case is unenforceable. The Court set a schedule for the case with claim construction proceedings beginning this summer and a further case management conference in September. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents; the Company contests these new claims vigorously, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company, leaving just one Fairchild patent in the case.

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

On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against the Company in the Regional Court Munich I (Germany). This complaint was received by the Company on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of the Company’s products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by the Company even though the distribution agreement did not provide for such payment. In its written pleading the Company has denied such claims. In the meantime, however, the parties have entered into a settlement agreement. With a written pleading dated March 26, 2010; Azzurri has therefore withdrawn its claim. With a written pleading dated April 14, 2010, the Company has informed the Regional Court Munich that it accepts the claim withdrawal. The terms of this settlement agreement have no impact on the Company’s financial statements.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The Company entered into an agreement (see Note 14) in the second quarter of 2009 pursuant to which, among other things, it may be obligated to acquire another company if that company meets certain financial performance conditions. At June 30, 2010, the Company determined the carrying value of this potential obligation to be zero. The Company used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. The Company derived the Level 2 inputs principally from corroborated observable market data (i.e. correlation values). The Company will update the fair value quarterly and record any changes to the Company’s consolidated income statements.

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair value hierarchy) include investment-grade corporate bonds, government, state, municipal and provincial obligations, and are valued by using a multi-dimensional relational model, the inputs, when available, are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The Company’s investments classified as Level 1 and Level 2 are held-to-maturity investments, and were valued using the amortized-cost method, which approximates fair market value.

The Company held Level 3 investments totaling $4.8 million at June 30, 2010, consisting primarily of two notes to privately-held technology companies. The investments were classified as Level 3 of the fair value hierarchy, as there is no market data for these instruments. The Company recorded the notes at face value totaling $4.8 million in its June 30, 2010 balance sheet. The estimated fair value of the Companies notes was approximately $4.8 million at June 30, 2010. The fair value was estimated by calculating the present value of cash flows using a market discount rate for similar investments. The Company intends to hold the notes to maturity, with one note maturing on May 27, 2011, and the other maturing upon the closing of the Company’s definitive agreement to purchase the assets of an early-stage research and development company. For more information on the definitive agreement see Note 15 below.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The fair value hierarchy of the Company’s marketable securities was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using:
Description	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$116,074	$116,074	$—
U.S. Government debt securities	3,297	—	3,297
Corporate Securities	65,577	—	65,577

Total	$184,948	$116,074	$68,874

The following table presents the changes in Level 3 investments, which are measured at fair value on a recurring basis, for the six months ended June 30, 2010 (in thousands).

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Notes Receivable
Beginning balance at March 31, 2010	$—
Purchases and issuances	4,750
Settlements	—

Ending balance at June 30, 2010	$4,750

14. ROYALTY AGREEMENT:

During the second fiscal quarter of 2009, the Company entered into a license agreement with a company for the use of its technology in exchange for a prepaid royalty of $5.25 million. The Company will amortize the royalty to cost of revenues based on the Company’s sales of products incorporating the licensed technology. The prepaid royalty is included in other assets in its June 30, 2010 condensed consolidated balance sheet.

15. DEFINITIVE AGREEMENT:

On February 26, 2010, the Company entered into a definitive agreement to purchase the assets of an early-stage research and development company for cash totaling $11.8 million. As of December 31, 2009, the Company provided $1.2 million toward the purchase price; this amount is included in other assets in the Company’s condensed consolidated balance sheet at June 30, 2010. In the second quarter of 2010, the Company also provided to this early-stage company a loan of $1.8 million, which was funded and held in escrow as of March 31, 2010, then released to this company on April 6, 2010, when the loan became effective. The loan is included in notes receivable in the Company’s condensed consolidated balance sheet at June 30, 2010. The Company expects to deposit the remaining purchase price in escrow and to complete the acquisition in the third quarter of 2010.

16. SUPPLIER AGREEMENT:

Under an amended wafer supply agreement the Company prepaid $3.1 million for raw materials in 2008. Purchases of raw material under this agreement will be made based upon future production build plans of the Company’s wafers. As of June 30, 2010, $2.1 million remained as prepaid under this agreement. The Company included the refundable prepayment in prepaid expenses and other current assets in its June 30, 2010 and December 31, 2009 condensed consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A—“Risk Factors” and elsewhere in this report.

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

Our quarterly and annual operating results are difficult to predict and subject to significant fluctuations. Customers typically can cancel or reschedule orders without significant penalty. Also, external factors such as global economic conditions and supply-chain dynamics, including the aggregation of our distributor base, can cause our operating results to be volatile. For example, like many semiconductor companies, we experienced a sharp decrease in demand for our products beginning in the fourth quarter of 2008 as a result of the global economic downturn, but have experienced a strong recovery in demand since the first quarter of 2009, reflecting an improvement in business conditions industry-wide as well as increased penetration of our products into our addressable markets. Also, we plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. The strong demand for our products in recent periods has resulted in shortages of certain products and caused an extension of our lead times for delivery to customers. We are adding production capacity in order to ensure that we can satisfy customer demand; however, if we do not have adequate inventory of products to satisfy our customers’ demand, our operating results may be impacted.

Moreover, during periods where lead times have increased, there have been instances of double ordering in the industry. Following these periods, there is increased risk of order cancellation or rescheduling as supply catches up and lead times are reduced.

Our net revenues were $79.9 million and $151.4 million in the three and six months ended June 30, 2010, respectively, compared to $49.2 million and $89.5 in the same periods of 2009. The growth of revenues year over year reflects increased penetration of our products into our addressable markets, as well as overall growth in demand for electronic products. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 60% of our net revenues in both the three and six months ended June 30, 2010, compared to 65% of our net revenues in both the three and six months ended June 30, 2009. Our top two customers, both distributors of our products, collectively accounted for approximately 26% and 25% of our net revenues in the three and six months ended June 30, 2010, respectively. In the same periods of the previous year, our top two customers, both distributors of our products, collectively accounted for approximately 24% and 25% of our net revenues. International sales comprised 95% of our net revenues in both the three and six months ended June 30, 2010, and 95% and 96% in the same periods of the previous year. We expect revenues to be between $78 million and $82 million in the third quarter of 2010.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product, customer and end market mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Also, although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As such, our unit costs and gross profit margin are impacted by the volume of units we produce.

Our gross profit, defined as net revenues less cost of revenues, was $41.5 million, or 52% of net revenues, and $77.4 million, or 51% of net revenues, in the three and six months ended June 30, 2010, respectively, compared to $24.2 million, or 49% of net revenues, and $45.1 million, or 50% of net revenues, in the three and six months ended June 30, 2009, respectively. The increase in our gross margin, defined as gross profit divided by net revenues, in the three and six months ended June 30, 2010 compared to the prior year was due primarily to a benefit from a favorable end-market mix and higher production volumes. While we cannot predict the future direction of our gross margin because many of the factors influencing it are outside of our control, we are working to increase our gross margin through the development of new products and technologies aimed at increasing the value of our ICs to customers. We expect our gross profit to remain approximately 51% to 52% in the third quarter of 2010.

Total operating expenses in the three and six months ended June 30, 2010 were $22.7 million and $43.7 million, respectively, and $19.2 million and $38.8 million in the same periods in 2009. The increase in operating expenses in 2010 compared with 2009 was driven primarily by: increased payroll and related expenses as a result of increased headcount in research and development as well as sales and marketing, and increased general and administrative expenses as a result of increased legal fees related to patent litigation. These increases were partially offset by lower stock-based compensation expenses in 2010 compared with 2009; operating expenses for the first quarter and first half of 2009 included $1.6 million of stock-based compensation expenses resulting from a change to our employee stock purchase plan from a 2-year offering period to a 6-month offering period. In addition, there were fewer stock awards granted in the first quarter of 2010 versus the same period in 2009. We expect total operating expenses to be between $23 million and $24 million in the third quarter of 2010.

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

We make sales to distributors and retail partners and recognize revenue based on a sell-through method. Sales to distributors are made under terms allowing certain price protection and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their end our customers. We determine the amount to defer based on the level of actual inventory on hand at our distributors as well as inventory in transit to our distributors. Fluctuations in deferred income on sales to distributors coincide with an increase or decrease in revenue shipments to our distributors; in addition, deferred income levels are also impacted by the speed at which our distributors sell our products to their end customers. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of June 30, 2010 and December 31, 2009 was approximately $28.5 million and $17.6 million, respectively. The total deferred cost as of June 30, 2010 and December 31, 2009 was approximately $13.6 million and $8.6 million, respectively.

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

As of June 30, 2010, we continue to maintain a valuation allowance on a portion of our California deferred tax assets primarily due to recent California budget legislation. We also maintain a valuation allowance with respect to certain of our deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Goodwill and intangible assets

In accordance with ASC 350-10 (Formerly SFAS No. 142, Goodwill and Other Intangible Assets), we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. We evaluated goodwill for impairment in the fourth quarter 2009, and concluded that no impairment existed. Additionally, no impairment indicators have been identified during the six months ended June 30, 2010.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.0	50.9	48.9	49.6

Gross profit	52.0	49.1	51.1	50.4
Operating expenses:
Research and development	10.9	15.6	11.1	17.2
Sales and marketing	9.4	12.0	9.5	13.6
General and administrative	8.2	11.4	8.2	12.6

Total operating expenses	28.5	39.0	28.8	43.4

Income from operations	23.5	10.1	22.3	7.0

Other income, net	0.6	1.5	0.6	1.8

Income before provision for income taxes	24.1	11.6	22.9	8.8
Provision for income taxes	4.6	2.5	4.5	3.3

Net income	19.5%	9.1%	18.4%	5.5%

Comparison of the Three Months and Six Months Ended June 30, 2010 and 2009

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus, in the first and second quarters of 2009, license fees and royalties. Net revenues for the three months ended June 30, 2010 were $79.9 million compared with $49.3 million for the three months ended June 30, 2009, an increase of 62%. Net revenues for the six months ended June 30, 2010 were $151.4 million compared with $89.5 million for the comparable period of 2009, an increase of 69%. The increase in revenues for both the three- and six-month periods reflects higher overall demand for electronic devices incorporating our products as well as greater penetration of our products in the AC-DC power supply market. The growth in revenues was broad-based, with higher sales into all of our major end markets (industrial, consumer, communications and computer), including applications such as appliances, home entertainment equipment, mobile-phone chargers, LED lights and utility meters.

Our net revenue mix by product family and by the end markets for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2010	2009	2010	2009
TinySwitch	39%	43%	39%	44%
LinkSwitch	35%	31%	35%	30%
TOPSwitch	25%	25%	25%	24%
Other	1%	1%	1%	2%

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2010	2009	2010	2009
Consumer	40%	37%	38%	36%
Communication	28%	32%	30%	32%
Industrial	20%	17%	20%	17%
Computer	12%	14%	12%	15%

International sales, comprised of sales outside of the Americas based on “ship to” customer locations, were $75.7 million in the second quarter of 2010, or 95% of net revenues, compared to $46.7 million, or 95% of net revenues, for the same period in 2009. International sales were $143.3 million, or 95% of net revenues, for the six months ended June 30, 2010, compared to $85.0 million, or 96% of net revenues, for the same period in 2009. Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 83% of our net revenues in both the three and six months ended June 30, 2010, and 85% and 83% of our net revenues for the three and six months ended June 30, 2009, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Product sales through distributors accounted for 69% and 68% of net product sales in the three and six months ended June 30, 2010, respectively, with direct sales to OEMs and power supply manufactures accounting for the remainder. For the three and six months ended June 30, 2009, distributors accounted for 63% and 65% of product sales, respectively, while direct sales accounted for the remainder.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2010	2009	2010	2009
A	15%	15%	14%	15%
B	12%	*	11%	*

*  less than 10%

Customers A and B are distributors of the Company’s products. No other customers accounted for 10% or more of our net revenues in those periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$79.9	$49.3	$151.4	$89.5
Gross profit	$41.5	$24.2	$77.4	$45.1
Gross profit as a % of net revenue	52.0%	49.1%	51.1%	50.4%

The increase in gross profit as a percentage of revenue for the three and six months ended June 30, 2010, compared with the same periods in the prior year, was due primarily to a benefit from a favorable end-market mix and higher production volumes.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$79.9	$49.3	$151.4	$89.5
R&D expenses	$8.7	$7.7	$16.8	$15.4
R&D expenses as a % of net revenue	10.9%	15.6%	11.1%	17.2%

R&D expenses increased in the three and six months ended June 30, 2010 compared to the same periods in 2009, driven primarily by increased payroll and related expenses as a result of increased headcount, as well as increased product and technology development expenses. These expenses were partially offset by a decrease in stock-based compensation expense in the first six months of 2010, primarily as a result of additional charges in the prior year resulting from a modification of our employee stock purchase plan (see “Overview” above). The modification resulted in $0.8 million in stock-based compensation expense in the first quarter of 2009 that would otherwise have been recognized in future quarters. Total stock based compensation expense in the six months ended June 30, 2010 was $1.7 million, compared to $2.9 million in the same period of 2009.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$79.9	$49.3	$151.4	$89.5
Sales and marketing expenses	$7.5	$5.9	$14.4	$12.1
Sales and marketing expenses as a % of net revenue	9.4%	12.0%	9.5%	13.6%

The increase in sales and marketing expenses in the three and six months ended June 30, 2010 compared to the same periods of 2009 was driven primarily by increased payroll and related expenses as a result of increased headcount, in addition to higher commission expenses resulting from increased revenues. The increase was partially offset by lower stock-based compensation expenses in the first six months of 2010 primarily as a result of the modification of our employee stock purchase plan discussed above, which resulted in $0.4 million in stock-based compensation expense in the first quarter of 2009 that would otherwise have been recognized in future quarters. Stock-based compensation expense in the first six months of 2010 was $1.0 million compared to $1.6 million in same period of 2009.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$79.9	$49.3	$151.4	$89.5
G&A expenses	$6.5	$5.6	$12.5	$11.3
G&A expenses as a % of net revenue	8.2%	11.4%	8.2%	12.6%

G&A expenses increased in the three and six months ended June 30, 2010, primarily as a result of increased legal expenses related to patent litigation. Patent-litigation expenses increased $0.6 million and $0.8 million, respectively, for the three and six month periods (refer to note 11, legal proceedings, for recent activity). Also contributing to higher G&A expenses was increased payroll related expenses due primarily to payroll taxes due to option exercises, and increased consulting expenses. For the six-month period, these increases were partially offset by lower stock-based compensation expense stemming from the modification of our employee stock purchase plan discussed above, which resulted in $0.3 million in stock-based compensation expense in the first quarter of 2009 that would otherwise have been recognized in future quarters. Stock-based compensation expense in the first six months of 2010 was $1.5 million compared to $1.7 million in same period of 2009.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents and short and long-term investments. The table below compares other income, net for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$79.9	$49.3	$151.4	$89.5
Other income	$0.5	$0.8	$1.0	$1.6
Other income as a % of net revenue	0.6%	1.5%	0.6%	1.8%

Other income, net, for the three and six months ended June 30, 2010 decreased $0.3 million and $0.6 million, respectively, compared to the same periods in 2009. The reduction was driven by a decrease in interest income reflecting lower interest rates earned on cash and investment balances.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income tax expenses for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income before provision for income taxes	$19.3	$5.7	$34.7	$7.9
Provision for income taxes	$3.7	$1.2	$6.8	$2.9
Effective tax rate	19.2%	21.1%	19.5%	37.3%

The difference between the expected statutory rate of 35% and our effective tax rate for the three and six months ended June 30, 2010 was primarily due to the favorable impact from the geographic distribution of our world-wide earnings. The difference between the statutory rate of 35% and our effective tax rate for the three months ended June 30, 2009 was due primarily to the benefit of foreign operations. For the six months ended June 30, 2009, our effective tax rate was higher than the statutory rate due to recent California budget legislation, which resulted in the recording of a discrete income tax provision for a reduction in the value of our state deferred tax assets by $0.3 million and the establishment of a $0.8 million valuation allowance to reserve against previously recorded net tax benefits from California tax credits. We believe that it is more likely than not that the deferred tax assets will not be fully realized. These items were accounted for in the first quarter of 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $228.9 million in cash, cash equivalents and short-term and long-term investments (including $0.3 million of restricted cash), an increase of approximately $33.0 million from $195.9 million as of December 31, 2009. As of June 30, 2010, we had working capital, defined as current assets less current liabilities, of $191.0 million, an increase of approximately $11.0 million from $180.0 million as of December 31, 2009.

Operating activities generated cash of $51.9 million in the six months ended June 30, 2010. Our net income for this period was $27.9 million; we also incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $6.1 million and $4.5 million, respectively. Additional sources of cash included; (i) $5.9 million for deferred income on sales to distributors, resulting from increased distributor shipments, (ii) $4.5 million for increased accounts payable, due primarily to increased inventory purchases to accommodate our higher sales volume, (iii) a $3.6 million reduction in prepaid expenses due primarily to the reduction of our prepaid legal fees and prepaid inventory amortization and (iv) $3.5 million for decreased accounts receivable associated with increased collections. These sources of cash were partially offset by a $9.5 million use of cash to increase our inventory levels.

Operating activities generated cash of $19.2 million in the six months ended June 30, 2009. Our net income for this period was $4.9 million; we also incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $5.0 million and $6.6 million, respectively. Depletion of inventory resulted in an additional $6.0 million source of cash; this depletion reflects reduced production volumes in response to the global economic downturn, as well as higher-than-expected sales in the second quarter. These sources of cash were partially offset by a royalty prepayment of $5.3 million during the second quarter of 2009, pursuant to the license agreement described in Note 14 to our condensed consolidated financial statements. This royalty payment is reflected in changes in prepaid expenses and other assets in our condensed consolidated statements of cash flows.

Our investing activities in the six months ended June 30, 2010 resulted in a $25.9 million net use of cash, consisting of $13.5 million for purchases of property and equipment, partially offset by $1.4 million of proceeds from the sale of property and equipment, net purchases of held-to-maturity investments of $9.1 million, and $4.8 million for the issuance of notes to two privately-held technology companies.

Our investing activities in the six months ended June 30, 2009 resulted in a $2.4 million net use of cash, consisting of $3.5 million for purchases of property and equipment, partially offset by $1.1 million of net proceeds from held-to-maturity investments.

In the six months ended June 30, 2010, we used $1.1 million, net, for financing activities. The cash used for financing activities included (i) $14.0 million for the repurchase of our common stock, (ii) $2.8 million for the payment of dividends to stockholders and (iii) $0.8 million for the repurchase and retirement of shares related to employee income tax withholding. These uses of cash were partially offset by the receipt of $15.5 million from the issuance of common stock, including $13.7 million from the exercise of employee stock options, and $1.8 million from the issuance of shares through our employee stock purchase plan.

In January 2010, our Board of Directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2010. The first two quarterly dividend payments were made on March 31, 2010 and June 29, 2010, to stockholders of record as of February 26, 2010 and May 28, 2010, each in the aggregate amount of approximately $1.4 million. The remaining dividend payments are expected to result in a similar use of cash. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

In May 2009, our board of directors authorized the use of $25 million to repurchase our common stock. From May 2009 to December 31, 2009 we purchased 0.5 million shares for approximately $11.0 million. In the six months ended June 30, 2010, we purchased 0.4 million shares for approximately $14.0 million (including fees), concluding this repurchase program.

Financing activities for the six months ended June 30, 2009 resulted in a $31.7 million net use of cash, consisting of $26.5 million used for the repurchase of our common stock (primarily under a previous stock repurchase program), $9.0 million used for the repurchase of underwater employee stock options, and $1.3 million for dividends paid to common stockholders. These uses of cash were partially offset by proceeds of $5.3 million from the issuance of common stock through our employee stock purchase plan and the exercise of employee stock options.

As of June 30, 2010, we had contingent tax liabilities of $27.1 million, compared to $24.9 million as of December 31, 2009. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next twelve months. We will continue to accrue for uncertain tax positions during 2010.

We have entered into a security agreement with Union Bank of California, whereby we have agreed to maintain $0.3 million, as of June 30, 2010, in an interest-bearing certificate of deposit (“CD”) with the bank in order to secure commercial letters of credit or standby letters of credit up to the deposit amount. The certificate of deposit (CD) earns interest at a rate of approximately 0.25% and is renewed every 90 days. The current maturity for the certificate of deposit is October 20, 2010. As of June 30, 2010, there were two outstanding letters of credit totaling approximately $0.2 million. This CD agreement remains in effect until cancellation of our letters of credit.

We entered into an agreement in the second quarter of 2009 pursuant to which, among other things, we may be obligated to acquire another company if that company meets certain financial performance conditions. At June 30, 2010, we determined the fair value of this potential obligation as of such date to be zero. We used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. We derived the Level 2 inputs principally from corroborated observable market data (i.e. correlation values). We will update the fair value quarterly and record any changes to our consolidated financial statements.

There were no material changes outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

During the first six months of 2010, a significant portion of our cash flow was generated by our operations. If our operating results deteriorate in the future, as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At June 30, 2010 and December 31, 2009, we held primarily cash equivalents and short-term and long-term investments with fixed interest rates.

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe and involve a contract with one of our suppliers, OKI. Currently, we do not employ a foreign currency hedge program; however, the contract prices to purchase wafers from OKI are denominated in Japanese yen and the agreement allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. The purchase price is fixed at a base rate and allows for some sharing of the impact of exchange rate fluctuations from the base rate. One of our other major suppliers, Epson, contracts prices to purchase wafers in U.S. dollars, however; the agreement with Epson also allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and Epson agree to a fixed exchange rate. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen could subject our gross profit and operating results to the potential for material fluctuations.

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

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 20, 2004, we filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has and is infringing four of our patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any of our patents and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to us. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of us finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, at this stage of the proceedings we cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in our consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in our favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and we filed post-trial motions seeking a permanent injunction and increased damages and attorneys fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6,116,720, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying our motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion, but the Federal Circuit dismissed Fairchild’s appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness shortly thereafter. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents and invited briefing on enhanced damages and attorneys’ fees. Fairchild has stated that it intends to appeal.

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

On May 23, 2008, we filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (“SG”) in the United States District Court for the District of Delaware. In our complaint, we alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered our complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any our patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing us of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against us, also in Delaware, which Fairchild dismissed in favor of adding its claims to our already pending suit against Fairchild. We has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and we filed our opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other case between the parties pending the entry of final judgment in that case. We have challenged the Court’s stay order with respect to products already found to infringe in the other case, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of us and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties have filed and argued a number of motions for summary judgment, and the Court will now consider them and issue rulings. Because the assigned Judge is retiring at the end of July 2010, the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court is expected to address the case schedule in the coming months as well.

On June 28, 2004, we filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (“SG”), a Taiwanese company, and its U.S. subsidiary. Our complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of our patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, we re-filed our complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). We seek, among other things, an order enjoining Fairchild and SG from infringing our patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integration patent, that the patents are invalid, and that one of the two patents now at issue in the case is unenforceable. The Court set a schedule for the case with claim construction proceedings beginning this summer and a further case management conference in September. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing us of infringing two patents. We contest these new claims vigorously, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it asserted against us, leaving just one Fairchild patent in the case.

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

On July 4, 2008 Azzurri Technology GmbH (in the following referred to as “Azzurri”) filed a complaint in the amount of EUR 1,247,832.07 plus interest against us in the Regional Court Munich I (Germany). This complaint was received by us on or about September 16, 2008. In its complaint, Azzurri, a former distributor and agent of our products in Germany and Austria, alleged that pursuant to mandatory European law it is entitled to a compensation claim in said amount following the termination of the distributor agreement by us even though the distribution agreement did not provide for such payment. In its written pleading we have denied such claims. In the meantime, however, the parties have entered into a settlement agreement. With a written pleading dated March 26, 2010 Azzurri has therefore withdrawn its claim. With a written pleading dated April 14, 2010 we have informed the Regional Court Munich that we accept the claim withdrawal. The terms of this settlement agreement have no impact on our financial statements.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 60% of our net revenues for the six months ended June 30, 2010, and 62% of our net revenues for the year ended December 31, 2009. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for the six months ended June 30, 2010, and 95% of our net revenues for the year ended December 31, 2009. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
April 1 to April 30, 2010	—	—	—	$7.9
May 1 to May 31, 2010	225,141	$35.16	225,141	—
June 1 to June 30, 2010	—	—	—	—

Total	225,141		225,141

(1)	On May 14, 2009, we announced that our board of directors had authorized the use of up to $25 million for the repurchase of shares of our common stock. From May 14, 2009 to December 31, 2009, we purchased 496,468 shares of our common stock for approximately $11.0 million. In the first quarter of 2010 we purchased 170,774 shares of our common stock for approximately $6.1 million (including fees), and as of the three months ended June 30, 2010, the remaining $7.9 was utilized to repurchase 225,141 shares, concluding this repurchase program.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: August 6, 2010	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

10.1	Severance Agreement, dated May 21, 2010, between Power Integrations, Inc. and Bill Roeschlein.

10.2	Offer Letter, dated June 23, 2010, between Power Integrations, Inc. and Sandeep Nayyar.

10.3	Executive Officer Benefits Agreement, dated July 22, 2010, between Power Integrations, Inc. and Sandeep Nayyar.

10.4	2010 equity grants and salary arrangements with named executive officers (As filed with the SEC in Item 5.02 to our Current Report on Form 8-K on April 16, 2010, SEC File No. 000-23441.).

10.5	Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on May 6, 2010, SEC File No. 000-23441.)

10.6	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Form 10-Q, are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.