Form 10-Q
period 2010-09-30
POWER INTEGRATIONS INC
filed 2010-11-03
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2010
Common Stock, $.001 par value	27,949,426 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	September 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164,083	$134,974
Short-term investments	16,039	20,567
Accounts receivable, net of allowances of $277 and $302, respectively	7,925	21,756
Inventories	49,120	26,248
Notes receivable	5,000	—
Deferred tax assets	1,452	1,389
Prepaid expenses and other current assets	6,279	10,941

Total current assets	249,898	215,875

LONG-TERM INVESTMENTS	44,023	40,100
PROPERTY AND EQUIPMENT, net	74,280	62,381
INTANGIBLE ASSETS, net	7,275	3,099
GOODWILL	8,041	1,824
DEFERRED TAX ASSETS	14,280	14,590
OTHER ASSETS	5,550	6,698

Total assets	$403,347	$344,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,505	$16,944
Accrued payroll and related expenses	5,864	6,145
Taxes payable	1,220	478
Deferred income on sales to distributors	14,849	9,040
Other accrued liabilities	3,496	3,309

Total current liabilities	41,934	35,916
LONG-TERM INCOME TAXES PAYABLE	27,457	23,859

Total liabilities	69,391	59,775
STOCKHOLDERS’ EQUITY:
Common stock	28	27
Additional paid-in capital	162,764	150,021
Accumulated other comprehensive income	54	4
Retained earnings	171,110	134,740

Total stockholders’ equity	333,956	284,792

Total liabilities and stockholders’ equity	$403,347	$344,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET REVENUES	$75,452	$60,024	$226,817	$149,563
COST OF REVENUES	36,447	30,901	110,402	75,311

GROSS PROFIT	39,005	29,123	116,415	74,252

OPERATING EXPENSES:
Research and development	9,348	6,846	26,133	22,259
Sales and marketing	7,657	5,744	22,104	17,891
General and administrative	6,746	5,465	19,223	16,740

Total operating expenses	23,751	18,055	67,460	56,890

INCOME FROM OPERATIONS	15,254	11,068	48,955	17,362
OTHER INCOME
Other income, net	415	178	1,379	1,756

Total other income	415	178	1,379	1,756

INCOME BEFORE PROVISION FOR INCOME TAXES	15,669	11,246	50,334	19,118
PROVISION FOR INCOME TAXES	3,035	2,094	9,800	5,033

NET INCOME	$12,634	$9,152	$40,534	$14,085

EARNINGS PER SHARE:
Basic	$0.45	$0.34	$1.46	$0.52

Diluted	$0.43	$0.32	$1.38	$0.50

SHARES USED IN PER SHARE CALCULATION:
Basic	27,894	26,723	27,737	26,857

Diluted	29,283	28,431	29,406	28,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,534	$14,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,478	7,550
Gain on sale of property, plant and equipment	(344)	(10)
Stock-based compensation expense	7,459	8,046
Amortization of premium on held to maturity investments	1,337	105
Deferred income taxes	249	1,428
Decrease in accounts receivable and other allowances	(25)	(4)
Excess tax benefit from stock options exercised	(939)	(102)
Tax benefit associated with employee stock plans	1,951	554
Change in operating assets and liabilities:
Accounts receivable	13,854	(7,393)
Inventories	(22,796)	8,010
Prepaid expenses and other assets	4,610	(6,151)
Accounts payable	93	5,514
Taxes payable and accrued liabilities	4,305	1,173
Deferred income on sales to distributors	5,808	2,524

Net cash provided by operating activities	65,574	35,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,833)	(7,567)
Proceeds from sale of property and equipment	1,415	—
Acquisition (Note 15)	(8,598)	—
Notes to third parties	(6,750)	—
Purchases of held-to-maturity investments	(27,224)	(25,620)
Proceeds from maturities of held-to-maturity investments	26,491	6,349

Net cash used in investing activities	(36,499)	(26,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	17,987	13,698
Repurchase of common stock	(13,960)	(28,674)
Payments to employees for tender offer	—	(9,048)
Retirement of shares for income tax withholding	(769)	—
Payments of dividends to stockholders	(4,163)	(2,017)
Excess tax benefit from stock options exercised	939	102

Net cash provided by (used in) financing activities	34	(25,939)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,109	(17,448)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134,974	167,472

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164,083	$150,024

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,008	$44

Conversion of notes receivable in connection with acquisition (Note 15)	$1,752	$—

Application of prepayment to acquisition (Note 15)	$1,200	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$397

Cash paid for income taxes, net of refunds	$1,951	$86

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents and Short-Term and Long-Term Investments

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of September 30, 2010 and December 31, 2009, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with U.S. GAAP. For financial instruments, including cash and cash equivalents, short-term and long-term investments and accounts receivable, the carrying amounts approximate fair value due to their short maturities.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from the Company’s facility in California are “delivered at frontier” (“DAF”). As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from the Company’s facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are “free on board” (“FOB”) point of origin meaning that title is passed to the customer upon shipment. Revenue is recognized upon title transfer for sales to OEMs and merchant power supply manufacturers, assuming all other criteria for revenue recognition are met as described below.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company makes sales to distributors and retail partners and recognizes revenue based on a sell-through method. Sales to distributors are made under terms allowing certain price protection and rights of return on the Company’s products held by the distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The Company determines the amounts to defer based on the level of actual inventory on hand at the distributors as well as inventory in transit to the distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of September 30, 2010 and December 31, 2009 was approximately $28.7 million and $17.6 million, respectively. The total deferred cost as of September 30, 2010 and December 31, 2009 was approximately $13.9 million and $8.6 million, respectively. In addition, the Company determined the impact of the returns and pricing uncertainties related to the deferred revenue to be negligible over the reported periods.

Common Stock and Common Stock Dividend

In May 2009, the Company’s board of directors authorized the use of $25 million to repurchase the Company’s common stock. From May 2009 to December 31, 2009 the Company purchased 0.5 million shares for approximately $11.0 million (including fees). Between January and June of 2010, the Company purchased 0.4 million shares for approximately $14.0 million (including fees), concluding this repurchase program.

In January 2010, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2010. Quarterly dividend payments to stockholders were made on March 31, 2010, June 30, 2010 and September 30, 2010, each in the amount of approximately $1.4 million. The Company expects that the remaining dividend, to be paid on December 31, 2010, will result in approximately the same quarterly use of cash.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and inventories. These estimates are based on historical facts and various other assumptions that the Company believes to be reasonable at the time the estimates are made.

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$12,634	$9,152	$40,534	$14,085
Other comprehensive income:
Translation adjustments	105	(10)	50	(60)

Total comprehensive income	$12,739	$9,142	$40,584	$14,025

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable (in thousands):

	September 30, 2010	December 31, 2009

Accounts receivable trade	$37,222	$37,676
Accrued ship and debit and rebate claims	(29,018)	(15,618)
Allowance for doubtful accounts	(277)	(302)
Other	(2)	—

Total	$7,925	$21,756

Prepaid Expenses and Other Current Assets (in thousands):

	September 30, 2010	December 31, 2009

Prepaid legal fees	$1,000	$4,000
Prepaid inventory (Note 16)	1,558	2,858
Prepaid income tax	—	1,295
Prepaid insurance	781	302
Prepaid maintenance agreements	494	527
Interest receivable	712	693
Other	1,734	1,266

Total	$6,279	$10,941

Other Accrued Liabilities (in thousands):

	September 30, 2010	December 31, 2009

Accrued professional fees	$1,564	$2,370
Accrued expense for engineering wafers	569	542
Advances from customers	1,102	217
Other	261	180

Total	$3,496	$3,309

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

3. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans

As of September 30, 2010, the Company had five stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards (“RSUs”), stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of September 30, 2010, the maximum remaining number of shares that may be issued under the 2007 Plan was 7,980,791 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (that was adopted by the board of directors on January 27, 2009) to nonemployee directors have been made primarily under the 2007 Plan. The Directors Equity Compensation Program provides in certain circumstances (depending on the status of the particular director’s holdings of Company stock options) for the automatic grant of nonstatutory stock options to nonemployee directors of the Company on the first trading day of July in each year over their period of service on the board of directors. Further, each future nonemployee director of the Company would be granted under the 2007 Plan: (a) on the first trading day of the month following commencement of service, an option to purchase the number of shares of common stock equal to: the fraction of a year between the date of the director’s appointment to the board of directors and the next July 1, multiplied by 8,000, which option shall vest on the next July 1st; and (b) on the first trading day of July following commencement of service, an option to purchase 24,000 shares vesting monthly over the three year period commencing on the grant date. The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”); whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan was approved by the Company’s directors; stockholder approval was not required at that time and was not sought. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of September 30, 2010, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

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

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Prior to February 1, 2009, each offering period consisted of four consecutive purchase periods of approximately six months duration, or such other number or duration as the board determined. Beginning February 1, 2009, each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of September 30, 2010, 2,220,875 shares had been purchased and 779,125 shares were reserved for future issuance under the Purchase Plan.

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

As of September 30, 2010, there were approximately $9.4 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options. The unrecognized compensation costs are expected to be recognized over a weighted-average period of 2.4 years. As of September 30, 2010, (i) the total unrecognized compensation cost related to performance based awards was approximately $1.0 million, net of expected forfeitures, which the Company will amortize on a straight-line basis over the remainder of 2010, (ii) the total unrecognized compensation cost related to RSUs was approximately $7.0 million, net of expected forfeitures, which the Company will amortize on a straight-line basis over a weighted-average period of 3.6 years, and (iii) the total unrecognized compensation cost under the Purchase Plan to purchase the Company’s common stock was approximately $0.3 million, which the Company will amortize on a straight-line basis over periods of up to six months.

Stock compensation expense in the three and nine months ended September 30, 2010, was $2.9 million (comprised of stock option and performance and restricted stock award expense of $2.8 million, Purchase Plan expense of $0.2 million, offset by net stock-based compensation capitalized into inventory of $0.1 million) and $7.5 million (comprised of stock option and performance and restricted stock award expense of $6.8 million, Purchase Plan expense of $0.8 million, offset by net stock-based compensation capitalized into inventory of $0.1 million), respectively.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the three and nine months ended September 30, 2009, a total of $1.4 million (comprised of stock option expense of $2.2 million, Purchase Plan net credit of $0.9 million and net amortized inventory costs of approximately $0.1 million) and $8.0 million (comprised of stock option expense of $6.0 million, Purchase Plan expense of $1.9 million and net amortized inventory cost of approximately $0.1 million), respectively, were recorded as stock compensation expense.

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-20 for the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense for stock options, stock awards and employee stock purchases included in operations:
Cost of revenues	$153	$188	$481	$614
Research and development	1,125	340	2,782	3,256
Sales and marketing	727	173	1,776	1,729
General and administrative	930	705	2,438	2,446

Total stock-based compensation expense	$2,935	$1,406	$7,477	$8,045

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

Dividend Yield. The dividend yield was calculated by dividing the expected annual dividend by the average closing price of the Company’s common stock on a quarterly basis.

Estimated Forfeitures. The Company uses historical data to estimate pre-vesting option and stock award forfeitures, and records stock-based compensation expense only for those awards that are expected to vest.

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rates	1.53%	2.47%	1.53% - 2.25%	1.76% - 2.47%
Expected volatility rates	45%	39%	45% - 48%	39% - 48%
Expected dividend yield	0.62%	0.34%	0.54% - 0.62%	0.34% - 0.52%
Expected term of stock options (years)	5.12	5.01	5.12	5.01
Weighted-average grant date fair value of options granted	$12.61	$9.61	$14.82	$8.53

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rates	0.20%	0.28%	0.17% - 0.20%	0.28% - 0.39%
Expected volatility rates	43%	40%	36% - 43%	40% - 56%
Expected dividend yield	0.62%	0.34%	0.34% - 0.62%	0.34%
Expected life of purchase right (years)	0.5	0.5	0.5	0.5
Weighted-average estimated fair value of purchase rights	$9.49	$8.78	$8.65	$6.75

A summary of option activity under the Plans as of September 30, 2010, and changes during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	5,724	$21.65
Granted	218	35.46
Exercised	(827)	17.65
Forfeited or expired	(238)	33.65

Outstanding at September 30, 2010	4,877	$22.36	5.10	$46,906

Exercisable at September 30, 2010	3,853	$21.73	4.18	$38,938

Vested and expected to vest at September 30, 2010	4,809	$22.29	5.04	$46,492

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010, was $1.1 million and $18.4 million, respectively.

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

During the nine months ended September 30, 2010, the Company issued 91,400 performance-based awards to employees and executives. As net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, will be recognized over the service period based on an assessment of the achievement of the performance targets. The fair value of these performance-based awards was determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. In January 2010, it was determined that the Company had reached the established performance targets for the performance-based awards granted in 2009. Accordingly, 119,200 performance-based awards were released to the Company’s employees and executives in the first quarter of 2010. The Company’s 2009 revenue and non-GAAP operating earnings amounts exceeded the established threshold, and therefore the released quantity of shares represented 200% of the established target. Of this amount 23,392 shares were purchased by the Company and retired for executive income tax withholding.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of performance-based awards outstanding as of September 30, 2010, and activity during the nine months then ended, is as follows:

	Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	119
Granted	91
Vested	(120)
Forfeited or expired	(4)

Outstanding at September 30, 2010	86	.25	$2,734

Vested and expected to vest at September 30, 2010	84	.25	$2,683

The weighted average grant-date fair value per share of performance-based awards granted in the nine months ended September 30, 2010 and 2009 was approximately $34.86 and $18.66, respectively. There were no performance-based awards granted in the third quarter of 2010 or 2009. The grant date fair value of awards vested in the nine months ended September 30, 2010 was $2.3 million. There were no performance-based awards vested in the third quarter of 2010 or in all of fiscal 2009.

Restricted Stock Units (RSUs)

The Company grants restricted stock units to employees under the 2007 Plan. The RSUs typically vest ratably over a certain period of time, subject to the employee’s continued service with the Company over that period. RSUs granted to employees typically vest over a four-year period, and are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Fair value of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2007 plan will reduce the number of options available for issuance by 2.0 shares.

A summary of RSUs outstanding as of September 30, 2010, and activity during the nine months then ended, is as follows:

	Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	13
Granted	248
Vested	(1)
Forfeited or expired	(5)

Outstanding at September 30, 2010	255	2.08	$8,095

Vested and expected to vest at September 30, 2010	219	2.07	$6,940

The weighted-average grant-date fair value of RSUs awarded in the three and nine months ended September 30, 2010 was approximately $33.71 and $36.53 per share, respectively; in the three and nine months ended September 30, 2009, the weighted-average grant-date fair value was $32.15 for both periods. The grant date fair value of awards vested in the three and nine months ended September 30, 2010 was $17,000 in both periods. There were no RSU awards vested in the nine months ended September 30, 2009.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORIES:

Inventories (which consist of costs associated with the purchase of wafers from offshore foundries and packaged components from offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components) are stated at the lower of cost (first-in, first-out) or market value. When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$14,102	$5,870
Work-in-process	13,696	7,694
Finished goods	21,322	12,684

	$49,120	$26,248

5. GOODWILL AND INTANGIBLE ASSETS:

Changes in the carrying amount of goodwill during the nine months ended September 30, 2010 is as follows (in thousands):

Nine Months Ended September 30, 2010
Balance at December 31, 2009	$1,824
Goodwill acquired during the period	6,217
Goodwill adjustments	—

Ending balance at September 30, 2010	$8,041

The $6.2 million for goodwill acquired in 2010 resulted from the purchase of the assets of an early-stage research and development company (see Note 15).

Intangible assets consist primarily of acquired licenses, in-process research and development and patent rights, and are reported net of accumulated amortization. In the third quarter of 2010, the Company acquired the above-mentioned early-stage research and development company, resulting in the addition of in-process research and development of $4.7 million (see Note 15). The Company amortizes the cost of intangible assets over the term of the acquired license or patent rights, which range from five to twelve years, with the exception of $4.7 million of in-process research and development which will be amortized once the development is completed and products are available for sale. Amortization for acquired intangible assets was approximately $0.2 million and $0.5 million in the three and nine months ended September 30, 2010, respectively, and $0.2 million and $0.5 million in the three and nine months ended September 30, 2009, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

	September 30, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$—	$—	$—
Technology licenses	3,000	(1,350)	1,650	3,000	(1,125)	1,875
Patent rights	1,949	(1,706)	243	1,949	(1,542)	407
Developed technology	1,140	(448)	692	1,140	(326)	814
Other intangibles	37	(37)	0	37	(34)	3

Total intangible assets	$10,816	$(3,541)	$7,275	$6,126	$(3,027)	$3,099

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense related to intangible assets at September 30, 2010 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2010 (remaining 3 months)	$170
2011	651
2012	463
2013	463
2014	463
Thereafter	375

Total (1)	$2,585

(1)	The total above excludes $4.7 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

6. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Customer Concentration

Ten customers accounted for approximately 64% and 65% of net revenues for the three months ended September 30, 2010 and 2009, respectively, and 61% and 64% of net revenues for the nine months ended September 30, 2010 and 2009, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to investments that are deemed to be low-risk. The Company invests in high-credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in the Company’s policy, the Company seeks to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2010 and December 31, 2009, approximately 70% and 63% of accounts receivable, respectively, were concentrated with the Company’s top ten customers.

The following customers represented 10% or more of accounts receivable:

Customer	September 30, 2010	December 31, 2009
A	19%	15%
B	17%	*

*  less than 10%

Customers A and B are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s accounts receivable in these periods.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Export Sales

The Company markets its products around the world through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Hong Kong/China	35%	35%	32%	32%
Taiwan	23%	24%	24%	22%
Korea	18%	18%	19%	21%
Western Europe (excluding Germany)	9%	8%	8%	8%
Japan	5%	4%	6%	5%
Singapore	2%	2%	2%	2%
Germany	1%	3%	2%	3%
Other	1%	1%	2%	1%

Total foreign revenue	94%	95%	95%	94%

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States.

Product Sales

Approximately 99% of the Company’s sales in the three and nine months ended September 30, 2010 and 2009 were from its three primary groupings of AC-DC power-conversion products — TOPSwitch, TinySwitch and LinkSwitch. Each of these product groupings addresses a different segment of the AC-DC power-supply market, differentiated primarily by the output wattage of the power supply. The remaining sales came from other product families, principally the Company’s DPA-Switch family of high-voltage DC-DC products.

Revenue mix by product family for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
Product Family	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
LinkSwitch	39%	32%	37%	31%
TinySwitch	37%	43%	38%	44%
TOPSwitch	23%	24%	24%	24%
Other	1%	1%	1%	1%

7. EARNINGS PER SHARE:

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding RSUs and performance based awards, and the assumed issuance of awards under the stock purchase plan, as computed using the treasury stock method.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income	$12,634	$9,152	$40,534	$14,085

Weighted average common shares	27,894	26,723	27,737	26,857

Basic earnings per share	$0.45	$0.34	$1.46	$0.52

Diluted earnings per share (1):
Net income	$12,634	$9,152	$40,534	$14,085

Weighted average common shares	27,894	26,723	27,737	26,857
Effect of dilutive securities:
Employee stock plans	1,389	1,708	1,669	1,251

Diluted weighted average common shares	29,283	28,431	29,406	28,108

Diluted earnings per share	$0.43	$0.32	$1.38	$0.50

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted EPS when they become contingently issuable per ASC 260-10 (formerly SFAS No. 128, “Earning per Share”) and excludes such shares when they are not contingently issuable. For the three and nine months ended September 30, 2010, the Company has included approximately 38,000 of the performance awards in the diluted earnings per share calculation, as those shares were considered contingently issuable based upon the satisfaction of the non-GAAP operating income condition as of September 30, 2010. The Company excluded the remainder of its performance-based awards as those shares not are contingently issuable.

Approximately 530,000 and 526,000 shares attributable to stock-based awards outstanding in the three-month periods ended September 30, 2010 and 2009, respectively, and 139,000 and 3,014,000 shares outstanding in the nine-month periods ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive.

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

As of September 30, 2010, the Company continues to maintain a valuation allowance on a portion of its California deferred tax assets primarily due to California budget legislation, the Company believes that it is more likely than not that the deferred tax assets will not be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company’s effective tax rates for the three months ended September 30, 2010 and 2009 were 19.4% and 18.6%, respectively. The Company’s estimated effective tax rates for the nine months ended September 30, 2010 and 2009 were 19.5% and 26.3%, respectively. The difference between the expected statutory rate of 35% and the Company’s effective tax rate for the three and nine months ended September 30, 2010 was due primarily to the beneficial impact of the geographic distribution of the Company’s world-wide earnings and the favorable impact from the expected federal investment tax credit on the Company’s solar-power installation.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2010. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

10. COMMITMENTS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company (see Note 11). In accordance with ASC 450-10 (formerly SFAS No. 5, Accounting for Contingencies), the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

One of the Company’s wafer supply agreements which provides for the purchase of wafers in U.S. dollars also provides for a sharing of the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Each year, the Company and the supplier agree to a fixed exchange rate. The fluctuation from this annual exchange rate is shared equally between both parties. The Company accounted for the gain or loss related to the procurement and payment of these transactions as part of cost of revenues and other income or expense. Gains or losses from fluctuations in the yen exchange rate from the date the wafers are ordered until the date the wafers are received are recorded as cost of revenues. Gains or losses from fluctuations in the yen exchange rate from the date the wafers are received until payment is made are recorded as part of other income or expense.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEGAL PROCEEDINGS:

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6,116,720, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company’s motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion, but the Federal Circuit dismissed Fairchild’s appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness shortly thereafter. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents. The Court also invited briefing on enhanced damages and attorneys’ fees, and Fairchild has filed a motion requesting that the Court amend its findings regarding willfulness. Briefing is complete, and the Court is expected to address the pending motions in the near term. Regardless of the outcome of the pending motions, the Company has asked the Court to enter final judgment, and Fairchild has stated that it intends to appeal.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (“SG”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other case between the parties pending the entry of final judgment in that case; the remainder of the case is proceeding, On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties’ motions but granted the Company’s motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011.

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents; the Company contests these new claims vigorously, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company, leaving just one Fairchild patent in the case. The Court has set a schedule for the case with claim construction proceedings already under way, a further case management conference in December, and a claim construction hearing in February.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February, 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People’s Republic of China. Power Integrations Netherlands and its representative offices have filed jurisdictional challenges to the proceedings, which are still in their early stages, with no hearings or trial currently scheduled. The suits assert four Chinese patents and seek an injunction and damages of approximately $17 million. Power Integrations Netherlands has filed invalidation proceedings for all four asserted SG patents in the People’s Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September and rulings expected in the coming months. The Company believes the Fairchild and SG claims are without merit and intends to contest them vigorously.

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

The Company is unable to predict the outcome of legal proceedings with certainty, and there can be no assurance that Power Integrations will prevail in the above-mentioned litigation. This litigation, whether or not determined in Power Integrations’ favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require Power Integrations to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

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

The Company entered into an agreement (see Note 14 for details) in the second quarter of 2009 pursuant to which, among other things, it may be obligated to acquire another company if that company meets certain financial performance conditions. At September 30, 2010, the Company determined the fair value of this potential obligation to be zero. The Company used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. The Company derived the Level 2 inputs principally from corroborated observable market data (i.e. correlation values). The Company will update the fair value quarterly and record any changes to the Company’s consolidated income statements.

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

The Company held three Level 3 investments totaling $5.0 million at September 30, 2010, consisting primarily of notes to a privately-held technology company (see Note 17). The investments were classified as Level 3 of the fair value hierarchy, as there is no market data for these instruments. The Company recorded the notes at face value totaling $5.0 million in its September 30, 2010 balance sheet. The estimated fair value of the notes was approximately $5.1 million at September 30, 2010. The fair value was estimated by calculating the present value of cash flows using a market discount rate for similar investments. The Company intends to hold the notes to maturity, which occurs on May 27, 2011, August 27, 2011 and September 29, 2011.

The fair value hierarchy of the Company’s marketable securities was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using:
Description	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$6,750	$—	$6,750
Money market funds	129,919	129,919	—
U.S. government debt securities	5,130	—	5,130
Corporate securities	54,932	—	54,932

Total	$196,731	$129,919	$66,812

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in Level 3 investments, which are measured at fair value on a recurring basis, for the three months ended September 30, 2010 (in thousands).

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Notes Receivable
Beginning balance at June 30, 2010	$4,750
Purchases and issuances	2,000
Settlements	(1,750)

Ending balance at September 30, 2010	$5,000

14. ROYALTY AGREEMENT:

During the second fiscal quarter of 2009, the Company entered into a license agreement with a company for the use of its technology in exchange for a prepaid royalty of $5.25 million. The Company will amortize the royalty to cost of revenues based on the Company’s sales of products incorporating the licensed technology. The prepaid royalty is included in other assets in its September 30, 2010 condensed consolidated balance sheet. In connection with entering into this agreement, the Company entered into an agreement pursuant to which, among other things, it may be obligated to acquire the aforementioned privately held company if that company meets certain financial performance conditions.

15. ACQUISITION:

On February 26, 2010, the Company entered into a definitive agreement to purchase the assets of an early-stage research and development company for cash totaling $11.5 million. As of December 31, 2009, the Company had provided $1.2 million toward the purchase price; this amount was included in other assets in the Company’s condensed consolidated balance sheet at December 31, 2009. In the second quarter of 2010, the Company also provided to this early-stage company a loan of $1.8 million, which was to be repaid upon closing of the acquisition. The Company completed the acquisition on August 26, 2010. Upon closing the Company paid cash of $8.8 million, applied the prepayment of $1.2 million, and converted the above-mentioned $1.8 million loan to complete the acquisition. The Company allocated $6.2 million of the purchase price to goodwill, which is deductable for tax purposes (see Note 5), $4.7 million to in-process research and development, which the Company will amortize over the estimated life of the technology upon completion of its development (see Note 5 above), and $0.6 million to fixed assets. The Company also expensed $0.3 million of acquisition-related costs which was recorded as general and administrative expense in the current quarter.

16. SUPPLIER AGREEMENT:

Under an amended wafer supply agreement the Company prepaid $3.1 million for raw materials in 2008. Purchases of raw material under this agreement will be made based upon future production build plans of the Company’s wafers. As of September 30, 2010 and December 31, 2009, $1.6 million and $2.9 million, respectively, remained as prepaid under this agreement. The Company included the refundable prepayment in prepaid expenses and other current assets in its September 30, 2010 and December 31, 2009 condensed consolidated balance sheets.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUBSEQUENT EVENTS:

Investment in Third Party

On October 22, 2010, the Company made a $7.0 million equity investment in a privately-held technology company. Prior to the equity investment the Company had provided three notes to this privately-held technology company, the first on May 27, 2010, the second on August 27, 2010 and the third on September 29, 2010, for $3.0 million, $1.0 million and $1.0 million, respectively (see Note 13). These notes were converted into equity upon execution of the agreement, and an additional $2.0 million in cash was paid to the company on October 22, 2010, to fund the equity investment. The Company also paid $10.0 million as a prepaid royalty in exchange for the right to use this company’s technology. The Company will amortize the royalty to cost of revenues based on the Company’s sales of products incorporating the licensed technology. The Company intends to provide a lease line of credit to this company for the purchase of capital equipment of up to $10.0 million, and to purchase a building to lease to this company for expansion of their fabrication facility. In connection with entering into these agreements, the Company entered into an agreement pursuant to which, among other things, it may be obligated to acquire the aforementioned privately held company if it meets certain financial performance conditions.

Quarterly Cash Dividend

In October 2010, the Company’s Board of Directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The Company expects these dividends will result in a quarterly use of cash of approximately $1.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our quarterly and annual operating results are difficult to predict and subject to significant fluctuations. Customers typically can cancel or reschedule orders without significant penalty. Also, external factors such as global economic conditions and supply-chain dynamics, including the consolidation of our distributor base, can cause our operating results to be volatile. Also, we plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. The strong demand for our products in recent periods has resulted in shortages of certain products and caused an extension of our lead times for delivery to customers. We are adding production capacity in order to ensure that we can satisfy customer demand; however, if we do not have adequate inventory of products to satisfy our customers’ demand, our operating results may be impacted.

Moreover, during periods where lead times have increased, there have been instances of double ordering in the industry. Following these periods, there is increased risk of order cancellation or rescheduling as supply catches up and lead times are reduced.

Our net revenues were $75.5 million and $226.8 million in the three and nine months ended September 30, 2010, respectively, increases of 26% and 53% compared with the same periods of 2009. The growth reflects increased penetration of our products into our addressable markets, as well as overall growth in demand for electronic products. In mid-2010 we began to experience a slowing of demand due, we believe, to a combination of macroeconomic weakness and excess inventory of components, power supplies and/or end products in the supply chain. As of October 27, 2010, it was our expectation that revenues for the fourth quarter of 2010 would decrease compared with the third quarter, and fall in the range of $67 million to $73 million.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product, customer and end market mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As such, our unit costs and gross profit margin are also impacted by the volume of units we produce.

Our gross profit, defined as net revenues less cost of revenues, was $39.0 million, or 52% of net revenues, and $116.4 million, or 51% of net revenues, in the three and nine months ended September 30, 2010, respectively, compared with $29.1 million, or 49% of net revenues, and $74.3 million, or 50% of net revenues, in the three and nine months ended September 30, 2009, respectively. The increase in our gross margin, in the three and nine months ended September 30, 2010 compared with the same periods in the prior year was due primarily to a favorable end-market mix, particularly a higher percentage of revenues derived from the industrial end market, as well as reduced costs per unit sold as a result of increased production volumes, which resulted in lower fixed cost absorption per unit. We expect our gross profit margin to decrease in the fourth quarter of 2010 compared with the third quarter driven by several factors, most notably end-market mix. We expect a higher percentage of sales to come from the cellphone market, which typically has a lower-margin than other end markets. Also impacting our gross margin is the rise in the price of gold, which impacts our assembly costs, and the ongoing strengthening of the yen compared to the US dollar, which impacts the cost of wafers from our Japanese foundries. As of October 27, 2010 it was our expectation that our fourth-quarter gross profit margin would be between 49% and 50%. While we cannot predict the future direction of our gross margin beyond the fourth quarter because many of the factors influencing it are outside of our control, we are working to increase our gross margin through manufacturing cost reductions and through the development of new products and technologies aimed at increasing the value of our ICs to customers.

Total operating expenses in the three and nine months ended September 30, 2010 were $23.7 million and $67.5 million, respectively, and $18.1 million and $56.9 million in the same periods in 2009. The increase in operating expenses in 2010 compared with 2009 was driven primarily by: increased payroll and related expenses as a result of increased headcount in research and development, due in part to the acquisition of an early-stage research and development company (for details see Note 15 in Notes to Condensed Consolidated Financial Statements), as well as sales and marketing, and increased general and administrative expenses as a result of increased legal fees related to patent litigation. We expect total operating expenses to be between $24 million and $25 million in the fourth quarter of 2010.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	stock-based compensation;

•	estimating distributor pricing credits;

•	estimating write-downs for excess and obsolete inventory

•	income taxes; and

•	goodwill and intangible assets.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from our facility in California are “delivered at frontier” (“DAF”), under which title to the product passes to the customer and revenue is recognized when the shipment reaches the destination country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from our facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from our foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are “free on board” (“FOB”) point of origin meaning that title is passed to the customer upon shipment. Revenue is recognized upon title transfer for sales to OEM’s and merchant power supply manufacturers, assuming all other criteria for revenue recognition are met as described below.

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

We make sales to distributors and retail partners and recognize revenue based on a sell-through method. Sales to distributors are made under terms allowing certain price protection and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their end customers. We determine the amount to defer based on the level of actual inventory on hand at our distributors as well as inventory in transit to our distributors. Fluctuations in deferred income on sales to distributors coincide with an increase or decrease in revenue shipments to our distributors; in addition, deferred income levels are also impacted by the speed at which our distributors sell our products to their end customers. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of September 30, 2010 and December 31, 2009 was approximately $28.7 million and $17.6 million, respectively. The total deferred cost as of September 30, 2010 and December 31, 2009 was approximately $13.9 million and $8.6 million, respectively.

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

Estimating distributor pricing credits

Historically, between one-half and two-thirds of our total sales have been made through distributors. Frequently, distributors need a cost lower than our standard sales price in order to win business. After the distributor ships product to its customer, the distributor submits a “ship and debit” claim to us in order to adjust its cost from the standard price to the approved lower price. After verification by us, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the pre-approved lower price. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our net revenues. To establish the adequacy of our reserves, we analyze historical ship and debit amounts and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

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

We account for income taxes under the provisions of ASC 740 (Formerly SFAS No. 109, Accounting for Income Taxes). Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will more likely than not be realized based on available evidence and management’s judgment. We limit the deferred tax assets recognized related to certain of our officers’ compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). In the event that we determine, based on available evidence and management’s judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

As of September 30, 2010, we continue to maintain a valuation allowance on a portion of our California deferred tax assets primarily due to California budget legislation. We also maintain a valuation allowance with respect to certain of our deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Goodwill and intangible assets

In accordance with ASC 350-10 (Formerly SFAS No. 142, Goodwill and Other Intangible Assets), we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. We evaluated goodwill for impairment in the fourth quarter of 2009, and concluded that no impairment existed. Additionally, no impairment indicators have been identified during the nine months ended September 30, 2010.

ASC 350-10 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with ASC 360-10 (Formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Additionally, no impairment indicators have been identified during the nine months ended September 30, 2010.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Percentage of Total Net Revenues for Three Months Ended September 30,		Percentage of Total Net Revenues for Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.3	51.5	48.7	50.4

Gross profit	51.7	48.5	51.3	49.6

Operating expenses:
Research and development	12.5	11.4	11.5	14.9
Sales and marketing	10.2	9.6	9.7	12.0
General and administrative	8.9	9.1	8.5	11.2

Total operating expenses	31.6	30.1	29.7	38.1

Income from operations	20.1	18.4	21.6	11.5
Total other income	0.6	0.3	0.6	1.2

Income before provision for income taxes	20.7	18.7	22.2	12.7

Provision for income taxes	4.0	3.5	4.3	3.4

Net income	16.7%	15.2%	17.9%	9.3%

Comparison of the Three Months and Nine Months Ended September 30, 2010 and 2009

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus, in 2009, license fees and royalties. Net revenues for the three months ended September 30, 2010 were $75.5 million compared with $60.0 million for the three months ended September 30, 2009, an increase of 26%. Net revenues for the nine months ended September 30, 2010 were $226.8 million compared with $149.6 million for the comparable period of 2009, an increase of 52%. The increase in revenues for both the three- and nine-month periods reflects higher overall demand for electronic devices incorporating our products as well as greater penetration of our products in the AC-DC power supply market. We experienced the strongest volume growth in revenues from the industrial, consumer and communications end markets, including applications such as appliances, industrial controls, LED lights, utility meters and networking equipment.

Our net revenue mix by product family and by the end markets for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 were as follows:

	Three Months Ended		Nine Months Ended
Product Family	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
LinkSwitch	39%	32%	37%	31%
TinySwitch	37%	43%	38%	44%
TOPSwitch	23%	24%	24%	24%
Other	1%	1%	1%	1%

	Three Months Ended		Nine Months Ended
End Market	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Consumer	37%	37%	38%	36%
Communications	30%	32%	30%	32%
Industrial	22%	17%	20%	17%
Computer	11%	14%	12%	15%

International sales, defined as domestic and foreign sales to distributors and direct customers outside of the Americas based on “ship to” customer locations, were $71.2 million in the third quarter of 2010, or 94% of net revenues, compared to $56.9 million, or 95% of net revenues, for the same period in 2009. International sales were $214.5 million, or 95% of net revenues, for the nine months ended September 30, 2010, compared to $141.9 million, or 94% of net revenues, for the same period in 2009. Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 83% of our net revenues for both the three and nine months ended September 30, 2010 and 84% of our net revenues for both the three and nine months ended September 30, 2009. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

For the third quarter of 2010, sales to distributors accounted for 67% of net product sales, while sales to direct customers accounted for 33% of net product sales, compared with 65% and 35%, respectively, for the corresponding period in 2009. For the nine months ended September 30, 2010, sales to distributors accounted for 68% of net product sales, while sales to direct customers accounted for 32%, compared with 66% and 34%, respectively, for the corresponding period in 2009. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 64% and 61% of our net revenues in the three and nine months ended September 30, 2010, respectively, compared to 65% and 64% of net revenues in the comparable periods in 2009.

Two customers accounted for 10% or more of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2010	2009	2010	2009
A	18%	15%	16%	15%
B	11%	13%	11%	11%

Customers A and B are distributors of our products. No other customers accounted for 10% or more of our net revenues in these periods.

Demand for our products can change quickly and unexpectedly as a result of a number of factors, including design wins and losses, changes in demand for end products that incorporate our ICs, as well as supply-chain conditions such as the level of inventory of components, power supplies and finished good in the supply chain. We have recently experienced a slowing of demand for our products due, we believe, to a combination of macroeconomic weakness and excess inventory of components, power supplies and/or end products in the supply chain.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$75.5	$60.0	$226.8	$149.6
Gross profit	$39.0	$29.1	$116.4	$74.3
Gross profit as a % of net revenue	51.7%	48.5%	51.3%	49.6%

The increase in gross profit as a percentage of revenue for the three and nine month periods ended September 30, 2010, compared with the same periods in the prior year, was due primarily to a favorable end-market mix and reduced manufacturing costs per unit sold as a result of increased production volumes, which resulted in lower fixed-cost absorption per unit.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$75.5	$60.0	$226.8	$149.6
R&D expenses	$9.3	$6.8	$26.1	$22.3
R&D expenses as a % of net revenue	12.5%	11.4%	11.5%	14.9%

R&D expenses increased in the three and nine months ended September 30, 2010, compared with the same periods in 2009, driven primarily by increased payroll and related expenses as a result of increased headcount, including headcount added through an acquisition. We had a total of 22 more R&D employees as of September 30, 2010, compared to the number of R&D employees as of September 30, 2009. In addition, R&D expenses increased due to product and technology development. Our increase in headcount and product and technology expenses reflect our efforts to expand our product portfolio to include a range of new high-power products and products designed to help customers meet increasingly stringent efficiency requirements in both low- and high-power applications.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$75.5	$60.0	$226.8	$149.6
Sales and marketing expenses	$7.7	$5.7	$22.1	$17.9
Sales and marketing expenses as a % of net revenue	10.2%	9.6%	9.7%	12.0%

The increase in sales and marketing expenses in the three and nine months ended September 30, 2010 compared to the same periods of 2009 was driven primarily by increased payroll and related expenses as a result of increased headcount. We added a total of 19 sales and marketing employees as of September 30, 2010, when compared to the same period in 2009, primarily to expand our Asia sales staff. In addition, our commission expenses increased resulting from increased revenues.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$75.5	$60.0	$226.8	$149.6
G&A expenses	$6.7	$5.5	$19.2	$16.7
G&A expenses as a % of net revenue	8.9%	9.1%	8.5%	11.2%

G&A expenses increased in the three and nine months ended September 30, 2010, primarily as a result of increased legal expenses, including acquisition-related expenses and expenses related to patent litigation. Patent-litigation expenses increased $0.3 million and $1.2 million, respectively, for the three and nine month periods (refer to note 11, legal proceedings, in our Notes to Condensed Consolidated Financial Statements). Also contributing to higher G&A expenses were increased payroll-related expenses due primarily to payroll taxes associated with option exercises as well as increased consulting expenses and acquisition-related costs.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents and short and long-term investments. The table below compares other income, net for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$75.5	$60.0	$226.8	$149.6
Other income	$0.4	$0.2	$1.4	$1.8
Other income as a % of net revenue	0.6%	0.3%	0.6%	1.2%

Other income, net, increased in the three months ended September 30, 2010 compared to the same period in 2009 and decreased in the nine months ended September 30, 2010 compared to the same period in 2009, due primarily to the fluctuation of interest rates earned on cash and investments in the periods mentioned.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income tax expenses for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income before provision for income taxes	$15.7	$11.2	$50.3	$19.1
Provision for income taxes	$3.0	$2.1	$9.8	$5.0
Effective tax rate	19.4%	18.6%	19.5%	26.3%

The difference between the expected statutory rate of 35% and our effective tax rate for the three and nine months ended September 30, 2010 was primarily due to the favorable impact from the geographic distribution of our world-wide earnings and the favorable impact from the expected federal investment tax credit on our solar-power installation. The difference between the statutory rate of 35% and our effective tax rate for the three months ended September 30, 2009 was primarily due to the favorable impact from the geographic distribution of our world-wide earnings. The difference between the statutory rate of 35% and our effective tax rate for the nine months ended September 30, 2009 was primarily due to the favorable impact from the geographic distribution of our world-wide earnings, which was partially offset by California budget legislation that resulted in a reduction in the value of state deferred tax asset by $0.3 million and the establishment of a $0.8 million valuation allowance to reserve against previously recorded net tax benefits from a California tax credit.

Liquidity and Capital Resources

As of September 30, 2010, we had approximately $224.1 million in cash, cash equivalents and short- and long-term investments, an increase of approximately $28.5 million from December 31, 2009. We had working capital, defined as current assets less current liabilities, of approximately $208.0 million, an increase of approximately $28.0 million from December 31, 2009.

Operating activities generated cash of $65.6 million in the nine months ended September 30, 2010. Our net income for this period was $40.5 million; we also incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $9.5 million and $7.5 million, respectively. Additional sources of cash included; (i) $13.9 million in decreased accounts receivable associated with the timing of our ship and debit credit settlements with distributors, (ii) $5.8 million for deferred income on sales to distributors, resulting from increased distributor shipments, and (iii) $4.3 million for increased taxes payable and accrued liabilities resulting from higher net income, which has increased our accrued tax liability. These sources of cash were offset to a large degree by a $22.8 million use of cash to increase our inventory levels.

We generated $35.3 million in cash from operating activities in the nine months ended September 30, 2009. This cash flow was primarily the result of net income in the amount of $14.1 million, which reflected non-cash expenses for stock-based compensation and depreciation and amortization, totaling $8.0 million and $7.6 million, respectively. Additional sources of cash included (i) $8.0 million for the reduction in inventory, reflecting a steep increase in sales in the third quarter of 2009 and (ii) $5.5 million for increased accounts payable, resulting from growth in our business since the beginning of the year. These sources of cash were partially offset by (i) $5.3 million for a royalty prepayment during the second quarter of 2009, pursuant to the license agreement described in Note 14 to our Condensed Consolidated Financial Statements and (ii) $7.4 million increase in accounts receivable reflecting the growth in our revenue since the beginning of the year.

Our investing activities in the nine months ended September 30, 2010 resulted in a $36.5 million net use of cash, consisting of (i) $21.8 million for purchases of property and equipment, primarily manufacturing equipment to support our increased production requirements, and the implementation of a solar array to supply power for our corporate headquarters facility, (ii) $8.6 million to purchase the assets of an early-stage research and development company (see Note 15 in Notes to Condensed Consolidated Financial Statements for details), (iii) $6.8 million for the issuance of notes receivable to third parties (see Note 13 in Notes to Condensed Consolidated Financial Statements for details), and (iv) $0.7 million of net purchases of held-to-maturity investments, partially offset by $1.4 million of proceeds from the sale of property and equipment.

Investing activities were a net use of cash totaling $26.8 million in the nine months ended September 30, 2009. This consisted of net purchases of held-to-maturity investments totaling $19.3 million and purchases of property and equipment of $7.6 million.

In the nine months ended September 30, 2010, we had net proceeds of $34,000 from financing activities. The proceeds from financing activities included (i) $18.0 million from the issuance of shares through our employee stock purchase plan and the exercise of employee stock options, and (ii) $1.0 million of excess tax benefits from stock options exercised. These sources of cash were almost completely offset by (i) $14.0 million for the repurchase of our common stock, (ii) $4.2 million for the payment of dividends to stockholders and (iii) $0.8 million for the repurchase and retirement of shares related to employee income tax withholding.

In January 2010, our Board of Directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2010. The quarterly dividend payments were made on March 31, 2010, June 30, 2010 and September 30, 2010, to stockholders of record as of February 26, 2010, May 28, 2010 and August 31, 2010, each in the aggregate amount of approximately $1.4 million. The remaining dividend payment is expected to result in a similar use of cash. In October 2010, our Board of Directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. We expect these quarterly dividends will result in a similar use of cash. The declaration of any future cash dividend is at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

In May 2009, our board of directors authorized the use of $25 million to repurchase our common stock. From May 2009 to December 31, 2009 we purchased 0.5 million shares for approximately $11.0 million related to this repurchase program, under a previously approved repurchase program we used $17 million to repurchase our common stock, for a total of $28 million used for stock repurchases in 2009. In the six months ended June 30, 2010, we purchased 0.4 million shares for approximately $14.0 million (including fees), concluding the May 2009 repurchase program.

Financing activities were a net use of cash totaling $25.9 million for the nine months ended September 30, 2009, consisting primarily of the use of $28.7 million for the repurchase of common stock, $9.0 million for the acquisition of employee stock options and $2.0 million for the payment of dividends to common stockholders. These uses of cash were partially offset by proceeds of $13.7 million from the issuance of common stock through the exercise of stock options and the purchase of shares through our employee stock purchase program.

As of September 30, 2010, we had contingent tax liabilities of $28.3 million, compared to $24.9 million as of December 31, 2009. These amounts were classified as long-term income taxes payable in our condensed consolidated balance sheets. The settlement period for our income tax liabilities cannot be determined; however they are not expected to be due within the next twelve months. We will continue to accrue for uncertain tax positions during 2010.

We entered into an agreement in the second quarter of 2009 pursuant to which, among other things, we may be obligated to acquire a company if that company meets certain financial performance conditions. At September 30, 2010, we determined the carrying value of this potential obligation to be zero. We used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. We derived the Level 2 inputs principally from corroborated observable market data (i.e. correlation values). We will update the fair value quarterly and record any changes to our consolidated financial statements.

Other than the agreement with the privately held technology company referenced above, as of September 30, 2010, there were no material changes outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

On October 22, 2010, we entered into an agreement with another privately held technology company, pursuant to which, among other things, we may be obligated to acquire that company if they meet certain financial performance conditions. We also intend to enter into an agreement with the privately held technology company to provide a lease line of up to $10.0 million for the purchase of capital equipment, and to purchase a building to lease back to this company for expansion of their fabrication facility (see Note 17 in Notes to Condensed Consolidated Financial Statements for further information).

During the nine months ended September 30, 2010, our cash flow was generated by our operations. If our operating results deteriorate in the future, as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, or seek financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At September 30, 2010 and December 31, 2009, we held primarily cash equivalents and short-term and long-term investments with fixed interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 11, Legal Proceedings, in Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

Some of the factors that could affect our operating results include the following:

•	the volume and timing of orders received from customers;

•	competitive pressures on selling prices;

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors;

•	the inability to adequately protect or enforce our intellectual property rights;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen;

•	we are being audited by the Internal Revenue Service, which is asserting that we owe additional taxes relating to a number of items;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigation;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	attraction and retention of qualified personnel;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change; and

•	earthquakes, terrorists acts or other disasters.

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 61% of our net revenues for the nine months ended September 30, 2010, and 62% of our net revenues for the year ended December 31, 2009. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use certain technologies. We are currently involved in patent litigation and the outcome of this litigation is uncertain. See Note 11, Legal Proceedings, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I. In one of our patent suits the infringing company has been found to infringe four of our patents and those patents have been found valid by a jury and enforceable by the Court, there can be no assurance that we will be successful in obtaining financial damages or injunctive relief against infringing products. Moreover, should we ultimately lose on counterclaims for patent infringement, or if an injunction is issued against us while an appeal is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed. We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for the nine months ended September 30, 2010, and 95% of our net revenues for the year ended December 31, 2009. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

In addition, we cannot be sure that we will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot assure that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Our failure, or our customers’ failure, to develop and introduce new products successfully and in a timely manner would harm our business. In addition, customers may defer or return orders for existing products in response to the introduction of new products. When a potential liability exists we will maintain reserves for customer returns, however we cannot assure that these reserves will be adequate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 14, 2009, we announced that our board of directors had authorized the use of up to $25 million for the repurchase of shares of our common stock. From May 14, 2009 to December 31, 2009, we purchased 496,468 shares of our common stock for approximately $11.0 million. In the first two quarters of 2010 we purchased 395,915 shares of our common stock for approximately $14.0 million (including fees), concluding this repurchase program.

ITEM 5. OTHER INFORMATION

On October 29, 2010, we entered into an amendment (“the Amendment”) of our Executive Officer Benefits Agreement (“the Agreement”) with Sandeep Nayyar, our Chief Financial officer. Consistent with the terms of the executive officer benefits agreement with our prior chief financial officer, Bill Roeschlein, the Amendment makes Mr. Nayyar eligible to receive the benefits conferrable upon a change of control of Power Integrations pursuant to the Agreement during the first year of Mr. Nayyar’s continuous service to Power Integrations as an executive officer. All other provisions of the Agreement remain in full force and effect as previously filed with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: November 3, 2010	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

10.1	Executive Officer Benefits Agreement, dated July 22, 2010, between Power Integrations, Inc. and Sandeep Nayyar. (As filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.)

10.2	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers. (As filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.)

10.3	Outside Director Cash Compensation Arrangements.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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