Form 10-K
period 2010-12-31
POWER INTEGRATIONS INC
filed 2011-02-25
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23441

POWER INTEGRATIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5245 Hellyer Avenue, San Jose, California	95138-1002
(Address of principal executive offices)	(Zip code)

(408) 414-9200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of registrant’s voting and non-voting common stock held by non affiliates of registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $653,415,784, based upon the closing sale price of the common stock as reported on The NASDAQ Global Select Market. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Outstanding shares of registrant’s common stock, $0.001 par value, as of February 16, 2011: 28,735,053.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2011 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including information incorporated by reference herein, includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of words such as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: our ability to maintain and establish strategic relationships; the risks inherent in the development and delivery of complex technologies; our ability to attract, retain and motivate qualified personnel; the emergence of new markets for our products and services; our ability to compete in those markets based on timeliness, cost and market demand; and our ability to procure on reasonable terms an adequate and timely supply of our products from third party manufacturers. We make these forward looking statements based upon information available on the date of this Form 10-K, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I—“Risk Factors,” Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

PART I

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, Hiper, Qspeed and PI Expert are trademarks of Power Integrations, Inc.

Item 1. Business.

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog and mixed-signal integrated circuits products, commonly referred to as ICs. We offer both monolithic (i.e., a single chip in an IC package) and hybrid (multiple chips in a single package) IC products. Following our acquisition of Qspeed Semiconductor Inc. in December 2010, we also now offer a range of high-performance, high-voltage silicon diodes. Our ICs and diodes are used in electronic power supplies, also known as switched-mode power supplies or switchers. Power supplies convert electricity from a high-voltage source, such as a wall outlet, to the type of power needed by a given electronic device, such as a mobile phone or a computer. In most cases, this conversion entails, among other functions, converting alternating current to direct current (referred to as AC-DC conversion), reducing the voltage and regulating the output voltage and/or current. Switched-mode power supplies perform these functions using an array of electronic components, often including ICs and diodes such as ours.

We believe our patented TOPSwitch ICs, introduced in 1994, were the first highly integrated power-conversion ICs to achieve widespread market acceptance. We have since introduced a number of additional IC product families in order to broaden our addressable market and increase the functionality of our products. Our ICs bring a number of important benefits to the power-supply market compared with less advanced alternatives, including reduced component count and design complexity, smaller board size, higher reliability and reduced time-to-market. Our products also reduce the amount of electricity wasted by power supplies and help our customers meet the increasingly stringent efficiency standards that have been adopted or proposed around the world.

We currently offer IC products that can be used in AC-DC power supplies with output wattages ranging from less than one watt up to approximately 500 watts. Our ICs can be used in virtually any power-supply application within our addressable power range; the vast majority are used in power supplies intended for the communications, consumer, computer and industrial end markets. We have shipped approximately five billion ICs since 1994.

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

Our highly integrated ICs, used in combination with our patented power-supply design techniques, enable the design and production of switchers that use up to 70% fewer components than discrete switchers. For example, our ICs provide safety and reliability features and features designed to mitigate electromagnetic interference, while discrete switchers must often include additional components in order to provide these functions. As a result of their lower component count, power supplies utilizing our ICs are typically smaller and more reliable than discrete switchers. Switchers that incorporate our ICs are also lighter and more portable than comparable power supplies built with copper-and-iron linear transformers, which are still used in some low-power applications.

•	Reduced Time-to-Market, Enhanced Manufacturability

Because our ICs eliminate much of the complexity associated with the design of switched-mode power supplies, designs can typically be completed in much less time, resulting in more efficient use of our customers’ design resources and accelerating time-to-market for new designs. The lower component count and reduced complexity enabled by our ICs also makes power supply designs more suitable for high-volume manufacturing compared with discrete switchers. We also provide online design tools, such as our PI Expert design software, that further reduce time-to-market and product development risks.

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

Energy Efficiency

Linear transformers and many discrete switchers draw significantly more electricity than the amount needed by the devices they power. As a result, billions of dollars worth of electricity is wasted each year, and millions of tons of greenhouse gases are unnecessarily produced by power plants. Energy waste occurs during both normal operations of a device and in standby mode, when the device is performing little or no useful function. For example, computers and printers waste energy while in “sleep” mode. TVs and DVD players that are turned off by remote control consume energy while awaiting a remote control signal to turn them back on. A mobile-phone charger left plugged into a wall outlet continues to draw electricity even when not connected to the phone (a condition known as “no-load”). Many common household appliances, such as microwave ovens, dishwashers and washing machines, also consume power when not in use. One study has estimated that standby power alone amounts to as much as ten percent of residential energy consumption in developed countries.

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

In response to concerns about the environmental impact of carbon emissions, policymakers are taking action to promote energy efficiency. For example, the ENERGY STAR® program and the European Union Code of Conduct encourage manufacturers of electronic devices such as home appliances, DVD players, computers, TVs and external power supplies to comply with voluntary energy-efficiency specifications. In 2007, the California Energy Commission, or CEC, implemented mandatory efficiency standards for external power supplies; in 2009 the CEC announced mandatory efficiency standards for televisions, scheduled to take effect in 2011. The CEC standards for external power supplies were implemented nationwide in the U.S. in July 2008 as a result of the Energy Independence and Security Act of 2007 (EISA). Similar standards took effect in the European Union in 2010 as part of the EU’s EcoDesign Directive for Energy-Related Products. Also in 2010, the EcoDesign Directive implemented standards limiting standby power consumption on a wide range of electronic products; the limit currently stands at one watt for most end products and will be reduced to 0.5 watts in 2013. The EISA also requires substantial improvements in the efficiency of lighting technologies beginning in 2012; these new rules are being implemented in California beginning in 2011. Plans to phase out incandescent lamps have also been announced in Canada, Australia and Europe.

We offer products that we believe enable manufacturers to meet or exceed these and all other current and proposed energy-efficiency regulations for electronic products. Our EcoSmart technology, introduced in 1998, dramatically reduces waste in both operating and standby modes. In 2010 we introduced CapZero and SenZero, which eliminate additional sources of standby waste in certain power supplies, as well as LinkSwitch-PH and LinkSwitch-PL, which enable highly efficient power-conversion for LED lighting. We estimate that our EcoSmart technology has saved approximately $4.6 billion worth of standby power worldwide since 1998.

Products

Below is a brief description of our products:

*	AC-DC power conversion products for the low-power market

TOPSwitch, our first commercially successful product family, was introduced in 1994. Since that time we have introduced a wide range of products (including five subsequent generations of TOPSwitch) to both improve upon the functionality of the original TOPSwitch and broaden the range of power levels we can address. In 1998 we introduced TinySwitch, the first family of products to incorporate our EcoSmart technology; in 2006, we introduced the third generation of the TinySwitch line, TinySwitch-III. In 2002 we introduced LinkSwitch, the industry’s first highly integrated IC designed specifically to replace linear transformers. LinkSwitch-II, our second-generation LinkSwitch, was introduced in 2008.

In 2010 we introduced two extensions of the LinkSwitch product line, LinkZero-AX and LinkZero-LP, which enable designers to achieve low standby power consumption, down to zero watts in certain applications. Also in 2010 we introduced LinkSwitch-PH and LinkSwitch-PL, our first products designed specifically for LED lighting applications.

This portfolio of power-conversion products generally addresses power supplies ranging from less than one watt of output up to approximately 50 watts of output, a market we refer to as the “low-power” market. This market is comprised of an extremely broad range of applications including mobile-device chargers, consumer appliances, utility meters, LCD monitors, standby power supplies for desktop computers and TVs and numerous other consumer and industrial applications.

*	Products for the high-power market

In an effort to further expand our addressable market, we have recently introduced a range of products designed for use in applications up to approximately 500 watts of output. We believe these products enable us to bring many of the same benefits to the “high-power” market that we have historically brought to the low-power market, including reduced component count, improved reliability and better energy-efficiency compared with competing alternatives. Our Hiper family of products, first introduced in 2008, includes both power-conversion and power-factor-correction products for high-power applications, which include main power supplies for desktop computers, TVs and game consoles, as well as LED street lights and a variety of other applications.

In 2010 we introduced CapZero and SenZero, our first products to perform functions other than power conversion. These products are designed to further improve the energy-efficiency of power supplies and reduce standby consumption by eliminating particular sources of power waste within a power supply, specifically the so-called bleed resistors (CapZero) and sense resistors (SenZero).

Following our acquisition of Qspeed Semiconductor in December 2010, we now offer a range of high-performance, high-voltage diodes known as Qspeed diodes. Qspeed diodes utilize a proprietary silicon technology to provide a unique combination of high efficiency and low noise, as well as high-frequency operation, which reduces the cost and size of magnetic components in a power supply. We believe these products, as well as our CapZero and SenZero products, will most commonly be used in applications with above 50 watts of output; we therefore refer to them as products for the high-power market.

*	High-voltage DC-DC products

The DPA-Switch family of products, introduced in June 2002, was the first monolithic high-voltage power conversion IC designed specifically for use in DC-DC converters and distributed power architectures. Applications include power-over-Ethernet powered devices such as voice-over-IP phones and security cameras, as well as network hubs, line cards, servers, digital PBX phones, DC-DC converter modules and industrial controls.

Revenue mix by product family for the years ended December 31, 2010, 2009 and 2008 was approximately as follows:

	Year Ended December 31,
Product Family	2010	2009	2008
TinySwitch	38%	43%	44%
LinkSwitch	37%	33%	29%
TOPSwitch	24%	23%	25%
Other	1%	1%	2%

Markets and Customers

Our strategy is to target markets that can benefit the most from our highly integrated power conversion ICs. The following chart shows the primary applications of our products in power supplies in several major market categories.

Market Category	Primary Applications
• Communications	Cellphone chargers, routers, cordless phones, broadband modems, voice-over-IP phones, other network and telecom gear

• Consumer	Major appliances, air conditioners, set-top boxes for cable and satellite services, small appliances, DVD players, digital cameras, LCD TVs, videogame consoles

• Computer	Desktop PCs, LCD monitors, servers, LCD projectors, adapters for notebook computers

• Industrial Electronics	LED lighting, industrial controls, utility meters, motor controls, uninterruptible power supplies, tools

Revenue by our end market categories for 2010 was approximately 38 percent consumer, 31 percent communications, 19 percent industrial electronics and 12 percent computer.

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent sales representatives and distributors. We have sales offices in California, Georgia and Illinois, as well as offices in the United Kingdom, Germany, Italy, India, China, Japan, Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 33%, 36% and 37% of our net product revenues for 2010, 2009 and 2008, respectively, while sales through distributors accounted for approximately 67%, 64% and 63% for 2010, 2009 and 2008, respectively. All distributors are entitled to certain return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and sales representatives and distributors can discontinue marketing any of our products at any time.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 62%, 62% and 60% of our net revenues for 2010, 2009 and 2008, respectively. In 2010, two distributors, Avnet and ATM Electronic Corporation, accounted for approximately 17% and 11% of our net revenues, respectively. In 2009 these same distributors accounted for 15% and 10% of our net revenues, respectively. In 2008, Avnet accounted for approximately 16% of our net revenues. No other customers accounted for more than 10% of net revenues in 2008. In 2010, 2009 and 2008 sales to customers in the United States accounted for approximately 4%, 5% and 4% of our net revenues, respectively. See Note 2, “Summary of Significant Accounting Policies,” in our notes to consolidated financial statements regarding sales to customers located in foreign countries. See our consolidated financial statements regarding total revenues and profit for the last three fiscal years.

We are subject to certain risks stemming from the fact that most of our manufacturing and most of our customers are located in foreign jurisdictions. Risks related to our foreign operations are set forth in Item 1A of this Annual Report on Form 10-K, and include: potential weaker intellectual property rights under foreign laws, the burden of complying with foreign laws and foreign-currency exchange risk.

Backlog

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. Historically, our business has been characterized by short lead-time orders and quick delivery schedules, and our order backlog at the beginning of a given period has not been a meaningful indicator of our ability to achieve any particular level of revenue or financial performance. In recent quarters our lead times to deliver products to customers extended due to strong demand, causing many customers to place orders further in advance than has historically been the case. This caused our backlog to expand and become a somewhat more meaningful indicator of the level of revenues we may expect to attain in a particular quarter. Nevertheless, because orders in backlog are subject to cancellation or postponement, backlog is not necessarily a reliable indicator of future revenues. Furthermore, because we do not recognize revenue on distribution sales until our products are sold through by distributors to our end-customers, our revenues in a given period can differ significantly from the value of the products we ship in the same period. We believe this further reduces the reliability of order backlog as an indicator of future revenues.

Technology

•

High-Voltage Transistor Structure and Process Technology—Our company was founded on a patented silicon technology that uses a proprietary high-voltage MOS transistor structure and fabrication process that enables us to integrate high-voltage n-channel transistors and industry-standard CMOS and bipolar control circuitry on the same monolithic IC. Both the IC device structure and the wafer fabrication process contribute to the cost-effectiveness of our high-voltage technology. Subsequent generations of our high-voltage technology, introduced in 2000 and 2004 have enabled us to further reduce the silicon area of our ICs. Our high-voltage ICs are implemented on low-cost silicon wafers using standard 5 V CMOS silicon processing techniques with a relatively large feature size of between 1 and 3 microns. We have also developed a very cost-effective silicon-based high-voltage MOSFET technology for use in combination with one or more integrated circuits in a hybrid IC product.

•

IC Design and System Technology—Our IC designs combine complex control circuits and high-voltage transistors on the same monolithic chip or in the same IC package. Our design technology takes advantage of our high-voltage process to minimize the die size of both the high-voltage device and control circuits and improve the performance of our highly integrated products versus competing integrated solutions. We have also developed extensive expertise in the design of switching power supplies, resulting in innovative circuit topologies and design techniques that reduce component count and system cost, increase system performance, and improve energy efficiency compared to alternative approaches.

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

In 2010, 2009 and 2008, we incurred costs of $35.9 million, $30.5 million and $36.9 million, respectively, for research and development, including expenses related to stock-based compensation. Research and development expenses increased in 2010 compared to the prior year due primarily to higher salary and salary related expenses due to an increase in headcount. We increased headcount in 2010 due to the expansion of our research and development organization including the acquisition of an early-stage research and development company in August of 2010. The decrease in our research and development expenses in 2009 compared to 2008 was due primarily to decreased stock based compensation expense, reflecting the fact that our 2008 research and development expenses included accelerated stock-based compensation expenses associated with the repurchase of employee stock options via a tender offer conducted in December 2008. We expect to continue to invest significant funds in research and development activities.

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. As of December 31, 2010, we held 395 U.S. patents and had received foreign patent protection on these patents resulting in 211 foreign patents. The U.S. patents have expiration dates ranging from 2011 to 2028. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, Europe and Japan.

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

Our long-lived assets consist of property and equipment and intangible assets. Our intangible assets are comprised of developed and in-process technology, licenses, patents and goodwill. Our long-lived assets, including property and equipment and intangible assets, are located primarily in the United States; U.S. long-lived assets represented 57%, 66% and 70% of total long-lived assets in 2010, 2009 and 2008, respectively. No individual foreign country held more than 10% of total long-lived assets. See Note 2, “Summary of Significant Accounting Policies,” in our notes to consolidated financial statements regarding total property and equipment located in foreign countries.

Manufacturing

To manufacture our wafers using our proprietary processes, we contract with three foundries: (1) OKI Electric Industry, or OKI, (2) Seiko Epson Corporation, or Epson and (3) XFAB Dresden GmbH & Co KG, or XFAB (a wholly owned subsidiary of XFAB Semiconductor Foundries AG). These contractors manufacture our wafers at foundries located in Japan and Germany. For a small number of our products, we also buy wafers manufactured in Singapore by Global Foundries using a standard, non-proprietary process to implement certain integrated control circuits for use in combination with our proprietary high-voltage MOSFETs.

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

Our proprietary high-voltage processes do not require leading-edge geometries for them to be cost-effective, and thus we can use our foundries’ older, low-cost facilities for wafer manufacturing. However, because of our highly sensitive high-voltage process, we must interact closely with our foundries to achieve satisfactory yields. Our wafer supply agreements with OKI, Epson and XFAB expire in April 2018, December 2020 and December 2012, respectively. Under the terms of the OKI agreement, OKI has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by OKI and us. In addition, OKI requires us to supply them with a rolling six-month forecast on a monthly basis. Our agreement with OKI provides for the purchase of wafers in Japanese yen, and allows for mutual sharing of the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the Epson agreement, Epson has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Epson and us. The agreement with Epson also requires us to supply Epson with rolling six-month forecasts on a monthly basis. Our agreement with Epson provides for the purchase of wafers in U.S. dollars, however, we do share the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the XFAB agreement, XFAB has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by XFAB and us. The agreement with XFAB also requires us to supply XFAB with rolling six-month forecasts on a monthly basis. Our purchases of wafers from XFAB are denominated in U.S. dollars.

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

Competition

Competing alternatives to our high-voltage ICs include monolithic, hybrid ICs and similar products from companies such as Fairchild Semiconductor, STMicroelectronics, Infineon, ON Semiconductor and Sanken Electric Company, as well as PWM controller chips paired with discrete high-voltage bipolar transistors and MOSFETs, which are produced by a large number of vendors. Self-oscillating switchers, built with discrete components supplied by numerous vendors, are also commonly used. For some applications, line-frequency transformers are also a competing alternative to designs utilizing our products.

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

Employees

As of December 31, 2010, we employed 444 full time personnel, consisting of 71 in manufacturing, 136 in research and development, 202 in sales, marketing and applications support, and 35 in finance and administration.

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

Executive Officers of the Registrant

As of February 16, 2011, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	56
Douglas Bailey	Vice President, Marketing	44
Derek Bell	Vice President, Engineering	67
Bruce Renouard	Vice President, Worldwide Sales	50
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	51
John Tomlin	Vice President, Operations	63
Clifford J. Walker	Vice President, Corporate Development	59

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

Sandeep Nayyar has served as our vice president and chief financial officer since June 2010. Previously Mr. Nayyar served as vice president of finance at Applied Biosystems, Inc., a developer and manufacturer of life-sciences products, from 2002 to 2009. Mr. Nayyar was a member of the executive team with world-wide responsibilities for finance. From 1990 to 2001, Mr. Nayyar served in a succession of financial roles including vice president of finance at Quantum Corporation, a computer storage company. Mr. Nayyar also worked for five years in the public-accounting field at Ernst & Young LLP. Mr. Nayyar is a Certified Public Accountant, Chartered Accountant and has a B.S. in Accounting from the University of Delhi, India.

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

Some of the factors that could affect our operating results include the following:

•	the volume and timing of orders received from customers;

•	competitive pressures on selling prices;

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors;

•	the inability to adequately protect or enforce our intellectual property rights;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen;

•	an audit by the Internal Revenue Service, which is asserting that we owe additional taxes relating to a number of tax related positions;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	our ability to attract and retain qualified personnel;

•	risks associated with acquisitions and strategic investments;

•	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change; and

•	earthquakes, terrorists acts or other disasters.

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 62% and 62% of our net revenues for the years ended December 31, 2010 and 2009, respectively. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2011 to 2028. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. We have supply arrangements for the production of wafers with OKI, XFAB and Epson. Our contracts with these suppliers expire in April 2018, December 2012 and December 2020, respectively. Although certain aspects of our relationships with OKI (purchased by Rohm Co. of Japan as of October 1, 2008), XFAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with OKI, XFAB and Epson in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, XFAB or Epson could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

Although we provide our foundries with rolling forecasts of our production requirements, their ability to provide wafers to us is ultimately limited by the available capacity of the wafer foundry. Any reduction in wafer foundry capacity available to us could require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions to meet our customers’ requirements, or may limit our ability to meet demand for our products. Further, to the extent demand for our products exceeds wafer foundry capacity, this could inhibit us from expanding our business and harm relationships with our customers. Any of these concessions or limitations could harm our business.

If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenues may decline. We depend on independent foundries to produce wafers, and independent subcontractors to assemble and test finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of the foundries to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues and gross margin. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compounds that have been available from only a few suppliers. These compounds and their specified processing conditions require a more exacting level of process control than normally required for standard IC packages. Unavailability of assembly materials or problems with the assembly process can materially and adversely affect yields, timely delivery and cost to manufacture. We may not be able to maintain acceptable yields in the future.

In addition, if prices for commodities used in our products increase significantly, raw material costs would increase for our suppliers which could result in an increase in the prices our suppliers charge us. (Recent increases in the price of gold, which is used in our IC packages, have in fact increased our product costs to some degree.) To the extent we are not able to pass these costs on to our customers; this would have an adverse effect on our gross margins.

If we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability. Our success depends upon our ability to continue our technological innovation and protect our intellectual property, including patents, trade secrets, copyrights and know-how. We are currently engaged in litigation to enforce our intellectual property rights, and associated expenses have been, and are expected to remain, material and have adversely affected our operating results. We cannot assure that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation, or that others will not develop competitive technologies or products. From time to time, we have received, and we may receive in the future, communications alleging possible infringement of patents or other intellectual property rights of others. Costly litigation may be necessary to enforce our intellectual property rights or to defend us against claimed infringement. The failure to obtain necessary licenses and other rights, and/or litigation arising out of infringement claims could cause us to lose market share and harm our business.

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

We are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of tax related positions, and if we are not successful in defending our positions we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2002 and 2003, the IRS proposed a material adjustment related to our research and development cost-sharing arrangement. We are disputing the proposed adjustment, but at the request of the IRS, we agreed to rollover the disputed proposed adjustment into the audit of our United States Federal income tax returns for fiscal years 2004 through 2006, which are currently under audit. While the IRS has not completed its audit for these years, we anticipate that it will again propose an adjustment related to our research and development cost-sharing arrangement. Resolution of this matter could take considerable time, possibly years.

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

Securities laws and regulations, including potential risk resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002, will continue to impact our results. Complying with the requirements of the Sarbanes-Oxley Act of 2002 and NASDAQ’s conditions for continued listing have imposed significant legal and financial compliance costs, and are expected to continue to impose significant costs and management burden on us. These rules and regulations also may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly qualified members to serve on our audit committee. Further, the rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which are to become effective throughout 2011, are also expected to continue to impose significant costs and management burden on us.

Additionally, because these laws, regulations and standards promulgated by the Sarbanes-Oxley Act are, and those promulgated under the Dodd-Frank Act when they become effective are expected to be, subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use certain technologies. We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 9, Legal Proceedings, in Notes to Consolidated Financial Statements in Item 15 of Part IV. For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued for patent infringement in China, where the outcome of litigation can be more uncertain than in the United States. Should we ultimately be determined to be infringing on another party’s patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed. We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for the years ended December 31, 2010 and 2009. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Our failure to adequately address these risks could reduce our international sales and materially and adversely affect our operating results. Furthermore, because substantially all of our foreign sales are denominated in U.S. dollars, increases in the value of the dollar cause the price of our products in foreign markets to rise, making our products more expensive relative to competing products priced in local currencies.

If our efforts to enhance existing products and introduce new products are not successful, we may not be able to generate demand for our products. Our success depends in significant part upon our ability to develop new ICs for high-voltage power conversion for existing and new markets, to introduce these products in a timely manner and to have these products selected for design into products of leading manufacturers. New product introduction schedules are subject to the risks and uncertainties that typically accompany development and delivery of complex technologies to the market place, including product development delays and defects. If we fail to develop and sell new products in a timely manner then our net revenues could decline.

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

We are exposed to risks associated with acquisitions and strategic investments. We have made, and in the future intend to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets. Acquisitions involve numerous risks, including but not limited to:

•	inability to realize anticipated benefits, which may occur due to any of the reasons described below, or for other unanticipated reasons;

•	the risk of litigation or disputes with customers, suppliers, partners or stockholders of an acquisition target arising from a proposed or completed transaction;

•

impairment of acquired intangible assets and goodwill as a result of changing business conditions, technological advancements or worse-than-expected performance, which would adversely affect our financial results; and

•	unknown, underestimated and/or undisclosed commitments, liabilities or issues not discovered in our due diligence of such transactions.

We also make strategic investments in other companies, which may decline in value and/or not meet desired objectives. The success of these strategic investments depends on various factors over which we may have limited or no control and requires ongoing and effective cooperation with strategic partners. Moreover, these investments are often illiquid, such that it may be difficult or impossible for us to monetize such investments.

Our inability to successfully integrate, or realize the expected benefits from, our acquisitions could adversely affect our results. We have made acquisitions of other businesses, including Qspeed Semiconductor Inc., and there is a risk that integration difficulties may cause us not to realize expected benefits. The success of the acquisitions could depend, in part, on our ability to realize the anticipated benefits and cost savings (if any) from combining the businesses of the acquired companies and our business, which may take longer to realize than expected.

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

In the event of an earthquake, terrorist act or other disaster, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities are situated near San Francisco, California, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes. Many of our suppliers are also susceptible to other disasters such as tropical storms, typhoons or tsunamis. In the event of a disaster, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any interruption in our ability or that of our major suppliers to continue operations at our facilities could delay the development and shipment of our products.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California. In addition to our facility in San Jose, we also own a research and development facility in New Jersey, which was purchased in 2010 in connection with our acquisition of an early-stage research and development company. We lease an administrative office in Singapore, a research and development facility in Canada, and sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our company, if headcount increases above capacity we may need to lease additional space.

Item 3. Legal Proceedings.

Information with respect to this item may be found in Note 9, Legal Proceedings, in Notes to Consolidated Financial Statements included later in this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

	Price Range
Year Ended December 31, 2010	High	Low
Fourth quarter	$42.00	$31.08
Third quarter	$38.54	$26.81
Second quarter	$45.90	$30.91
First quarter	$42.23	$31.21

Year Ended December 31, 2009	High	Low
Fourth quarter	$36.95	$30.90
Third quarter	$34.53	$22.44
Second quarter	$24.78	$16.91
First quarter	$21.48	$17.20

As of February 16, 2011, there were approximately 57 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

During the fourth quarter of 2008, our board of directors declared five quarterly cash dividends in the amount of $0.025 per share to be paid consecutively each quarter beginning in the fourth quarter of 2008. In January 2010, our board of directors declared four quarterly cash dividends, each in the amount of $0.05 per share to be paid at the end of each quarter in 2010; as a result we have paid dividends on a quarterly basis through the end of 2010. In addition, in October 2010, our board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid at the end of each quarter in 2011. The declaration of any future cash dividend beyond 2011 is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

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

Performance Graph(1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2005 through December 31, 2010, for (a) our common stock, (b) The NASDAQ Composite Index and (c) The NASDAQ Electronic Components Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Power Integrations, Inc., the NASDAQ Composite Index

and the NASDAQ Electronic Components Index

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ended December 31, 2010.

	12/05	12/06	12/07	12/08	12/09	12/10
Power Integrations, Inc.	100.00	98.49	144.60	83.61	153.53	170.58
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Electronic Components	100.00	94.09	110.35	56.37	90.71	103.28

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2010 and 2009 and the consolidated statements of income data for the years ended December 31, 2010, 2009 and 2008 from our audited consolidated financial statements, and accompanying notes, in this Annual Report on Form 10-K. The consolidated statements of income data for each of the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 are derived from consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statements of Income:
Net revenues	$299,803	$215,701	$201,708	$191,043	$162,403
Cost of revenues	147,262	107,633	96,678	87,558	73,794

Gross profit	152,541	108,068	105,030	103,485	88,609

Operating expenses:
Research and development	35,886	30,473	36,867	25,176	24,415
Sales and marketing	31,167	25,018	35,898	26,940	25,712
General and administrative	25,562	23,967	27,296	24,249	34,648
Intangible asset impairment	—	—	1,958	—	—
In-process research and development	—	—	—	1,370	—

Total operating expenses	92,615	79,458	102,019	77,735	84,775

Income from operations	59,926	28,610	3,011	25,750	3,834

Other income:
Other income, net	1,879	1,913	6,835	7,960	5,924
Insurance reimbursement	—	—	878	841	—

Total other income	1,879	1,913	7,713	8,801	5,924

Income before provision for income taxes	61,805	30,523	10,724	34,551	9,758
Provision for income taxes	12,341	7,254	8,921	7,927	333

Net income	$49,464	$23,269	$1,803	$26,624	$9,425

Earnings per share:
Basic	$1.78	$0.86	$0.06	$0.92	$0.32

Diluted	$1.67	$0.82	$0.06	$0.85	$0.31

Shares used in per share calculation:
Basic	27,837	26,920	30,099	28,969	29,059

Diluted	29,556	28,297	31,755	31,254	30,819

Dividend per share	$0.20	$0.10	$0.025	—	—

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$155,667	$134,974	$167,472	$118,353	$124,937
Short-term investments	27,355	20,567	6,363	85,821	2,506

Cash, cash equivalents and short-term investments	183,022	155,541	173,835	204,174	127,443
Working capital	212,055	179,959	200,997	215,040	133,627
Total assets	433,070	344,567	313,078	335,099	260,859
Long-term liabilities	29,580	23,859	20,426	17,042	—
Stockholders’ equity	354,035	284,792	259,681	289,490	220,766

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A “Risk Factors” and elsewhere in this report.

Business Overview

We design, develop, manufacture and market proprietary, high-voltage, analog and mixed-signal integrated circuits (“ICs”) for use in electronic power supplies, also known as switched-mode power supplies. Our ICs are used principally in AC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial electronics markets. For example, our ICs are commonly used in such end products as mobile-phone chargers, desktop computers, home entertainment equipment, appliances, utility meters and LED light bulbs and fixtures.

We believe that our products enable power supplies that are superior to those designed with alternative technologies. We differentiate our ICs through innovation aimed at helping our customers meet the desired performance specifications for their power supplies while minimizing complexity, component count, time-to-market and overall system cost. We invest significant resources in research and development in an effort to achieve this differentiation.

While the size of the power-supply market fluctuates with changes in macroeconomic conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volumes of power supplies has largely been offset by reductions in the average selling price of components in this market. Therefore, the growth rate of our revenues, income and cash flow depends primarily on our penetration of the power supply market, as well as our success in expanding the addressable market by introducing new products that address a wider range of applications. Our growth strategy includes the following elements:

•

Increase the penetration of our ICs in the “low-power” AC-DC power supply market. The vast majority of our revenues come from power-supply applications requiring 50 watts of output or less. We continue to introduce more advanced products that make our IC-based solutions more attractive in this market. We have also increased the size of our sales and field-engineering staff considerably in recent years, and we continue to expand our offerings of technical documentation and design-support tools and services in order to help customers use our ICs. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

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

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as light-emitting diodes (LEDs). We believe this presents a significant opportunity for us because our ICs are used in power-supply (or “driver”) circuitry for high-voltage LED lighting applications.

•

Expand our addressable market to include “high-power” applications. We believe we have developed new technologies and products that enable us to bring the benefits of highly integrated power supplies to applications requiring more than 50 watts of output. These include such applications as main power supplies for flat-panel TVs and PCs, as well as power supplies for LED streetlights, game consoles, and notebook computers, among others.

Our quarterly and annual operating results are difficult to predict and subject to significant fluctuations. Customers typically can cancel or reschedule orders without significant penalty. Also, external factors such as global economic conditions and supply-chain dynamics can cause our operating results to be volatile. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. Strong demand for our products in recent periods resulted in shortages of certain products and caused an extension of our lead times for delivery to customers. We have added production capacity in order to ensure that we can satisfy customer demand, and our lead times have now returned to historical levels on most of our products; however, if we do not have adequate inventory of products to satisfy future demand, our operating results may be impacted.

Moreover, during periods where lead times have increased, there have been instances of double ordering in the industry. Following these periods, there is increased risk of order cancellation or rescheduling as supply catches up and lead times are reduced.

Our net revenues were $299.8 million, $215.7 million and $201.7 million in 2010, 2009 and 2008, respectively. The growth of revenues in each of these years primarily reflects the increased penetration of our products into our addressable markets. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 62%, 62% and 60% of our net revenues for 2010, 2009 and 2008, respectively. Our top two customers, both distributors of our products, collectively accounted for approximately 28% and 25% of our net revenues for 2010 and 2009, respectively. In 2008, one of these distributors accounted for 16% of net revenues. In 2010 and 2009, international sales comprised 95% of our net revenues; in 2008 international sales comprised 96% of net revenues.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 1.7 percentage points; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from our Japanese suppliers. Also, although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As such, our unit costs and gross profit margin are impacted by the volume of units we produce.

Our gross profit, defined as net revenues less cost of revenues, was $152.5 million, or 51% of net revenues, in 2010, compared to $108.1 million, or 50% of net revenues, in 2009 and $105.0 million, or 52% of net revenues, in 2008. The increase in our gross margin in 2010 compared to 2009 was driven by (i) manufacturing efficiencies due to increased production volumes, which resulted in lower fixed costs per unit, and (ii) a favorable end-market mix, as a higher percentage of our revenues came from the industrial and consumer end markets, which tend to have higher margins than other end markets. The decrease in gross margin in 2009 compared to 2008 was due primarily to the weakening of the U.S. dollar compared with the Japanese yen; increased sales of recently introduced products, which tend to have lower gross margin than earlier-generation products; and the expiration of our royalty agreement with Panasonic in mid-2009, which eliminated a small but high-margin revenue stream. While we cannot predict the future direction of our gross margin because many of the factors influencing it are outside of our control, we expect the recent decrease in the value of the U.S dollar versus the Japanese yen to put downward pressure on our gross margin in 2011. However, we are working to increase our gross margin through a combination of product-cost reductions and the development of new products and technologies aimed at increasing the value of our ICs to customers.

Total operating expenses in 2010, 2009 and 2008 were $92.6 million, $79.5 million and $102.0 million, respectively. The increase in operating expenses in 2010 compared to 2009 was driven primarily by: increased payroll and related expenses as a result of increased headcount in research and development, due in part to the acquisition of an early-stage research and development company (for details see Note 10 in Notes to Consolidated Financial Statements), as well as headcount increases and other expenses in sales and marketing in order to support the record number of new product families we introduced in 2010. The decrease in operating expenses in 2009 compared with 2008 was driven primarily by reduced stock-based compensation expenses, which totaled $11.3 million in 2009 compared with $35.0 million in 2008. The higher amount in 2008 was the result of a tender offer we conducted at the end of 2008 to repurchase outstanding “out-of-the-money” stock options; the tender offer resulted in the recognition of $19.3 million of stock-based compensation expenses in 2008 that would otherwise have been recognized over the remaining vesting periods of the tendered options of up to four years. In 2008, we also incurred a charge of approximately $2.0 million related to impairment of intangible assets. While our operating expenses may fluctuate from quarter to quarter in the future, over time our aim is to increase them at a rate lower than the growth rate of our revenues. We expect our operating expenses to increase in 2011 reflecting the continued growth of our company, including (i) increased headcount resulting from the two acquisitions completed in 2010 (for details see Note 10 in Notes to Consolidated Financial Statements); (ii) additional headcount to support continued product- and technology-development efforts; and (iii) further expansion of our sales force and marketing activities in support of our efforts to continue growing our revenues.

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

We apply the provisions of ASC 605-10 (formerly Staff Accounting Bulletin No. 104, Revenue Recognition) and all related appropriate guidance. We recognize revenue when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable and (4) collectability is reasonably assured. We generally use customer purchase orders to determine the existence of an arrangement. We consider delivery to have occurred when title and risk of loss have transferred to the customer. We consider the price to be fixed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based on the creditworthiness of the customer as determined by credit checks we perform as well as the customer’s payment history.

We make sales to distributors and retail partners and recognize revenue based on a sell-through method. Sales to distributors are made under terms allowing certain price protection and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their end customers. We determine the amount to defer based on the level of actual inventory on hand at our distributors as well as inventory in transit to our distributors. Fluctuations in deferred income on sales to distributors coincide with an increase or decrease in revenue shipments to our distributors; in addition, deferred income levels are also impacted by the speed at which our distributors sell our products to their end customers. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2010 and December 31, 2009 was approximately $24.7 million and $17.6 million, respectively. The total deferred cost as of December 31, 2010 and December 31, 2009 was approximately $12.5 million and $8.6 million, respectively.

Stock-based compensation

We apply the provisions of ASC 718-10 (formerly SFAS No. 123(R), Share-Based Payment). Under the provisions of ASC 718-10, we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. We use estimates of volatility, expected term, risk-free interest rate, dividend yield and forfeitures in determining the fair value of these awards and the amount of compensation cost to recognize. Changes in these estimates could result in changes to our compensation charges.

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

Estimating write-downs for excess and obsolete inventory

When evaluating the adequacy of our valuation adjustments for excess and obsolete inventory, we identify excess and obsolete products and also analyze historical usage, forecasted production based on demand forecasts, current economic trends and historical write-offs. This write-down is reflected as a reduction to inventory in the consolidated balance sheets and an increase in cost of revenues. If actual market conditions are less favorable than our assumptions, we may be required to take additional write-downs, which could adversely impact our cost of revenues and operating results.

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

As of December 31, 2010, we continued to maintain a valuation allowance on a portion of our California deferred tax assets primarily due to California budget legislation as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to certain of our deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Goodwill and intangible assets

In accordance with ASC 350-10 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. We evaluated goodwill for impairment in the fourth quarter 2010, and concluded that no impairment existed as of December 31, 2010.

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

	Year Ended December 31,
	Amount			Increase (Decrease)		Percent of Net Revenues
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008	2010	2009	2008
Total net revenues	$299,803	$215,701	$201,708	$84,102	$13,993	100.0%	100.0%	100.0%
Cost of revenues	147,262	107,633	96,678	39,629	10,955	49.1	49.9	47.9

Gross profit	152,541	108,068	105,030	44,473	3,038	50.9	50.1	52.1

Operating expenses:
Research and development	35,886	30,473	36,867	5,413	(6,394)	12.0	14.1	18.3
Sales and marketing	31,167	25,018	35,898	6,150	(10,880)	10.4	11.6	17.8
General and administrative	25,562	23,967	27,296	1,595	(3,329)	8.5	11.1	13.5
Intangible asset impairment	—	—	1,958	—	(1,958)	—	—	1.0

Total operating expenses	92,615	79,458	102,019	13,158	(22,561)	30.9	36.8	50.6

Income from operations	59,926	28,610	3,011	31,315	25,599	20.0	13.3	1.5
Total other income	1,879	1,913	7,713	(33)	(5,800)	0.6	0.9	3.8

Income before provision for income	61,805	30,523	10,724	31,282	19,799	20.6	14.2	5.3
Provision for income taxes	12,341	7,254	8,921	5,087	(1,667)	4.1	3.4	4.4

Net income	$49,464	$23,269	$1,803	$26,195	$21,466	16.5%	10.8%	0.9%

Comparison of Years Ended December 31, 2010 and 2009

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus, in 2009 and 2008, license fees and royalties. Net revenues increased 39% in 2010 compared with 2009 as a result of growth in the volume of units sold into all four of our major end markets, including applications such as appliances, mobile-phone chargers, LED lights and various other industrial, consumer-electronics and communications applications. The increase in net revenue did not fully correspond to the increase in unit volume because the product mix included a larger percentage of lower-power products, which tend to have a lower average sales price than higher-power products. We believe the growth in our net revenues reflects increased penetration of our ICs in the AC-DC power supply market as well as strong industry-wide growth as semiconductor sales recovered from a broad-based downturn in 2009.

Our net revenue mix by product family and by the end markets served in 2010 and 2009 were as follows:

	Year Ended December 31,
Product Family	2010	2009
TinySwitch	38%	43%
LinkSwitch	37%	33%
TOPSwitch	24%	23%
Other	1%	1%

	Year Ended December 31,
End Market	2010	2009
Consumer	38%	35%
Communications	31%	34%
Industrial electronics	19%	17%
Computer	12%	14%

Sales to customers outside of the Americas were $284.8 million in 2010 compared to $204.9 million in 2009, representing approximately 95% of net revenues in both years. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region were 84% of our net revenues in both 2010 and 2009. We expect international sales to continue to account for a large portion of our net revenues.

Distributors accounted for 67% of our net product sales for the year ended December 31, 2010, while 33% of revenues were from direct sales to end customers, compared to 64% of our net product sales to distributors and 36% to direct sales to end customers in 2009. In 2010, two distributors, Avnet and ATM Electronic Corporation, accounted for approximately 17% and 11% of our net revenues, respectively. In 2009, the same two distributors accounted for approximately 15% and 10% of our net revenues, respectively. No other customers accounted for 10% or more of net revenues during these years.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit for the years ended December 31, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2010	2009
Net revenues	$299.8	$215.7
Gross profit	$152.5	$108.1
Gross margin	50.9%	50.1%

The increase in our gross margin in 2010 compared to 2009 was driven primarily by manufacturing efficiencies due to increased production volumes, which resulted in a lower fixed cost per unit, as well as a more favorable end-market mix, as a larger percentage of our revenues came from industrial and consumer end markets, which tend to feature higher gross margins than other end markets. These benefits were partially offset by product mix, as we experienced a significant increase in sales of recently introduced products (primarily LinkSwitch-II), which tend to have lower gross margins than earlier-generation products. The increase in our gross margin was also partially offset by the recent increase in the price of gold, which has put upward pressure on the cost of producing our ICs.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the years ended December 31, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2010	2009
Net revenues	$299.8	$215.7
R&D expenses	$35.9	$30.5
R&D expenses as a % of net revenues	12.0%	14.1%

R&D expenses increased 18% in 2010 compared with 2009, due primarily to increased payroll and related expenses as a result of increased headcount, due in part to the acquisition of an early-stage research and development company in the third quarter of 2010 (for details see Note 10 in Notes to Consolidated Financial Statements).

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the years ended December 31, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2010	2009
Net revenues	$299.8	$215.7
Sales and marketing expenses	$31.2	$25.0
Sales and marketing expenses as a % of net revenue	10.4%	11.6%

Sales and marketing expenses increased 25% in 2010 compared with 2009, driven primarily by increased payroll and related expenses and increased commission expense, resulting from increased headcount, higher revenues and promotional activities associated with new-product launches.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2010	2009
Net revenues	$299.8	$215.7
G&A expenses	$25.6	$24.0
G&A expenses as a % of net revenue	8.5%	11.1%

The 7% increase in G&A expenses for the year ended December 31, 2010 was primarily the result of expenses associated with acquisitions and other strategic transactions, and higher patent-litigation expenses.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents and short- and long-term investments. The table below compares other income, net for the years ended December 31, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2010	2009
Net revenues	$299.8	$215.7
Other income	$1.9	$1.9
Other income as a % of net revenue	0.6%	0.9%

Other income, net remained flat year over year due primarily to relatively stable interest rates in 2010 compared to 2009.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares the provision for income taxes for the years ended December 31, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2010	2009
Income before provision for income taxes	$61.8	$30.5
Provision for income taxes	$12.3	$7.2
Effective tax rate	20.0%	23.8%

Our effective tax rate was lower than the statutory rate of 35% for the year ended December 31, 2010 due primarily to the geographic distribution of our world-wide earnings, the favorable impacts of the extension of the federal research tax credit for 2010 and the federal investment tax credit on our recent solar-power installation. Our effective tax rate was lower than the statutory rate of 35% for the year ended December 31, 2009 due primarily to the geographic distribution of our world-wide earnings partially offset by the establishment of a partial valuation allowance on our California deferred tax assets.

Outlook for our First Quarter of 2011

In conjunction with the release of our full-year 2010 results on February 3, 2011, we issued the following outlook for the first quarter of 2011:

•	Quarterly revenues are expected to be between $71 million and $77 million;

•	Gross margin is expected to be 48 percent plus or minus half a percentage point; and

•	Operating expenses are expected to be $25 million, plus or minus $0.5 million.

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

Our net revenue mix by product family and by the end markets served in 2009 and 2008 were as follows:

	Year Ended December 31,
Product Family	2009	2008
TinySwitch	43%	44%
LinkSwitch	33%	29%
TOPSwitch	23%	25%
Other	1%	2%

	Year Ended December 31,
End Market	2009(1)	2008(1)
Consumer	35%	33%
Communications	34%	34%
Industrial electronics	17%	17%
Computer	14%	16%

(1)	Prior to 2009, our revenue mix by end market included a category called “other,” primarily representing revenues from low-volume designs for which the end market was not readily identifiable. Beginning in 2009, we eliminated the “other” category, electing instead to allocate these revenues to the four primary end markets using management’s estimate of the approximate end-market distribution for these revenues. We believe this method provides a more accurate view of our revenue mix by end market. For the sake of comparability with the prior period, we revised our revenue mix data for 2008 to reflect the new format, as shown above. For the year ended December 31, 2008, approximately 6% of our total net revenues were reclassified from “other” to our four primary end-market categories. Also, beginning in 2009, we reclassified revenues related to certain “smart-phone” devices from the computer end market category to the communications category; the revenue mix data provided above for 2008 has also been revised to reflect this reclassification. For the year ended December 31, 2008, approximately 5% of our net revenues were reclassified from computer revenues to communications revenues.

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

Distributors accounted for 64% of our net product sales for the year ended December 31, 2009, while 36% of revenues were from direct sales to end customers. These percentages did not change significantly compared with 2008. In 2009, two distributors, Avnet and ATM Electronic Corporation, accounted for approximately 15% and 10% of our net revenues, respectively. In 2008, Avnet accounted for approximately 16% of our net revenues. No other customers accounted 10% or more of net revenues during these years.

Gross profit. Gross profit is net revenues less cost of revenues. The table below compares gross profit for the years ended December 31, 2009 and 2008 (dollars in millions):

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

Research and development expenses. The table below compares R&D expenses for the years ended December 31, 2009 and 2008 (dollars in millions):

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

Sales and marketing expenses. The table below compares sales and marketing expenses for the years ended December 31, 2009 and 2008 (dollars in millions):

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

General and administrative expenses. The table below compares G&A expenses for the years ended December 31, 2009 and 2008 (dollars in millions):

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

Provision for income taxes. The table below compares the provision for income taxes for the years ended December 31, 2009 and 2008 (dollars in millions):

	Year Ended December 31,
	2009	2008
Income before provision for income taxes	$30.5	$10.7
Provision for income taxes	$7.2	$8.9
Effective tax rate	23.8%	83.2%

Our effective tax rate was lower than the statutory rate of 35% for the year ended December 31, 2009 due primarily to the geographic distribution of our world-wide earnings, partially offset by the establishment of a partial valuation allowance on our California deferred tax assets. Our effective tax rate in 2008 was higher than the statutory rate of 35% primarily due to an increase in the relative amount of non-deductible stock-based compensation charges, as well as lower profitability in our foreign jurisdictions with tax rates lower than the U.S. rate. These factors were partially offset by an increase in federal and state research and development tax credits in 2008.

Liquidity and Capital Resources

We had approximately $214.8 million in cash, cash equivalents, short-term and long-term investments at December 31, 2010 compared to $195.6 million at December 31, 2009, and $174.8 million at December 31, 2008.

As of December 31, 2010, 2009 and 2008 we had working capital, defined as current assets less current liabilities, of approximately $212.1 million, $180.0 million and $201.0 million, respectively.

Our operating activities generated cash of $60.0 million, $45.0 million and $36.2 million in the years ended December 31, 2010, 2009 and 2008, respectively. In each of these years, cash was primarily generated from operating activities in the ordinary course of business.

Cash provided by operating activities totaled $60.0 million in the year ended December 31, 2010. Our net income for this period was $49.5 million; we also incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $13.0 million and $10.7 million, respectively. Additional sources of cash included (i) $16.2 million in decreased accounts receivable associated with improved collections as well as the timing of ship-and-debit credit settlements with distributors and (ii) $5.8 million increase in income tax and other payables. These sources of cash were offset by (i) a $33.6 million increase in inventory due to higher production volumes in response to higher demand for our products along with new product launches; and (ii) an $8.5 million net increase in prepaid expenses and other assets, driven mainly by payment of $10.0 million for a prepaid royalty (for details see Note 11 in Notes to Consolidated Financial Statements).

Cash provided by operating activities totaled $45.0 million in the year ended December 31, 2009. Our net income accounted for $23.3 million of this amount. We recognized $11.3 million and $10.3 million in non-cash expenses related to stock-based compensation and depreciation and amortization expenses, respectively. Changes in operating assets and liabilities resulted in a $1.8 million net use of cash. This included a $10.1 million increase in prepaid expenses and other assets, reflecting a prepaid royalty of $5.3 million, our investment in a third party of $1.2 million, and prepaid legal expenses of $4.0 million, partially offset by other net activity of $0.4 million. Another significant use of cash was an increase in accounts receivable of $8.7 million, reflecting an increase in revenue in December 2009 versus the same period in 2008. Factors increasing our cash provided by operating activities included an increase in accounts payable of $6.8 million, reflecting the timing of payments to our suppliers, an increase in deferred income on sales to distributors of $4.2 million, reflecting increased shipments to our distributors in December 2009 versus December 2008, and an increase in taxes payable and other accrued liabilities of $3.8 million, primarily reflecting increased accrued income taxes.

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

Our investing activities for the year ended December 31, 2010 consisted of a $46.5 million net use of cash. This use of cash reflected (i) purchases of property and equipment of $30.6 million, primarily manufacturing equipment to support our increased production requirements, and the installation of a solar array to supply power for our corporate headquarters facility, (ii) $8.6 million to purchase the assets of an early-stage research and development company (see Note 10 in Notes to Consolidated Financial Statements for details), (iii) $6.8 million for the issuance of notes receivable to third parties (see Note 10 in Notes to Consolidated Financial Statements for details), partially offset by $1.4 million of proceeds from the sale of property and equipment.

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

Our financing activities in 2010 resulted in net proceeds of $7.3 million. The proceeds from financing activities included (i) $26.3 million from the issuance of shares through our employee stock purchase plan and the exercise of employee stock options, and (ii) $1.3 million of excess tax benefits from stock options exercised. These sources of cash were partially offset by (i) $14.0 million for the repurchase of our common stock, (ii) $5.6 million for the payment of dividends to stockholders and (iii) $0.8 million for the repurchase and retirement of shares related to employee income tax withholding.

In October 2008, our board of directors authorized the use of $50 million for the repurchase of our common stock. Of this total we utilized $17.7 million during 2009 to repurchase 0.9 million shares, concluding this repurchase program. On May 14, 2009, we announced that our board of directors had authorized the use of up to an additional $25 million for the repurchase of shares of our common stock. From May 14, 2009 to December 31, 2009, we purchased 496,468 shares of our common stock for approximately $11.0 million. In the first two quarters of 2010, 395,915 shares were repurchased for approximately $14.0 million concluding this repurchase program.

In February 2011, our board of directors authorized the use of an additional $50 million for the repurchase of our common stock. Repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors. While the program does not provide for repurchases at current stock price levels, we found it prudent to have a program in place. This program commenced in February 2011, and there is no expiration date for this program.

In February 2011, we entered into an unsecured credit agreement with a bank (the “Credit Agreement”). Pursuant to the Credit Agreement, we can request, from time to time until February 2013, advances in an amount not to exceed an aggregate principal amount of $50.0 million, the proceeds of which can be used for working capital requirements and other general corporate purposes. We are required to remain in compliance with certain financial and other covenants.

For advances under the Credit Agreement, interest is due monthly, and principal is due at maturity in February 2013 with prepayments permitted at no penalty. Interest under the Credit Agreement is, at our option, LIBOR plus a 1.5% margin or Prime. We do not pay an undrawn commitment fee. As of the date of this filing, no direct borrowings were outstanding under the Credit Agreement.

In January 2010, our board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2010. The quarterly dividend payments were made on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, to stockholders of record as of February 26, 2010, May 28, 2010, August 31, 2010 and November 30, 2010, each in the aggregate amount of approximately $1.4 million. In October 2010, our board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. We expect these quarterly dividends will result in a similar use of cash. The declaration of any future cash dividend is at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

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

Our financing activities in 2008 resulted in a net use of $58.2 million in cash. In February 2008, we announced that our board of directors had authorized the use of up to $50 million for the repurchase of our common stock. In October 2008, the board of directors authorized the use of an additional $50 million for this purpose. Of this total authorization of $100 million, we utilized $82.4 million during the year to repurchase 4.0 million shares. This use of cash was partially offset by $23.9 million in proceeds from the issuance of stock through our employee stock purchase plan and as a result of exercises of employee stock options. On October 21, 2008, our board of directors declared a quarterly cash dividend of $0.025 cents per share, to be paid to holders of record as of November 28, 2008. This payment resulted in a $0.7 million use of cash on December 31, 2008.

During 2010, a significant portion of our positive cash flow was generated by our operations. If our operating results deteriorate in future periods, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2010, we had the following contractual obligations and commitments (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Purchase obligations	$18,042	$18,042	$—	$—	$—
Operating lease obligations	1,298	660	536	44	58

Total	$19,340	$18,702	$536	$44	$58

In addition, to our obligations noted above we have a contractual obligation related to income tax as of December 31, 2010, which is comprised primarily of unrecognized tax benefits of approximately $29.9 million, and was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

In connection with our investment in SemiSouth Laboratories, we entered into an agreement in February 2011, to provide a lease line for the financing of capital equipment. Under the term of the agreement, SemiSouth Laboratories can borrow up to $15.5 million through January 2013. As it is not possible to predict when or by how much, if any, the lease line will be utilized, the potential payments are not included in the table above.

We entered into an agreement with SemiSouth Laboratories (see Note 11) in 2010 pursuant to which, among other things, we have the option to acquire the company in the future. In addition, we may be obligated to acquire the company at a future date if the company meets certain financial performance conditions. Since it is not possible to estimate the amount and when, or even if, we will exercise our option to acquire the company, or they will exercise their option to put the company to us, or what the purchase price would be, we have not included this future potential payment in the table above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than one year from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than one year from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At December 31, 2010 and 2009 we held primarily cash equivalents and short-term and long-term investments with fixed interest rates.

The table below presents the carrying value and related weighted-average interest rates for our investment portfolio at December 31, 2010 and 2009. Carrying value approximates fair market value at December 31, 2010 and 2009 (in thousands, except weighted-average interest rates).

	December 31, 2010		December 31, 2009
	Carrying Value	Weighted - Average Interest Rate	Carrying Value	Weighted - Average Interest Rate
Investment Securities Classified as Cash Equivalents:
Commercial paper	$7,135	0.44%	$40,772	0.60%
U.S. government securities	—	—	2,008	0.28
Corporate securities	1,508	0.72	—	—

Total	$8,643	0.49%	$42,780	0.59%

Investment Securities Classified as Short-term Investments:
Commercial paper	$—	—	$2,848	0.31%
U.S. government securities	5,095	0.95%	15,059	0.35
U.S. municipal securities	1,005	1.00	—	—
Corporate securities	21,255	1.20	2,660	1.51

Total	$27,355	1.15%	$20,567	0.49%

Investment Securities Classified as Long-term Investments:
Corporate securities	$31,760	2.73%	$34,866	2.67%
U.S. government securities	—	—	5,234	0.95

Total	$31,760	2.73%	$40,100	2.44%

Total investment securities	$67,758	1.79%	$103,447	1.26%

As of December 31, 2010, our overall investment portfolio declined compared to the same period in 2009. We invested a larger portion of cash in money market funds (classified as cash) in 2010 compared to the same period in 2009. We moved our short term investments to money market funds in 2010, as more favorable interest rates were available. Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, most of our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2010 and 2009, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis.

In the event that the carrying value of our investments exceeds its fair value, and we determine the decline in value to be other than temporary, we will reduce the carrying value to its current fair value. As of December 31, 2010 none of our investments were impaired.

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

One of our other major suppliers, Epson, contracts prices to purchase wafers in U.S. dollars however, the agreement with Epson also allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and Epson review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between both parties. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen could subject our gross profit and operating results to the potential for material fluctuations.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth at the pages indicated at Item 15(a), and the supplementary data required by this item is included in Note 14 of the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of the end of the period covered by this report.

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

Management conducted an assessment of Power Integrations’ internal control over financial reporting as of December 31, 2010 based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of Power Integrations’ internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Power Integrations, Inc.

San Jose, California

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

San Jose, CA

February 24, 2011

Item 9B. Other Information.

In February 2011, our board of directors authorized the use of $50 million for the repurchase of our common stock. Repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors. While the program does not provide for repurchases at current stock price levels, we found it prudent to have a program in place. This program commenced in February 2011, and there is no expiration date for this program.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2010, or the Proxy Statement, and is incorporated herein by reference:

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

Information relating to compensation policies and practices as they relate to risk management is set forth under the caption “Compensation Policies and Practices as They Relate to Risk Management” under Proposal 1 entitled “Election of Directors.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Power Integrations, Inc.

San Jose, California

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

San Jose, California

February 24, 2011

POWER INTEGRATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,667	$134,974
Short-term investments	27,355	20,567
Accounts receivable, net of allowances of $275 and $302 in 2010 and 2009	5,713	21,756
Inventories	62,077	26,248
Deferred tax assets	1,435	1,389
Prepaid expenses and other current assets	9,263	10,941

Total current assets	261,510	215,875

INVESTMENTS	31,760	40,100
PROPERTY AND EQUIPMENT, net	84,470	62,381
INTANGIBLE ASSETS, net	9,795	3,099
GOODWILL	14,826	1,824
DEFERRED TAX ASSETS	13,421	14,590
OTHER ASSETS	17,288	6,698

Total assets	$433,070	$344,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,291	$16,944
Accrued payroll and related expenses	7,395	6,145
Taxes payable	—	478
Deferred income on sales to distributors	12,221	9,040
Other accrued liabilities	9,548	3,309

Total current liabilities	49,455	35,916

LONG-TERM INCOME TAXES PAYABLE	29,580	23,859

Total liabilities	79,035	59,775

COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value
Authorized—3,000,000 shares
Outstanding—None	—	—
Common stock, $0.001 par value
Authorized—140,000,000 shares
Outstanding—28,375,363 and 27,277,927 shares in 2010 and 2009, respectively	28	27
Additional paid-in capital	175,295	150,021
Accumulated translation adjustment	85	4
Retained earnings	178,627	134,740

Total stockholders’ equity	354,035	284,792

Total liabilities and stockholders’ equity	$433,070	$344,567

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
NET REVENUES	$299,803	$215,701	$201,708
COST OF REVENUES	147,262	107,633	96,678

GROSS PROFIT	152,541	108,068	105,030

OPERATING EXPENSES:
Research and development	35,886	30,473	36,867
Sales and marketing	31,167	25,018	35,898
General and administrative	25,562	23,967	27,296
Intangible asset impairment	—	—	1,958

Total operating expenses	92,615	79,458	102,019

INCOME FROM OPERATIONS	59,926	28,610	3,011

OTHER INCOME (EXPENSE):
Interest income	2,096	2,175	7,608
Interest expense	(3)	(3)	(9)
Insurance reimbursement	—	—	878
Other, net	(214)	(259)	(764)

Total other income	1,879	1,913	7,713

INCOME BEFORE PROVISION FOR INCOME TAXES	61,805	30,523	10,724
PROVISION FOR INCOME TAXES	12,341	7,254	8,921

NET INCOME	$49,464	$23,269	$1,803

EARNINGS PER SHARE:
Basic	$1.78	$0.86	$0.06

Diluted	$1.67	$0.82	$0.06

SHARES USED IN PER SHARE CALCULATION:
Basic	27,837	26,920	30,099

Diluted	29,556	28,297	31,755

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Translation Adjustment	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT JANUARY 1, 2008	30,070	$30	$176,282	$85	$113,093	$289,490
Issuance of common stock under employee stock option plan	1,157	1	20,611	—	—	20,612
Repurchase of common stock	(3,962)	(4)	(82,354)	—	—	(82,358)
Accrued payments to employees for tender offer (Note 6)	—	—	(9,048)	—	—	(9,048)
Issuance of common stock under employee stock purchase plan	265	1	3,267	—	—	3,268
Income tax benefits from employee stock option exercises	—	—	2,211	—	—	2,211
Section 162(m) adjustment for IRS settlement	—	—	(246)	—	—	(246)
Stock-based compensation expense related to employee stock options	—	—	32,091	—	—	32,091
Stock-based compensation expense related to employee stock purchases	—	—	2,730	—	—	2,730
Payment of dividends to stockholders	—	—	—	—	(730)	(730)
Translation adjustment	—	—	—	(142)	—	(142)
Net income	—	—	—	—	1,803	1,803

BALANCE AT DECEMBER 31, 2008	27,530	28	145,544	(57)	114,166	259,681
Issuance of common stock under employee stock option plan	933	—	16,723	—	—	16,723
Repurchase of common stock	(1,403)	(1)	(28,673)	—	—	(28,674)
Issuance of common stock under employee stock purchase plan	218	—	3,630	—	—	3,630
Income tax benefits from employee stock option exercises	—	—	1,551	—	—	1,551
Stock-based compensation expense related to employee stock options and awards	—	—	9,148	—	—	9,148
Stock-based compensation expense related to employee stock purchases	—	—	2,098	—	—	2,098
Payment of dividends to stockholders	—	—	—	—	(2,695)	(2,695)
Translation adjustment	—	—	—	61	—	61
Net income	—	—	—	—	23,269	23,269

BALANCE AT DECEMBER 31, 2009	27,278	27	150,021	4	134,740	284,792
Issuance of common stock under employee stock option and stock award plans	1,270	1	22,861	—	—	22,862
Net issuance of performance stock unit awards	95		(769)			(769)
Repurchase of common stock	(396)	—	(13,960)	—	—	(13,960)
Issuance of common stock under employee stock purchase plan	128	—	3,402	—	—	3,402
Income tax benefits from employee stock option exercises	—	—	5,615	—	—	5,615
Section 162(m) adjustment for IRS settlement	—	—	(2,724)	—	—	(2,724)
Stock-based compensation expense related to employee stock options and awards	—	—	9,726	—	—	9,726
Stock-based compensation expense related to employee stock purchases	—	—	1,123	—	—	1,123
Payment of dividends to stockholders	—	—	—	—	(5,577)	(5,577)
Translation adjustment	—	—	—	81	—	81
Net income	—	—	—	—	49,464	49,464

BALANCE AT DECEMBER 31, 2010	28,375	$28	$175,295	$85	$178,627	$354,035

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,464	$23,269	$1,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,341	9,667	8,879
Amortization of intangible assets	674	673	937
Intangible asset impairment loss	—	—	1,958
Gain on sale of property, plant and equipment	(330)	(5)	(13)
Stock-based compensation expense	10,721	11,330	34,975
Amortization of premium/(discount) on held to maturity investments	1,765	319	(755)
Deferred income taxes	1,124	658	18
Provision for (reduction in) accounts receivable and other allowances	(27)	(4)	124
Excess tax benefit from stock options exercised	(1,309)	(562)	(972)
Tax benefit associated with employee stock plans	2,891	1,403	2,170
Change in operating assets and liabilities:
Accounts receivable	16,236	(8,709)	1,055
Inventories	(33,588)	2,136	(8,928)
Prepaid expenses and other assets	(8,515)	(10,110)	(3,672)
Accounts payable	(483)	6,838	(1,436)
Taxes payable and other accrued liabilities	5,828	3,825	486
Deferred income on sales to distributors	3,180	4,243	(428)

Net cash provided by operating activities	59,972	44,971	36,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,567)	(14,356)	(9,097)
Proceeds from sale of property and equipment	1,415	—	—
Investment in third party	(1,831)	—	—
Note to third parties (Note 11)	(6,750)	—	—
Proceeds from note to supplier	—	10,000	—
Acquisition (Note 10)	(8,598)	—	—
Restricted cash	—	—	1,050
Purchases of held-to-maturity investments	(27,224)	(60,461)	(29,172)
Proceeds from sales and maturities of held-to-maturity investments	27,010	6,849	108,373

Net cash provided by (used in) investing activities	(46,545)	(57,968)	71,154

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	26,263	20,353	23,880
Repurchase of common stock	(13,960)	(28,673)	(82,358)
Payment for tender offer	—	(9,048)	—
Net issuance of performance stock unit awards	(769)	—	—
Excess tax benefit from stock options exercised	1,309	562	972
Payments of dividends to stockholders	(5,577)	(2,695)	(730)

Net cash provided by (used in) financing activities	7,266	(19,501)	(58,236)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	20,693	(32,498)	49,119
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134,974	167,472	118,353

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$155,667	$134,974	$167,472

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued payment for employee tender offer	$—	$—	$9,048

Unpaid property and equipment	$5,369	$785	$(37)

Application of prepayment to acquisition (Note 10)	$1,200	$—	$—

Conversion of notes receivable in connection with acquisition (Note 10)	$1,752	$—	$—

Conversion of notes receivable in connection with equity investment (Note 11)	$5,169	$—	$—

Acquisition (Note 10)	$6,955	$—	$—

Settlement of pre-existing arrangement in connection with acquisition	$5,250	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3	$397	$9

Cash paid for income taxes, net	$3,018	$150	$5,283

See accompanying notes to consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

1. THE COMPANY:

Power Integrations, Inc., (or the “Company”), incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets proprietary, high-voltage, analog and mixed-signal integrated circuits for use primarily in AC-DC and DC-DC power conversion in the consumer, communications, computer and industrial electronics markets.

The Company is subject to a number of risks including, among others, the volume and timing of orders received from customers, competitive pressures on selling prices, the demand for its products declining in the major end markets it serves, the audit conducted by the Internal Revenue Service, which is asserting that it owes additional taxes relating to a number of items, the inability to adequately protect or enforce its intellectual property rights, fluctuations in the exchange rate between the U.S. dollar and the Japanese yen, the volume and timing of orders placed with the Company’s wafer foundries and assembly subcontractors, the continued impact of recently enacted changes in securities laws and regulations including the Sarbanes-Oxley Act, required expenses incurred in connection with its litigation, the lengthy timing of its sales cycle, undetected defects and failures in meeting the exact specifications required by its products, reliance on its international sales activities which account for a substantial portion of net revenues, its ability to develop and bring to market new products and technologies on a timely basis, the ability of its products to penetrate additional markets, attraction and retention of qualified personnel in a competitive market, exposure to risks associated with acquisitions and strategic investments, changes in environmental laws and regulations, earthquakes, terrorist acts or other disasters.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany transactions and balances.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for receivables and inventories. These estimates are based on historical facts and various other factors, which the Company believes to be reasonable at the time the estimates are made. However, as future events unfold and their effects cannot be determined with precision, actual results could differ significantly from management’s estimates.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents and Investments

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of December 31, 2010 and December 31, 2009, the Company’s short-term and long-term investments consisted of U.S. government-backed securities, municipal bonds, corporate securities, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Amortized cost and estimated fair market value for investments classified as held-to-maturity at December 31, 2010 are as follows (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
		Gains	Losses
Investments due in less than 3 months:
Commercial paper	$7,135	$—	$—	$7,135
Corporate securities	1,508	—	(1)	1,507

Total	$8,643	$—	$(1)	$8,642

Investments due in 4-12 months:
Corporate securities	$21,255	$84	$—	$21,339
U.S. government securities	5095	20	—	5,115
U.S. municipal securities	1,005	3	—	1,008

Total	$27,355	$107	$—	$27,462

Investments due in more than 12 months:
Corporate securities	$31,760	$648	$—	$32,408

Total	$31,760	$648	$—	$32,408

Total investment securities	$67,758	$755	$(1)	$68,512

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortized cost and estimated fair market value for investments classified as held-to-maturity at December 31, 2009 are as follows (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
		Gains	Losses
Investments due in less than 3 months:
Commercial paper	$40,772	$6	$—	$40,778
U.S. government securities	2,008	—	(1)	2,007

Total	$42,780	$6	$(1)	$42,785

Investments due in 4-12 months:
Commercial paper	$2,848	$—	$—	$2,848
Corporate securities	2,660	8	—	2,668
U.S. government securities	15,059	14	—	15,073

Total	$20,567	$22	$—	$20,589

Investments due in more than 12 months:
Corporate securities	$34,865	$207	$(91)	$34,981
U.S. government securities	5,234	—	(11)	5,223

Total	$40,100	$207	$(102)	$40,204

Total investment securities	$103,447	$235	$(103)	$103,578

Fair Value of Instruments

The Company measures its financial assets and liabilities in accordance with U.S. GAAP. For financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

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

	December 31,
	2010	2009
Raw materials	$20,334	$5,870
Work-in-process	13,171	7,694
Finished goods	28,572	12,684

Total	$62,077	$26,248

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Account Receivable (in thousands)

	December 31,
	2010	2009
Accounts receivable trade	$30,656	$37,676
Accrued ship and debit	(24,481)	(16,967)
Allowance for doubtful accounts	(275)	(302)
Other	(187)	1,349

Total	$5,713	$21,756

Prepaid Expenses and Other Current Assets (in thousands)

	December 31,
	2010	2009
Prepaid legal fees	$4,000	$4,000
Prepaid inventory (Note 12)	917	2,858
Prepaid income tax	1,117	1,295
Prepaid maintenance agreements	554	527
Interest receivable	737	693
Other	1,938	1,568

Total	$9,263	$10,941

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Land	$16,754	$16,453
Construction-in-progress	10,902	4,555
Building and improvements	30,962	25,498
Machinery and equipment	86,308	73,273
Office furniture and equipment	22,333	19,595

	167,259	139,374
Accumulated depreciation	(82,789)	(76,993)

Total	$84,470	$62,381

Depreciation and amortization expense of property and equipment for fiscal years ended December 31, 2010 and 2009 was approximately $12.3 million and $9.7 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years or life of lease agreement, if shorter
Machinery and equipment	2-8 years
Office furniture and equipment	4 years

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total property and equipment located in the United States at December 31, 2010, 2009 and 2008 was approximately 63%, 66% and 70%, respectively, of total property and equipment. In 2010, China held 10% of total property and equipment. In 2009 and 2008, no foreign country held more than 10% of total property and equipment.

Goodwill

Goodwill of $14.8 million was recorded on the Company’s balance sheet, in connection with its 2010 acquisitions of Qspeed Semiconductor and an early-stage research and development company, and the 2007 acquisition of Potentia Semiconductor Corporation. Goodwill is evaluated in accordance with ASC 350-10, Goodwill and Other Intangible Assets, and an impairment analysis is conducted on an annual basis, or sooner if the indicators exist for a potential impairment. See Note 8 below for more information on the Company’s goodwill activity.

Other Assets (in thousands)

	December 31,
	2010	2009
Prepaid royalty (Note 11)	$10,000	$5,250
Investment in third party (Note 11)	7,000	1,200
Other	288	248

Total	$17,288	$6,698

Other Accrued Liabilities (in thousands)

	December 31,
	2010	2009
Accrued payment for acquisition (Note 10)	$6,955	$—
Accrued professional fees	1,013	2,370
Accrued expense for engineering wafers	502	542
Advances from customers	713	217
Other	365	180

Total	$9,548	$3,309

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, from time-to-time the Company will contribute a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. The Company provided for a contribution of approximately $0.7 million in both 2010 and 2009. No employee 401(k) match was provided for in 2008.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. In the fourth quarter of 2008 the Company performed an analysis of its intangible assets as there was an indicator that the carrying amount of the assets may not be recoverable; as a result of this analysis the Company concluded that three of its intangible assets were impaired. The Company recorded an impairment charge of $2.0 million as of December 31, 2008. The impairment is reflected in a separate caption in the consolidated statement of income.

Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units and performance based awards, and the assumed issuance of awards under the stock purchase plan, as computed using the treasury stock method.

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Basic earnings per share:
Net income	$49,464	$23,269	$1,803

Weighted-average common shares	27,837	26,920	30,099

Basic earnings per share	$1.78	$0.86	$0.06

Diluted earnings per share(1):
Net income	$49,464	$23,269	$1.803

Weighted-average common shares	27,837	26,920	30,099
Effect of dilutive securities:
Employee stock plans	1,719	1,377	1,656

Diluted weighted-average common shares	29,556	28,297	31,755

Diluted earnings per share	$1.67	$0.82	$0.06

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted EPS when they become contingently issuable per ASC 260-10 (formerly SFAS No. 128, Earning per Share,) and excludes such shares when they are not contingently issuable. The Company has included all performance-based awards as those shares became contingently issuable upon the satisfaction of the annual targets consisting of net revenue and non-GAAP operating earnings.

Options to purchase 159,316 shares, 2,788,913 shares and 3,907,268 shares outstanding in the years ended December 31, 2010, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income	$49,464	$23,269	$1,803
Other comprehensive income:
Translation adjustments	81	61	(142)

Total comprehensive income	$49,545	$23,330	$1,661

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

The Company makes sales to distributors and retail partners and recognizes revenue based on a sell-through method. Sales to distributors are made under terms allowing certain rights of return on the Company’s products held by the distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers. The Company determines the amounts to defer based on the level of actual inventory on hand at the distributors as well as inventory in transit to the distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2010 and December 31, 2009 was approximately $24.7 million and $17.6 million, respectively. The total deferred cost as of December 31, 2010 and December 31, 2009 was approximately $12.5 million and $8.6 million, respectively. In addition, the Company determined the impact of the returns and pricing uncertainties related to the deferred revenue to be negligible over the reported periods.

Approximately 67% of the Company’s net product sales were made to distributors in 2010. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. After the distributor ships product to its customer, the distributor submits a “ship and debit” claim to the Company to adjust its cost from the standard price to the pre-approved lower price. After verification by the Company, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the approved lower price. The Company maintains a reserve for these credits that appears as a reduction to accounts receivable in the Company’s accompanying consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in the Company’s current and/or future net revenues. To establish the adequacy of its reserves, the Company analyzes historical ship and debit payments and levels of inventory in the distributor channels.

For the years ended December 31, 2010, 2009 and 2008, the Company’s top ten customers, including distributors that resell the Company’s products to OEMs and merchant power supply manufacturers, accounted for approximately 62%, 62% and 60% of net revenues, respectively. Two distributors, Avnet and ATM Electronic Corporation, accounted for approximately 17% and 11% in 2010 and 15% and 10% in 2009, of the Company’s net revenues, respectively. For 2008 Avnet accounted for approximately 16% of the Company’s net revenues. No other customers accounted for more than 10% of net revenues during these years.

Export Sales

The Company markets its products in and outside of North and South America through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, export sales, which consist of domestic and foreign sales to distributors and direct customers outside of North and South America. Geographic revenue information is based on the customers’ bill-to location. The revenue percentages are comprised of the following:

	December 31,
	2010	2009	2008
Hong Kong/China	33%	26%	35%
Taiwan	23	30	23
Korea	20	22	16
Europe (excluding Germany)	8	8	10
Japan	6	4	5
Germany	2	2	4
Singapore	2	2	2
Other	1	1	1

Total export sales	95%	95%	96%

The remainder of the Company’s sales are to customers within North and South America, primarily located in the United States, with some sales to customers located in Mexico and Brazil.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Sales

Between 99% and 98% of the Company’s sales in the years ended December 31, 2010, 2009 and 2008 were from its three primary groupings of AC-DC power-conversion products—TOPSwitch, TinySwitch and LinkSwitch. Each of these product groupings addresses a different segment of the AC-DC power-supply market, differentiated primarily by the output wattage of the power supply. The remaining sales came from other product families, principally the Company’s DPA-Switch family of high-voltage DC-DC products.

Revenue mix by product family was as follows:

	Year Ended December 31,
Product Family	2010	2009	2008
TinySwitch	38%	43%	44%
LinkSwitch	37%	33%	29%
TOPSwitch	24%	23%	25%
Other	1%	1%	2%

Revenue mix by end markets served is comprised of the following:

	Year Ended December 31,
End Market	2010	2009	2008(1)
Consumer	38%	35%	33%
Communications	31%	34%	34%
Industrial electronics	19%	17%	17%
Computer	12%	14%	16%

(1)	Prior to 2009, the Company’s revenue mix by end market included a category called “other,” primarily representing revenues from low-volume designs for which the end market was not readily identifiable. Beginning in 2009, the Company eliminated the “other” category, electing instead to allocate these revenues to the four primary end markets using management’s estimate of the approximate end-market distribution for these revenues. The Company believes this method provides a more accurate view of its revenue mix by end market. For the sake of comparability with the prior period, the Company revised its revenue mix data for 2008 to reflect the new format, as shown above. For the year ended December 31, 2008 approximately 6% of the Company’s total net revenues were reclassified from “other” to the Company’s four primary end-market categories. Also, beginning in 2009, the Company reclassified revenues related to certain “smart-phone” devices from the computer end market category to the communications category; the revenue mix data provided above for 2008 has also been revised to reflect this reclassification. For the year ended December 31, 2008, approximately 5% of the Company’s net revenues were reclassified from computer revenues to communications revenues.

Foreign Currency Risk

The Company does not currently employ a foreign currency hedge program utilizing foreign currency forward exchange contracts. The Company maintains a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the years ended December 31, 2010, 2009 and 2008, the Company realized foreign exchange transaction losses of approximately $415,000, $305,000 and $216,000, respectively. These amounts are included in “other income (expense)” in the accompanying consolidated statements of income.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $1.0 million, $0.4 million, and $0.5 million, in 2010, 2009 and 2008, respectively.

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

The Company accounts for income taxes under the provisions of ASC 740 (formerly SFAS No. 109, Accounting for Income Taxes). Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes valuation allowances to reduce any deferred tax assets to the amount that it estimates will more likely than not be realized based on available evidence and management’s judgment. The Company limits the deferred tax assets recognized related to certain officers’ compensation to amounts that it estimates will be deductible in future periods based upon Internal Revenue Code Section 162(m). In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, it would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on our results of operations and financial position.

As of December 31, 2010, the Company continued to maintain a valuation allowance on a portion of its California deferred tax assets primarily due to California budget legislation as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Common Stock and Common Stock Dividends

In October 2008, the Company’s board of directors authorized the use of $50 million to repurchase the Company’s common stock. This repurchase program concluded in the first quarter of 2009, and resulted in the repurchase of approximately 2.7 million shares.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2009, the Company’s board of directors authorized the use of an additional $25 million to repurchase the Company’s common stock. From May 2009 to December 31, 2009 the Company purchased 0.5 million shares for approximately $11.0 million, and in the first two quarters of 2010 the company purchased 0.4 million shares for approximately $14.0 million, concluding this repurchase program.

In February 2011, the Company’s board of directors authorized the use of an additional $50 million for the repurchase of the Company’s common stock. Repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors. While the program does not provide for repurchases at current stock price levels, the Company found it prudent to have a program in place. This program commenced in February 2011, and there is no expiration date for this program.

On October 21, 2008, the Company’s board of directors declared five quarterly cash dividends of $0.025 cents per share, to be paid to holders of record as of the dividend record date. The Company began paying dividends on a quarterly basis in the fourth quarter of 2008, and continued through the end of 2009. The last of these quarterly dividend payments was paid in December 2009 to shareholders of record as of November 30, 2009.

In January 2010, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2010. The quarterly dividend payments were made on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, to stockholders of record as of February 26, 2010, May 28, 2010, August 31, 2010 and November 30, 2010, each in the aggregate amount of approximately $1.4 million. In October 2010, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The Company expects these quarterly dividends will result in a similar use of cash. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company’s stockholders.

Stock-Based Compensation

The Company applies the provisions of ASC 718-20. The Company uses the straight-line method to amortize all stock awards granted over the requisite service period of the award.

Determining Fair Value of Stock Options

The Company uses the Black-Scholes valuation model for valuing stock option grants using the following assumptions and estimates:

Expected Volatility. The Company calculates expected volatility as a weighted average of implied volatility and historical volatility.

Expected Term. The Company developed a model which uses historical exercise, cancellation and outstanding option data to calculate the expected term of stock option grants.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.

Dividend Yield. The dividend yield was calculated by dividing the annual dividend by the average closing price of the Company’s common stock on a quarterly basis.

Estimated Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures, and records share-based compensation expense only for those awards that are expected to vest.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low risk investments. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers’ financial condition and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past losses and other relevant information. Account balances are recorded against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2010 and 2009, approximately 76% and 63% of accounts receivable, respectively, were concentrated with ten customers. As of December 31, 2010 and 2009, one customer, a distributor of the Company’s products, accounted for more than 10% of accounts receivable. No other customers accounted for more than 10% of accounts receivable in the periods mentioned.

Indemnifications

The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (“DSA”). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages that may be awarded against the distributor in the event the Company’s products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party (“Customer Indemnification”). The DSA generally limits the scope of and remedies for the Customer Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification right to individual customers.

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2010. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Recently Issued Accounting Pronouncements

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2010, FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of these provisions of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for interim and annual reporting periods beginning after December 15, 2010. The Company does not expect the adoption of the remaining provisions of this ASU to have a material impact on the Company’s consolidated financial statements.

3. COMMITMENTS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company (see Note 9). In accordance with ASC 450-10 (formerly SFAS No. 5, Accounting for Contingencies), the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Facilities

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2010 are as follows (in thousands):

Fiscal Year
2011	$660
2012	379
2013	157
2014	22
2015	22
Thereafter	58

Total minimum lease payments	$1,298

Total rent expense amounted to $1.3 million, $0.8 million and $0.7 million in the years ended December 31, 2010, 2009 and 2008, respectively.

Purchase Obligations

The Company had no capital leasing arrangements as of December 31, 2010. At December 31, 2010 the Company had $18.0 million of non-cancelable purchase obligations, consisting primarily of inventory related items. One of the Company’s wafer agreements has a minimum purchase commitment.

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

One of the Company’s wafer supply agreements, which provides for the purchase of wafers in U.S. dollars, also provides for a sharing of the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Each year, the Company and the supplier agree to a fixed exchange rate. The fluctuation from this annual exchange rate is shared equally between both parties. The Company accounted for the gain or loss related to the payment of these transactions as part of other income or expense.

Lease line

In February 2011, the Company entered into an agreement to provide a lease line for the financing of capital equipment, in connection with the Company’s investment in SemiSouth Laboratories. Under the term of the agreement, SemiSouth Laboratories can borrow up to $15.5 million through January 2013. As it is not possible to predict when or by how much, if any, the lease line will be utilized, the potential payments are not disclosed.

4. FAIR VALUE MEASUREMENTS:

ASC 820-10, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices for identical assets in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3)

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

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

On October 22, 2010, the Company entered into an agreement with SemiSouth Laboratories, pursuant to which, among other things, the Company may be obligated to acquire that company if it meets certain financial performance conditions. At December 31, 2010, the Company determined the carrying value of this potential obligation to be zero. The Company used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. The Company derived the Level 2 inputs principally from corroborated observable market data (i.e. correlation values). The Company will update the fair value quarterly and record any changes to the consolidated financial statements.

The fair value hierarchy of the Company’s marketable securities and investments was as follows (in thousands):

		Fair Value Measurement at Reporting Date Using:
Description	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$7,135	$—	$7,135
Money market funds	52,951	52,951	—
U.S. Government debt securities	6,100	—	6,100
Corporate Securities	54,523	—	54,523

Total	$120,709	$52,951	$67,758

The following table presents the changes in the Company’s Level 3 assets, which are measured at fair value on a recurring basis, for the year ended December 31, 2010 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Note Receivables
Beginning balance at January 1, 2010	$—
Issuances	6,750
Conversion in connection with acquisition (see Note 10)	(1,750)
Conversion to cost-method investment (see Note 11)	(5,000)

Ending balance at December 31, 2010	$—

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. STOCK PLANS AND SHARE BASED COMPENSATION:

Preferred Stock

The Company is authorized to issue 3,000,000 shares of $0.001 par value preferred stock, none of which were issued or outstanding during each of the two years ended December 31, 2010 and 2009.

Stock Plans

As of December 31, 2010, the Company had five stock-based employee compensation plans, the “Plans,” which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards (“RSUs”), stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of December 31, 2010, the maximum remaining number of shares that may be issued under the 2007 Plan was 7,604,453 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

1997 Outside Directors Stock Option Plan

In September 1997, the board of directors adopted the 1997 Outside Directors Stock Option Plan (the “Directors Plan”). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of service. The Directors Plan provides that each future nonemployee director of the Company will be granted an option to purchase 30,000 shares on which such individual first becomes a nonemployee director of the Company (the “Initial Grant”). Thereafter, each nonemployee director who has served on the board of directors continuously for 12 months will be granted an additional option to purchase 10,000 shares of common stock (an “Annual Grant”). Approximately 1/3rd of Initial Grants became exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee’s continuous service. In the event of certain changes in control of the Company, all options outstanding under the Directors Plan will become immediately vested and exercisable in full. The board of directors suspended grants under the Directors Plan, and nonemployee directors have received, and will receive, initial and annual grants primarily under the Power Integrations 2007 Equity Incentive Plan (described above) pursuant to the “Directors Equity Compensation Program” (see description above). The suspension of grants under the Directors Plan is indefinite, and will last until the board of directors or compensation committee determines that grants under the Directors Plan will no longer be suspended.

On July 28, 2009, the Directors Plan was amended generally to prohibit outstanding options from being amended 1) to reduce the exercise price of such outstanding options or 2) canceled in exchanged for cash, other awards or options with a lower exercise price without stockholder approval.

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of December 31, 2010, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000 shares. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Prior to February 1, 2009, each offering period consisted of four consecutive purchase periods of approximately six months duration, or such other number or duration as the board determined. Beginning February 1, 2009, each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of December 31, 2010, 2,220,875 shares had been purchased and 779,125 shares were reserved for future issuance under the Purchase Plan.

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

The following table presents the functional allocation of all share-based compensation and related expense included in the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of revenues	$686	$790	$3,481
Research and development	4,107	4,371	11,773
Sales and marketing	2,594	2,548	11,878
General and administrative	3,334	3,619	7,832

Total	$10,721	$11,328	$34,964

The Company recorded $10.7 million in pre-tax share-based compensation expenses, including expenses related to grants of stock options, performance-based awards, restricted stock units and purchase rights under the Purchase Plan during the year ended December 31, 2010. These expenses consisted of approximately $5.2 million related to stock options, $3.0 million related to performance-based awards, $1.5 million related to restricted stock units and $1.1 million related to the Company’s Purchase Plan, reduced by $0.1 million for net compensation capitalized into inventory.

The Company recorded $11.3 million in pre-tax share-based compensation expenses, including expenses related to grants of stock options, performance-based awards and purchase rights under the Purchase Plan during the year ended December 31, 2009. These expenses consisted of approximately $6.9 million related to stock options, $2.2 million related to performance-based awards, $2.1 million related to the Company’s Purchase Plan, and approximately $0.1 million for net amortized compensation expense associated with capitalized inventory

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs. The Company recorded $35.0 million in pre-tax share-based compensation expenses, including expenses related to grants of stock options and purchase rights under the Purchase Plan during the year ended December 31, 2008. These expenses consisted of approximately $32.1 million related to stock options, which includes $19.3 million related to the Company’s tender offer (see Note 6 below for information on the Company’s tender offer), $2.7 million related to the Company’s Purchase Plan, and approximately $0.1 million for net amortized compensation expense associated with capitalized inventory costs.

As of December 31, 2010, there were approximately (i) $7.7 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted-average period of 2.2 years; (ii) the total unrecognized compensation cost related to restricted stock units was approximately $6.7 million, net of expected forfeitures, which the Company will amortize on a straight-line basis over a weighted-average period of 3.4 years; and (iii) the total unrecognized compensation cost related to the Purchase Plan was approximately $0.1 million, which the Company will amortize on a straight-line basis over periods of up to six months. The Company has amortized all outstanding performance stock unit awards as of December 31, 2010.

The Company received net proceeds of $26.3 million from option exercises and Purchase Plan purchases during the year ended December 31, 2010.

The weighted-average fair value of options granted is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for share-based payment awards during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Stock Options:
Expected volatility	45%-48%	39%-48%	42%-54%
Risk-free interest rate	1.53%-2.25%	1.76%-2.47%	2.18%-3.16%
Expected term (in years)	5.12	5.01	4.97
Expected dividend yield	0.54%-0.62%	0.34%-0.52%	0.54%

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2010	2009	2008
Employee Stock Purchase Plan:
Expected volatility	36%-43%	35%-56%	35%-46%
Risk-free interest rate	0.17%-0.20%	0.28%-0.39%	1.88%-4.96%
Expected term (in years)	0.5	0.5	1.0
Expected dividend yield	0.52%-0.55%	0.34%-0.52%	—
Weighted-average estimated fair value of the purchase rights granted during the year	$8.65	$7.03	$10.55

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity under the Company’s option plans (prices are weighted-average prices):

	Shares	Price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value in ($000)
Options outstanding, January 1, 2008	8,186,224	$21.57
Granted	1,602,984	$28.20
Exercised	(1,157,628)	$17.81
Cancelled	(2,650,590)	$27.65

Options outstanding, December 31, 2008	5,980,990	$21.38

Granted	876,895	$21.28
Exercised	(929,633)	$17.93
Cancelled	(203,982)	$30.75

Options outstanding, December 31, 2009	5,724,270	$21.65

Granted	218,000	$35.46
Exercised	(1,263,683)	$18.15
Cancelled	(245,928)	$33.25

Options outstanding at December 31, 2010	4,432,659	$22.68	5.03	$77,475

Exercisable at December 31, 2010	3,551,810	$22.19	4.21	$63,810

Vested and expected to vest at December 31, 2010	4,358,756	$22.63	4.97	$76,420

The weighted-average grant-date fair value of options granted for the years ended December 31, 2010, 2009 and 2008 was $14.82, $8.53 and $11.91, respectively. The total intrinsic value of options exercised during the years ending December 31, 2010, 2009 and 2008 was $27.1 million, $11.4 million and $14.3 million, respectively.

Options issued under the 1997 and 1998 plans may be exercised at any time prior to their expiration. The Company has a repurchase right that lapses over time, under which it has the right, upon termination of an option holder’s employment or service with the Company, at its discretion, to repurchase any unvested shares issued under the 1997 and 1998 plans at the original purchase price. Under the terms of the option plans, an option holder may not sell shares obtained upon the exercise of an option until the option has vested as to those shares. As of December 31, 2010, 2009 and 2008, there were no shares of common stock issued under the 1997 and 1998 plans that are subject to repurchase by the Company. Options issued under the Directors Plan are exercisable upon vesting.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock options outstanding at December 31, 2010:

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$12.10—$15.74	222,775	1.08	$14.04	222,775	$14.04
$15.75—$17.75	782,959	3.63	$17.37	763,394	$17.36
$17.76—$18.95	404,947	2.59	$18.60	383,863	$18.62
$19.02—$20.20	166,667	3.63	$19.45	156,332	$19.42
$20.21—$21.57	892,579	7.86	$21.10	378,617	$21.08
$21.58—$22.97	79,789	4.58	$22.52	68,006	$22.46
$22.98—$24.59	161,736	5.19	$24.11	115,976	$24.10
$24.60—$26.75	828,138	5.86	$25.92	787,891	$25.96
$26.76—$32.54	689,160	4.66	$28.62	563,298	$27.87
$32.55—$38.07	203,909	6.32	$35.92	111,658	$34.15

$12.10—$38.07	4,432,659	5.03	$22.68	3,551,810	$22.19

Performance-based Awards

Under the performance-based awards program, the Company awards units at the beginning of the performance year in an amount equal to twice the target number of shares to be issued if the target performance metrics and service conditions are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company’s performance. The performance metrics of this program are annual targets consisting of net revenue and non-GAAP operating earnings. Each performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.

During the year ended December 31, 2010, the Company issued 91,650 performance-based awards to employees and executives. As net revenue and non-GAAP operating income are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, were recognized over the twelve month service period based on an assessment of the achievement of the performance targets. The fair value of these performance-based awards was determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. In January 2011, it was determined that the Company had reached the maximum level of the established performance targets for the 2010 performance-based awards. Accordingly, the performance-based awards, which were fully vested, were released to the Company’s employees and executives in 2011.

In January 2010, it was determined that the Company had reached the maximum level of the established performance targets for the performance-based awards granted in 2009. Accordingly, 119,200 performance-based awards were released to the Company’s employees and executives in the first quarter of 2010. The Company’s 2009 revenue and non-GAAP operating income amounts exceeded the established maximum threshold, and therefore the released quantity of shares represented the maximum level of the established target. Of this amount 23,392 shares were purchased by the Company and retired for executive income tax withholding.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of performance-based awards outstanding as of December 31, 2010, and activity during the two years then ended, is as follows:

	Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	—
Granted	119
Vested	—
Forfeited or expired	—

Outstanding at January 1, 2010	119
Granted	92
Vested	(121)
Forfeited or expired	(5)

Outstanding at December 31, 2010	85	—	$3,420

The weighted average grant-date fair value per share of performance-based awards granted in the years ended December 31, 2010 and 2009 was approximately $34.85 and $18.66, respectively. No performance-based awards were granted in the year ended December 31, 2008. The grant date fair value of awards vested in the year ended December 31, 2010 was $3.0 million. No performance-based awards vested in the year ended December 31, 2009.

Restricted Stock Units (RSUs)

The Company grants restricted stock units to employees under the 2007 Plan. RSUs are straight-line vested over a four year period, subject to the employee’s continued service with the Company over that period. RSUs convert into shares of the Company’s common stock upon vesting on a one-for-one basis. Fair value of the RSUs is determined using the fair value of the Company’s common stock on the date of grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2007 plan will reduce the number of options available for issuance by 2.0 shares.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of RSUs outstanding as of December 31, 2010, and activity during the two years then ended, is as follows:

	Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	—
Granted	13
Vested	—
Forfeited or expired	—

Outstanding at January 1, 2010	13
Granted	259
Vested	(4)
Forfeited or expired	(8)

Outstanding at December 31, 2010	260	1.87	$10,422

Expected to vest at December 31, 2010	226	1.78	$9,071

The weighted-average grant-date fair value of RSUs awarded in the years ended December 31, 2010 and 2009 was approximately $36.44 and $33.17 per share, respectively. No RSUs were granted in the year ended December 31, 2008. The grant date fair value of awards vested in the year ended December 31, 2010 was $0.2 million. No RSU awards vested in the year ended December 31, 2009.

Non-employee Stock Options

In 2010, 2009 and 2008, the Company granted no non-employee options. As of December 31, 2010, there were no non-employee options outstanding.

Shares Reserved

As of December 31, 2010, the Company had 3.7 million shares of common stock reserved for future issuance under stock option and stock purchase plans.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In accordance with ASC 718-10, the tender offer is considered an option modification, and following the guidance of ASC 718-10, the Company accelerated the stock-based compensation expense for these tendered options for a total of $19.3 million in the fourth quarter of 2008. This amount was reflected in the cost of revenues and operating expense captions in the Company’s consolidated statement of income at December 31, 2008.

The following table presents the functional allocation of share-based compensation related to the tender offer included in the accompanying consolidated statement of income (in thousands):

Year Ended December 31, 2008
Cost of revenues	$1,959
Research and development	6,761
Sales and marketing	6,525
General and administrative	4,073

Total	$19,318

7. TAXES:

Income Taxes

U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S. operations	$22,312	$5,093	$(5,260)
Foreign operations	39,493	25,430	15,984

Total pretax income	$61,805	$30,523	$10,724

Undistributed earnings of the Company’s foreign subsidiaries of approximately $147.6 million at December 31, 2010, are considered to be indefinitely reinvested and, accordingly, no provision for Federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. Federal and State income taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current provision:
Federal	$9,179	$5,469	$6,928
State	585	3,347	737
Foreign	98	476	1,235

	9,862	9,292	8,900

Deferred provision (benefit):
Federal	2,280	(1,201)	763
State	160	(811)	(608)
Foreign	39	(26)	(134)

	2,479	(2,038)	21

Total	$12,341	$7,254	$8,921

The Company is entitled to a deduction for Federal and State tax purposes with respect to employees’ stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax benefit has been reflected as an adjustment to additional paid-in capital. For 2010, 2009 and 2008, the benefit arising from employee stock option activity that resulted in an adjustment to additional paid in capital was approximately $2.9 million, $1.6 million and $1.9 million, respectively.

The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income before provision for income taxes as follows:

	2010	2009	2008
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	1.3	0.5	(1.6)
Business tax credits	(5.6)	(7.5)	(12.9)
Stock-based compensation	2.6	4.5	66.3
Foreign income taxed at different rate	(14.7)	(15.5)	(7.9)
FIN 48 interest and penalties	0.7	(0.1)	7.0
FIN 48 releases	(0.4)	—	(2.8)
Valuation allowance	0.2	7.9	—
Other	0.9	(1.0)	0.1

Total	20.0%	23.8%	83.2%

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred income tax asset were as follows (in thousands):

	December 31,
	2010	2009
Deferred Tax Assets
Tax credit carry-forwards	$5,375	$5,170
Inventory reserves	—	84
Other reserves and accruals	5,102	4,082
Depreciation	292	1,593
Stock compensation	7,609	8,013
Acquired intangibles	25	26

	18,403	18,968
Valuation Allowance	(3,547)	(2,989)

Net deferred tax asset	$14,856	$15,979

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

As of December 31, 2010, the Company continues to maintain a valuation allowance on a portion of its California deferred tax assets primarily due to California budget legislation as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

As of December 31, 2010, the Company had California research and development tax credit carryforwards of approximately $11.1 million. There is no expiration of research and development tax credit carryforwards for the state of California. As of December 31, 2010, the company had Federal research and development tax credit carryforwards of approximately $1.0 million, and Canadian scientific research and experimental development tax credit carryforwards of $1.0 million, which will start to expire in 2026 and 2027, respectively, if unutilized.

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

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes.

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits
Unrecognized Tax Benefits Balance at January 1, 2008	$17,406
Gross Increases for Tax Positions of Current Year	4,593
Gross Decreases for Tax Positions of Prior Years	—
Settlements	(1,319)
Lapse of Statute of Limitations	—

Unrecognized Tax Benefits Balance at December 31, 2008	20,680
Gross Increases for Tax Positions of Current Year	4,189
Gross Decreases for Tax Positions of Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—

Unrecognized Tax Benefits Balance at December 31, 2009	24,869
Gross Increases for Tax Positions of Current Year	5,269
Gross Decreases for Tax Positions of Prior Years	(227)
Settlements	—
Lapse of Statute of Limitations	—

Unrecognized Tax Benefits Balance at December 31, 2010	$29,911

The Company’s total unrecognized tax benefits as of December 31, 2010, 2009 and 2008 was $29.9 million, $24.9 million and $20.7 million, respectively. An income tax benefit would be recorded if these unrecognized tax benefits are recognized. Although it is possible some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

As of December 31, 2010, the Company had accrued $3.5 million for payment of such interest and penalties, which was classified as non-current taxes payable. Approximately, $0.4 million of interest and penalties were included in the Company’s provision for income taxes for the year-ended December 31, 2010.

8. GOODWILL, INTANGIBLE ASSETS AND ASSET IMPAIRMENT:

Goodwill of $14.8 million was recorded on the Company’s consolidated balance sheet as of December 31, 2010. The $13.0 million of goodwill acquired in 2010 resulted from the acquisitions of Qspeed Semiconductor and an early-stage research and development company (see Note 10). In the fourth quarter of 2010, goodwill was evaluated in accordance with ASC 350-10, Goodwill and Other Intangible Assets, and no impairment charge was deemed necessary during the year ended December 31, 2010.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 were as follows (in thousands):

Year Ended December 31, 2010
Balance at January 1, 2009	$1,824
Goodwill acquired during the period	—
Goodwill adjustments	—

Balance at December 31, 2009	$1,824

Goodwill acquired during the period	13,002
Goodwill adjustments	—

Ending balance at December 31, 2010	$14,826

Intangible assets consist primarily of acquired licenses, in-process research and development and patent rights, and are reported net of accumulated amortization. In the year ended December 31, 2010, the Company acquired the above-mentioned early-stage research and development company, resulting in the addition of in-process research and development of $4.7 million, and the Company acquired Qspeed Semiconductor resulting in the addition of customer relationships of $0.9 million, which will be amortized over a term of eight years, and developed technology of $1.8 million, which will be amortized over a term of ten years (see Note 10). The Company amortizes the cost of all intangible assets over the term of the acquired license or patent rights, which range from five to twelve years, with the exception of $4.7 million of in-process research and development which will be amortized once the development is completed and products are available for sale. Amortization for acquired intangible assets was approximately $0.7 million in both 2010 and 2009. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

	December 31, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$—	$—	$—
Technology licenses	3,000	(1,425)	1,575	3,000	(1,125)	1,875
Patent rights	1,949	(1,760)	189	1,949	(1,542)	407
Developed technology	2,920	(489)	2,431	1,140	(326)	814
Customer relationships	910	—	910	—	—	—
Other intangibles	37	(37)	—	37	(34)	3

Total intangible assets	$13,506	$(3,711)	$9,795	$6,126	$(3,027)	$3,099

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense related to intangible assets at December 31, 2010 is as follows:

Fiscal Year	Estimated Amortization(1)
(in thousands)
2011	943
2012	755
2013	755
2014	755
2015	592
Thereafter	5,995

Total	$9,795

(1)	The total above includes $4.7 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

In 2008 the Company performed an impairment analysis of intangible assets related to a certain patent, licensed technology and customer relationships as there was an indicator that the carrying amount of the assets may not be recoverable. The Company determined that these intangible assets were no longer useful in the Company’s manufacturing and sales processes. The Company reduced its gross intangible assets by $2.7 million and recorded an impairment charge of $2.0 million, which represented the total net book value of the intangible assets. The Company deemed that there was no further value to these impaired intangible assets. The charge was reflected in the Intangible asset impairment caption in the accompanying consolidated statements of income.

9. LEGAL PROCEEDINGS:

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6,116,720, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company’s motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion, but the Federal Circuit dismissed Fairchild’s appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness shortly thereafter. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents. The Court also invited briefing on enhanced damages and attorneys’ fees, and Fairchild filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, the Court denied Fairchild’s request to amend the findings regarding Fairchild’s willful infringement and doubled the damages award against Fairchild but declined to award attorneys’ fees. On February 3, 2010, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild has filed a notice of appeal challenging the final judgment and a number of the underlying rulings.

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (“SG”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties’ motions but granted the Company’s motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On February 10, 2011, the Court issued an order maintaining the stay with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case pending the appeal in that case. On February 18, the Court rescheduled the trial to August 8, 2011 in view of a scheduling conflict with the previously-scheduled July dates.

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents; the Company contests these new claims vigorously, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company, leaving just one Fairchild patent in the case. The Court has set a schedule for the case with claim construction proceedings already under way.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February, 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People’s Republic of China. The proceedings are still in their early stages, with no hearings or trial currently scheduled. The suits assert four Chinese patents and seek an injunction and damages of approximately $17 million. Power Integrations Netherlands has filed invalidation proceedings for all four asserted SG patents in the People’s Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010 and rulings expected in the coming months. The Company believes the Fairchild and SG claims are without merit and intends to contest them vigorously.

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

The Company is unable to predict the outcome of legal proceedings with certainty, and there can be no assurance that Power Integrations will prevail in the above-mentioned unsettled litigations. These litigations, whether or not determined in Power Integrations’ favor or settled, will be costly and will divert the efforts and attention of the Company’s management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. Adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require Power Integrations to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. These matters are subject to inherent uncertainties and the Company’s view of these matters may change in the future and could result in charges that would have a material adverse impact on its financial position, results of operations, or cash flows.

10. ACQUISITIONS:

On February 26, 2010, the Company entered into a definitive agreement to purchase the assets of an early-stage research and development company involved in developing certain technology that is consistent with our long-term business strategy for cash totaling $11.5 million. As of December 31, 2009, the Company had provided $1.2 million toward the purchase price; this amount was included in other assets in the

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s consolidated balance sheet at December 31, 2009. In the second quarter of 2010, the Company also provided to this early-stage company a loan of $1.8 million, which was to be repaid upon closing of the acquisition. The Company accounted for the transaction as an acquisition of a business and completed the acquisition on August 26, 2010. Upon closing, the Company paid cash of $8.8 million, applied the prepayment of $1.2 million, and converted the above-mentioned $1.8 million loan to complete the acquisition. The Company allocated $6.2 million of the purchase price to goodwill, which is deductible for tax purposes (see Note 8), $4.7 million to in-process research and development, which the Company will amortize over the estimated life of the technology upon completion of its development (see Note 8 above), and $0.6 million to fixed assets. The Company also expensed $0.4 million of acquisition-related costs which were recorded as general and administrative expense in 2010. Goodwill recognized in the acquisition of this early-stage research and development company was derived from expected benefits from future technology, cost synergies and a knowledgeable and experienced workforce.

In 2009 the Company entered into an agreement with Qspeed Semiconductor, a supplier of high-performance, high-voltage diodes, pursuant to which, among other things, it may have been obligated to acquire Qspeed Semiconductor if the company met certain financial performance conditions. During the second quarter of 2009, the Company also entered into a license agreement with Qspeed Semiconductor for the use of its technology in exchange for a prepaid royalty of $5.25 million. On December 31, 2010, the Company acquired certain assets of Qspeed Semiconductor for approximately $7.0 million in cash. As of December 31, 2010, the $7.0 million to be paid in connection with the acquisition was reflected in other accrued liabilities in the Company’s balance sheet. The Company accounted for the transaction as an acquisition of a business.

The Company’s acquisition of Qspeed Semiconductor effectively settled the preexisting license agreement. Because the terms of the license agreement were determined to represent fair value at the acquisition date, the Company did not record any gain or loss separately from the acquisition and the $5.25 million unamortized prepaid royalty was included as part of the acquisition-date fair value of consideration transferred.

Fair value consideration consists of the following (in thousands):

Cash	$6,955
Settlement of preexisting arrangement	5,250

Total	$12,205

Of the total consideration transferred, $6.8 million was allocated to goodwill, which is deductible for tax purposes, $1.8 million was allocated to developed technology, $0.9 million was allocated to customer relationships, $0.4 million was allocated to fixed assets, $2.1 million was allocated to inventory, including $0.6 million of inventory mark up, which will be amortized to cost of revenues over the next twelve months, and $0.2 million was allocated to accounts receivable. Goodwill recognized in the acquisition of Qspeed Semiconductor was derived from expected benefits from future technology, cost synergies and a knowledgeable and experienced workforce. The allocation of the purchase price is preliminary and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

The accompanying Consolidated Financial Statements for fiscal year 2010 include the operations of the aforementioned acquisitions, commencing as of the acquisition dates. No supplemental pro forma information is presented for the acquisitions due to the immaterial effect of the acquisitions on the Company’s results of operations both individually and in the aggregate.

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. INVESTMENT IN THIRD PARTY:

On October 22, 2010, the Company made a $7.0 million equity investment in SemiSouth Laboratories (“SemiSouth”). The Company accounts for its non-marketable investment in SemiSouth under the cost method as the Company has less than a 20% ownership interest in SemiSouth and does not have the ability to exercise significant influence over the investee. Prior to the equity investment the Company had provided three notes to SemiSouth Laboratories, the first on May 27, 2010, the second on August 27, 2010 and the third on September 29, 2010, for $3.0 million, $1.0 million and $1.0 million, respectively. These notes including earned interest were converted into equity upon execution of the agreement, and an additional $1.8 million in cash was paid to the company on October 22, 2010, to fund the equity investment. The Company also paid $10.0 million as a prepaid royalty in exchange for the right to use SemiSouth Laboratories’ technology. The Company will amortize the royalty to cost of revenues based on the Company’s sales of products incorporating the licensed technology. Subsequent to December 31, 2010, the Company entered into an agreement with SemiSouth Laboratories to provide a lease line for the financing of capital equipment. Under the term of the agreement, SemiSouth Laboratories can borrow up to $15.5 million through January 2013 (see Note 4). In connection with entering into these agreements, the Company entered into an agreement pursuant to which, among other things, it may be obligated to acquire SemiSouth Laboratories if it meets certain financial performance conditions.

The Company accounts for its non-marketable investment in SemiSouth Laboratories under the cost method. The investment is periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, the company’s financial condition, pricing in recent rounds of financing, earnings and cash flow forecasts, recent operational performance and any other readily available market data. The carrying value of the Company’s investment in SemiSouth Laboratories is $7.0 million and was classified within other assets on the Company’s consolidated balance sheet as of December 31, 2010. The Company did not recognize any impairment loss during the year ended December 31, 2010.

12. SUPPLIER AGREEMENT:

The Company entered into a wafer supply agreement amendment with one of its foundries in the third quarter of 2008, which amends its previous agreement with the foundry. The amended agreement includes a Company prepayment of $3.1 million for raw materials. Purchases of raw material under this agreement will be made based upon future production build plans of the Company’s wafers. As of December 31, 2010, $0.9 million remained as prepaid, and as of December 31, 2009, $2.9 remained prepaid under this agreement. The Company included the prepayment in prepaid expenses and other current assets in its December 31, 2010 and 2009 consolidated balance sheets.

13. SUBSEQUENT EVENTS:

In February 2011, the board of directors authorized the use of $50 million for the repurchase of the Company’s common stock. Repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors. While the program does not provide for repurchases at current stock price levels, the Company found it prudent to have a program in place. This program commenced in February 2011, and there is no expiration date for this program.

In February 2011, the Company entered into an agreement with SemiSouth Laboratories to provide a lease line of up to $15.5 million for the financing of capital equipment. As of the date of this filing, $3.8 million had been funded under this arrangement.

In February 2011, the Company entered into an unsecured credit agreement with a bank (the “Credit Agreement”). Pursuant to the Credit Agreement, the Company can request, from time to time until February 2013,

POWER INTEGRATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advances in an amount not to exceed an aggregate principal amount of $50.0 million, the proceeds of which can be used for working capital requirements and other general corporate purposes. The Company is required to remain in compliance with certain financial and other covenants.

For advances under the Credit Agreement, interest is due monthly, and principal is due at maturity in February 2013 with prepayments permitted at no penalty. Interest under the Credit Agreement is, at our option, LIBOR plus a 1.5% margin or Prime. We do not pay an undrawn commitment fee. As of the date of this filing, no direct borrowings were outstanding under the Credit Agreement.

14. SELECTED QUARTERLY INFORMATION (Unaudited):

The following tables set forth certain data from the Company’s consolidated statements of income for each of the quarters in the years ended December 31, 2010 and 2009.

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

	Three Months Ended
	(unaudited)
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
	(in thousands, except per share data)
Net revenues	$72,986	$75,452	$79,858	$71,507	$66,138	$60,024	$49,250	$40,289
Gross profit	36,125	39,005	41,489	35,922	33,816	29,123	24,197	20,932

Net income	$8,929	$12,634	$15,587	$12,314	$9,184	$9,152	$4,529	$404

Earnings per share
Basic	$0.32	$0.45	$0.56	$0.45	$0.34	$0.34	$0.17	$0.01
Diluted	$0.30	$0.43	$0.53	$0.42	$0.32	$0.32	$0.16	$0.01
Shares used in per share calculation
Basic	28,134	27,894	27,844	27,470	27,106	26,723	26,804	27,048
Diluted	29,844	29,283	29,535	29,358	29,116	28,431	27,944	28,057

Schedule II

Valuation and Qualifying Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates formulated by the Company’s management based upon factors such as the composition of the accounts receivable aging, historical bad debt, changes in payments patterns, customer creditworthiness, and current economic trends. The Company maintains an allowance for the distributors’ ship and debit credits relating to the sell-through of the Company’s products. This reserve is established using the Company’s historical ship and debit amounts and levels of inventory in the distributor channels.

Following is a summary of the activity in the allowance for doubtful accounts and allowance for ship and debit credits:

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
(in thousands)
Allowances for doubtful accounts:
Year ended December 31, 2008	$261	$45	$0	$306
Year ended December 31, 2009	$306	$(4)	$—	$302
Year ended December 31, 2010	$302	$1	$(28)	$275

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
(in thousands)
Allowances for ship and debit credits:
Year ended December 31, 2008	$9,721	$64,916	$(65,170)	$9,467
Year ended December 31, 2009	$9,467	$70,484	$(62,984)	$16,967
Year ended December 31, 2010	$16,967	$130,993	$(123,479)	$24,481

(1)	Deductions relate to amounts written off against the allowances for doubtful accounts and ship and debit credits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: February 24, 2011	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Balu Balakrishnan and Sandeep Nayyar his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Dated: February 24, 2011	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

Dated: February 24, 2011	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Dated: February 24, 2011	By:	/s/ ALAN D. BICKELL
Alan D. Bickell
Director

Dated: February 24, 2011	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated: February 24, 2011	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme
Director

Dated: February 24, 2011	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director and Chairman of the Board

Dated: February 24, 2011	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

Dated: February 24, 2011	By:	/s/ JAMES FIEBIGER
James Fiebiger
Director

Dated: February 24, 2011	By:	/s/ WILLIAM GEORGE
Bill George Director

POWER INTEGRATIONS, INC.

INDEX TO EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended

December 31, 2010

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Certificate of Incorporation (As filed with the SEC as the like described exhibit to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

10.1	Form of Indemnity Agreement for directors and officers. (As filed with the SEC as Exhibit 10.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.2	1997 Stock Option Plan (as amended through January 25, 2005) (as filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 6, 2005, SEC File No. 000-23441).*

10.3	1997 Outside Directors Stock Option Plan (as filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441) and forms of agreements thereunder (as filed with the SEC as Exhibit 10.4 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.4	1997 Employee Stock Purchase Plan (as filed with the SEC as Exhibit 10.5 to our Annual Report on Form 10-K on March 2, 2009). The forms of agreements thereunder (as filed with the SEC as Exhibit 10.5 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.5	1998 Nonstatutory Stock Option Plan. (As filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

10.6	Executive Officer Benefits Agreement between us and Derek Bell, dated April 25, 2002. (As filed with the SEC as Exhibit 10.15 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.7	Executive Officer Benefits Agreement between us and Bruce Renouard, dated April 25, 2002. (As filed with the SEC as Exhibit 10.17 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.8	Executive Officer Benefits Agreement between us and John Tomlin, dated April 25, 2002. (As filed with the SEC as Exhibit 10.19 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION
10.9	Executive Officer Benefits Agreement between us and Clifford J. Walker, dated April 25, 2002. (As filed with the SEC as Exhibit 10.20 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.10	Loan Agreement between us and Union Bank of California, N.A., dated as of October 16, 1998. (As filed with the SEC as Exhibit 10.23 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

10.11	First Amendment to Loan Agreement dated October 16, 1998 between us and Union Bank of California, N.A., dated August 1, 2000. (As filed with the SEC as Exhibit 10.29 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.12	Wafer Supply Agreement among us and Matsushita Electronics Corporation and Matsushita Electric Industry Co., Ltd., dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.27 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.13	Technology License Agreement between us and Matsushita Electronics Corporation, dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.28 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.14	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003. (As filed with the SEC as Exhibit 10.31 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.15	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & CoKG, dated as of May 23, 2003. (As filed with the SEC as Exhibit 10.32 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.16	Wafer Supply Agreement between us and Matsushita Electric Industrial Co., Ltd., effective as of June 29, 2005. (As filed with the SEC as Exhibit 10.21 to our Current Report on Form 8-K on July 26, 2005, SEC File No. 000-23441.)†

10.17	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004. (As filed with the SEC as Exhibit 10.22 to our Current Report on Form 8-K on April 18, 2006, SEC File No. 000-23441.)†

10.18	2009 Executive Officer Cash Compensation Arrangements and 2009 Bonus Plan (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on March 13, 2009, SEC File No. 000-23441.)*

10.19	Form of Director Option Grant Agreement. (As filed with the SEC as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 6, 2009, SEC File No. 000-23441.)*

10.20	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell. (As filed with the SEC as Exhibit 10.35 to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.21	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite. (As filed with the SEC as Exhibit 10.36 to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.22	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 6, 2009, SEC File No. 000-23441.)†

10.23	2007 Equity Incentive Plan, and amendment and restatement of the 1997 Stock Option Plan (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION
10.24	Forms of Option Agreements under the 1997 Stock Option Plan with Executive Officers in connection with the Chief Executive Officer Benefits Agreement and the Executive Officer Benefits Agreements. (As filed with the SEC as Exhibit 10.40 to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.25	Forms of Option Agreements under the 1997 Stock Option Plan. (As filed with the SEC as Exhibit 10.41 to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.26	Letter agreement, dated as of August 31, 2007, between Power Integrations, Inc. and Derek Bell. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.27	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Balu Balakrishnan. (As filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.28	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Bruce Renouard. (As filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.29	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Cliff Walker. (As filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.30	Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Doug Bailey. (As filed with the SEC as Exhibit 10.8 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.31	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Derek Bell. (As filed with the SEC as Exhibit 10.9 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.32	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 8, 2008, SEC File No. 000-23441.)

10.33	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 8, 2008, SEC File No. 000-23441.)

10.34	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION
10.35	Forms of Option Agreements under the 2007 Equity Incentive Plan (As filed with the SEC as Exhibit 99.(d)(4) to our Schedule TO filed on December 3, 2008, SEC File No. 000-23441.)*

10.36	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)†

10.37	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)†

10.38	Forms of Stock Option Agreements to be used in Director Equity Compensation Program. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)

10.39	Amendment to Immediately Exercisable Non-Qualified Stock Option Agreement between Power Integrations, Inc. and Balu Balakrishnan, dated February 2, 2009 (as filed with the SEC as Exhibit 10.59 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.).*

10.40	Director Equity Compensation Program, as revised January 27, 2009 (as filed with the SEC as Exhibit 10.60 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.).*

10.41	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., dated November 14, 2008 (as filed with the SEC as Exhibit 10.61 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.).

10.42	Amendment No. 1 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of January 27, 2009 (as filed with the SEC as Exhibit 10.62 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.).*

10.43	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and R. Scott Brown. (As filed with the SEC as Exhibit 10.37 to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.44	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A (as filed with the SEC as Exhibit 10.63 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.).*

10.45	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, dated December 23, 2009†. (As filed with the SEC as Exhibit 10.65 to our Annual Report on Form 10-K on February 26, 2010, SEC File No. 000-23441.)

10.46	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005†. (As filed with the SEC as Exhibit 10.66 to our Annual Report on Form 10-K on February 26, 2010, SEC File No. 000-23441.)

10.47	Amendment No. 2 to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011†

10.48	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 6, 2010, SEC File No. 000-23441.).*

10.49	Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010 (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 6, 2010, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION
10.50	2010 Executive Compensation Arrangements (Described under Item 5.02 of our Current Reports on Form 8-K, as filed with the SEC on February 5, 2010 and April 16, 2010, SEC File No. 000-23441.)*

10.51	Severance Agreement, dated May 21, 2010, between Power Integrations, Inc. and Bill Roeschlein (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.52	Offer Letter, dated June 23, 2010, between Power Integrations, Inc. and Sandeep Nayyar (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.53	Executive Officer Benefits Agreement, dated July 22, 2010, between Power Integrations, Inc. and Sandeep Nayyar (As filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.54	Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on May 6, 2010, SEC File No. 000-23441.)*

10.55	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers (As filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.56	Outside Director Cash Compensation Arrangements (As filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 3, 2010, SEC File No. 000-23441.).*

10.57	Amendment to Executive Officer Benefits Agreement between Power Integrations, Inc. and Sandeep Nayyar, dated October 29, 2010.*

10.58	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and John Tomlin. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

14.1	Code of Business Conduct and Ethics (As filed with the SEC as the like described exhibit to our Current Report on Form 8-K on February 4, 2008, SEC File No. 000-23441.)

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EXHIBIT NUMBER	DESCRIPTION
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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