Form 10-Q
period 2011-03-31
POWER INTEGRATIONS INC
filed 2011-05-05
CIK 833640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2011
Common Stock, $.001 par value	28,836,405 shares

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,694	$155,667
Short-term investments	32,070	27,355
Accounts receivable, net of allowance of $297 and $275 in 2011 and 2010	13,314	5,713
Inventories	63,004	62,077
Deferred tax assets	1,434	1,435
Prepaid expenses and other current assets	8,217	9,263

Total current assets	255,733	261,510

LONG-TERM INVESTMENTS	36,815	31,760
PROPERTY AND EQUIPMENT, net	84,586	84,470
INTANGIBLE ASSETS, net	9,552	9,795
GOODWILL	14,826	14,826
DEFERRED TAX ASSETS	13,022	13,421
OTHER ASSETS	22,439	17,288

Total assets	$436,973	$433,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,932	$20,291
Accrued payroll and related expenses	5,455	7,395
Deferred income on sales to distributors	10,951	12,221
Other accrued liabilities	2,918	9,548

Total current liabilities	33,256	49,455

LONG-TERM INCOME TAXES PAYABLE	30,676	29,580

Total liabilities	63,932	79,035

COMMITMENTS AND CONTINGENCIES (Note 9, 11 and 12)
STOCKHOLDERS’ EQUITY:
Common stock	29	28
Additional paid-in capital	185,834	175,295
Accumulated other comprehensive income	135	85
Retained earnings	187,043	178,627

Total stockholders’ equity	373,041	354,035

Total liabilities and stockholders’ equity	$436,973	$433,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
NET REVENUES	$76,762	$71,507
COST OF REVENUES	40,339	35,585

GROSS PROFIT	36,423	35,922

OPERATING EXPENSES:
Research and development	10,023	8,111
Sales and marketing	8,248	6,920
General and administrative	6,475	6,013

Total operating expenses	24,746	21,044

INCOME FROM OPERATIONS	11,677	14,878
OTHER INCOME, NET	442	494

INCOME BEFORE PROVISION FOR INCOME TAXES	12,119	15,372
PROVISION FOR INCOME TAXES	2,265	3,058

NET INCOME	$9,854	$12,314

EARNINGS PER SHARE:
Basic	$0.34	$0.45

Diluted	$0.33	$0.42

SHARES USED IN PER SHARE CALCULATION:
Basic	28,628	27,470

Diluted	30,187	29,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,854	$12,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,682	2,761
Amortization of intangibles	243	172
Stock-based compensation expense	2,504	2,027
Amortization of premium on held to maturity investments	439	350
Loss on sale of property and equipment	—	13
Deferred income taxes	399	1,498
Increase in allowances - accounts receivable and other	22	—
Excess tax benefit from stock options exercised	(398)	(1,176)
Tax benefit associated with employee stock plans	783	2,535
Change in operating assets and liabilities:
Accounts receivable	(7,622)	(5,830)
Inventories	(964)	(5,185)
Prepaid expenses and other current assets	1,435	(672)
Accounts payable	(2,908)	6,295
Income taxes payable and accrued liabilities	(525)	(1,200)
Deferred income on sales to distributors	(1,269)	2,877

Net cash provided by operating activities	5,675	16,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,248)	(3,360)
Acquisition of a business	(6,901)	—
Advance for acquisition of a business	—	(1,750)
Increase in financing lease receivables	(5,642)	—
Collections of financing lease receivable	102	—
Purchases of held-to-maturity investments	(11,508)	(27,224)
Proceeds from maturities of held-to-maturity investments	1,300	2,850

Net cash used in investing activities	(29,897)	(29,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	7,288	10,035
Repurchase of common stock	—	(6,038)
Retirement of shares for income tax withholding	—	(769)
Excess tax benefit from stock options exercised	398	1,176
Payments of dividends to stockholders	(1,437)	(1,378)

Net cash provided by financing activities	6,249	3,026

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,973)	(9,679)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	155,667	134,974

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$137,694	$125,295

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment, net	$1,917	$2,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$118	$16

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in its Form 10-K filed on February 25, 2011 with the Securities and Exchange Commission.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Short-Term and Long-Term Investments

Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of March 31, 2011 and December 31, 2010, the Company’s short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Amortized cost and estimated fair market value of short-term and long-term investments classified as held-to-maturity at March 31, 2011, are as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
Corporate securities	$5,356	$4	$—	$5,360

Total	$5,356	$4	$—	$5,360

Investments due in 4-12 months:
Corporate securities	$20,650	$144	$—	$20,794
U.S. government securities	5,061	18	—	5,079
U.S. municipal securities	1,003	1	—	1,004

Total	$26,714	$163	$—	$26,877

Investments due in more than 12 months:
Corporate securities	$36,815	$577	$(7)	$37,385

Total	$36,815	$577	$(7)	$37,385

Total investment securities	$68,885	$744	$(7)	$69,622

Amortized cost and estimated fair market value for investments classified as held-to-maturity at December 31, 2010 are as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
Commercial paper	$7,135	$—	$—	$7,135
Corporate securities	1,508	—	(1)	1,507

Total	$8,643	$—	$(1)	$8,642

Investments due in 4-12 months:
Corporate securities	$21,255	$84	$—	$21,339
U.S. government securities	5,095	20	—	5,115
U.S. municipal securities	1,005	3	—	1,008

Total	$27,355	$107	$—	$27,462

Investments due in more than 12 months:
Corporate securities	$31,760	$648	$—	$32,408

Total	$31,760	$648	$—	$32,408

Total investment securities	$67,758	$755	$(1)	$68,512

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. The Company considers the price to be fixed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary.

The Company makes sales to distributors and retail partners and recognizes revenue based on a sell-through method. Sales to distributors are made under terms allowing certain rights of return on the Company’s products held by the distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell the Company’s products to their customers. The Company determines the amounts to defer based on the level of actual inventory on hand at the distributors as well as inventory in transit to the distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of March 31, 2011 and December 31, 2010 was approximately $23.1 million and $24.7 million, respectively. The total deferred cost as of March 31, 2011 and December 31, 2010 was approximately $12.2 million and $12.5 million, respectively. In addition, the Company determined the impact of the returns and pricing uncertainties related to the deferred revenue to be negligible over the reported periods.

Common Stock, Stock Repurchases and Common Stock Dividend

In May 2009, the Company’s board of directors authorized the use of $25 million to repurchase the Company’s common stock. From May 2009 to December 31, 2009 the Company purchased 0.5 million shares for approximately $11.0 million, and in the first two quarters of 2010 the Company purchased 0.4 million shares for approximately $14.0 million, concluding this repurchase program.

In February 2011, the board of directors authorized the use of an additional $50 million for the repurchase of the Company’s common stock. Repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors; the guidelines do not provide for repurchases at current stock price levels. There is no expiration date for this stock repurchase program.

In January 2010, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2010. The quarterly dividend payments were made on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, to stockholders of record as of February 26, 2010, May 28, 2010, August 31, 2010 and November 30, 2010, respectively, each in the aggregate amount of approximately $1.4 million.

In October 2010, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The first quarterly dividend payment of approximately $1.4 million was made on March 31, 2011, to stockholders of record as of February 28, 2011. The Company expects that each of the remaining quarterly dividends will result in a similar use of cash. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company’s stockholders.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock-Based Compensation

The Company applies the provisions of ASC 718-10. The Company uses the straight-line method to amortize all stock awards granted over the requisite service period of the award.

Determining Fair Value of Stock Options

The Company uses the Black-Scholes valuation model for valuing stock option grants using the following assumptions and estimates:

Expected Volatility. The Company calculates expected volatility as an average of implied volatility and historical volatility.

Expected Term. The Company developed a model which uses historical exercise, cancellation and outstanding option data to calculate the expected term of stock option grants.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on a U.S. Treasury note with a term approximately equal to the expected term of the underlying grants.

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

Comprehensive Income

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$9,854	$12,314
Other comprehensive income:
Translation adjustments	50	(50)

Total comprehensive income	$9,904	$12,264

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Accounts Receivable (in thousands):

	March 31, 2011	December 31, 2010
Accounts receivable trade	$38,298	$30,656
Accrued ship and debit and rebate claims	(24,688)	(24,839)
Allowance for doubtful accounts	(297)	(275)
Other	1	171

Total	$13,314	$5,713

Prepaid Expenses and Other Current Assets (in thousands):

	March 31, 2011	December 31, 2010
Prepaid legal fees	$3,000	$4,000
Prepaid inventory (Note 16)	346	917
Prepaid income tax	1,249	1,117
Prepaid maintenance agreements	554	554
Interest receivable	696	737
Other	2,372	1,938

Total	$8,217	$9,263

Other Assets (in thousands)

	March 31, 2011	December 31, 2010
Prepaid royalty (Note 15)	$10,000	$10,000
Investment in third party (Note 15)	7,000	7,000
Financing lease receivables and deposits (Note 17)	5,119	—
Other	320	288

Total	$22,439	$17,288

Other Accrued Liabilities (in thousands):

	March 31, 2011	December 31, 2010
Accrued payment for acquisition (Note 14)	$53	$6,955
Accrued professional fees	1,418	1,013
Accrued expense for engineering wafers	511	502
Advances from customers	535	713
Other	401	365

Total	$2,918	$9,548

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Segment Reporting

The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC-DC power conversion markets. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

3.	STOCK PLANS AND STOCK-BASED COMPENSATION:

Stock Plans

As of March 31, 2011, the Company had five stock-based employee compensation plans, the “Plans”, which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the “2007 Plan”) was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the “1997 Plan”). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards (“RSUs”), stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of March 31, 2011, the maximum remaining number of shares that may be issued under the 2007 Plan was 7,238,954 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

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

1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Stock Option Plan (the “1997 Plan”), whereby the board of directors could grant incentive stock options and nonstatutory stock options to purchase the Company’s common stock to key employees, directors and consultants. The exercise price of incentive stock options could not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”); whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company’s stockholders. The 1998 Plan has not been approved by the Company’s stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company’s common stock on the date of grant. As of March 31, 2011, the maximum number of shares that may be issued under the 1998 Plan was 1,000,000, and as of that date no shares are available for future issuance. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

On July 28, 2009, the 1998 Plan was amended generally to prohibit outstanding options from being amended 1) to reduce the exercise price of such outstanding options or 2) canceled in exchanged for cash, other awards or options with a lower exercise price without stockholder approval.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period,

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of March 31, 2011, 2,287,552 shares had been purchased and 712,448 shares were reserved for future issuance under the Purchase Plan.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2011 and March 31, 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Cost of revenues	$239	$157
Research and development	811	727
Sales and marketing	667	410
General and administrative	787	733

Total	$2,504	$2,027

As of March 31, 2011 there were approximately $6.4 million, net of expected forfeitures, of total unrecognized compensation costs related to stock options. The unrecognized compensation costs at March 31, 2011 are expected to be recognized over a weighted-average period of 2.05 years.

As of March 31, 2011, the Company had $2.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance-based share grants. The unamortized compensation expense will be recognized on a straight-line basis, and is expected to be recognized over the remainder of 2011.

As of March 31, 2011, the Company had $6.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units. The unamortized compensation expense will be recognized on a straight-line basis, and is expected to be recognized over a weighted-average period of 3.14 years.

As of March 31, 2011, the total unrecognized compensation cost under the Purchase Plan to purchase the Company’s common stock was approximately $0.4 million. The Company will amortize this cost on a straight-line basis over approximately 0.5 years.

In the first quarter of 2011 a total of approximately $2.5 million was recorded as stock-based compensation expense, which was comprised of approximately $1.2 million related to stock options, $0.3 million related to performance shares, $0.6 million related to restricted stock units and $0.3 million related to the Purchase Plan and approximately $37,000 in compensation expense amortized from beginning inventory. In the first quarter of 2010 a total of approximately $2.0 million was recorded as stock-based compensation expense, which was comprised of approximately $1.4 million related to stock options, $0.3 million related to performance shares, $41,000 related to restricted stock units, $0.3 million related to the Purchase Plan and approximately $7,000 in compensation expense amortized from beginning inventory.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company did not grant stock options in the first quarter of 2011 or 2010, and therefore no fair value assumptions were reported for those periods. The Company granted restricted stock units to new-hire employees in the first quarters of 2011 and 2010; see the Restricted Stock Units section below for details.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Risk-free interest rates	0.17%	0.17%
Expected volatility rates	37%	36%
Expected dividend yield	0.51%	0.55%
Expected term of purchase right (in years)	0.5	0.5
Weighted-average estimated fair value of purchase rights	$9.40	$7.96

A summary of stock option activity under the Plans, excluding performance-based shares and restricted stock units, as of March 31, 2011, and changes during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	4,433	$22.68
Granted	—	—
Exercised	(277)	18.83
Forfeited or expired	(44)	25.26

Outstanding at March 31, 2011	4,112	$22.91	4.73	$63,385

Exercisable at March 31, 2011	3,395	$22.53	3.99	$53,652

Vested and expected to vest at March 31, 2011	4,075	$22.87	4.69	$62,993

The Company did not grant stock options in the three months ended March 31, 2011 and 2010; since 2010 the Company’s equity grants to new hires and its annual incentive grants to non-executive employees have been primarily in the form of RSUs. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $6.2 million and $8.3 million, respectively.

Performance-based Awards

Under the performance-based awards program, the Company awards units in the first half of the performance year in an amount equal to twice the target number of shares to be issued if the target performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company’s performance. The performance metrics of this program are annual targets consisting of net revenue and non-GAAP operating earnings. Each performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.

During the quarter ended March 31, 2011, the Company issued approximately 93,300 performance-based awards to employees and executives. As the net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, will be recorded throughout the year

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

depending on the number of shares expected to be earned based on progress toward the performance targets. The cost of performance-based awards was determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest.

In January 2011, it was determined that the Company had reached the maximum level of the established performance targets for the performance-based awards granted in 2010. Accordingly, the 85,150 performance-based awards, which were fully vested, were released to the Company’s employees and executives in the first quarter of 2011.

A summary of performance-based awards outstanding as of March 31, 2011, and activity during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	85	$34.97
Granted	93	36.90
Vested	(85)	34.97
Forfeited or expired	(6)	36.61

Outstanding at March 31, 2011	87	$36.93	0.75	$3,331

Vested and expected to vest at March 31, 2011	82		0.75	$3,146

The weighted average grant-date fair value per share of performance-based awards granted in the quarters ended March 31, 2011 and 2010 was approximately $36.90 and $32.07, respectively. The grant date fair value of awards released, which were fully vested, in the quarters ended March 31, 2011 and 2010 was approximately $3.0 million and $2.2 million, respectively.

Restricted Stock Units (RSUs)

The Company grants restricted stock units to employees under the 2007 Plan. The RSUs typically vest ratably over a certain period of time, subject to the employee’s continued service to the Company over that period. RSUs granted to employees typically vest over a four-year period, and are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2007 plan will reduce the number of shares available for issuance under the 2007 Plan by 2 shares.

A summary of RSUs outstanding as of March 31, 2011, and changes during the three months then ended was as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	260	$36.30
Granted	9	38.66
Vested	(3)	37.09
Forfeited or expired	(8)	37.29

Outstanding at March 31, 2011	258	$36.35	1.69	$9,890

Vested and expected to vest at March 31, 2011	228		1.68	$8,755

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The weighted-average grant-date fair value of RSUs awarded in the three months ended March 31, 2011 and 2010 was approximately $38.66 and $36.41, respectively. The grant date fair value of awards vested in the quarter ended March 31, 2011 was approximately $0.1 million; there were no RSUs vested in the three months ended March 31, 2010.

4.	FAIR VALUE MEASUREMENTS

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

On October 22, 2010, the Company entered into an agreement with SemiSouth Laboratories, pursuant to which, among other things, the Company may be obligated to acquire SemiSouth if SemiSouth meets certain financial performance conditions. At March 31, 2011, the Company determined the fair value of this potential obligation to be zero. The Company used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. The Company derived the Level 2 inputs principally from corroborated observable market data (i.e., correlation values). The Company will update the fair value quarterly and record any changes to the consolidated financial statements.

The fair value hierarchy of the Company’s marketable securities and investments for the periods ended March 31, 2011 and December 31, 2010, was as follows (in thousands):

		Fair Value Measurement at March 31, 2011:
Description	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market accounts	$40,354	$40,354	$—
U.S. Government debt securities	6,064	—	6,064
Corporate Securities	62,821	—	62,821

Total	$109,239	$40,354	$68,885

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

		Fair Value Measurement at December 31, 2010:
Description	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$7,135	$—	$7,135
Money market accounts	52,951	52,951	—
U.S. Government debt securities	6,100	—	6,100
Corporate Securities	54,523	—	54,523

Total	$120,709	$52,951	$67,758

The Company had no Level 3 investments as of the periods ended March 31, 2011 and December 31, 2010.

5	INVENTORIES:

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

	March 31, 2011	December 31, 2010
Raw materials	$19,719	$20,334
Work-in-process	13,703	13,171
Finished goods	29,582	28,572

Total	$63,004	$62,077

6.	GOODWILL AND INTANGIBLE ASSETS:

The carrying amount of goodwill was $14.8 million as of the periods ended March 31, 2011 and December 31, 2010.

Intangible assets consist primarily of acquired licenses, in-process research and development and patent rights, and are reported net of accumulated amortization. In the year ended December 31, 2010, the Company acquired an early-stage research and development company, resulting in the addition of in-process research and development of $4.7 million, and the Company acquired Qspeed Semiconductor resulting in the addition of customer relationships of $0.9 million, and developed technology of $1.8 million (see Note 14). The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the acquired license or patent rights, which range from five to ten years, with the exception of $4.7 million of in-process research and development which will be amortized once the development is completed and products are available for sale. Amortization for acquired intangible assets was approximately $0.2 million in the first quarter of 2011 and 2010. The Company does not believe there is any significant residual value associated with the following intangible assets (in thousands):

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	March 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(1,500)	1,500	3,000	(1,425)	1,575
Patent rights	1,949	(1,814)	135	1,949	(1,760)	189
Developed technology	2,920	(575)	2,345	2,920	(489)	2,431
Customer relationships	910	(28)	882	910	—	910
Other intangibles	37	(37)	—	37	(37)	—

Total intangible assets	$13,506	$(3,954)	$9,552	$13,506	$(3,711)	$9,795

The estimated future amortization expense related to intangible assets at March 31, 2011 is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2011 (remaining 9 months)	$700
2012	755
2013	755
2014	755
2015	592
Thereafter	1,305

Total (1)	$4,862

(1)	The total above excludes $4.7 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

7.	SIGNIFICANT CUSTOMER CONCENTRATIONS AND SALES INFORMATION:

Customer Concentration

Ten customers accounted for approximately 67% and 60% of net revenues for the three months ended March 31, 2011 and March 31, 2010, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Two customers, both distributors of the Company’s products, accounted for 19% and 12% of net revenues in the three months ended March 31, 2011. The same two customers accounted for 13% and 11% of net revenues in the three months ended March 31, 2010.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers’ financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2011 and December 31, 2010, 77% and 76%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following customers represented 10% or more of accounts receivable:

	March 31,	December 31,
Customer	2011	2010
A	19%	21%
B	18%	*

*	less than 10%

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

International Sales

The Company markets its products through its sales personnel and a worldwide network of distributors. As a percentage of total net revenues, international sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended March 31,
	2011	2010
Hong Kong/China	34%	28%
Taiwan	24%	26%
Korea	17%	21%
Western Europe (excluding Germany)	10%	7%
Japan	6%	6%
Singapore	3%	2%
Germany	1%	3%
Other	1%	2%

Total revenue, excluding the Americas.	96%	95%

The remainder of the Company’s sales were to customers within the Americas, primarily located in the United States, with some customers located in Mexico and Brazil.

Product Sales

Approximately 98% to 99% of the Company’s sales in the three months ended March 31, 2011 and 2010 were from its three primary groupings of low-power AC-DC power-conversion products – TOPSwitch, TinySwitch and LinkSwitch. Approximately 1% to 2% of the Company’s sales came from other product families, principally the Company’s DPA-Switch family of high-voltage DC-DC products, and in the first quarter of 2011, the Company’s Hiper family of products which includes both power-conversion and power-factor-correction products for high-power applications.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Revenue mix by product grouping was as follows:

	Three Months Ended March 31,
Product Family	2011	2010
LinkSwitch	40%	36%
TinySwitch	35%	39%
TOPSwitch	23%	24%
Other	2%	1%

8.	EARNINGS PER SHARE:

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Basic earnings per share:
Net income	$9,854	$12,314

Weighted-average common shares	28,628	27,470

Basic earnings per share	$0.34	$0.45

Diluted earnings per share (1):
Net income	$9,854	$12,314

Weighted-average common shares	28,628	27,470
Effect of dilutive securities:
Employee stock plans	1,559	1,888

Diluted weighted-average common shares	30,187	29,358

Diluted earnings per share	$0.33	$0.42

(1)	The Company includes the shares underlying performance-based awards in the calculation of diluted EPS when they become contingently issuable per ASC 260-10, Earnings per Share and excludes such shares when they are not contingently issuable. The Company has excluded all performance-based awards underlying the fiscal 2011 and 2010 awards as those shares are not contingently issuable as of the end of the period.

Outstanding options to purchase 210,044 shares and 86,462 shares of the Company’s common stock for the quarters ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive.

9.	INCOME TAXES:

The Company accounts for income taxes under the provisions of ASC 740. Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

As of March 31, 2011, the Company continues to maintain a valuation allowance on a portion of its California deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company’s effective tax rates for the three months ended March 31, 2011 and 2010 were 18.7% and 19.9%, respectively. The difference between the expected statutory rate of 35.0% and the Company’s effective tax rate for the three months ended March 31, 2011 was primarily due to the beneficial impact of the geographic distribution of the Company’s world-wide earnings and the beneficial impact of the research and experimentation tax credit. The difference between the expected statutory rate of 35.0% and the Company’s effective tax rate for the three months ended March 31, 2010 was primarily due to the beneficial impact of the geographic distribution of the Company’s world-wide earnings partially offset by a valuation allowance on its California deferred tax assets.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, its major tax jurisdiction is the U.S. In the quarter ended March 31, 2011, the IRS informed the Company that the IRS intends to propose adjustments to the Company’s taxable income for fiscal years 2003 through 2006 related to the Company’s intercompany research and development cost-sharing arrangement and related issues. The Company believes that the IRS position is without merit and intends to defend its tax return position vigorously. The fiscal years 2007 through 2009 are also under audit by the IRS.

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

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2011. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

11.	COMMITMENTS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company (see Note 12). In accordance with ASC 450-10, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

One of the Company’s wafer supply agreements contracts prices to purchase wafers in U.S. dollars; however, the agreement also allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and this wafer supplier review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between both parties. The Company accounted for the gain or loss related to the payment of these transactions as part of other income or expense.

12.	LEGAL PROCEEDINGS:

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $33,981,781 in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys’ fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6,116,720, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company’s motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion, but the Federal Circuit dismissed Fairchild’s appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness shortly thereafter. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents. The Court also invited briefing on enhanced damages and attorneys’ fees, and Fairchild filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild’s request to amend the findings regarding Fairchild’s willful infringement and doubled the damages award against Fairchild but declined to award attorneys’ fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild has filed a notice of appeal challenging the final judgment and a number of the underlying rulings.

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly-owned subsidiary System General Corporation (“SG”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties’ motions but granted the Company’s motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On February 10, 2011, the Court issued an order maintaining the stay with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case pending the appeal in that case. On April 18, 2011, the Court rescheduled the trial to begin in January 2012.

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents; the Company contests these new claims vigorously, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company, leaving just one Fairchild patent in the case. The Court held a claim construction hearing on March 24, 2011, and discovery is under way.

In February 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People’s Republic of China. The proceedings are still in their early stages, with no hearings or trial currently scheduled. The suits assert four Chinese patents and seek an injunction and damages of approximately $17 million. Power Integrations Netherlands has filed invalidation

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

proceedings for all four asserted SG patents in the People’s Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010 and rulings expected in the coming months. The Company believes the Fairchild and SG claims are without merit and intends to contest them vigorously.

In the quarter ended March 31, 2011, the IRS informed the Company that the IRS intends to propose adjustments to the Company’s taxable income for the years 2003 through 2006 related to the Company’s intercompany research and development cost-sharing arrangement and related issues. The Company believes that the IRS position is without merit and intends to defend its tax return position vigorously.

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

13.	RECENT ACCOUNTING PRONOUNCEMENTS:

On January 1, 2011, the Company adopted the following accounting pronouncements:

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU in the first quarter of 2011 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU in the first quarter of 2011 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 were effective for the Company’s 2010 interim and annual reporting periods. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for the Company’s 2011 interim and annual reporting periods. The adoption of these provisions did not have a material impact on the Company’s condensed consolidated financial statements.

14.	ACQUISITIONS:

On February 26, 2010, the Company entered into a definitive agreement to purchase, for cash totaling $11.5 million, the assets of an early-stage research and development company involved in developing certain technology that is consistent with the Company’s long-term business strategy. The Company accounted for the transaction as an acquisition of a business and completed the acquisition on August 26, 2010. The Company allocated $6.2 million of the purchase price to goodwill, which is deductible for tax purposes, $4.7 million to in-process research and development, which the Company will amortize over the estimated life of the technology upon completion of its development, and $0.6 million to fixed assets. The Company also expensed $0.4 million of acquisition-related costs which were recorded as general and administrative expense in 2010. Goodwill recognized in the acquisition was derived from expected benefits from future technology, cost synergies and a knowledgeable and experienced workforce.

On December 31, 2010, the Company acquired certain assets of Qspeed Semiconductor for approximately $7.0 million in cash. In the quarter ended March 31, 2011, $6.9 million was paid in connection with the acquisition. The Company accounted for the transaction as an acquisition of a business.

The Company’s acquisition of Qspeed effectively settled a preexisting license agreement under which the Company had paid Qspeed a prepaid royalty of $5.25 million in exchange for the use of its technology. Because the terms of the license agreement were determined to represent fair value at the acquisition date, the Company did not record any gain or loss separately from the acquisition and the $5.25 million unamortized prepaid royalty was included as part of the acquisition-date fair value of consideration transferred.

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Fair value consideration consists of the following (in thousands):

Cash	$6,955
Settlement of preexisting arrangement	5,250

Total	$12,205

Of the total consideration transferred, $6.8 million was allocated to goodwill, which is deductible for tax purposes, $1.8 million was allocated to developed technology, $0.9 million was allocated to customer relationships, $0.4 million was allocated to fixed assets, $2.1 million was allocated to inventory, including $0.6 million of inventory markup, which will be amortized to cost of revenues throughout 2011, and $0.2 million was allocated to accounts receivable. Goodwill recognized in the acquisition of Qspeed Semiconductor was derived from expected benefits from future technology, cost synergies and a knowledgeable and experienced workforce. The allocation of the purchase price is preliminary and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

15.	INVESTMENT IN THIRD PARTY:

On October 22, 2010, the Company made a $7.0 million equity investment in a privately held company, SemiSouth Laboratories (“SemiSouth”). The Company accounts for its non-marketable investment in SemiSouth under the cost method as the Company has less than a 20% ownership interest in SemiSouth and does not have the ability to exercise significant influence over the investee. Also in October 2010, the Company paid $10.0 million as a prepaid royalty in exchange for the right to use SemiSouth’s technology. The Company will amortize the royalty to cost of revenues based on the Company’s sales of products incorporating the licensed technology.

In connection with entering into these agreements, the Company entered into an agreement pursuant to which, among other things, it may be obligated to acquire SemiSouth if SemiSouth meets certain financial performance conditions.

The Company accounts for its non-marketable investment in SemiSouth Laboratories under the cost method. The investment is periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, the company’s financial condition, pricing in recent rounds of financing, earnings and cash flow forecasts, recent operational performance and any other readily available market data. The carrying value of the Company’s investment in SemiSouth is $7.0 million and was classified within other assets on the Company’s consolidated balance sheet as of March 31, 2011.

16.	SUPPLIER AGREEMENT:

The Company entered into a wafer supply agreement amendment with one of its foundries in the third quarter of 2008, which amends its previous agreement with the foundry. The amended agreement includes a Company prepayment of $3.1 million for raw materials. Purchases of raw material under this agreement will be made based upon future production build plans of the Company’s wafers. As of March 31, 2011, $0.3 million remained as prepaid, and as of December 31, 2010, $0.9 million remained prepaid under this agreement. The Company included the prepayment in prepaid expenses and other current assets in its March 31, 2011, and December 31, 2010, condensed consolidated balance sheets.

17.	LEASE LINE TO THIRD PARTY

In February 2011, the Company entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the term of the agreement, SemiSouth can borrow up to $15.5 million through January 2013. As of March 31, 2011, a total of $5.7 million had been funded, comprising; $3.8 million funded, less payments withheld under this lease arrangement to finance capital equipment commencing in February 2011, and $1.9 million paid as deposits on equipment which the Company will lease to SemiSouth upon delivery of such equipment. The Company included the lease line receivable in Other Assets and Prepaid Expenses and Other Current Assets in its

POWER INTEGRATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

condensed consolidated balance sheet at March 31, 2011. The total lease payments related to the $3.8 million funded will be received over a four to eight year term and is reflected in the table below (in millions):

Fiscal Year	Total Minimum Lease Payments
2011 (remaining 9 months)	$0.4
2012	0.6
2013	0.6
2014	0.6
2015	0.5
Thereafter	1.5

Total	$4.2

18.	BANK LINE OF CREDIT

In February 2011, the Company entered into an unsecured credit agreement with a bank (the “Credit Agreement”). Pursuant to the Credit Agreement, the Company can request, from time to time until February 2013, advances in an amount not to exceed an aggregate principal amount of $50.0 million, the proceeds of which can be used for working capital requirements and other general corporate purposes. The agreement also covers advances for commercial letters of credit. At March 31, 2011, the Company had a $0.5 million outstanding letter of credit for a capital purchase deposit. The terms of this credit agreement require the Company to remain in compliance with certain financial and other covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A—“Risk Factors” and elsewhere in this report.

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog and mixed-signal integrated circuits (“ICs”) for use in electronic power supplies, also known as switched-mode power supplies. Following our acquisition of Qspeed Semiconductor in December 2010, we also now offer a range of high-performance, high-voltage silicon diodes. Our ICs and diodes are used principally in AC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial electronics markets. For example, our ICs are commonly used in such end products as mobile-phone chargers, desktop computers, home entertainment equipment, appliances, utility meters and LED light bulbs and fixtures.

We believe that our products enable power supplies that are superior to those designed with alternative technologies. We differentiate our ICs through innovation aimed at helping our customers meet the desired performance specifications for their power supplies, including increasingly stringent energy-efficiency requirement around the world, while minimizing complexity, component count, time-to-market and overall system cost. We invest significant resources in research and development in an effort to achieve this differentiation.

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

•

Increase the penetration of our products in “high-power” applications. We believe we have developed new technologies and products that enable us to bring the benefits of highly integrated power supplies to applications requiring more than 50 watts of output. These include such applications as main power supplies for flat-panel TVs and PCs, as well as power supplies for LED streetlights, game consoles, and notebook computers, among others.

Our quarterly operating results are difficult to predict and subject to significant fluctuations. Customers typically can cancel or reschedule orders without significant penalty. Also, external factors such as global economic conditions and supply-chain dynamics can cause our operating results to be volatile. We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. Strong demand for our products in recent periods resulted in shortages of certain products and caused an extension of our lead times for delivery to customers. We have added production capacity in order to ensure that we can satisfy customer demand, and our lead times have now returned to historical levels on most of our products; however, if we do not have adequate inventory of products to satisfy future demand, our operating results may be impacted.

Our net revenues were $76.8 million and $71.5 million in the first quarters of 2011 and 2010, respectively. The growth of revenues year over year reflects increased penetration of our products into our addressable markets, as well as overall growth in demand for electronic products. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 67% and 60% of our net revenues in the first quarters of 2011 and 2010, respectively. Our top two customers, both distributors of our products, collectively accounted for approximately 31% and 24% of our net revenues in the first quarters of 2011 and 2010, respectively, and international sales comprised 96% and 95% of our net revenues in the in this first quarters of 2011 and 2010, respectively.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Also, although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As such, our unit costs and gross profit margin are impacted by the volume of units we produce. The current earthquake and tsunami in Japan did not have a material impact on our customers and suppliers in the first quarter of 2011; nor do we expect these events to have a material impact to our customers or suppliers in our second quarter.

Our gross profit, defined as net revenues less cost of revenues, was $36.4 million, or 47% of net revenues, in the first quarter of 2011, compared to $35.9 million, or 50% of net revenues, in the same period of 2010. The reduction in our gross margin in the first quarter of 2011 was driven primarily by the following factors: product mix and the weakening of the U.S. dollar compared with the Japanese yen, which increases the cost of our silicon wafers. While we cannot predict the future direction of our gross margin because many of the factors influencing it are outside of our control, we are working to increase our gross margin through a combination of product-cost reductions and the development of new products and technologies aimed at increasing the value of our ICs to customers.

Total operating expenses in the first quarters of 2011 and 2010 were $24.7 million and $21.0 million, respectively. The increase in operating expenses in 2011 compared with 2010 was driven primarily by; increased payroll and related expenses and higher stock-based compensation expenses, due to increased headcount, including research and development headcount increases resulting from an acquisition we completed in 2010; and increases in sales and marketing expenses as we expand our Asia sales staff. General and administrative expenses increased as a result of increased legal fees related to patent litigation.

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

We make sales to distributors and retail partners and recognize revenue based on a sell-through method. Sales to distributors are made under terms allowing certain price protection and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their end customers. We determine the amount to defer based on the level of actual inventory on hand at our distributors as well as inventory in transit to our distributors. Fluctuations in deferred income on sales to distributors coincide with an increase or decrease in revenue shipments to our distributors; in addition, deferred income levels are also impacted by the speed at which our distributors sell our products to their end customers. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of March 31, 2011 and December 31, 2010 was approximately $23.1 million and $24.7 million, respectively. The total deferred cost as of March 31, 2011 and December 31, 2010 was approximately $12.2 million and $12.5 million, respectively.

Stock-based compensation

We apply the provisions of ASC 718-10, Share-Based Payment. Under the provisions of ASC 718-10, we recognize the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. We use estimates of volatility, expected term, risk-free interest rate, dividend yield and forfeitures in determining the fair value of these awards and the amount of compensation cost to recognize. Changes in these estimates could result in changes to our compensation charges.

Estimating distributor pricing credits

Historically, between one-half and two-thirds of our total sales have been made through distributors. Frequently, distributors need a cost lower than our standard sales price in order to win business. After the distributor ships product to its customer, the distributor submits a “ship and debit” claim to us in order to adjust its cost from the standard price to the approved lower price. After verification by us, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the pre-approved lower price. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our current and/or future net revenues. To establish the adequacy of our reserves, we analyze historical ship and debit amounts and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

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

As of March 31, 2011, we continued to maintain a valuation allowance on a portion of our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to certain of our deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

In the first quarter of 2011, the IRS informed us that it intends to propose adjustments to our taxable income for fiscal years 2003 thru 2006 related to our intercompany research and development cost-sharing arrangement and related issues. We believe the IRS’s position with respect to the proposed adjustment is inconsistent with applicable tax law, and that we have a meritorious defense to our position. Accordingly, we intend to continue to challenge the IRS’s position on this matter vigorously. While we believe the IRS’s asserted position on this matter is not supported by applicable law, we have provided reserves for our position in this matter, and we may be required to make payments to the IRS pending resolution of this matter. If this matter is litigated and the IRS is able to successfully sustain its position, our results of operations and financial condition could be materially and adversely affected. Resolution of this matter is not anticipated within the next year.

Goodwill and intangible assets

In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. We evaluated goodwill for impairment in the fourth quarter 2010, and concluded that no impairment existed as of December 31, 2010. Additionally, no impairment indicators have been identified during the three months ended March 31, 2011.

ASC 350-10 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets, such as acquired intangibles and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2011	2010
Net revenues	100.0%	100.0%
Cost of revenues	52.6	49.8

Gross profit.	47.4	50.2
Operating expenses:
Research and development	13.1	11.3
Sales and marketing	10.7	9.7
General and administrative	8.4	8.4

Total operating expenses	32.2	29.4

Income from operations	15.2	20.8
Other income, net	0.6	0.7

Income before provision for income taxes	15.8	21.5
Provision for income taxes	3.0	4.3

Net income	12.8%	17.2%

Comparison of the Three Months Ended March 31, 2011 and 2010

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2011 were $76.8 million compared to $71.5 million for the three months ended March 31, 2010, an increase of $5.3 million, or 7%. The increase in revenues reflects a combination of higher overall demand for electronic devices incorporating our products and greater penetration of our products in the AC-DC power supply market. The growth in revenues was broad-based, with higher sales into a broad range of applications within three of our major end markets (communications, consumer and industrial); sales into the computer end market decreased slightly compared with the first quarter of 2010.

Our net revenue mix by product family for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 was as follows:

	Three Months Ended March 31,
Product Family	2011	2010
LinkSwitch	40%	36%
TinySwitch	35%	39%
TOPSwitch	23%	24%
Other	2%	1%

Approximate revenue mix by end markets served for the three months ended March 31, 2011 compared with the three months ended March 31, 2010, was as follows:

	Three Months Ended March 31,
End Market	2011	2010
Consumer	37%	36%
Communication	32%	32%
Computer	11%	12%
Industrial	20%	20%

International sales, defined as sales outside of the Americas based on “ship to” customer locations, were $73.5 million in the first quarter of 2011 compared with $67.6 million for the same period in 2010, an increase of approximately $5.9 million. International sales represented 96% and 95% of net revenues in the three months ended March 31, 2011 and 2010, respectively. Although the power supplies incorporating our products are designed in and distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 84% of our net revenues for both the three months ended March 31, 2011 and 2010.

Sales through distributors accounted for 68% of net sales for the first quarter of 2011 and 32% of net sales were to OEMs and power supply manufactures; the corresponding figures for the first quarter of 2010 were 66% and 34%, respectively. Two customers, both distributors of our products, accounted for 19% and 12% of net revenues in the three months ended March 31, 2011. The same two distributors accounted for 13% and 11% of net revenues in the three months ended March 31, 2010. No other customers accounted for 10% or more of our revenues in the periods mentioned.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Net revenues	$76.8	$71.5
Gross profit	$36.4	$35.9
Gross margin	47.4%	50.2%

The decrease in our gross margin in the first quarter of 2011 compared to the same period in 2010 was driven primarily by product mix; also contributing to the decrease in our gross margin was the weakening of the U.S. dollar compared with the Japanese yen, which increases the cost of our silicon wafers.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Net revenues	$76.8	$71.5
R&D expenses	$10.0	$8.1
R&D expenses as a % of net revenue	13.1%	11.3%

R&D expenses increased in the first quarter of 2011 compared to the first quarter of 2010, driven primarily by increased payroll and related expenses, including stock-based compensation expenses, resulting from increased headcount, which in turn was due primarily to our acquisition completed in the third quarter of 2010 (See Note 14 of Notes to Condensed Consolidated Financial Statements, Acquisitions, for details), and increased engineering materials expense related to new product development.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Net revenues	$76.8	$71.5
Sales and marketing expenses	$8.2	$6.9
Sales and marketing expenses as a % of net revenue	10.7%	9.7%

The increase in sales and marketing expenses in the first quarter of 2011 compared to the first quarter of 2010 was driven primarily by increased payroll and related expenses, including stock-based compensation expenses as a result of increased headcount to expand our international sales staff.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Net revenues	$76.8	$71.5
G&A expenses	$6.5	$6.0
G&A expenses as a % of net revenue	8.4%	8.4%

G&A expenses remained flat as a percentage of revenue, and increased in absolute dollars primarily as a result of increased legal expenses related to patent litigation.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents and short and long-term investments. The table below compares other income, net for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Net revenues	$76.8	$71.5
Other income, net	$0.4	$0.5
Other income, net as a % of net revenue	0.6%	0.7%

The reduction in other income, net, for the first quarter of 2011 was driven by a decrease in interest income reflecting a decrease in interest rates earned on cash and investment balances.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income tax expenses for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Income before provision for income taxes	$12.1	$15.4
Provision for income taxes	$2.3	$3.1
Effective tax rate	18.7%	19.9%

The difference between the expected statutory rate of 35% and our effective tax rate for the first quarter of 2011 was primarily due to the beneficial impact of the geographic distribution of our world-wide earnings and the beneficial impact of a research and experimentation tax credit. The difference between the expected statutory rate of 35% and our effective tax rate for the first quarter of 2010 was primarily due to the beneficial impact of the geographic distribution of our world-wide earnings partially offset by a valuation allowance on our California deferred tax asset.

Outlook for our Second Quarter of 2011

In conjunction with the release of our quarter ended March 31, 2011, results on May 2, 2011, we issued the following outlook for the second quarter of 2011:

•	Quarterly revenues are expected to be between $76 million and $82 million;

•	Gross margin is expected to be between 47 and 48 percent; and

•	Operating expenses are expected to be approximately $25.5 million.

Liquidity and Capital Resources

As of March 31, 2011, we had $206.6 million in cash, cash equivalents and short-term and long-term investments a decrease of approximately $8.2 million from $214.8 million as of December 31, 2010. As of March 31, 2011, we had working capital, defined as current assets less current liabilities, of $222.5 million, an increase of approximately $10.4 million from $212.1 million as of December 31, 2010.

In February 2011, we entered into an unsecured credit agreement with a bank (the “Credit Agreement”). Pursuant to the Credit Agreement, we can request, from time to time until February 2013, advances in an amount not to exceed an aggregate principal amount of $50.0 million, the proceeds of which can be used for working capital requirements and other general corporate purposes. The agreement also covers advances for commercial letters of credit. We currently have an outstanding letter of credit for a capital purchase deposit; as of March 31, 2011, this letter of credit totaled approximately $0.5 million. The terms of the credit agreement require us to remain in compliance with certain modified quick ratio and tangible net worth financial and other covenants, which we are in compliance with.

Our operating activities generated cash of $5.7 million in the three months ended March 31, 2011, driven primarily by i) net income of $9.9 million, which included the impact of non-cash depreciation, amortization and stock-based compensation expenses totaling $3.7 million, $0.2 million and $2.5 million, respectively, ii) an increase in prepaid expenses and other assets of $1.4 million, due primarily to the amortization of prepaid legal expenses in the first quarter of 2011. These sources of cash were partially offset by; i) an increase in accounts receivable of $7.6 million, related to increased customer shipments in the first quarter of 2011 compared to the fourth quarter of 2010, ii) a decrease in accounts payable of $2.9 million related to the timing of invoice payment processing, and iii) a decrease in deferred income on sales to distributors of $1.3 million, due primarily to a decrease in our distributor inventory levels compared to the prior quarter, reducing the related deferred revenue.

Our operating activities generated cash of $16.8 million in the three months ended March 31, 2010, driven primarily by i) net income of $12.3 million, which included the impact of non-cash depreciation, amortization and stock-based compensation expenses totaling $2.8 million, $0.2 million and $2.0 million, respectively, ii) an increase in accounts payable of $6.3 million related to increased production demand and iii) increased deferred income on sales to distributors of $2.9 million related to increased shipments in the first quarter of 2010 compared to the prior quarter. These sources of cash were partially offset by i) an increase in accounts receivable of $5.8 million, related to increased customer shipments and ii) increased inventory of $5.2 million to accommodate the increase in demand.

Our investing activities in the three months ended March 31, 2011 resulted in a $29.9 million use of cash, consisting of; (i) $10.2 million of net purchases of held-to-maturity investments, (ii) $7.2 million for purchases of property and equipment, (iii) $6.9 million paid in relation to the acquisition of QSpeed (see Note 14 of Notes to Condensed Consolidated Financial Statements related to our acquisitions), and (iv) $5.5 million net, in connection with our lease line of credit to SemiSouth Laboratories (see Note 17 of Notes to Condensed Consolidated Financial Statements related to our lease line to SemiSouth). Our investing activities in the three months ended March 31, 2010 resulted in a $29.5 million use of cash, consisting of $24.4 million of net purchases of held-to-maturity investments, $3.4 million for purchases of property and equipment, and $1.8 million as an advance to purchase the assets of an early-stage research and development company which we eventually acquired (see Note 14 of Notes to Condensed Consolidated Financial Statements related to our acquisition of an early-stage research and development company).

In the three months ended March 31, 2011, we received $6.2 million, net, from financing activities. We received $7.3 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. These receipts were partially offset by $1.4 million for the payment of dividends to stockholders.

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

We paid dividends on a quarterly basis in 2010, which resulted in approximately a $1.4 million use of cash each quarter. In October 2010, our board of directors declared an additional four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The first quarterly dividend payment of approximately $1.4 million was made on March 31, 2011, to stockholders of record as of February 28, 2011. We expect that each of the remaining quarterly dividends will result in a similar use of cash. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

In May, 2009, we announced that our board of directors had authorized the use of up to $25 million for the repurchase of shares of our common stock. From May 14, 2009 to December 31, 2009, we purchased 0.5 million shares of our common stock for approximately $11.0 million, and in the first two quarters of 2010 we purchased 0.4 million shares of our common stock for approximately $14.0 million (including fees), concluding this repurchase program.

In February 2011, our board of directors authorized the use of an additional $50 million for the repurchase of our common stock. Repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors; the guidelines do not provide for repurchases at current stock price levels. There is no expiration date for this stock repurchase program.

As of March 31, 2011 we have a contractual obligation related to income tax, which is comprised primarily of unrecognized tax benefits of approximately $30.7 million. The tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

In the first quarter of 2011, the IRS informed us that it intends to propose adjustments to our taxable income for fiscal years 2003 thru 2006 related to our intercompany research and development cost-sharing arrangement and related issues. We believe the IRS’s position with respect to the proposed adjustment is inconsistent with applicable tax law, and that we have a meritorious defense to our position. Accordingly, we intend to continue to challenge the IRS’s position on this matter vigorously. While we believe the IRS’s asserted position on this matter is not supported by applicable law, we may be required to make additional payments to the IRS pending resolution of this matter. If this matter is litigated and the IRS is able to successfully sustain its position, our results of operations and financial condition could be materially and adversely affected. Resolution of this matter is not anticipated within the next year.

In February 2011, we entered into an agreement to provide a lease line for the financing of capital equipment, in connection with our investment in SemiSouth Laboratories. Under the term of the agreement, SemiSouth Laboratories can borrow up to $15.5 million through January 2013. As of March 31, 2011, $5.7 million had been funded under this arrangement, less payments withheld (see Note 17 of Notes to Condensed Consolidated Financial Statements for further details on our lease line to SemiSouth).

There were no material changes outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

If our operating results deteriorate during the remainder of 2011, either as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our current financing or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

On January 1, 2011, we adopted the following accounting pronouncements:

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU in the first quarter of 2011 did not have a material impact on our condensed consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU in the first quarter of 2011 did not have a material impact on our condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 were effective for the Company’s 2010 interim and annual reporting periods. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements were effective for the Company’s 2011 interim and annual reporting periods. The adoption of these provisions did not have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2010 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than one year from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than one year from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At March 31, 2011 and December 31, 2010, we held primarily cash equivalents and short-term and long-term investments with fixed interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note12, Legal Proceedings, in Notes to Condensed Consolidated Financial Statements included earlier in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, except for those risk factors below designated by an asterisk (*).

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 67% and 62% of our net revenues for the quarter ended March 31, 2011 and the year ended December 31, 2010, respectively. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

* We are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of tax related positions, and if we are not successful in defending our positions we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2002 and 2003, the IRS proposed a material adjustment related to our research and development cost-sharing arrangement. We are disputing the proposed adjustment, but at the request of the IRS, we agreed to rollover the disputed proposed adjustment into the audit of our United States Federal income tax returns for fiscal years 2004 through 2006. In the quarter ended March 31, 2011, we received Notices of Proposed Adjustments from the IRS showing proposed changes to our taxable income for fiscal years 2003 through 2006, primarily related to our intercompany research and development cost-sharing arrangement. The fiscal years 2007 through 2009 are also under audit by the IRS. While the IRS has not completed its audit for these years, we anticipate that it will again propose an adjustment related to our intercompany research and development cost-sharing arrangement.

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

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use certain technologies. We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 12, Legal Proceedings, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I. For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued for patent infringement in China, where the outcome of litigation can be more uncertain than in the United States. Should we ultimately be determined to be infringing on another party’s patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed. We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 96% and 95% of our net revenues for the quarter ended March 31, 2011 and the year ended December 31, 2010, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

In the event of an earthquake, terrorist act or other disaster, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities are situated near San Francisco, California, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes, such as Japan. Many of our suppliers are also susceptible to other disasters such as tropical storms, typhoons or tsunamis. In the event of a disaster, such as the recent earthquake and tsunami in Japan, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any interruption in our ability or that of our major suppliers to continue operations could delay the development and shipment of our products and have a substantial negative impact on our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2011, our board of directors authorized the use of an additional $50 million for the repurchase of our common stock. Repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors; the guidelines do not provide for repurchases at current stock price levels. This program commenced in February 2011, and has no expiration date.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated: May 5, 2011	By:	/S/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

10.1	Amendment No. 2 to Wafer Supply Agreement, as amended, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011 (As filed with the SEC as Exhibit 10.47 to our Annual Report on Form 10-K on February 25, 2011, SEC File No. 000-23441).

10.2	2011 Executive Compensation Arrangements (Described under Item 5.02 of our Current Report on Form 8-K, as filed with the SEC on January 31, 2011, SEC File No. 000-23441.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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