Form 10-K/A
period 2010-12-31
POWER INTEGRATIONS INC
filed 2011-06-15
CIK 833640

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

EXPLANATORY NOTE

This Amendment (this “Amendment”) to the Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on February 25, 2011 (the “Form 10-K”) of Power Integrations, Inc. is being filed solely for the purpose of inserting the conformed signatures of Deloitte & Touche LLP in Items 9A and 15. This filing makes no other changes to the financial statements originally filed in the Form 10-K.

In addition, we are also including Exhibits 31.1, 31.2, 32.1 and 32.2 required by the filing of this amendment.

PART II

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

Management conducted an assessment of Power Integrations’ internal control over financial reporting as of December 31, 2010 based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control—Integrated Framework . Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

San Jose, CA

February 24, 2011

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

POWER INTEGRATIONS, INC.

Dated: June 15, 2011	By:	/S/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer

POWER INTEGRATIONS, INC.

INDEX TO EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended

December 31, 2010

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock filed as Exhibit A to the Form of Rights Agreement between us and BankBoston N.A., dated February 24, 1999. (As filed with the SEC as Exhibit 1 to our Current Report on Form 8-K on March 12, 1999, SEC File No. 000-23441.)

3.4	Certificate of Amendment to Certificate of Incorporation (As filed with the SEC as the like described exhibit to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.5	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.5.

10.1	Form of Indemnity Agreement for directors and officers. (As filed with the SEC as Exhibit 10.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.2	1997 Stock Option Plan (as amended through January 25, 2005) (as filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 6, 2005, SEC File No. 000-23441).*

10.3	1997 Outside Directors Stock Option Plan (as filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441) and forms of agreements thereunder (as filed with the SEC as Exhibit 10.4 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.4	1997 Employee Stock Purchase Plan (as filed with the SEC as Exhibit 10.5 to our Annual Report on Form 10-K on March 2, 2009). The forms of agreements thereunder (as filed with the SEC as Exhibit 10.5 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.5	1998 Nonstatutory Stock Option Plan. (As filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

10.6	Executive Officer Benefits Agreement between us and Derek Bell, dated April 25, 2002. (As filed with the SEC as Exhibit 10.15 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.7	Executive Officer Benefits Agreement between us and Bruce Renouard, dated April 25, 2002. (As filed with the SEC as Exhibit 10.17 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.8	Executive Officer Benefits Agreement between us and John Tomlin, dated April 25, 2002. (As filed with the SEC as Exhibit 10.19 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION

10.9	Executive Officer Benefits Agreement between us and Clifford J. Walker, dated April 25, 2002. (As filed with the SEC as Exhibit 10.20 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.10	Loan Agreement between us and Union Bank of California, N.A., dated as of October 16, 1998. (As filed with the SEC as Exhibit 10.23 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

10.11	First Amendment to Loan Agreement dated October 16, 1998 between us and Union Bank of California, N.A., dated August 1, 2000. (As filed with the SEC as Exhibit 10.29 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.12	Wafer Supply Agreement among us and Matsushita Electronics Corporation and Matsushita Electric Industry Co., Ltd., dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.27 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.13	Technology License Agreement between us and Matsushita Electronics Corporation, dated as of June 29, 2000. (As filed with the SEC as Exhibit 10.28 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.14	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003. (As filed with the SEC as Exhibit 10.31 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.15	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & CoKG, dated as of May 23, 2003. (As filed with the SEC as Exhibit 10.32 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.16	Wafer Supply Agreement between us and Matsushita Electric Industrial Co., Ltd., effective as of June 29, 2005. (As filed with the SEC as Exhibit 10.21 to our Current Report on Form 8-K on July 26, 2005, SEC File No. 000-23441.)†

10.17	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004. (As filed with the SEC as Exhibit 10.22 to our Current Report on Form 8-K on April 18, 2006, SEC File No. 000-23441.)†

10.18	2009 Executive Officer Cash Compensation Arrangements and 2009 Bonus Plan (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on March 13, 2009, SEC File No. 000-23441.)*

10.19	Form of Director Option Grant Agreement. (As filed with the SEC as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 6, 2009, SEC File No. 000-23441.)*

10.20	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell. (As filed with the SEC as Exhibit 10.35 to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.21	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite. (As filed with the SEC as Exhibit 10.36 to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.22	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 6, 2009, SEC File No. 000-23441.)†

10.23	2007 Equity Incentive Plan, and amendment and restatement of the 1997 Stock Option Plan (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION

10.24	Forms of Option Agreements under the 1997 Stock Option Plan with Executive Officers in connection with the Chief Executive Officer Benefits Agreement and the Executive Officer Benefits Agreements. (As filed with the SEC as Exhibit 10.40 to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.25	Forms of Option Agreements under the 1997 Stock Option Plan. (As filed with the SEC as Exhibit 10.41 to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.26	Letter agreement, dated as of August 31, 2007, between Power Integrations, Inc. and Derek Bell. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.27	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Balu Balakrishnan. (As filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.28	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Bruce Renouard. (As filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.29	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Cliff Walker. (As filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.30	Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Doug Bailey. (As filed with the SEC as Exhibit 10.8 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.31	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Derek Bell. (As filed with the SEC as Exhibit 10.9 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.32	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 8, 2008, SEC File No. 000-23441.)

10.33	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 8, 2008, SEC File No. 000-23441.)

10.34	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

10.35	Forms of Option Agreements under the 2007 Equity Incentive Plan (As filed with the SEC as Exhibit 99.(d)(4) to our Schedule TO filed on December 3, 2008, SEC File No. 000-23441.)*

10.36	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)†

EXHIBIT NUMBER	DESCRIPTION

10.37	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)†

10.38	Forms of Stock Option Agreements to be used in Director Equity Compensation Program. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)

10.39	Amendment to Immediately Exercisable Non-Qualified Stock Option Agreement between Power Integrations, Inc. and Balu Balakrishnan, dated February 2, 2009 (as filed with the SEC as Exhibit 10.59 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.).*

10.40	Director Equity Compensation Program, as revised January 27, 2009 (as filed with the SEC as Exhibit 10.60 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.).*

10.41	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., dated November 14, 2008 (as filed with the SEC as Exhibit 10.61 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.).

10.42	Amendment No. 1 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of January 27, 2009 (as filed with the SEC as Exhibit 10.62 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.).*

10.43	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and R. Scott Brown. (As filed with the SEC as Exhibit 10.37 to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.44	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A (as filed with the SEC as Exhibit 10.63 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.).*

10.45	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, dated December 23, 2009†. (As filed with the SEC as Exhibit 10.65 to our Annual Report on Form 10-K on February 26, 2010, SEC File No. 000-23441.)

10.46	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005†. (As filed with the SEC as Exhibit 10.66 to our Annual Report on Form 10-K on February 26, 2010, SEC File No. 000-23441.)

10.47	Amendment No. 2 to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011†

10.48	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 6, 2010, SEC File No. 000-23441.).*

10.49	Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010 (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 6, 2010, SEC File No. 000-23441.)*

10.50	2010 Executive Compensation Arrangements (Described under Item 5.02 of our Current Reports on Form 8-K, as filed with the SEC on February 5, 2010 and April 16, 2010, SEC File No. 000-23441.)*

EXHIBIT NUMBER	DESCRIPTION

10.51	Severance Agreement, dated May 21, 2010, between Power Integrations, Inc. and Bill Roeschlein (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.52	Offer Letter, dated June 23, 2010, between Power Integrations, Inc. and Sandeep Nayyar (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.53	Executive Officer Benefits Agreement, dated July 22, 2010, between Power Integrations, Inc. and Sandeep Nayyar (As filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.54	Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on May 6, 2010, SEC File No. 000-23441.)*

10.55	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers (As filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.56	Outside Director Cash Compensation Arrangements (As filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 3, 2010, SEC File No. 000-23441.).*

10.57	Amendment to Executive Officer Benefits Agreement between Power Integrations, Inc. and Sandeep Nayyar, dated October 29, 2010.*

10.58	Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and John Tomlin. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

14.1	Code of Business Conduct and Ethics (As filed with the SEC as the like described exhibit to our Current Report on Form 8-K on February 4, 2008, SEC File No. 000-23441.)

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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