Form 10-Q
period 2011-06-30
POWER INTEGRATIONS INC
filed 2011-08-08
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission File Number 0-23441
 ____________________________________________________________________________
POWER INTEGRATIONS, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________________________________________

DELAWARE	94-3065014
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
5245 Hellyer Avenue, San Jose, California, 95138
(Address of principal executive offices) (Zip code)
(408) 414-9200
(Registrant’s telephone number, including area code)
 ____________________________________________________________________________
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 22, 2011
Common Stock, $.001 par value	29,067,907

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,494	$155,667
Short-term investments	33,091	27,355
Accounts receivable, net of allowances of $312 and $275 in 2011 and 2010, respectively	8,070	5,713
Inventories	54,069	62,077
Deferred tax assets	1,437	1,435
Prepaid expenses and other current assets	9,572	9,263
Total current assets	276,733	261,510
LONG-TERM INVESTMENTS	30,043	31,760
PROPERTY AND EQUIPMENT, net	85,449	84,470
INTANGIBLE ASSETS, net	9,309	9,795
GOODWILL	14,826	14,826
DEFERRED TAX ASSETS	12,593	13,421
OTHER ASSETS	25,355	17,288
Total assets	$454,308	$433,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,173	$20,291
Accrued payroll and related expenses	6,246	7,395
Taxes payable	354	—
Deferred income on sales to distributors	11,199	12,221
Other accrued liabilities	2,367	9,548
Total current liabilities	34,339	49,455
LONG-TERM INCOME TAXES PAYABLE	32,040	29,580
Total liabilities	66,379	79,035
COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 12)
STOCKHOLDERS’ EQUITY:
Common stock	29	28
Additional paid-in capital	191,549	175,295
Accumulated other comprehensive income	158	85
Retained earnings	196,193	178,627
Total stockholders’ equity	387,929	354,035
Total liabilities and stockholders’ equity	$454,308	$433,070
The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NET REVENUES	$80,184	$79,858	$156,946	$151,365
COST OF REVENUES	42,558	38,369	82,897	73,954
GROSS PROFIT	37,626	41,489	74,049	77,411

OPERATING EXPENSES:
Research and development	10,195	8,674	20,218	16,785
Sales and marketing	8,104	7,527	16,352	14,447
General and administrative	6,141	6,465	12,616	12,478
Total operating expenses	24,440	22,666	49,186	43,710
INCOME FROM OPERATIONS	13,186	18,823	24,863	33,701
OTHER INCOME
Other income, net	461	471	903	965
Total other income	461	471	903	965
INCOME BEFORE PROVISION FOR INCOME TAXES	13,647	19,294	25,766	34,666
PROVISION FOR INCOME TAXES	3,048	3,707	5,313	6,765
NET INCOME	$10,599	$15,587	$20,453	$27,901

EARNINGS PER SHARE:
Basic	$0.37	$0.56	$0.71	$1.01
Diluted	$0.35	$0.53	$0.68	$0.95

SHARES USED IN PER SHARE CALCULATION:
Basic	28,938	27,844	28,784	27,658
Diluted	30,346	29,535	30,271	29,460
The accompanying notes are an integral part of these condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,453	$27,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,472	5,800
Amortization of intangibles	486	334
Gain on sale of property and equipment	(41)	(349)
Stock-based compensation expense	4,948	4,543
Amortization of premium on held to maturity investments	859	858
Deferred income taxes	826	710
Increase (decrease) in accounts receivable allowances	37	(18)
Excess tax benefit from stock options exercised	(697)	(891)
Tax benefit associated with employee stock plans	1,538	2,040
Change in operating assets and liabilities:
Accounts receivable	(2,392)	3,492
Inventories	7,915	(9,460)
Prepaid expenses and other assets	3,048	3,562
Accounts payable	(4,260)	4,453
Taxes payable and accrued liabilities	1,468	3,006
Deferred income on sales to distributors	(1,021)	5,885
Net cash provided by operating activities	40,639	51,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,519)	(13,513)
Proceeds from sale of property and equipment	2,249	1,415
Other assets	(808)	—
Acquisition (Note 14)	(6,914)	—
Increase in financing lease receivables	(7,821)	—
Collections of financing lease receivable	205	—
Note to third party	(3,000)	(4,750)
Purchases of held-to-maturity investments	(11,508)	(27,224)
Proceeds from maturities of held-to-maturity investments	6,630	18,150
Net cash used in investing activities	(33,486)	(25,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	14,246	15,463
Repurchase of common stock	(4,384)	(13,960)
Retirement of shares for income tax withholding	—	(769)
Payments of dividends to stockholders	(2,885)	(2,768)
Excess tax benefit from stock options exercised	697	891
Net cash provided by (used in) financing activities	7,674	(1,143)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,827	24,801
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	155,667	134,974
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170,494	$159,775

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$3,510	$1,711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1
Cash paid for income taxes, net of refunds	$310	$614

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in its Form 10-K/A filed on June 15, 2011 with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

No significant changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K/A, filed on June 15, 2011, for the year ended December 31, 2010. The accounting policy information below is to aid in the understanding of the financial information disclosed.

Cash and Cash Equivalents

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Short-Term and Long-Term Investments

Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of June 30, 2011 and December 31, 2010, the Company's short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Amortized cost and estimated fair market value of investments classified as held-to-maturity at June 30, 2011, are as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
U.S. municipal securities	$1,000	$—	$—	$1,000
U.S. government securities	5,026	8	—	5,034
Corporate securities	1,426	—	—	1,426
Total	$7,452	$8	$—	$7,460

Investments due in 4-12 months:
Corporate securities	$25,639	$250	—	$25,889
Total	$25,639	$250	—	$25,889
Investments due in more than 12 months:
Corporate securities	$30,043	$428	$—	$30,471
Total	$30,043	$428	$—	$30,471

Total investment securities	$63,134	$686	$—	$63,820

Amortized cost and estimated fair market value of investments classified as held-to-maturity at December 31, 2010 are as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
Commercial paper	$7,135	—	—	$7,135
Corporate securities	1,508	—	(1)	1,507
Total	$8,643	—	$(1)	$8,642

Investments due in 4-12 months:
Corporate securities	$21,255	$84	—	$21,339
U.S. government securities	5,095	20	—	5,115
U.S. municipal securities	1,005	3	—	1,008
Total	$27,355	$107	—	$27,462

Investments due in more than 12 months:
Corporate securities	$31,760	$648	—	$32,408
Total	$31,760	$648	—	$32,408

Total investment securities	$67,758	$755	$(1)	$68,512
Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from the Company's facility in California are “delivered at frontier” (“DAF”). As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from the Company's facility outside of the United States are “EX Works” (EXW), meaning that title to the product transfers to the customer upon shipment from the Company's foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are “free on board” (“FOB”) point of origin meaning that title is passed to the customer upon shipment. Revenue is recognized upon title transfer for sales to OEMs and merchant power supply manufacturers, assuming all other criteria for revenue recognition are met as described below.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company makes sales to distributors and retail partners and recognizes revenue based on a sell-through method. Sales to distributors are made under terms allowing certain price protection and rights of return on the Company's products held by the distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The Company determines the amounts to defer based on the level of actual inventory on hand at the distributors as well as inventory in transit to the distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of June 30, 2011 and December 31, 2010 was approximately $23.9 million and $24.7 million, respectively. The total deferred cost as of June 30, 2011 and December 31, 2010 was approximately $12.7 million and $12.5 million, respectively.

Common Stock Repurchases and Common Stock Dividend

In May 2009, the Company's board of directors authorized the use of $25.0 million to repurchase the Company's common stock. From May 2009 to December 31, 2009 the Company purchased 0.5 million shares for approximately $11.0 million, and in the first two quarters of 2010 the Company purchased 0.4 million shares for approximately $14.0 million, concluding this repurchase program.

In February 2011, the board of directors authorized the use of an additional $50.0 million for the repurchase of the Company's common stock. Repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors. In the three months ended June 30, 2011, the Company repurchased 0.1 million shares for a total cost of $4.4 million, leaving $45.6 million remaining for future repurchases. There is currently no expiration date for this stock repurchase program.

In January 2010, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2010. The quarterly dividend payments were made on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, to stockholders of record as of February 26, 2010, May 28, 2010, August 31, 2010 and November 30, 2010, respectively, each in the aggregate amount of approximately $1.4 million.

In October 2010, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The first quarterly dividend payment of approximately $1.4 million was made on March 31, 2011, to stockholders of record as of February 28, 2011. The second quarterly dividend payment of $1.4 million was made on June 30, 2011 to stockholders of record as of May 31, 2011. The Company expects that the remaining quarterly dividends will result in a similar use of cash. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company's stockholders.

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
Comprehensive Income

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$10,599	$15,587	$20,453	$27,901
Other comprehensive income:
Translation adjustments	23	(5)	72	(55)
Total comprehensive income	$10,622	$15,582	$20,525	$27,846

Components of the Company's Condensed Consolidated Balance Sheet
Accounts Receivable (in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable trade	$33,255	$30,656
Accrued ship and debit and rebate claims	(24,874)	(24,839)
Allowance for doubtful accounts	(312)	(275)
Other	1	171
Total	$8,070	$5,713
Prepaid Expenses and Other Current Assets (in thousands):

	June 30, 2011	December 31, 2010
Prepaid legal fees	$2,000	$4,000
Prepaid inventory (Note 16)	—	917
Note receivable (Note 4)	3,000	—
Prepaid income tax	1,289	1,117
Prepaid maintenance agreements	501	554
Interest receivable	690	737
Other	2,092	1,938
Total	$9,572	$9,263

Other Assets (in thousands):

	June 30, 2011	December 31, 2010
Prepaid royalty (Note 15)	$10,000	$10,000
Investment in third party (Note 15)	7,000	7,000
Financing lease receivables and deposits (Note 17)	7,191	—
Other	1,164	288
Total	$25,355	$17,288
Other Accrued Liabilities (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2011	December 31, 2010
Accrued payment for acquisition (Note 14)	$40	$6,955
Accrued professional fees	1,085	1,013
Accrued expense for engineering wafers	488	502
Advances from customers	410	713
Other	344	365
Total	$2,367	$9,548

3. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans
As of June 30, 2011, the Company had five stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan").  The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards (”RSUs”), stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants.  As of June 30, 2011, the maximum remaining number of shares that may be issued under the 2007 Plan was 6,855,024 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan.  Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant.  Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (that was adopted by the board of directors on January 27, 2009) to nonemployee directors have been made primarily under the 2007 Plan. The Directors Equity Compensation Program provides in certain circumstances (depending on the status of the particular director's holdings of Company stock options) for the automatic grant of nonstatutory stock options to nonemployee directors of the Company on the first trading day of July in each year over their period of service on the board of directors. Further, each future nonemployee director of the Company would be granted under the 2007 Plan: (a) on the first trading day of the month following commencement of service, an option to purchase the number of shares of common stock equal to: the fraction of a year between the date of the director's appointment to the board of directors and the next July 1, multiplied by 8,000, which option shall vest on the next July 1st; and (b) on the first trading day of July following commencement of service, an option to purchase 24,000 shares vesting monthly over the three year period commencing on the grant date. The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.

On July 28, 2009, the 2007 Plan was amended generally to prohibit outstanding options or stock appreciation rights from being cancelled in exchange for cash without stockholder approval.
1997 Stock Option Plan

In June 1997, the board of directors adopted the 1997 Stock Option Plan (the "1997 Plan"), whereby the board of directors could grant incentive stock options and nonstatutory stock options to purchase the Company's common stock to key employees, directors and consultants. The exercise price of incentive stock options could not be less than 100% of the fair market value of the Company's common stock on the date of grant. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company's common stock on the date of grant. Effective November 2007, the board of directors determined that no further options would be granted under the 1997 Plan, and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options under the 1997 Plan were transferred to the 2007 Equity Incentive Plan. All outstanding options would continue to be governed and remain outstanding in accordance with their existing terms.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1997 Outside Directors Stock Option Plan

In September 1997, the board of directors adopted the 1997 Outside Directors Stock Option Plan (the ''Directors Plan''). A total of 800,000 shares of common stock have been reserved for issuance under the Directors Plan. The exercise price per share of all options granted under the Directors Plan is equal to the fair market value of a share of common stock on the date of grant. Options granted under the Directors Plan have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee's cessation of service. The Directors Plan provides that each future nonemployee director of the Company will be granted an option to purchase 30,000 shares on which such individual first becomes a nonemployee director of the Company (the ''Initial Grant''). Thereafter, each nonemployee director who has served on the board of directors continuously for 12 months will be granted an additional option to purchase 10,000 shares of common stock (an ''Annual Grant''). Approximately 1/3rd of Initial Grants became exercisable one year after the date of grant and 1/36th of the Initial Grant will become exercisable monthly thereafter. Each Annual Grant will become exercisable in twelve equal monthly installments beginning in the 25th month after the date of grant, subject to the optionee's continuous service. In the event of certain changes in control of the Company, all options outstanding under the Directors Plan will become immediately vested and exercisable in full. The board of directors suspended grants under the Directors Plan, and nonemployee directors have received, and will receive, initial and annual grants primarily under the Power Integrations 2007 Equity Incentive Plan (described above) pursuant to the “Directors Equity Compensation Program” (see description above). The suspension of grants under the Directors Plan is indefinite, and will last until the board of directors or compensation committee determines that grants under the Directors Plan will no longer be suspended.

On July 28, 2009, the Directors Plan was amended generally to prohibit outstanding options from being amended 1) to reduce the exercise price of such outstanding options or 2) canceled in exchanged for cash, other awards or options with a lower exercise price without stockholder approval.

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”); whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company's stockholders. The 1998 Plan has not been approved by the Company's stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company's common stock on the date of grant. As of June 30, 2011, the maximum number of shares that may be issued under the 1998 Plan was 1.0 million and as of that date no shares are available for future issuance. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

On July 28, 2009, the 1998 Plan was amended generally to prohibit outstanding options from being amended 1) to reduce the exercise price of such outstanding options or 2) canceled in exchanged for cash, other awards or options with a lower exercise price without stockholder approval.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock is reserved for issuance to employees under the Purchase Plan. As of June 30, 2011, 2,287,552 shares had been purchased and 712,448 shares were reserved for future issuance under the Purchase Plan.

Stock-Based Compensation

The Company applies the provisions of ASC 718-10. Under the provisions of ASC 718-10, the Company recognizes the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. The Company uses estimates of volatility, expected term, risk-free interest

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate, dividend yield and forfeitures in determining the fair value of these awards and the amount of compensation expense to recognize. The Company uses the straight-line method to amortize all stock awards granted over the requisite service period of the award.

Determining Fair Value of Stock Options

The Company uses the Black-Scholes valuation model for valuing stock option grants using the following assumptions and estimates:

Expected Volatility. The Company calculates expected volatility as an average of implied volatility and historical volatility.

Expected Term. The Company utilizes a model which uses historical exercise, cancellation and outstanding option data to calculate the expected term of stock option grants.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on a U.S. Treasury note with a term approximately equal to the expected term of the underlying grants.

Dividend Yield.  The dividend yield was calculated by dividing the annual dividend by the average closing price of the Company's common stock on a quarterly basis.

Estimated Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures, and records share-based compensation expense only for those awards that are expected to vest.

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2011 and June 30, 2010 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues	$216	$173	$455	$329
Research and development	980	929	1,791	1,656
Sales and marketing	543	639	1,210	1,049
General and administrative	705	775	1,492	1,509
Total stock-based compensation expense	$2,444	$2,516	$4,948	$4,543

As of June 30, 2011 there were approximately $6.8 million, net of expected forfeitures, of total unrecognized compensation expense related to stock options. The unrecognized compensation expense at June 30, 2011 is expected to be recognized over a weighted-average period of 2.1 years.

As of June 30, 2011, the Company had $0.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance-based share grants. The unamortized compensation expense will be recognized on a straight-line basis, and is expected to be recognized over the remainder of 2011.

As of June 30, 2011, the Company had $12.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units. The unamortized compensation expense will be recognized on a straight-line basis, and is expected to be recognized over a weighted-average period of 3.4 years.

As of June 30, 2011, the total unrecognized compensation cost under the Purchase Plan to purchase the Company's common stock was approximately $0.1 million. The Company will amortize this cost on a straight-line basis over approximately 0.5 years.

Stock compensation expense in the three and six months ended June 30, 2011 was $2.4 million (comprised of approximately $0.9 million related to stock options, $0.3 million related to performance shares, $0.9 million related to

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restricted stock units, $0.2 million related to the Purchase Plan and $0.1 million in compensation expense amortized from beginning inventory) and $4.9 million (comprised of approximately $2.1 million related to stock options, $0.7 million related to performance shares, $1.4 million related to restricted stock units, $0.6 million related to the Purchase Plan and $0.1 million in compensation expense amortized from beginning inventory), respectively.

Stock compensation expense in the three and six months ended June 30, 2010, was $2.5 million (comprised of approximately $1.2 million related to stock options, $0.8 million related to performance shares, $0.3 million related to restricted stock units, $0.2 million related to the Purchase Plan and $23,000 in compensation expense capitalized into inventory) and $4.5 million (comprised of approximately $2.6 million related to stock options, $1.1 million related to performance shares, $0.3 million related to restricted stock units, $0.5 million related to the Purchase Plan and $17,000 in compensation expense capitalized into inventory).

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Risk-free interest rates	2.20%	2.25%	2.20%	2.25%
Expected volatility rates	44%	48%	44%	48%
Expected dividend yield	0.54%	0.54%	0.54%	0.54%
Expected term of stock options (in years)	6.00	5.12	6.00	5.12
Weighted-average grant date fair value of options granted	$15.71	$15.59	$15.71	$15.59

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	*Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Risk-free interest rates	—%	—%	0.17%	0.17% - 0.28%
Expected volatility rates	—%	—%	37%	36% - 40%
Expected dividend yield	—%	—%	0.51%	0.34% - 0.55%
Expected term of purchase right (years)	—	—	0.50	0.50
Weighted-average estimated fair value of purchase rights	$—	$—	$9.40	$7.96
 ________________

*There were no employee stock purchase rights granted in the three months ended June 30, 2011 and 2010.

A summary of stock option activity under the Plans, excluding performance-based shares and restricted stock units, as of June 30, 2011, and changes during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	4,433	$22.68
Granted	96	36.95
Exercised	(616)	19.83
Forfeited or expired	(58)	25.18
Outstanding at June 30, 2011	3,855	$23.46	4.91	$57,726
Exercisable at June 30, 2011	3,152	$22.73	4.16	$49,480
Vested and expected to vest at June 30, 2011	3,815	$23.38	4.87	$57,434

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $5.4 million and $11.6 million, respectively, and the intrinsic value of options exercised during the three and six months ended June 30, 2010 was $9.0 million and $17.3 million, respectively.

Performance-based Awards

Under the performance-based awards program, the Company awards units in the first half of the performance year in an amount equal to twice the target number of shares to be issued if the target performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company's performance. The performance metrics of this program are annual targets consisting of net revenue and non-GAAP operating earnings. Each performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.

During the six months ended June 30, 2011, the Company issued approximately 93,000 performance-based awards to employees and executives. As the net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, will be recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets. The cost of performance-based awards was determined using the fair value of the Company's common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest.

In January 2011, it was determined that the Company had reached the maximum level of the established performance targets for the performance-based awards granted in 2010. Accordingly, the 85,000 performance-based awards, which were fully vested, were released to the Company's employees and executives in the first quarter of 2011.

A summary of performance-based awards outstanding as of June 30, 2011, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	85	$34.97
Granted	93	36.90
Vested	(85)	34.97
Forfeited or expired	(6)	36.61
Outstanding at June 30, 2011	87	$36.93	0.5	$3,340
Vested and expected to vest at June 30, 2011	42		0.5	$1,607

The weighted average grant-date fair value per share of performance-based awards granted in the six months ended June 30, 2011 was approximately $36.90. There were no performance-based awards granted in the second quarter of 2011. The weighted average grant-date fair value per share of performance-based awards granted in the three and six months ended June 30, 2010 was approximately $38.61 and $34.86, respectively. The grant date fair value of awards released, which were fully vested, in the six months ended June 30, 2011 and 2010 was approximately $3.0 million and $2.3 million, respectively. There were no performance-based awards released in either of the three months ended June 30, 2011 and June 30, 2010.

Restricted Stock Units (RSUs)

The Company grants restricted stock units to employees under the 2007 Plan. The RSUs typically vest ratably over a certain period of time, subject to the employee's continued service to the Company over that period. RSUs granted to employees typically vest over a four-year period, and are converted into shares of the Company's common stock upon vesting on a one-for-one basis. The cost of the RSUs is determined using the fair value of the Company's common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2007 plan will reduce the number of shares available for issuance under the 2007 Plan by 2 shares.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of RSUs outstanding as of June 30, 2011, and changes during the six months then ended, is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	260	$36.30
Granted	239	36.33
Vested	(54)	36.61
Forfeited or expired	(13)	36.89
Outstanding at June 30, 2011	432	$36.26	2.12	$16,583
Outstanding and expected to vest at June 30, 2011	374		2.10	$14,374

The weighted-average grant-date fair value of RSUs awarded in the three and six months ended June 30, 2011 was approximately $36.24 and $36.33, respectively. The weighted-average grant-date fair value of RSUs awarded in the three and six months ended June 30, 2010 was approximately $36.75 and $36.73, respectively. The grant date fair value of awards vested in the three and six months ended June 30, 2011 was approximately $1.9 million and $2.0 million; there were no RSUs vested in the three and six months ended June 30, 2010.

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
The Company's cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair value hierarchy) include investment-grade corporate bonds and government, state, municipal and provincial obligations. Such types of investments are valued by using a multi-dimensional relational model, the inputs, when available, are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The Company's investments classified as Level 1 and Level 2 are held-to-maturity investments, and were valued using the amortized-cost method, which approximates fair market value.
On October 22, 2010, the Company entered into an agreement with SemiSouth Laboratories, pursuant to which, among other things, the Company may be obligated to acquire SemiSouth if SemiSouth meets certain financial performance conditions on or before June 30, 2013. At June 30, 2011, the Company determined the fair value of this potential obligation to be zero. The Company used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. The Company derived the Level 2 inputs principally from corroborated observable market data (i.e., correlation values). See Note 15 below for further details on the valuation method used. The Company updates the estimated fair value of this potential obligation quarterly. Any changes are recorded in its condensed consolidated statements of income.
The fair value hierarchy of the Company's marketable securities and investments for the periods ended June 30, 2011 and December 31, 2010, was as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement at
	June 30, 2011
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$42,937	$42,937	$—
U.S. Government debt securities	6,026	—	6,026
Corporate securities	57,108	—	57,108
Total	$106,071	$42,937	$63,134

	Fair Value Measurement at
	December 31, 2010
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$7,135	$—	$7,135
Money market funds	52,951	52,951	—
U.S. Government debt securities	6,100	—	6,100
Corporate securities	54,523	—	54,523
Total	$120,709	$52,951	$67,758

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy at June 30, 2011 and December 31, 2010.

The Company issued a note to SemiSouth in the second quarter of 2011, which was classified as Level 3 in the fair value hierarchy. The note was classified as Level 3 as there was no market data for this instrument. The Company recorded the note at face value totaling $3.0 million in its June 30, 2011 condensed consolidated balance sheet. The estimated fair value of the Company's note was approximately $3.0 million at June 30, 2011. The fair value was estimated by calculating the present value of cash flows using a market discount rate for similar investments. The Company intends to hold the note to maturity, which occurs on August 15, 2011. The following table presents the changes in Level 3 investments, which are measured at fair value on a recurring basis, for the six months ended June 30, 2011 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Note Receivable
Beginning balance at January 1, 2011	$—
Purchases and issuances	3,000
Settlements	—
Ending balance at June 30, 2011	$3,000

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

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2011	December 31, 2010
Raw materials	$14,899	$20,334
Work-in-process	10,163	13,171
Finished goods	29,007	28,572
Total	$54,069	$62,077

6. GOODWILL AND INTANGIBLE ASSETS:

The carrying amount of goodwill was $14.8 million as of the periods ended June 30, 2011 and December 31, 2010.

Intangible assets consist primarily of acquired licenses, in-process research and development and patent rights, and are reported net of accumulated amortization. In the year ended December 31, 2010, the Company acquired an early-stage research and development company, resulting in the addition of in-process research and development of $4.7 million, and the Company acquired Qspeed Semiconductor resulting in the addition of customer relationships of $0.9 million, and developed technology of $1.8 million (see Note 14). The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the acquired license or patent rights, which range from five to ten years, with the exception of $4.7 million of in-process research and development which will be amortized once the development is completed and products are available for sale. The Company does not expect the amortization for its in-process research and development to begin in the current year. Amortization for acquired intangible assets was approximately $0.3 million and $0.2 million in the three months ended June 30, 2011 and June 30, 2010, respectively, and $0.5 million and $0.3 million in the six months ended June 30, 2011 and 2010, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	June 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(1,575)	1,425	3,000	(1,425)	1,575
Patent rights	1,949	(1,868)	81	1,949	(1,760)	189
Developed technology	2,920	(660)	2,260	2,920	(489)	2,431
Customer relationships	910	(57)	853	910	—	910
Other intangibles	37	(37)	—	37	(37)	—
Total intangible assets	$13,506	$(4,197)	$9,309	$13,506	$(3,711)	$9,795

The estimated future amortization expense related to intangible assets at June 30, 2011 is as follows:

Fiscal Year		Estimated Amortization (in thousands)
2011	(remaining 6 months)	$456
2012		755
2013		755
2014		755
2015		592
Thereafter		1,306
Total (1)		$4,619
_______________

(1)	The total above excludes $4.7 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Segment Reporting

The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC-DC power conversion markets. The Company's chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
Customer Concentration
Ten customers accounted for approximately 66% and 60% of net revenues for the three months ended June 30, 2011 and June 30, 2010, respectively, and 66% and 60% of revenues for the six months ended June 30, 2011 and June 30, 2010, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2011	2010	2011	2010
A	19%	15%	19%	14%
B	14%	12%	13%	11%

Customers A and B are distributors of the Company's products. No other customers accounted for 10% or more of the Company's net revenues in those periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2011 and December 31, 2010, 76% and 76%, respectively, of accounts receivable were concentrated with the Company's top ten customers.
The following customers represented 10% or more of accounts receivable:

Customer	June 30, 2011	December 31, 2010
A	24%	21%
B	19%	*
 _______________
*less than 10%
Customers A and B are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s accounts receivable in these periods.

International Sales

     The Company markets its products through its sales personnel and a worldwide network of distributors. As a

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

percentage of total net revenues, international sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Hong Kong/China	38%	33%	36%	31%
Taiwan	23%	24%	23%	25%
Korea	15%	19%	16%	20%
Western Europe (excluding Germany)	9%	8%	10%	8%
Japan	6%	5%	6%	5%
Singapore	2%	2%	2%	2%
Germany	1%	3%	1%	3%
Other	1%	1%	1%	1%
Total foreign revenue	95%	95%	95%	95%

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States.

Product Sales

Approximately 98% to 99% of the Company's sales in the three and six months ended June 30, 2011 and 2010, respectively, were from its three primary groupings of low-power AC-DC power-conversion products - TOPSwitch, TinySwitch and LinkSwitch. Approximately 1% to 2% of the Company's sales came from other product families, principally the Company's DPA-Switch family of high-voltage DC-DC products, and in the first and second quarter of 2011, the Company's Hiper family of products which includes both power-conversion and power-factor-correction products for high-power applications.

Revenue mix by product family for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product Family	2011	2010	2011	2010
LinkSwitch	43%	35%	41%	35%
TinySwitch	31%	39%	33%	39%
TOPSwitch	24%	25%	24%	25%
Other	2%	1%	2%	1%

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income	$10,599	$15,587	$20,453	$27,901
Weighted average common shares	28,938	27,844	28,784	27,658
Basic earnings per share	$0.37	$0.56	$0.71	$1.01
Diluted earnings per share (1):
Net income	$10,599	$15,587	$20,453	$27,901
Weighted average common shares	28,938	27,844	28,784	27,658
Effect of dilutive securities:
Employee stock plans	1,408	1,691	1,487	1,802
Diluted weighted average common shares	30,346	29,535	30,271	29,460
Diluted earnings per share	$0.35	$0.53	$0.68	$0.95
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share when they become contingently issuable per ASC 260-10, Earnings per Share and excludes such shares when they are not contingently issuable. The Company has excluded all performance-based awards underlying the fiscal 2011 and 2010 awards as those shares are not contingently issuable as of the end of the period.

Approximately 262,533 shares and 95,793 shares attributable to stock-based awards for the three months ended June 30, 2011 and 2010, respectively, and 234,700 shares and 68,180 shares attributable to stock-based awards for the six months ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income. The Company limits the deferred tax assets recognized related to certain highly-paid officers of the Company to amounts that it estimates will be deductible in future periods based upon the provisions of the Internal Revenue Code Section 162(m). In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, the Company would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company's expectations could have a material impact on its results of operations and financial position.

As of June 30, 2011, the Company continues to maintain a valuation allowance on a portion of its California deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company's effective tax rates for the three and six months ended June 30, 2011 were 22.3% and 20.6%, respectively. The difference between the expected statutory rate of 35% and the Company's effective tax rate for the

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

three and six months ended June 30, 2011 was primarily due to the beneficial impact of the geographic distribution of the Company's world-wide earnings and the beneficial impact of the research and experimentation tax credit. The difference between the expected statutory rate of 35% and the Company's effective tax rate for the three and six months ended June 30, 2010 was due primarily to the beneficial impact of the geographic distribution of the Company's world-wide earnings.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, its major tax jurisdiction is the U.S. In the quarter ended March 31, 2011, the IRS informed the Company that the IRS intends to propose adjustments to the Company's taxable income for fiscal years 2003 through 2006 related to the Company's intercompany research and development cost-sharing arrangement and related issues. The Company believes that it has adequately provided for its tax position. The Company believes that the IRS position is without merit and intends to defend its tax return position vigorously. The fiscal years 2007 through 2009 are also under audit by the IRS.

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

10. INDEMNIFICATIONS:

The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (“DSA”). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages that may be awarded against the distributor in the event the Company's products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party (“Customer Indemnification”). The DSA generally limits the scope of and remedies for the Customer Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification right to individual customers.

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2011. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

The Company purchases wafers through purchase orders from its foundries. All but one of the Company's wafer agreements are executed in U.S. currency. Until June 2011, this one foundry required wafer purchases to be in Japanese yen; however, the purchase price within this agreement was fixed at a base rate and allowed for some sharing of the impact of exchange rate fluctuations from the base rate. The currency fluctuation experienced between the time invoices were submitted to the Company until the time the yen was purchased and remitted to the supplier was a financial responsibility of the Company. The Company accounted for the gain or loss related to the payment of these transactions as part of other income or expense. The Company is currently renegotiating its purchase contract with this foundry.

One of the Company's wafer supply agreements based in U.S. dollars allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar.  Each year, the Company's management and this wafer supplier review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions.  The fluctuation in the exchange rate is shared equally between both parties.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LEGAL PROCEEDINGS:

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as "Fairchild") in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations' patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company's consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company's favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys' fees, among other things. On September 24, 2008, the Court denied Fairchild's motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company's motion for increased damages and attorneys' fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild's request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court's refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild's pending motion, but the Federal Circuit dismissed Fairchild's appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness shortly thereafter. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents. The Court also invited briefing on enhanced damages and attorneys' fees, and Fairchild filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild's request to amend the findings regarding Fairchild's willful infringement and doubled the damages award against Fairchild but declined to award attorneys' fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild has filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company has filed a cross-appeal seeking to increase the damages award. Briefing on the appeal is under way.

On May 9, 2005, the Company filed a Complaint with the U.S. International Trade Commission (“ITC”) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337 against System General (“SG”). The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by SG, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to the Company's complaint. SG filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ's initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006 the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing SG PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing SG chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action from the President, and the ITC exclusion order is now in full effect. SG appealed the ITC decision, and on November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects. On October 27, 2008, SG filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case, and the Company responded to oppose any

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

modification, but the Commission modified the exclusion order on February 27, 2009. Nevertheless, the exclusion order still prohibits SG and related entities from importing the infringing SG chips and any LCD computer monitors, AC printer adapters, and sample/demonstration circuit boards containing an infringing SG chip.

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly-owned subsidiary System General Corporation (“SG”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On February 10, 2011, the Court issued an order maintaining the stay with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case pending the appeal in that case. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011 the Court moved the trial date to permit the parties to address another patent the Company has accused Fairchild of infringing. Trial is currently scheduled to begin in April 2012.

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company's patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents; the Company contests these new claims vigorously, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company, leaving just one Fairchild patent in the case. The Court held a claim construction hearing on March 24, 2011, and

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issued a first claim construction order regarding the Company's asserted patents on July 13, 2011; the Court's order indicated that a separate claim construction order on Fairchild's remaining asserted patent is forthcoming. Discovery is currently under way.

In February 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People's Republic of China. The proceedings are still in their early stages, with no hearings or trial currently scheduled. The suits assert four Chinese patents and seek an injunction and damages of approximately $17.0 million. Power Integrations Netherlands has filed invalidation proceedings for all four asserted SG patents in the People's Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010 and rulings expected in the coming months. The Company believes the Fairchild and SG claims are without merit and intends to contest them vigorously.

On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (“PTO”) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. No schedule has been set for the case.

In the quarter ended March 31, 2011, the IRS informed the Company that the IRS intends to propose adjustments to the Company's taxable income for the years 2003 through 2006 related to the Company's intercompany research and development cost-sharing arrangement and related issues (refer to Note 9 for further details). The Company believes that the IRS position is without merit and intends to defend its tax return position vigorously.

The Company is unable to predict the outcome of legal proceedings with certainty, and there can be no assurance that Power Integrations will prevail in the above-mentioned unsettled litigations. These litigations, whether or not determined in Power Integrations' favor or settled, will be costly and will divert the efforts and attention of the Company's management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. Currently the company is not able to estimate a loss or a range of loss for the ongoing litigation disclosed above, however adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require Power Integrations to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company's business, financial condition and operating results.
The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of business. These matters are subject to inherent uncertainties and the Company's view of these matters may change in the future and could result in charges that would have a material adverse impact on its financial position, results of operations, or cash flows.

13. RECENT ACCOUNTING PRONOUNCEMENTS:

     In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to the FASB Accounting Standard Codification (ASC) relating to fair value measurements, Accounting Standards Update (ASU) 2011-04, Fair Value Measurement, ASC Topic 820. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The Company will apply these amendments prospectively beginning in the first quarter of fiscal 2012. The Company is currently evaluating the impact the application of these amendments will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220). This amendment gives an entity two options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income. An entity can elect to present comprehensive income in either (1) a single continuous statement of comprehensive income, or (2) in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company will apply this amendment beginning in the first quarter of 2012. The Company is currently evaluating the impact the application of this amendment will have on its condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2011, the Company adopted the following accounting pronouncements:

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU in the first quarter of 2011 did not have a material impact on the Company's condensed consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU in the first quarter of 2011 did not have a material impact on the Company's condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 were effective for the Company's 2010 interim and annual reporting periods. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for the Company's 2011 interim and annual reporting periods. The adoption of these provisions did not have a material impact on the Company's consolidated financial statements.

14. ACQUISITIONS:

On February 26, 2010, the Company entered into a definitive agreement to purchase the assets of an early-stage research and development company involved in developing certain technology that is consistent with the Company's long-term business strategy, for cash totaling $11.5 million.  The Company accounted for the transaction as an acquisition of a business and completed the acquisition on August 26, 2010. The Company allocated $6.2 million of the purchase price to goodwill, which is deductible for tax purposes, $4.7 million to in-process research and development, which the Company will amortize over the estimated life of the technology upon completion of its development (the Company does not expect to amortize in-process research and development within the current year), and $0.6 million to fixed assets. The Company also expensed $0.4 million of acquisition-related costs which were recorded as general and administrative expense in 2010. Goodwill recognized in the acquisition was derived from expected benefits from future technology, cost synergies and a knowledgeable and experienced workforce.

On December 31, 2010, the Company acquired certain assets of Qspeed Semiconductor for approximately $7.0 million in cash. The Company accounted for the transaction as an acquisition of a business.

The Company's acquisition of Qspeed effectively settled a preexisting license agreement under which the Company had paid Qspeed a prepaid royalty of $5.25 million in exchange for the use of its technology. Because the terms of the license

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement were determined to represent fair value at the acquisition date, the Company did not record any gain or loss separately from the acquisition and the $5.25 million unamortized prepaid royalty was included as part of the acquisition-date fair value of consideration transferred.

Fair value consideration consists of the following (in thousands):

Cash	$6,955
Settlement of preexisting arrangement	5,250

Total	$12,205

Of the total consideration transferred, $6.8 million was allocated to goodwill, which is deductible for tax purposes, $1.8 million was allocated to developed technology, $0.9 million was allocated to customer relationships, $0.4 million was allocated to fixed assets, $2.1 million was allocated to inventory, including $0.6 million of inventory markup, which will be amortized to cost of revenues, and $0.2 million was allocated to accounts receivable. Goodwill recognized in the acquisition of Qspeed Semiconductor was derived from expected benefits from future technology, cost synergies and a knowledgeable and experienced workforce. The allocation of the purchase price is preliminary and may be adjusted should further information regarding events or circumstances existing at the acquisition date become available.

15. INVESTMENT IN THIRD PARTY:

On October 22, 2010, the Company made a $7.0 million equity investment in a privately held company, SemiSouth Laboratories (“SemiSouth”). The Company accounts for its non-marketable investment in SemiSouth under the cost method as the Company has less than a 20% ownership interest in SemiSouth and does not have the ability to exercise significant influence over the investee. Also in October 2010, the Company paid $10.0 million as a prepaid royalty in exchange for the right to use SemiSouth's technology. The Company will amortize the royalty to cost of revenues based on the Company's sales of products incorporating the licensed technology. The company does not expect to amortize the prepaid royalty within the current year.

The Company accounts for its non-marketable investment in SemiSouth Laboratories under the cost method.  The investment is periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, the company's financial condition, pricing in recent rounds of financing, earnings and cash flow forecasts, recent operational performance and any other readily available market data.  The carrying value of the Company's investment in SemiSouth is $7.0 million and was classified within other assets on the Company's condensed consolidated balance sheet as of June 30, 2011.

The Company's agreement with SemiSouth, entered into in 2010 provides, among other things, that the Company has the option to acquire SemiSouth in the future (“Call Option”) and the Company may be obligated to acquire SemiSouth at a future date if SemiSouth achieves certain financial performance conditions (“Put Option”).

The Call Option can be exercised by the Company at a multiple of SemiSouth's annualized net operating profits after tax (based on the average of such measures during certain months), as defined in the agreement (“NOPAT”). The multiple is intended to result in an acquisition price equal to the estimated fair value of SemiSouth. The minimum acquisition price would be $36 million.

The Put Option can only be exercised by SemiSouth once certain revenue and profit metrics have been reached.  At that time, SemiSouth could obligate the Company to acquire SemiSouth at a multiple of SemiSouth's NOPAT. The multiple is intended to result in an acquisition price equal to the estimated fair value of SemiSouth. In order to reach the revenue and profit metrics required to exercise the Put Option, SemiSouth would need to increase its quarterly revenue to approximately 15 times the level of revenues in the second quarter of 2011. The Put Option terminates on June 30, 2013.

The NOPAT multiple was determined to reflect fair value based on the Market Approach using Level 2 inputs that are derived principally from observable market data by comparing multiples for similar publicly traded companies. Due to the fact that the strike price of the Call Option and Put Option is continually being adjusted to reflect the changes in the fair value of SemiSouth, neither the Put Option nor the Call Option are expected to have value.  Based on these factors, the fair value of the Put/Call Option was determined to be zero.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July of 2011, the Call and Put Options exercise periods were extended and is now exercisable until the date that is 31 days following delivery to the Company of SemiSouth's financial statements for the quarter ending June 30, 2013. (See Note 19).

16. SUPPLIER AGREEMENT:

The Company entered into a wafer supply agreement amendment with one of its foundries in the third quarter of 2008, which amends its previous agreement with the foundry. The amended agreement includes a Company prepayment of $3.1 million for raw materials. Purchases of raw material under this agreement was made based upon production build plans of the Company's wafers. As of December 31, 2010, $0.9 million remained prepaid under this agreement, and in the six months ended June 30, 2011, this prepayment was fully amortized. The Company included the prepayment in prepaid expenses and other current assets in its December 31, 2010, condensed consolidated balance sheet.

17. LEASE LINE TO THIRD PARTY:
In February 2011, the Company entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the term of the agreement, SemiSouth can borrow up to $8.6 million, through January 2013 (reduced from $15.5 million at March 31, 2011). As of June 30, 2011, a total of $7.9 million had been funded, comprising; $3.8 million funded, less payments withheld under this lease arrangement to finance capital equipment commencing in February 2011, and $4.1 million paid as deposits on equipment which the Company will lease to SemiSouth upon delivery of such equipment. The Company included the lease line receivable and deposits on equipment in Other Assets and Prepaid Expenses and Other Current Assets in its condensed consolidated balance sheet at June 30, 2011. The total lease payments related to the $3.8 million funded will be received over a four to eight year term and is reflected in the table below (in millions):

Fiscal Year	Total Minimum Lease Payments
2011 (remaining 6 months)	$0.3
2012	0.6
2013	0.6
2014	0.6
2015	0.5
Thereafter	1.5
Total	$4.1

The Company assessed the credit worthiness of SemiSouth at the inception of the lease line, and is monitoring their credit quality on an ongoing basis. If the credit worthiness of SemiSouth diminishes the Company will establish a specific reserve against the lease line receivable at that time.

18. BANK LINE OF CREDIT:

In February 2011, the Company entered into an unsecured credit agreement with a bank (the “Credit Agreement”). Pursuant to the Credit Agreement, the Company can request, from time to time until February 2013, advances in an amount not to exceed an aggregate principal amount of $50.0 million, the proceeds of which can be used for working capital requirements and other general corporate purposes. The agreement also covers advances for commercial letters of credit. At June 30, 2011, the Company had a $0.1 million outstanding letter of credit for a capital purchase deposit. The terms of this credit agreement require the Company to remain in compliance with certain financial and other covenants.

POWER INTEGRATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUBSEQUENT EVENTS:

In July 2011, the Company entered into a revised agreement with SemiSouth, amending certain terms of the agreement regarding the acquisition rights between the Company and SemiSouth (see Note 15 for further details). The amended agreement extends the Call and Put Option exercise periods from the date that is approximately a month following delivery to the Company of SemiSouth's financial statements for the quarter ending December 31, 2012 to the date that is approximately a month following delivery to the Company of SemiSouth's financial statements for the quarter ending June 30, 2013.

Also in July 2011, SemiSouth obtained $15 million of additional financing through the sale, and concurrent licensing back, of its intellectual property (IP) with a financing company. In connection with this arrangement, the Company entered into a contingent purchase commitment with the financing company for SemiSouth's IP. The purchase commitment requires the Company to purchase the IP previously owned by SemiSouth from its new owner for $15 million (plus reimbursement of certain expenses) under certain conditions generally relating to SemiSouth's failure to make certain payments or SemiSouth's insolvency. In this event, the agreement sets forth a process to be followed before the Company's purchase commitment matures. First, the agreement allows the Company to exercise its Call Option for a certain period of time and under certain conditions. If the Company does not initially exercise its Call Option, then SemiSouth can be sold to a third party during a period of time of up to approximately half a year (which period of time may be shortened by the new SemiSouth IP owner) or the Company could still exercise its Call Option. After that period of time elapses (or shortened), the Company is obligated to purchase the SemiSouth IP for $15 million (plus reimbursement of certain expenses). The Company is obligated to provide a $15 million letter of credit in August 2011 to the financing company to secure the contingent purchase commitment.

In addition, the Company has committed to enter into a contract with SemiSouth to act as a sales representative for SemiSouth. The sales representation agreement will allow the Company to earn a fee for its efforts in representing, promoting and soliciting orders for SemiSouth products. The contract can be terminated with or without cause by giving prior written notice to the other party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with management's discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A-“Risk Factors” and elsewhere in this report.

Overview
We design, develop, manufacture and market high-voltage, analog and mixed-signal integrated circuits (“ICs”) and high-voltage diodes for use in electronic power supplies, also known as switched-mode power supplies. Our ICs and diodes are used principally in AC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial electronics markets. For example, our ICs are commonly used in such end products as mobile-phone chargers, desktop computers, home entertainment equipment, appliances, utility meters and LED light bulbs and fixtures.
We believe that our products enable power supplies that are superior to those designed with alternative technologies. We differentiate our ICs through innovation aimed at helping our customers meet the desired performance specifications for their power supplies, including increasingly stringent energy-efficiency requirements, while minimizing complexity, component count, time-to-market and overall system cost. We invest significant resources in research and development in an effort to achieve this differentiation.
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

•
Increase the penetration of our products in “high-power” applications. We believe we have developed and acquired new technologies and products that enable us to bring the benefits of highly integrated power supplies to applications requiring more than 50 watts of output. These include such applications as main power supplies for flat-panel TVs and PCs, as well as power supplies for LED streetlights, game consoles, and notebook computers, among others.

Our quarterly operating results are difficult to predict and subject to significant fluctuations. Customers typically can cancel or reschedule orders without significant penalty. Also, external factors such as global economic conditions and supply-chain dynamics can cause our operating results to be volatile.  We plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. Strong demand for our products in recent periods resulted in shortages of certain products and caused an extension of our lead times for delivery to customers. We have added production capacity in order to ensure that we can satisfy customer demand, and our lead times have now returned to historical levels on most of our products; however, if we do not have adequate inventory of products to satisfy future demand, our operating results may be impacted. The recent earthquake and tsunami, and resulting nuclear disaster, in Japan have not had a material impact on our ability to satisfy customer demand, nor do we expect any such impact in the third quarter.

Our net revenues were $80.2 million and $156.9 million in the three and six months ended June 30, 2011, respectively, compared to $79.9 million and $151.4 million in the same periods of 2010. The slight growth of revenues year over year reflects higher sales to the industrial, computer and communication end markets, partially offset by lower sales to the consumer end market. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 66% of our net revenues in both the three and six months ended June 30, 2011, compared to 60% of our net revenues in both the three and six months ended June 30, 2010. Our top two customers, both distributors of our products, collectively accounted for approximately 33% and 32% of our net revenues in the three and six months ended June 30, 2011, respectively. In the same periods of the previous year, our top two customers, both distributors of our products, collectively accounted for approximately 26% and 25% of our net revenues. International sales comprised 95% of our net revenues in both the three and six months ended June 30, 2011, and the three and six months ended June 30, 2010.

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

Our gross profit was $37.6 million, or 47% of net revenues, and $74.0 million, or 47% of net revenues, in the three and six months ended June 30, 2011, respectively, compared to $41.5 million, or 52% of net revenues, and $77.4 million, or 51% of net revenues, in the three and six months ended June 30, 2010, respectively. The decrease in gross margin for the three and six months ended June 30, 2011, compared with the same periods in the prior year, was due primarily to higher input costs and product mix. The increase in input costs was driven by the decline in the value of the U.S. dollar versus the Japanese yen, which has increased the cost of silicon wafers purchased from our Japanese foundries, as well as the rise in the prices of certain materials, primarily gold and copper, used in the assembly of our products. While we cannot necessarily predict the future direction of our gross margin because many of the factors influencing it are outside of our control, we expect our gross margin to improve meaningfully in the fourth quarter of this year as a result of certain cost-reduction efforts that we have undertaken.

Total operating expenses in the three and six months ended June 30, 2011 were $24.4 million and $49.2 million, respectively, and $22.7 million and $43.7 million in the same periods in 2010, respectively. The increase in both the three and six months ended June 30, 2011 compared with the same periods in the prior year, was driven primarily by: increased payroll and related expenses (including stock-based compensation expenses), due to increased headcount, including higher research and development (R&D) headcount resulting from an acquisition we completed in 2010; and increases in sales and marketing (S&M) expenses as a result of growth in our sales staff. Offsetting these increases in part for the three months ended June 30, 2011 compared to 2010, was a reduction in general and administrative (G&A) expenses, due primarily to lower expenses related to patent-litigation. (Refer to Note 12, Legal Proceedings, in our Notes to Condensed Consolidated Financial Statements for details on our pending patent litigation.)

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

We apply the provisions of ASC 605-10 (formerly Staff Accounting Bulletin No. 104, Revenue Recognition) and all related appropriate guidance. We recognize revenue when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable and (4) collectability is reasonably assured. We generally use customer purchase orders to determine the existence of an arrangement. We consider delivery to have occurred when title and risk of loss have transferred to the customer. We consider the price to be fixed based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based on the creditworthiness of the customer as determined by credit checks we perform as well as the customer's payment history.

We make sales to distributors and retail partners and recognize revenue based on a sell-through method. Sales to distributors are made under terms allowing certain price protection and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their end customers. We determine the amount to defer based on the level of actual inventory on hand at our distributors as well as inventory in transit to our distributors. Fluctuations in deferred income on sales to distributors coincide with an increase or decrease in revenue shipments to our distributors; in addition, deferred income levels are also impacted by the speed at which our distributors sell our products to their end customers. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of June 30, 2011 and December 31, 2010 was approximately $23.9 million and $24.7 million, respectively. The total deferred cost as of June 30, 2011 and December 31, 2010 was approximately $12.7 million and $12.5 million, respectively.

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

Estimating distributor pricing credits

Historically, approximately two-thirds of our total sales have been made through distributors. Frequently, distributors need a cost lower than our standard sales price in order to win business. After the distributor ships product to its customer, the distributor submits a “ship and debit” claim to us in order to adjust its cost from the standard price to the approved lower price. After verification by us, a credit memo is issued to the distributor to adjust the sell-in price from the standard distribution price to the pre-approved lower price. We maintain a reserve for these credits that appears as a reduction to accounts receivable in our consolidated balance sheets. Any increase in the reserve results in a corresponding reduction in our current and/or future net revenues. To establish the adequacy of our reserves, we analyze historical ship and debit amounts and levels of inventory in the distributor channels. If our reserves are not adequate, our net revenues could be adversely affected.

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

We account for income taxes under the provisions of ASC 740 (formerly SFAS No. 109, Accounting for Income Taxes). Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will more likely than not be realized based on available evidence and management's judgment. We limit the deferred tax assets recognized related to certain of our officers' compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

As of June 30, 2011, we continued to maintain a valuation allowance on a portion of our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to certain of our deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

In the first quarter of 2011, the IRS informed us that it intends to propose adjustments to our taxable income for fiscal years 2003 thru 2006 related to our intercompany research and development cost-sharing arrangement and related issues. We believe the IRS's position with respect to the proposed adjustment is inconsistent with applicable tax law, and that we have a meritorious defense to our position. Accordingly, we intend to continue to challenge the IRS's position on this matter vigorously. While we believe the IRS's asserted position on this matter is not supported by applicable law, we have provided reserves for our position in this matter, and we may be required to make payments to the IRS pending resolution of this matter. If this matter is litigated and the IRS is able to successfully sustain its position, our results of operations and financial condition could be materially and adversely affected (refer to Note 9, in our Notes to Condensed Consolidated Financial Statements for further details). Resolution of this matter is not anticipated within the next year.

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. We evaluated goodwill for impairment in the fourth quarter 2010, and concluded that no impairment existed as of December 31, 2010. Additionally, no impairment indicators have been identified during the six months ended June 30, 2011.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	53.1	48.0	52.8	48.9
Gross profit.	46.9	52.0	47.2	51.1
Operating expenses:
Research and development	12.7	10.9	12.9	11.1
Sales and marketing	10.1	9.4	10.4	9.5
General and administrative	7.7	8.2	8.0	8.2
Total operating expenses	30.5	28.5	31.3	28.8
Income from operations	16.4	23.5	15.8	22.3
Other income, net	0.6	0.6	0.6	0.6
Income before provision for income taxes	17.0	24.1	16.4	22.9
Provision for income taxes	3.8	4.6	3.4	4.5
Net income	13.2%	19.5%	13.0%	18.4%

Comparison of the Three Months and Six Months Ended June 30, 2011 and 2010

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended June 30, 2011 were $80.2 million compared with $79.9 million for the three months ended June 30, 2010, an increase of 0.4%. The slight increase in sales was driven by growth in sales to the industrial and computer end markets, offset by lower sales to the consumer end market; sales to the communication end market were relatively flat.

Net revenues for the six months ended June 30, 2011 were $156.9 million compared with $151.4 million for the comparable period of 2010, an increase of approximately 4%. The increase was driven by higher sales to the industrial, computer and communication end markets, partially offset by lower sales to the consumer end market.

Our net revenue mix by product family and by end market for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Family	2011	2010	2011	2010
TinySwitch	31%	39%	33%	39%
LinkSwitch	43%	35%	41%	35%
TOPSwitch	24%	25%	24%	25%
Other	2%	1%	2%	1%

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2011	2010	2011	2010
Consumer	36%	40%	36%	38%
Communication	28%	28%	30%	30%
Industrial	23%	20%	22%	20%
Computer	13%	12%	12%	12%

International sales, comprised of sales outside of the Americas based on “ship to” customer locations, were $76.4 million in the second quarter of 2011, or 95% of net revenues, compared to $75.7 million, or 95% of net revenues, for the same period in 2010. International sales were $149.9 million, or 95% of net revenues, for the six months ended June 30, 2011, compared to $143.3 million, or 95% of net revenues, for the same period in 2010. Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 84% of our net revenues for both the three and six months ended June 30, 2011, and 83% of our net revenues in both the three and six months ended June 30, 2010. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales through distributors accounted for 70% and 69% of net revenues in the three and six months ended June 30, 2011, respectively, with direct sales to OEMs and power supply manufactures accounting for the remainder. For the three and six months ended June 30, 2010, distributors accounted for 69% and 68% of net revenues, respectively, while direct sales accounted for the remainder.
The following customers accounted for 10% or more of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2011	2010	2011	2010
A	19%	15%	19%	14%
B	14%	12%	13%	11%

Customers A and B are distributors of the Company's products. No other customers accounted for 10% or more of our net revenues in those periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$80.2	$79.9	$156.9	$151.4
Gross profit	$37.6	$41.5	$74.0	$77.4
Gross margin	46.9%	52.0%	47.2%	51.1%

The decrease in gross margin for the three and six months ended June 30, 2011, compared with the same periods in the prior year, was due primarily to higher input costs and product mix. The increase in input costs was driven by the decline in the value of the U.S. dollar versus the Japanese yen, which has increased the cost of silicon wafers purchased from our Japanese wafer fabrication foundries, as well as the rise in the prices of certain materials, primarily gold and copper, used in the assembly of our products. The gross margin also decreased as a result of product mix, our Link-II (which has a lower margin than the company average) revenue increased in the three and six month ended June 30, 2011 compared to the same periods in 2010.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$80.2	$79.9	$156.9	$151.4
R&D expenses	$10.2	$8.7	$20.2	$16.8
R&D expenses as a % of net revenue	12.7%	10.9%	12.9%	11.1%

R&D expenses increased in the three and six months ended June 30, 2011 compared to the same periods in 2010, driven primarily by increased payroll and related expenses, including stock-based compensation expenses, resulting from increased headcount, which in turn was due primarily to an acquisition completed in the third quarter of 2010. This acquisition also resulted in increased depreciation and facilities expenses (See Note 14, Acquisitions, of Notes to Condensed Consolidated Financial Statements, Acquisitions, for details). These increases were offset partially by decreased engineering materials expense due to reduced new product engineering activity in 2011 versus 2010.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$80.2	$79.9	$156.9	$151.4
Sales and marketing expenses	$8.1	$7.5	$16.4	$14.4
Sales and marketing expenses as a % of net revenue	10.1%	9.4%	10.4%	9.5%

The increase in sales and marketing expenses in the three and six months ended June 30, 2011 compared to the same periods of 2010 was driven primarily by increased payroll and related expenses and travel and sales infrastructure expenses as a result of increased headcount to expand our international sales staff.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$80.2	$79.9	$156.9	$151.4
G&A expenses	$6.1	$6.5	$12.6	$12.5
G&A expenses as a % of net revenue	7.7%	8.2%	8.0%	8.2%

G&A expenses decreased in the three months ended June 30, 2011, and remained relatively flat in the six months ended June 30, 2011. The year-over-year decrease was due primarily to reduced legal expenses related to patent litigation. Patent-litigation expenses decreased $0.3 million in the second quarter of 2011 compared with the same period in 2010 (refer to Note 12, Legal Proceedings, in our Notes to Condensed Consolidated Financial Statements for recent activity).

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents and short and long-term investments. The table below compares other income, net for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$80.2	$79.9	$156.9	$151.4
Other income	$0.5	$0.5	$0.9	$1.0
Other income as a % of net revenue	0.6%	0.6%	0.6%	0.6%

Other income, net, remained relatively flat in the three and six months ended June 30, 2011, compared to the same periods in 2010. Our period-over-period amounts did not fluctuate as we had similar interest rates earned on similar cash balances at June 30 2011, versus June 30, 2010.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes.
The table below compares income tax expenses for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income before provision for income taxes	$13.6	$19.3	$25.8	$34.7
Provision for income taxes	$3.0	$3.7	$5.3	$6.8
Effective tax rate	22.3%	19.2%	20.6%	19.5%

The difference between the expected statutory rate of 35% and our effective tax rate for the three and six months ended June 30, 2011, was primarily due to the beneficial impact of the geographic distribution of our world-wide earnings and the beneficial impact of a research and experimentation tax credit. The difference between the expected statutory rate of 35% and our effective tax rate for the three and six months ended June 30, 2010, was primarily due to the beneficial impact of the geographic distribution of our world-wide earnings.

Outlook for our Third Quarter of 2011

In conjunction with the release of our quarter ended June 30, 2011 financial results on August 2, 2011, we issued the following outlook for our third quarter of 2011:

•	Quarterly revenues are expected to be between $74 million and $80 million;

•	Gross margin is expected to be flat to slightly lower compared with the second quarter; and

•	Operating expenses are expected to be approximately $25.2 million plus or minus $0.5 million.

Liquidity and Capital Resources

As of June 30, 2011, we had $233.6 million in cash, cash equivalents and short-term and long-term investments, an increase of approximately $18.8 million from $214.8 million as of December 31, 2010. As of June 30, 2011, we had working capital, defined as current assets less current liabilities, of $242.4 million, an increase of approximately $30.3 million from $212.1 million as of December 31, 2010.

In February 2011, we entered into an unsecured credit agreement with a bank (the “Credit Agreement”). Pursuant to the Credit Agreement, we can request, from time to time until February 2013, advances in an amount not to exceed an aggregate principal amount of $50.0 million, the proceeds of which can be used for working capital requirements and other general corporate purposes. The agreement also covers advances for commercial letters of credit. We currently have an outstanding letter of credit for a capital purchase deposit; as of June 30, 2011, this letter of credit totaled approximately $0.1 million. The terms of the credit agreement require us to remain in compliance with certain modified quick ratio and tangible net worth financial and other covenants, with which we are in compliance.

Operating activities generated cash of $40.6 million in the six months ended June 30, 2011. Our net income for this period was $20.5 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $7.5 million, $0.5 million and $4.9 million, respectively. Additional sources of cash included i) a $7.9 million decline in inventory due to reduced wafer purchases, and ii) a $3.0 million reduction in prepaid legal fees and prepaid inventory amortization.

These sources of cash were partially offset by i) a $4.3 million decrease in accounts payable resulting from the timing of payments processed and lower production volumes, and ii) a $2.4 million increase in accounts receivable due to the timing of cash collections in the fourth quarter of 2010 versus the second quarter of 2011.

Operating activities generated cash of $51.9 million in the six months ended June 30, 2010. Our net income for this period was $27.9 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $5.8 million, $0.3 million and $4.5 million, respectively. Additional sources of cash included; (i) $5.9 million for deferred income on sales to distributors, resulting from increased distributor shipments, (ii) $4.5 million for increased accounts payable, due primarily to increased inventory purchases to accommodate our higher sales volume, (iii) a $3.6 million reduction in prepaid expenses due primarily to the reduction of our prepaid legal fees and prepaid inventory amortization and (iv) $3.5 million for decreased accounts receivable associated with increased collections. These sources of cash were partially offset by a $9.5 million use of cash to increase our inventory levels.

Our investing activities in the six months ended June 30, 2011 resulted in a $33.5 million net use of cash, consisting of i) $12.5 million for purchases of property and equipment, ii) $6.9 million paid in relation to the acquisition of QSpeed (refer to Note 14, Acquisitions, of our Notes to Condensed Consolidated Financial Statements), (iii) $7.8 million in connection with our lease line of credit to SemiSouth (refer to Note 17, Lease Line to Third Party, of our Notes to Condensed Consolidated Financial Statements), iv) the issuance of a $3.0 million note to SemiSouth (refer to Note 4, Fair Value Measurements, of our Notes to Condensed Consolidated Financial Statements) and v) $4.9 million, net, for purchases of held-to-maturity investments. These uses of cash were partially offset by $2.0 million in proceeds from the sale of capital equipment.

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

In the six months ended June 30, 2011, we received net proceeds of $7.7 million for financing activities, consisting primarily of $14.2 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially off-set by $4.4 million for the repurchase of our common stock and $2.9 million for the payment of dividends to stockholders.

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

We paid dividends on a quarterly basis in 2010, which resulted in approximately a $1.4 million use of cash per quarter. In October 2010, our board of directors declared an additional four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The first two quarterly dividend payments of approximately $1.4 million were made on March 31, 2011 and June 30, 2011, to stockholders of record as of February 28, 2011 and May 31, 2011, respectively. We expect that each of the remaining quarterly dividends will result in a similar use of cash. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

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

In February 2011, our board of directors authorized the use of an additional $50 million for the repurchase of our common stock. Repurchases were executed according to certain pre-defined price/volume guidelines set by the board of directors. In the three months ended June 30, 2011, we repurchased 0.1 million shares for a total cost of $4.4 million, leaving $45.6 million remaining for future repurchases. There is no expiration date for this stock repurchase program.

As of June 30, 2011 we have a contractual obligation related to income tax, which is comprised primarily of unrecognized tax benefits of approximately $32.0 million. The tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

In the first quarter of 2011, the IRS informed us that it intends to propose adjustments to our taxable income for fiscal years 2003 thru 2006 related to our intercompany research and development cost-sharing arrangement and related issues. We believe the IRS's position with respect to the proposed adjustment is without merit, inconsistent with applicable tax law, and that we have a meritorious defense to our position. Accordingly, we intend to continue to challenge the IRS's position on this matter vigorously. While we believe the IRS's asserted position on this matter is not supported by applicable law, we may be required to make additional payments to the IRS pending resolution of this matter. If this matter is litigated and the IRS is able to successfully sustain its position, our results of operations and financial condition could be materially and adversely affected. Resolution of this matter is not anticipated within the next year (refer to Note 9, Provision for Income Taxes, of our Notes to Condensed Consolidated Financial Statements).

In February 2011, we entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the amended terms of the agreement, SemiSouth can borrow up to $8.6 million, through January 2013. As of June 30, 2011, a total of $7.9 million had been funded, comprising $3.8 million funded, less payments withheld under this lease arrangement to finance capital equipment commencing in February 2011, and $4.1 million paid as deposits on equipment which we will lease to SemiSouth upon delivery of such equipment. We included the lease line receivable in Other Assets and Prepaid Expenses and Other Current Assets in our condensed consolidated balance sheet at June 30, 2011 (refer to Note 17, Lease Line to Third Party, of our Notes to Condensed Consolidated Financial Statements).

In connection with the SemiSouth agreement we entered into in July 2011, we are obligated to provide a $15 million letter of credit to the new owner of SemiSouth's IP (refer to Note 19, Subsequent Events, of our Notes to Condensed Consolidated Financial Statements). The letter of credit relates primarily to a $15 million contingent purchase commitment for SemiSouth's intellectual property. We intend to issue the letter of credit in August 2011.

There were no other material changes outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our existing cash, cash equivalents and investment balances may change during the year due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to our acquisitions. Our intent is to permanently reinvest our earnings from foreign operations. Current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations since the majority of our cash and investments are held in the U.S. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in connection with the repatriation of any funds.

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

Recent Accounting Pronouncements

     In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to the FASB Accounting Standard Codification (ASC) relating to fair value measurements, Accounting Standards Update (ASU) 2011-04, Fair Value Measurement, ASC Topic 820. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). We will apply these amendments prospectively beginning in the first quarter of 2012. We are currently evaluating the impact the application of these amendments will have on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220). This amendment gives an entity two options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income. An entity can elect to present comprehensive income in either (1) a single continuous statement of comprehensive income, or (2) in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. We will apply this amendment beginning in the first quarter of 2012. We are currently evaluating the impact the application of this amendment will have on our condensed consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 were effective for the Company's 2010 interim and annual reporting periods. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements were effective for the Company's 2011 interim and annual reporting periods. The adoption of these provisions did not have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2010 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than one year from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than one year from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At June 30, 2011, and December 31, 2010, we held primarily cash equivalents and short-term and long-term investments with fixed interest rates.

Foreign Currency Exchange Risk. We transact business in various foreign countries. Our primary foreign currency cash flows are in Asia and Western Europe and involve a contract with one of our suppliers (OKI). Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts; however, the contract prices to purchase wafers from OKI were denominated in Japanese yen until June of 2011, and the agreement allowed for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. The purchase price was fixed at a base rate and allowed for some sharing of the impact of exchange rate fluctuations from the base rate. We are currently renegotiating our purchase contract with OKI.

One of our other major suppliers, Epson, has a wafer supply agreement based in U.S. dollars, however, the agreement with Epson also allows for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and Epson review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between both parties.

Nevertheless, as a result of our above-mentioned supplier agreements, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 1.7 percentage points; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from our Japanese suppliers and could subject our gross profit and operating results to the potential for material fluctuations.

At June 30, 2011, and December 31, 2010, we did not have material cash or investments denominated in foreign currencies, and therefore had no material foreign currency exchange risk related to our cash and investments.

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
Evaluation of Disclosure Controls and Procedures
        Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
         There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note12, Legal Proceedings, in our Notes to Condensed Consolidated Financial Statements included earlier in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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
Some of the factors that could affect our operating results include the following:

•	the volume and timing of orders received from customers;

•	competitive pressures on selling prices;

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors;

•	the inability to adequately protect or enforce our intellectual property rights;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen;

•	an audit by the Internal Revenue Service, which is asserting that we owe additional taxes relating to a number of tax related positions;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	risks associated with acquisitions and strategic investments;

•	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change:

•	interruptions in our information technology systems; and

•	earthquakes, terrorists acts or other disasters.

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 66% and 62% of our net revenues for the quarter ended June 30, 2011 and the year ended December 31, 2010, respectively. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

*We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. We have supply arrangements for the production of wafers with OKI, XFAB

NEC and Epson. Our contracts with these suppliers expire in April 2018, December 2012, August 2014 and December 2020, respectively. Although certain aspects of our relationships with OKI (purchased by Rohm Co. of Japan as of October 1, 2008), XFAB, NEC (acquired by Renesas Technology Corporation in 2010) and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with OKI, XFAB, NEC and Epson in the future, and that the wafer foundries' capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from OKI, XFAB, NEC or Epson could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.
Although we provide our foundries with rolling forecasts of our production requirements, their ability to provide wafers to us is ultimately limited by the available capacity of the wafer foundry. Any reduction in wafer foundry capacity available to us could require us to pay amounts in excess of contracted or anticipated amounts for wafer deliveries or require us to make other concessions to meet our customers' requirements, or may limit our ability to meet demand for our products. Further, to the extent demand for our products exceeds wafer foundry capacity, this could inhibit us from expanding our business and harm relationships with our customers. Any of these concessions or limitations could harm our business.
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
In addition, if prices for commodities used in our products increase significantly, raw material costs would increase for our suppliers which could result in an increase in the prices our suppliers charge us. (Recent increases in the price of gold and copper, which is used in our IC packages and lead frames, respectively, have in fact increased our product costs to some degree.) To the extent we are not able to pass these costs on to our customers; this would have an adverse effect on our gross margins.
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

*Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, may impact our gross margin. Until June 2011, our agreement to purchase wafers from OKI was denominated in Japanese yen; currently we are renegotiating our purchase contract with OKI. Our agreement to purchase wafers from Epson is denominated in U.S. dollars. The agreements with these vendors allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Nevertheless, changes in the exchange rate between the U.S. dollar and the Japanese yen could subject our gross profit and operating results to the potential for material fluctuations.

*We are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of tax related positions, and if we are not successful in defending our positions we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities. In connection with an IRS audit of our United States federal income tax returns for fiscal years 2002 and 2003, the IRS proposed a material adjustment related to our research and development cost-sharing arrangement. We are disputing the proposed adjustment, but at the request of the IRS, we agreed to rollover the disputed proposed adjustment into the audit of our United States Federal income tax returns for fiscal years 2004 through 2006. In the quarter ended March 31, 2011, we received Notices of Proposed Adjustments from the IRS showing proposed changes to our taxable income for fiscal years 2003 through 2006, primarily related to our intercompany research and development cost-sharing arrangement. The fiscal years 2007 through 2009 are also under audit by the IRS. While the IRS has not completed its audit for these years, we anticipate that it will again propose an adjustment related to our intercompany research and development cost-sharing arrangement.

We believe the IRS's position with respect to the proposed adjustment related to our research and development cost-sharing arrangement is inconsistent with applicable tax law, and that we have a meritorious defense to our position. Accordingly, we intend to continue to challenge the IRS's position on this matter vigorously. While we believe the IRS's asserted position on this matter is not supported by applicable law, we may be required to make additional payments in order to resolve this matter. If this matter is litigated and the IRS is able to successfully sustain its position, our results of operations and financial condition could be materially and adversely affected. Resolution of this matter could take considerable time, possibly years.

Securities laws and regulations, including potential risk resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002, will continue to impact our results. Complying with the requirements of the Sarbanes-Oxley Act of 2002 and NASDAQ's conditions for continued listing have imposed significant legal and financial compliance costs, and are expected to continue to impose significant costs and management burden on us. These rules and regulations also may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly qualified members to serve on our audit committee. Further, the rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which are to become effective throughout 2011, are also expected to continue to impose significant costs and management burden on us.
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

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use certain technologies.  We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 12, Legal Proceedings, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I.  For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued for patent infringement in China, where the outcome of litigation can be more uncertain than in the United States.  Should we ultimately be determined to be infringing on another party's patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly.  In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed.  We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.  Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

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

    Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% and 95% of our net revenues for the quarter ended June 30, 2011 and the year ended December 31, 2010, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

In addition, we cannot be sure that we will be able to adjust to changing market demands as quickly and cost-effectively as necessary to compete successfully. Furthermore, we cannot assure that we will be able to introduce new products in a timely and cost-effective manner or in sufficient quantities to meet customer demand or that these products will achieve market acceptance. Our failure, or our customers' failure, to develop and introduce new products successfully and in a timely manner would harm our business. In addition, customers may defer or return orders for existing products in response to the introduction of new products. When a potential liability exists we will maintain reserves for customer returns, however we cannot assure that these reserves will be adequate.

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

Changes in environmental laws and regulations may increase our costs related to obsolete products in our existing inventory. Changing environmental regulations and the timetable to implement them continue to impact our customers' demand for our products. As a result there could be an increase in our inventory obsolescence costs for products manufactured prior to our customers' adoption of new regulations. Currently we have limited visibility into our customers' strategies to implement these changing environmental regulations into their business. The inability to accurately determine our customers' strategies could increase our inventory costs related to obsolescence.

*Interruptions in our information technology systems could adversely affect our business. We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Any significant system or network disruption, including but not limited to new system implementations, computer viruses, security breaches, or energy blackouts could have a material adverse impact on our operations, sales and operating results. We have implemented measures to manage our risks related to such disruptions, but such disruptions could still occur and negatively impact our operations and financial results. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
April 1 to April 30, 2011	—	$—	—	$50.0
May 1 to May 31, 2011	5,000	$36.57	5,000	$49.8
June 1 to June 30, 2011	116,841	$35.93	116,841	$45.6
Total	121,841		121,841

(1)
In February 2011, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. Repurchases are executed according to certain pre-defined price/volume guidelines set by the board of directors. This program commenced in February 2011, and has no expiration date.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	August 8, 2011	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.4	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.4.

10.1	Wafer Supply Agreement by and between Power Integrations, Inc. and NEC Electronics America, Inc., a California corporation (“NEC”), dated August 1, 2008.*

10.2	Amendment Number One to Wafer Supply Agreement by and between the Company and NEC, effective March 20, 2009.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.
_____________

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