Form 10-Q
period 2011-09-30
POWER INTEGRATIONS INC
filed 2011-11-07
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 21, 2011
Common Stock, $.001 par value	28,052,418

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,578	$155,667
Short-term investments	48,932	27,355
Accounts receivable, net of allowances of $202 and $275 in 2011 and 2010, respectively (Note 2)	10,330	5,713
Inventories	51,763	62,077
Deferred tax assets	1,440	1,435
Prepaid expenses and other current assets	6,864	9,263
Total current assets	267,907	261,510
INVESTMENTS	25,022	31,760
PROPERTY AND EQUIPMENT, net	85,271	84,470
INTANGIBLE ASSETS, net	9,066	9,795
GOODWILL	14,786	14,826
DEFERRED TAX ASSETS	12,637	13,421
OTHER ASSETS	25,799	17,288
Total assets	$440,488	$433,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,318	$20,291
Accrued payroll and related expenses	6,290	7,395
Taxes payable	1,759	—
Deferred income on sales to distributors	10,316	12,221
Other accrued liabilities	2,613	9,548
Total current liabilities	38,296	49,455
LONG-TERM INCOME TAXES PAYABLE	33,805	29,580
Total liabilities	72,101	79,035
COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 12)
STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	166,007	175,295
Accumulated other comprehensive income	80	85
Retained earnings	202,272	178,627
Total stockholders’ equity	368,387	354,035
Total liabilities and stockholders’ equity	$440,488	$433,070
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NET REVENUES	$75,063	$75,452	$232,009	$226,817
COST OF REVENUES	40,020	36,447	122,917	110,402
GROSS PROFIT	35,043	39,005	109,092	116,415

OPERATING EXPENSES:
Research and development	10,345	9,348	30,563	26,133
Sales and marketing	7,990	7,657	24,342	22,104
General and administrative	6,145	6,746	18,761	19,223
Total operating expenses	24,480	23,751	73,666	67,460
INCOME FROM OPERATIONS	10,563	15,254	35,426	48,955
OTHER INCOME
Other income, net	552	415	1,455	1,379
Total other income	552	415	1,455	1,379
INCOME BEFORE PROVISION FOR INCOME TAXES	11,115	15,669	36,881	50,334
PROVISION FOR INCOME TAXES	3,603	3,035	8,916	9,800
NET INCOME	$7,512	$12,634	$27,965	$40,534

EARNINGS PER SHARE:
Basic	$0.26	$0.45	$0.97	$1.46
Diluted	$0.25	$0.43	$0.93	$1.38

SHARES USED IN PER SHARE CALCULATION:
Basic	28,799	27,894	28,789	27,737
Diluted	29,879	29,283	30,195	29,406
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,965	$40,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,337	8,974
Amortization of intangibles	729	504
Gain on sale of property and equipment	(41)	(344)
Stock-based compensation expense	6,617	7,459
Amortization of premium on held to maturity investments	1,255	1,337
Deferred income taxes	779	249
Decrease in accounts receivable allowances	(74)	(25)
Excess tax benefit from stock options exercised	(729)	(939)
Tax benefit associated with employee stock plans	1,826	1,951
Change in operating assets and liabilities:
Accounts receivable	(4,542)	13,854
Inventories	10,184	(22,796)
Prepaid expenses and other assets	2,823	4,610
Accounts payable	(1,090)	93
Taxes payable and accrued liabilities	4,891	4,305
Deferred income on sales to distributors	(1,904)	5,808
Net cash provided by operating activities	60,026	65,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,229)	(21,833)
Proceeds from sale of property and equipment	2,249	1,415
Other assets	(1,271)	—
Acquisition (Note 14)	(6,914)	(8,598)
Increase in financing lease receivables	(7,978)	—
Collections of financing lease receivable	314	—
Note to third party	(3,000)	(6,750)
Collection of note to third party	3,000	—
Purchases of held-to-maturity investments	(31,269)	(27,224)
Proceeds from maturities of held-to-maturity investments	15,175	26,491
Net cash used in investing activities	(45,923)	(36,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	18,218	17,987
Repurchase of common stock	(35,819)	(13,960)
Retirement of shares for income tax withholding	—	(769)
Payments of dividends to stockholders	(4,320)	(4,163)
Excess tax benefit from stock options exercised	729	939
Net cash (used in) provided by financing activities	(21,192)	34

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,089)	29,109
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	155,667	134,974
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,578	$164,083

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$3,486	$1,008
Conversion of notes receivable in connection with acquisition (Note 14)	$—	$1,752
Application of prepayment to acquisition (Note 14)	$—	$1,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$553	$1,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Short-Term and Long-Term Investments

Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of September 30, 2011 and December 31, 2010, the Company's short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, corporate commercial paper, certificates of deposit and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value.

Amortized cost and estimated fair market value of investments classified as held-to-maturity at September 30, 2011, are as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
Commercial paper	$7,000	$—	$—	$7,000
Corporate securities	11,602	4	(1)	11,605
Total	$18,602	$4	$(1)	$18,605

Investments due in 4-12 months:
Corporate securities	$27,330	$241	(30)	$27,541
Certificates of deposit	10,000	8	—	10,008
Total	$37,330	$249	(30)	$37,549
Investments due in more than 12 months:
Corporate securities	$25,022	$25	$(141)	$24,906
Total	$25,022	$25	$(141)	$24,906
Total investment securities	$80,954	$278	$(172)	$81,060

Amortized cost and estimated fair market value of investments classified as held-to-maturity at December 31, 2010 are as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
Commercial paper	$7,135	$—	$—	$7,135
Corporate securities	1,508	—	(1)	1,507
Total	$8,643	$—	$(1)	$8,642

Investments due in 4-12 months:
Corporate securities	$21,255	$84	$—	$21,339
U.S. government securities	5,095	20	—	5,115
U.S. municipal securities	1,005	3	—	1,008
Total	$27,355	$107	$—	$27,462

Investments due in more than 12 months:
Corporate securities	$31,760	$648	$—	$32,408
Total	$31,760	$648	$—	$32,408

Total investment securities	$67,758	$755	$(1)	$68,512
Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Shipping terms to international OEM customers and merchant power supply manufacturers from the Company's facility in California are “delivered at frontier” (“DAF”). As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Shipping terms to international OEMs and merchant power supply manufacturers on shipments from the Company's facility outside of the United States are “EX Works” ("EXW"), meaning that title to the product transfers to the customer upon shipment from the Company's foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are “free on board” (“FOB”) point of origin meaning that title is passed to the customer upon shipment. Revenue is recognized upon title transfer for sales to OEMs and merchant power supply manufacturers, assuming all other criteria for revenue recognition are met as described below.

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company makes sales to distributors and retail partners and recognizes revenue based on a sell-through method. Sales to distributors are made under terms allowing certain price protection and rights of return on the Company's products held by the distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell the Company's products to their customers. The Company determines the amounts to defer based on the level of actual inventory on hand at the distributors as well as inventory in transit to the distributors. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of September 30, 2011 and December 31, 2010 was approximately $22.1 million and $24.7 million, respectively. The total deferred cost as of September 30, 2011 and December 31, 2010 was approximately $11.8 million and $12.5 million, respectively.

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

In February 2011, the board of directors authorized the use of an additional $50.0 million for the repurchase of the Company's common stock, with repurchases to be executed according to certain pre-defined price/volume guidelines set by the board of directors. In the nine months ended September 30, 2011, the Company repurchased 1.1 million shares for a total cost of $35.8 million, leaving $14.2 million remaining for future repurchases. There is currently no expiration date for this stock repurchase program.

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

In October 2010, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The first quarterly dividend payment of approximately $1.4 million was made on March 31, 2011, to stockholders of record as of February 28, 2011, the second quarterly dividend payment of $1.4 million was made on June 30, 2011 to stockholders of record as of May 31, 2011 and the third payment of $1.4 million was made on September 30, 2011 to stockholders of record as of August 31, 2011. The Company expects that the remaining quarterly dividend will result in a similar use of cash. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company's stockholders.

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
Comprehensive Income

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$7,512	$12,634	$27,965	$40,534
Other comprehensive income:
Translation adjustments	(78)	105	(5)	50
Total comprehensive income	$7,434	$12,739	$27,960	$40,584

Components of the Company's Condensed Consolidated Balance Sheet
Accounts Receivable (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable trade	$32,764	$30,656
Accrued ship and debit and rebate claims	(22,232)	(24,839)
Allowance for doubtful accounts	(202)	(275)
Other	—	171
Total	$10,330	$5,713
Prepaid Expenses and Other Current Assets (in thousands):

	September 30, 2011	December 31, 2010
Prepaid legal fees	$1,000	$4,000
Prepaid inventory (Note 16)	—	917
Prepaid income tax	1,351	1,117
Prepaid maintenance agreements	786	554
Interest receivable	788	737
Other	2,939	1,938
Total	$6,864	$9,263

Other Assets (in thousands):

	September 30, 2011	December 31, 2010
Prepaid royalty (Note 15)	$10,000	$10,000
Investment in third party (Note 15)	7,000	7,000
Financing lease receivables and deposits (Note 17)	7,215	—
Other	1,584	288
Total	$25,799	$17,288
Other Accrued Liabilities (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2011	December 31, 2010
Accrued payment for acquisition (Note 14)	$—	$6,955
Accrued professional fees	1,354	1,013
Accrued expense for engineering wafers	529	502
Advances from customers	498	713
Other	232	365
Total	$2,613	$9,548

3. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans
As of September 30, 2011, the Company had five stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan").  The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants.  As of September 30, 2011, the maximum remaining number of shares that may be issued under the 2007 Plan was 6,825,949 shares, which consists of the shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan.  Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant.  Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

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

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

1998 Nonstatutory Stock Option Plan

In July 1998, the board of directors adopted the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”); whereby the board of directors may grant nonstatutory stock options to employees and consultants, but only to the extent that such options do not require approval of the Company's stockholders. The 1998 Plan has not been approved by the Company's stockholders. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the Company's common stock on the date of grant. As of September 30, 2011, the maximum number of shares that may be issued under the 1998 Plan was 1.0 million and as of that date no shares are available for future issuance. In general, options vest over 48 months. Options generally have a maximum term of ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

On July 28, 2009, the 1998 Plan was amended generally to prohibit outstanding options from being amended 1) to reduce the exercise price of such outstanding options or 2) canceled in exchanged for cash, other awards or options with a lower exercise price without stockholder approval.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of September 30, 2011, 2,345,615 shares had been purchased and 654,385 shares were reserved for future issuance under the Purchase Plan.

Stock-Based Compensation

The Company applies the provisions of ASC 718-10. Under the provisions of ASC 718-10, the Company recognizes the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants,

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Estimated Forfeitures. The Company uses historical data to estimate pre-vesting forfeitures, and records share-based compensation expense only for those awards that are expected to vest.

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and nine months ended September 30, 2011 and September 30, 2010 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$128	$153	$584	$481
Research and development	564	1,125	2,354	2,782
Sales and marketing	449	727	1,659	1,776
General and administrative	527	930	2,020	2,438
Total stock-based compensation expense	$1,668	$2,935	$6,617	$7,477

As of September 30, 2011 there were approximately $6.7 million, net of expected forfeitures, of total unrecognized compensation expense related to stock options. The unrecognized compensation expense at September 30, 2011 is expected to be recognized over a weighted-average period of 2.0 years.

As of September 30, 2011, the Company had $11.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units. The unamortized compensation expense will be recognized on a straight-line basis over a weighted-average period of 3.2 years.

As of September 30, 2011, the total unrecognized compensation cost under the Purchase Plan to purchase the Company's common stock was approximately $0.4 million. The Company will amortize this cost on a straight-line basis over approximately 0.5 years.

Stock compensation expense in the three months ended September 30, 2011 was $1.7 million (comprised of approximately $1.0 million related to stock options, a reduction of $0.7 million related to performance shares that are not expected to vest in 2011 (see the performance-based awards section below for details), $1.1 million related to restricted stock units and $0.3 million related to the Purchase Plan). Stock compensation expense in the nine months ended September 30, 2011 was $6.6 million (comprised of approximately $3.1 million related to stock options, $2.5 million related to restricted stock

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

units, $0.9 million related to the Purchase Plan and $0.1 million in compensation expense amortized from beginning inventory).

Stock compensation expense in the three and nine months ended September 30, 2010, was $2.9 million (comprised of approximately $1.3 million related to stock options, $1.0 million related to performance shares, $0.5 million related to restricted stock units, $0.2 million related to the Purchase Plan, partially offset by $0.1 million in compensation expense capitalized into inventory) and $7.5 million (comprised of approximately $4.0 million related to stock options, $2.0 million related to performance shares, $0.8 million related to restricted stock units, $0.8 million related to the Purchase Plan, partially offset by $0.1 million in compensation expense capitalized into inventory), respectively.

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Risk-free interest rates	1.46%	1.53%	1.46% - 2.20%	1.53% - 2.25%
Expected volatility rates	44%	45%	44%	45% - 48%
Expected dividend yield	0.59%	0.62%	0.54% - 0.59%	0.54% - 0.62%
Expected term of stock options (in years)	6.00	5.12	6.00	5.12
Weighted-average grant date fair value of options granted	$15.58	$12.61	$15.66	$14.82

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Risk-free interest rates	0.16%	0.20%	0.16% - 0.17%	0.17% - 0.20%
Expected volatility rates	37%	43%	37%	36% - 43%
Expected dividend yield	0.59%	0.62%	0.51% - 0.59%	0.34% - 0.62%
Expected term of purchase right (years)	0.50	0.50	0.50	0.50
Weighted-average estimated fair value of purchase rights	$8.93	$9.49	$9.15	$8.65

A summary of stock option activity under the Plans, excluding performance-based shares and restricted stock units, as of September 30, 2011, and changes during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	4,433	$22.68
Granted	164	37.37
Exercised	(734)	19.63
Forfeited or expired	(63)	25.02
Outstanding at September 30, 2011	3,800	$23.87	4.83	$27,924
Exercisable at September 30, 2011	3,119	$22.90	4.08	$24,599
Vested and expected to vest at September 30, 2011	3,760	$23.76	4.79	$27,854

The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $1.8 million and $13.4 million, respectively, and the intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $1.1 million and $18.4 million, respectively.

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-based Awards

Under the performance-based awards program, the Company grants awards in the first half of the performance year in an amount equal to twice the target number of shares to be issued if the target performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company's performance. The performance metrics of this program are annual targets consisting of net revenue and non-GAAP operating earnings. Each performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.

During the nine months ended September 30, 2011, the Company issued approximately 98,000 performance-based awards to employees and executives. As the net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets. The cost of performance-based awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed. The Company does not believe the net revenue and non-GAAP operating earnings performance targets will be met in 2011, and therefore reversed $0.7 million of previously recognized expense during the three months ended September 30, 2011.

In January 2011, it was determined that the Company had reached the maximum level of the established performance targets for the performance-based awards granted in 2010. Accordingly, the 85,000 performance-based awards, which were fully vested, were released to the Company's employees and executives in the first quarter of 2011.

A summary of performance-based awards outstanding as of September 30, 2011, and activity during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	85	$34.97
Granted	98	36.57
Vested	(85)	34.97
Forfeited or expired	(6)	36.61
Outstanding at September 30, 2011	92	$36.57	0.25	$2,817
Vested and expected to vest at September 30, 2011	—		0.25	$—

The weighted-average grant-date fair value per share of performance-based awards granted in the three months ended September 30, 2011 was approximately $30.58, there were no performance-based awards granted in the three months ended September 30, 2010. The weighted-average grant-date fair value per share of performance-based awards granted in the nine months ended September 30, 2011 and 2010 was approximately $36.57 and $34.86, respectively. The grant date fair value of awards released, which were fully vested, in the nine months ended September 30, 2011 and 2010 was approximately $3.0 million and $2.3 million, respectively. There were no performance-based awards released in either of the three months ended September 30, 2011 and September 30, 2010.

Restricted Stock Units (RSUs)

The Company grants restricted stock units to employees under the 2007 Plan. RSUs granted to employees typically vest ratably over a four-year period, and are converted into shares of the Company's common stock upon vesting on a one-for-one basis subject to the employee's continued service to the Company over that period. The cost of the RSUs is determined using the fair value of the Company's common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2007 plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.
A summary of RSUs outstanding as of September 30, 2011, and changes during the nine months then ended, is as

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	260	$36.30
Granted	253	36.16
Vested	(58)	36.30
Forfeited or expired	(25)	37.28
Outstanding at September 30, 2011	430	$36.16	1.89	$13,154
Outstanding and expected to vest at September 30, 2011	379		1.87	$11,591

The weighted-average grant-date fair value of RSUs awarded in the three and nine months ended September 30, 2011 was approximately $33.21 and $36.16, respectively. The weighted-average grant-date fair value of RSUs awarded in the three and nine months ended September 30, 2010 was approximately $33.71 and $36.53, respectively. The grant date fair value of awards vested in the three and nine months ended September 30, 2011 was approximately $0.2 million and $2.1 million, respectively; and $17,000 in the three months ended September 30, 2010. No RSUs vested in the first six months of 2010.

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
On October 22, 2010, the Company entered into an agreement with SemiSouth Laboratories, pursuant to which, among other things, the Company may be obligated to acquire SemiSouth if SemiSouth meets certain financial performance conditions on or before June 30, 2013. At September 30, 2011, the Company determined the fair value of this potential obligation to be zero. The Company used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero. The Company derived the Level 2 inputs principally from corroborated observable market data (i.e., correlation values). See Note 15, Investment in Third Party, below for further details on the valuation method used. The Company updates the estimated fair value of this potential obligation quarterly. Any changes are recorded in its unaudited condensed consolidated statements of income.
The fair value hierarchy of the Company's marketable securities and investments at September 30, 2011 and December 31, 2010, was as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement at
	September 30, 2011
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$7,000	$—	$7,000
Money market funds	33,827	33,827	—
Certificates of deposit	10,000	—	10,000
Corporate securities	63,954	—	63,954
Total	$114,781	$33,827	$80,954

	Fair Value Measurement at
	December 31, 2010
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$7,135	$—	$7,135
Money market funds	52,951	52,951	—
U.S. Government debt securities	6,100	—	6,100
Corporate securities	54,523	—	54,523
Total	$120,709	$52,951	$67,758

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the nine months ended September 30, 2011 and the twelve months ended December 31, 2010.

The Company was issued a $3.0 million note from SemiSouth in the second quarter of 2011, which was classified as Level 3 in the fair value hierarchy. The note was classified as Level 3 as there was no market data for this instrument. The Company held the note to maturity, which occurred on August 15, 2011. The following table presents the changes in Level 3 investments for the nine months ended September 30, 2011 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Note Receivable
Beginning balance at January 1, 2011	$—
Purchases and issuances	3,000
Settlements	(3,000)
Ending balance at September 30, 2011	$—

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

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2011	December 31, 2010
Raw materials	$9,636	$20,334
Work-in-process	10,144	13,171
Finished goods	31,983	28,572
Total	$51,763	$62,077

6. GOODWILL AND INTANGIBLE ASSETS:

The carrying amount of goodwill was $14.8 million as of September 30, 2011 and December 31, 2010.

Intangible assets consist primarily of acquired licenses, in-process research and development and patent rights, and are reported net of accumulated amortization. In August 2010, the Company acquired an early-stage research and development company, resulting in the addition of in-process research and development of $4.7 million. In December 2010, the Company acquired Qspeed Semiconductor resulting in the addition of customer relationships of $0.9 million, and developed technology of $1.8 million (see Note 14, Acquisitions, below). The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the acquired license or patent rights, which range from five to ten years, with the exception of $4.7 million of in-process research and development which will be amortized once the development is completed and products are available for sale. The Company does not expect the amortization for its in-process research and development to begin in 2011. Amortization for acquired intangible assets was approximately $0.2 million and $0.2 million in the three months ended September 30, 2011 and September 30, 2010, respectively, and $0.7 million and $0.5 million in the nine months ended September 30, 2011 and 2010, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	September 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(1,650)	1,350	3,000	(1,425)	1,575
Patent rights	1,949	(1,922)	27	1,949	(1,760)	189
Developed technology	2,920	(746)	2,174	2,920	(489)	2,431
Customer relationships	910	(85)	825	910	—	910
Other intangibles	37	(37)	—	37	(37)	—
Total intangible assets	$13,506	$(4,440)	$9,066	$13,506	$(3,711)	$9,795

The estimated future amortization expense related to intangible assets at September 30, 2011 is as follows:

Fiscal Year		Estimated Amortization (in thousands)
2011	(remaining 3 months)	$214
2012		755
2013		755
2014		754
2015		592
Thereafter		1,306
Total (1)		$4,376
_______________

(1)	The total above excludes $4.7 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Customer Concentration
Ten customers accounted for approximately 65% and 64% of net revenues for the three months ended September 30, 2011 and September 30, 2010, respectively, and 65% and 64% of revenues for the nine months ended September 30, 2011 and September 30, 2010, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2011	2010	2011	2010
A	19%	18%	19%	16%
B	12%	11%	12%	11%

Customers A and B are distributors of the Company's products. No other customers accounted for 10% or more of the Company's net revenues in those periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2011 and December 31, 2010, 71% and 76%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	September 30, 2011	December 31, 2010
A	21%	21%
B	15%	*
 _______________
*less than 10%
Customers A and B are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s accounts receivable in these periods.

International Sales

The Company markets its products through its sales personnel and a worldwide network of distributors. As a

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

percentage of total net revenues, international sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Hong Kong/China	40%	35%	38%	32%
Taiwan	18%	23%	21%	24%
Korea	16%	18%	16%	19%
Western Europe (excluding Germany)	10%	9%	10%	8%
Japan	7%	5%	6%	6%
Singapore	2%	2%	2%	2%
Germany	1%	1%	1%	2%
Other	2%	1%	2%	2%
Total foreign revenue	96%	94%	96%	95%

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States.

Product Sales

Approximately 97% to 99% of the Company's sales in the three and nine months ended September 30, 2011 and 2010, respectively, were from its three primary groupings of low-power AC-DC power-conversion products - TOPSwitch, TinySwitch and LinkSwitch. Approximately 1% to 3% of the Company's sales came from other product families, principally the Company's DPA-Switch family of high-voltage DC-DC products, and in the first three quarters of 2011, the Company's Hiper family of products which includes both power-conversion and power-factor-correction products for high-power applications.

Revenue mix by product family for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product Family	2011	2010	2011	2010
LinkSwitch	43%	39%	42%	37%
TinySwitch	33%	37%	33%	38%
TOPSwitch	21%	23%	23%	24%
Other	3%	1%	2%	1%

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income	$7,512	$12,634	$27,965	$40,534
Weighted-average common shares	28,799	27,894	28,789	27,737
Basic earnings per share	$0.26	$0.45	$0.97	$1.46
Diluted earnings per share (1):
Net income	$7,512	$12,634	$27,965	$40,534
Weighted-average common shares	28,799	27,894	28,789	27,737
Effect of dilutive securities:
Employee stock plans	1,080	1,389	1,406	1,669
Diluted weighted-average common shares	29,879	29,283	30,195	29,406
Diluted earnings per share	$0.25	$0.43	$0.93	$1.38
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share when they become contingently issuable per ASC 260-10, Earnings per Share and excludes such shares when they are not contingently issuable. The Company has excluded all performance-based awards underlying the fiscal 2011 and 2010 awards as those shares were not contingently issuable as of the end of the period.

Approximately 410,000 shares and 530,000 shares attributable to stock-based awards for the three months ended September 30, 2011 and 2010, respectively, and 276,000 shares and 139,000 shares attributable to stock-based awards for the nine months ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive.

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

As of September 30, 2011, the Company continues to maintain a valuation allowance on a portion of its California deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company's effective tax rates for the three and nine months ended September 30, 2011 were 32.4% and 24.2%, respectively. The difference between the expected statutory rate of 35% and the Company's effective tax rate for

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the three and nine months ended September 30, 2011 was primarily due to the beneficial impact of the geographic distribution of the Company's world-wide earnings and the beneficial impact of a research and experimentation tax credit. The difference between the expected statutory rate of 35% and the Company's effective tax rate of 19.4% and 19.5% for the three and nine months ended September 30, 2010, respectively, was due primarily to the beneficial impact of the geographic distribution of the Company's world-wide earnings, and the favorable impact from the expected federal investment tax credit on the Company's solar-power installation.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2011. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

11. COMMITMENTS:

The Company purchases wafers through purchase orders from its foundries. All but one of the Company's wafer agreements were executed in U.S. currency. Until June 2011, this one foundry required wafer purchases to be in Japanese yen; however, the purchase price within this agreement was fixed at a base rate and allowed for some sharing of the impact of exchange rate fluctuations from the base rate. The currency fluctuation experienced between the time invoices were submitted to the Company until the time the yen was purchased and remitted to the supplier was a financial responsibility of the Company. The Company accounted for the gain or loss related to the payment of these transactions as part of other income or expense. The Company has renegotiated its supply agreement with this foundry to purchase wafers in U.S. currency, see below for our revised supply agreement.

Two of our major suppliers have wafer supply agreements based in U.S. dollars; however, our agreements with these foundries also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between the Company and each of these suppliers.

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LEGAL PROCEEDINGS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450-10, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as "Fairchild") in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations' patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company's consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company's favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys' fees, among other things. On September 24, 2008, the Court denied Fairchild's motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company's motion for increased damages and attorneys' fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild's request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court's refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild's pending motion, but the Federal Circuit dismissed Fairchild's appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness shortly thereafter. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents. The Court also invited briefing on enhanced damages and attorneys' fees, and Fairchild filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild's request to amend the findings regarding Fairchild's willful infringement and doubled the damages award against Fairchild but declined to award attorneys' fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild has filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company has filed a cross-appeal seeking to increase the damages award. Briefing on the appeal is now complete, and a hearing is expected in the coming months.

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

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company's patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents; the Company contests these new claims vigorously, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company, leaving just one Fairchild patent in the case. The Court held a claim construction hearing on March 24, 2011 and issued a first claim construction order regarding the Company's asserted patents on July 13, 2011 and a second claim construction order regarding Fairchild's asserted patent on August 30, 2011. Discovery is currently under way.

In February 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People's Republic of China. The proceedings are still in their early stages, with no hearings or trial currently scheduled. The suits assert four Chinese patents and seek an injunction and damages of approximately $17.0 million. Power Integrations Netherlands has filed invalidation proceedings for all four asserted SG patents in the People's Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010 and rulings expected in the coming months. The Company believes the Fairchild and SG claims discussed above are without merit and intends to contest them vigorously.

On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (“PTO”) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on these motions is now complete, with a ruling expected in the coming months. No schedule has been set for the case.

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

While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any such pending legal proceeding or claim will result in a judgment or settlement that would have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, (ASC Topic 350). Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

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

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

15. INVESTMENT IN THIRD PARTY:

On October 22, 2010, the Company made a $7.0 million investment in preferred stock of a privately held company, SemiSouth Laboratories (“SemiSouth”). Also in October 2010, the Company paid $10.0 million as a prepaid royalty in exchange for the right to use SemiSouth's technology. The Company will amortize the royalty to cost of revenues based on the Company's sales of products incorporating the licensed technology. The Company classified its investment, with a carrying value of $7.0 million, and prepaid royalty of $10.0 million within Other Assets in the Company's condensed consolidated balance sheet as of September 30, 2011. The Company does not expect to amortize the prepaid royalty in 2011.

In February 2011, the Company entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the term of the agreement, SemiSouth can borrow up to $8.6 million through January 2013. As of September 30, 2011, a total of $8.0 million had been funded, comprised of; $3.9 million funded, less payments withheld under this lease arrangement to finance capital equipment commencing in February 2011, and $4.1 million paid as deposits on equipment which the Company will lease to SemiSouth upon delivery of such equipment, refer to Note 17, Lease Line to Third Party, for details. The Company included the lease line receivable and deposits on equipment in Other Assets and Prepaid Expenses and Other Current Assets in its condensed consolidated balance sheet at September 30, 2011.
The Company has determined that its investment in SemiSouth, in which the Company holds less than 20% equity interest, is a variable interest entity (“VIE”) in which the Company is not the primary beneficiary. The primary factors in the

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's assessment were; (i) SemiSouth's management team and board of directors were solely responsible for all business and financial decisions for SemiSouth and (ii) the Company does not have the ability through this VIE to direct the activities that significantly impact the economic performance of SemiSouth. The Company accounts for its non-marketable investment in SemiSouth under the cost method.

The Company's maximum exposure to loss as a result of its interest in SemiSouth is limited to the aggregate of the carrying value of our equity investment, and up to $8.6 million for the lease line agreement. There were no additional future funding commitments to SemiSouth as of September 30, 2011.
The Company's investment in SemiSouth is periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, SemiSouth's financial condition, pricing in recent rounds of financing, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

The Company's 2010 agreement with SemiSouth provides, among other things, that the Company has the option to acquire SemiSouth in the future (“Call Option”) and that the Company may be obligated to acquire SemiSouth at a future date if SemiSouth achieves certain financial performance conditions (“Put Option”). The Put and Call Options terminate on the date that is approximately a month following delivery to the Company of SemiSouth's financial statements for the quarter ending June 30, 2013.

The Call Option can be exercised by the Company at a multiple of SemiSouth's annualized net operating profits after tax (“NOPAT”) (based on the average of such measures during certain months), as defined in the agreement. The multiple is intended to result in an acquisition price equal to the estimated fair value of SemiSouth. The minimum acquisition price would be $36 million.

The Put Option can only be exercised by SemiSouth once certain revenue and profit metrics have been reached.  At that time, SemiSouth could obligate the Company to acquire SemiSouth at a multiple of SemiSouth's NOPAT. The multiple is intended to result in an acquisition price equal to the estimated fair value of SemiSouth. In order to reach the revenue and profit metrics required to exercise the Put Option, SemiSouth would need to increase its quarterly revenue to approximately 27 times the level of revenues in the third quarter of 2011.

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

In July 2011, SemiSouth obtained $15 million of additional financing through the sale, and concurrent licensing back, of its intellectual property ("IP") with a financing company. In connection with this arrangement, the Company entered into a contingent purchase commitment with the financing company for SemiSouth's IP. The contingent purchase commitment requires the Company to purchase the IP previously owned by SemiSouth from its new owner for $15 million (plus reimbursement of certain expenses) under certain conditions generally relating to SemiSouth's failure to make certain payments or SemiSouth's insolvency. In this event, the agreement sets forth a process to be followed before the Company's purchase commitment matures. First, the agreement allows the Company to exercise its Call Option for a certain period of time and under certain conditions. If the Company does not initially exercise its Call Option, then SemiSouth can be sold to a third party during a period of time of up to approximately half a year (which period of time may be shortened by the new SemiSouth IP owner) or the Company could still exercise its Call Option. After that period of time elapses, the Company is obligated to purchase the SemiSouth IP for $15 million (plus reimbursement of certain expenses). The Company provided a $15 million letter of credit in August 2011 to the financing company to secure the contingent purchase commitment.

In addition, the Company entered into a contract in July 2011 with SemiSouth to act as a sales representative for SemiSouth. The sales representation agreement will allow the Company to earn a fee for its efforts in representing, promoting and soliciting orders for SemiSouth products. The contract can be terminated with or without cause by giving prior written notice to the other party.

16. SUPPLIER AGREEMENT:

POWER INTEGRATIONS, INC.
NOTES TO (Unaudited) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company entered into a wafer supply agreement amendment with one of its foundries in the third quarter of 2008, which amended its previous agreement with the foundry. The amended agreement includes a Company prepayment of $3.1 million for raw materials. Purchases of raw materials under this agreement were made based upon production build plans of the Company's wafers. As of December 31, 2010, $0.9 million remained prepaid under this agreement, and in the six months ended June 30, 2011, this prepayment was fully amortized. The Company included the prepayment in prepaid expenses and other current assets in its December 31, 2010, condensed consolidated balance sheet.

17. LEASE LINE TO THIRD PARTY:
In February 2011, the Company entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the term of the agreement, SemiSouth can borrow up to $8.6 million through January 2013 (reduced from $15.5 million at March 31, 2011). As of September 30, 2011, a total of $8.0 million had been funded, comprised of; $3.9 million funded, less payments withheld under this lease arrangement to finance capital equipment commencing in February 2011, and $4.1 million paid as deposits on equipment which the Company will lease to SemiSouth upon delivery of such equipment. The Company included the lease line receivable and deposits on equipment in Other Assets and Prepaid Expenses and Other Current Assets in its condensed consolidated balance sheet at September 30, 2011. The total lease payments related to the $3.9 million funded, including interest, will be received over a four-to-eight year term and are reflected in the table below (in millions):

Fiscal Year	Total Minimum Lease Payments
2011 (remaining 3 months)	$0.1
2012	0.6
2013	0.6
2014	0.6
2015	0.6
Thereafter	1.7
Total	$4.2

The Company assessed the credit worthiness of SemiSouth at the inception of the lease line, and is monitoring their credit quality on an ongoing basis. If the credit worthiness of SemiSouth diminishes the Company will establish a specific reserve against the lease line receivable at that time.

18. BANK LINE OF CREDIT:

In February 2011, the Company entered into an unsecured credit agreement with a bank (the “Credit Agreement”). Pursuant to the Credit Agreement, the Company can request, from time to time until February 2013, advances in an amount not to exceed an aggregate principal amount of $50.0 million, the proceeds of which can be used for working capital requirements and other general corporate purposes. The agreement also covers advances for commercial letters of credit. At September 30, 2011, the Company had a $15.0 million outstanding letter of credit in connection with a existing contingent purchase commitment (refer to Note 15, Investment in Third Party, for further details). The terms of this credit agreement require the Company to remain in compliance with certain financial and other covenants, which the Company is currently in compliance with.

19. SUBSEQUENT EVENTS:

In November 2011, the board of directors authorized the use of $30.0 million for the repurchase of the Company's common stock. Any repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors. There is no expiration date for this repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on June 15, 2011, and with management's discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 25, 2011. This discussion contains forward-looking statements, including our financial outlook, that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A-“Risk Factors” and elsewhere in this report.

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
While the size of the power-supply market fluctuates with changes in macroeconomic conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volumes of power supplies has largely been offset by reductions in the average selling price of components in this market. Therefore, the growth of our business depends primarily on our penetration of the power supply market, and our success in expanding the addressable market by introducing new products that address a wider range of applications. Our growth strategy includes the following elements:

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

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as light-emitting diodes, or LED. We believe this presents a significant opportunity for us because our ICs are used in power-supply (or “driver”) circuitry for high-voltage LED lighting applications.

•
Increase the penetration of our products in “high-power” applications. We believe we have developed and acquired new technologies and products that enable us to bring the benefits of highly integrated power supplies to applications requiring more than 50 watts of output. These include such applications as main power supplies for flat-panel TVs and desktop PCs, as well as power supplies for LED streetlights, game consoles, and notebook computers, among others.

Our quarterly operating results are difficult to predict and subject to significant fluctuations. We plan our production and inventory levels based on internal forecasts of projected customer demand, which is highly unpredictable and can fluctuate substantially. Customers typically may cancel or reschedule orders on short notice without significant penalty and, conversely, often place orders with very short lead times to delivery. Also, external factors such as global economic conditions and supply-chain dynamics can cause our operating results to be volatile. For example, our revenues decreased 6% in the three months ended September 30, 2011 compared with the prior quarter, and we expect a further decrease in the subsequent quarter; we believe the downturn in revenues is primarily the result of global macroeconomic factors.

Our net revenues were $75.1 million and $232.0 million in the three and nine months ended September 30, 2011, respectively, compared to $75.5 million and $226.8 million in the same periods of 2010. The slight decrease for the three-month period was driven primarily by lower sales of our products into the communications end market, where our products are primarily used in cell-phone chargers. The decline was partially offset by increased sales into the consumer, industrial and computer end markets. The increase for the nine-month period was driven primarily by increased sales into the industrial and computer end markets, partially offset by slightly lower sales into the communications end market.

Our top ten customers, including distributors that resell our products to OEMs and merchant power supply manufacturers, accounted for 65% of our net revenues in both the three and nine months ended September 30, 2011, compared to 64% of our net revenues in both the three and nine months ended September 30, 2010. Our top two customers, both distributors of our products, collectively accounted for approximately 31% of our net revenues in both the three and nine months ended September 30, 2011. In 2010, our top two customers, both distributors of our products, collectively accounted for approximately 29% and 27% of our net revenues, in the three- and nine-month periods ended September 30 2011, respectively. International sales comprised 96% of our net revenues in both the three and nine months ended September 30, 2011, and 94% and 95% in the three and nine months ended September 30, 2010, respectively.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Changes in the prices of raw materials used in our products, such as certain metals, can also affect our gross margin. Although our wafer-fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross profit margin are impacted by the volume of units we produce.

Our gross profit margin was 47% of net revenues in the three and nine months ended September 30, 2011, compared with 52% of net revenues and 51% of net revenues, respectively, in the three and nine months ended September 30, 2010. The decrease was due primarily to higher input costs as well as a less favorable product mix; the increase in input costs was driven primarily by the decline in the value of the U.S. dollar versus the Japanese yen, which has increased the cost of silicon wafers purchased from our Japanese wafer fabrication foundries, as well as the rise in the prices of certain materials, primarily gold and copper, used in the assembly of our products. While we cannot necessarily predict the future direction of our gross margin because many of the factors influencing it are outside of our control, we expect our gross margin to improve in the fourth quarter of this year as a result of product-cost improvements, primarily driven by silicon cost reductions.

Total operating expenses in the three and nine months ended September 30, 2011 were $24.5 million and $73.7 million, respectively, and $23.8 million and $67.5 million in the same periods in 2010, respectively. The increase in both the three and nine months ended September 30, 2011, compared with the same periods in the prior year, was driven primarily by increased payroll and related expenses due to increased headcount, including higher research and development headcount resulting from an acquisition we completed in the third quarter of 2010 and increases in sales and marketing headcount as a result of growth in our sales force. These increases were partially offset by decreased stock-based compensation expense, lower acquisition-related expenses (we acquired two businesses in 2010, refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details) and reduced legal expenses related to patent litigation (refer to Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements for recent activity).

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

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. A brief description of these critical accounting policies is set forth below. For more information regarding our accounting policies, see Note 2, Summary of Significant Accounting Policies, in our Notes to Condensed Consolidated Financial Statements.

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

We make sales to distributors and retail partners and recognize revenue based on a sell-through method. Sales to distributors are made under terms allowing certain price protection and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until such distributors resell our products to their end customers. We determine the amount to defer based on the level of actual inventory on hand at our distributors as well as inventory in transit to our distributors. Fluctuations in deferred income on sales to distributors coincide with an increase or decrease in revenue shipments to our distributors; in addition, deferred income levels are also impacted by the speed at which our distributors sell our products to their end customers. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of September 30, 2011 and December 31, 2010 was approximately $22.1 million and $24.7 million, respectively. The total deferred cost as of September 30, 2011 and December 31, 2010 was approximately $11.8 million and $12.5 million, respectively.

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

As of September 30, 2011, we continue to maintain a valuation allowance on a portion of our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to certain of our deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. We evaluated goodwill for impairment in the fourth quarter 2010, and concluded that no impairment existed as of December 31, 2010. Additionally, no impairment indicators have been identified during the nine months ended September 30, 2011.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	53.3	48.3	53.0	48.7
Gross profit	46.7	51.7	47.0	51.3
Operating expenses:
Research and development	13.8	12.5	13.2	11.5
Sales and marketing	10.6	10.2	10.5	9.7
General and administrative	8.2	8.9	8.1	8.5
Total operating expenses	32.6	31.6	31.8	29.7
Income from operations	14.1	20.1	15.3	21.6
Other income, net	0.7	0.6	0.6	0.6
Income before provision for income taxes	14.8	20.7	15.9	22.2
Provision for income taxes	4.8	4.0	3.8	4.3
Net income	10.0%	16.7%	12.1%	17.9%

Comparison of the Three Months and Nine Months Ended September 30, 2011 and 2010

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended September 30, 2011 were $75.1 million compared with $75.5 million for the three months ended September 30, 2010, a decrease of approximately 1%. The slight decrease in revenues was driven primarily by lower shipments of our products into the communications end market, where our products are primarily used in cellphone chargers. The decline was partially offset by increased product shipments into the consumer, industrial and computer end markets.

Net revenues for the nine months ended September 30, 2011 were $232.0 million compared with $226.8 million for the comparable period of 2010, an increase of approximately 2.3%. The increase was driven primarily by increased shipments into the industrial end market (primarily LinkSwitch products) and computer end market, partially offset by slightly lower shipments (primarily TinySwitch products) into the communications market.

Our net revenue mix by product family and by end market for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Family	2011	2010	2011	2010
LinkSwitch	43%	39%	42%	37%
TinySwitch	33%	37%	33%	38%
TOPSwitch	21%	23%	23%	24%
Other	3%	1%	2%	1%

	Three Months Ended September 30,		Nine Months Ended September 30,
End Market	2011	2010	2011	2010
Consumer	39%	37%	37%	38%
Communications	26%	30%	29%	30%
Industrial	23%	22%	22%	20%
Computer	12%	11%	12%	12%

International sales, comprised of sales outside of the Americas based on “ship to” customer locations, were $71.9 million, or 96% of net revenues in the third quarter of 2011, compared to $71.2 million, or 94% of net revenues, for the same period in 2010. International sales were $221.8 million, or 96% of net revenues, for the nine months ended September 30, 2011, compared to $214.5 million, or 95% of net revenues, for the same period in 2010. Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region were 84% of our net revenues for both the three and nine months ended September 30, 2011, and 83% of our net revenues in both the three and nine months ended September 30, 2010. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales through distributors accounted for 72% and 70% of net revenues in the three and nine months ended September 30, 2011, respectively, with direct sales to OEMs and power supply manufactures accounting for the remainder. For the three and nine months ended September 30, 2010, distributors accounted for 67% and 68% of net revenues, respectively, while direct sales accounted for the remainder.
The following customers accounted for 10% or more of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2011	2010	2011	2010
A	19%	18%	19%	16%
B	12%	11%	12%	11%

Customers A and B are distributors of our products. No other customers accounted for 10% or more of our net revenues in those periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$75.1	$75.5	$232.0	$226.8
Gross profit	$35.0	$39.0	$109.1	$116.4
Gross margin	46.7%	51.7%	47.0%	51.3%

The decrease in gross margin for the three and nine months ended September 30, 2011, compared with the same periods in the prior year, was due primarily to higher input costs and a less favorable product mix. The increase in input costs was driven primarily by the decline in the value of the U.S. dollar versus the Japanese yen, which has increased the cost of silicon wafers purchased from our Japanese wafer fabrication foundries, as well as the rise in the prices of certain materials, primarily gold and copper, used in the assembly of our products.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$75.1	$75.5	$232.0	$226.8
R&D expenses	$10.3	$9.3	$30.6	$26.1
R&D expenses as a % of net revenue	13.8%	12.5%	13.2%	11.5%

R&D expenses increased in the three and nine months ended September 30, 2011 compared to the same periods in 2010, driven primarily by increased payroll and related expenses, resulting from increased headcount, which in turn was due to an acquisition completed in August of 2010. This acquisition also resulted in increased depreciation and facilities expenses (See Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details). Product-development and materials expenses also increased year-over-year for both the three- and nine-month periods ended September 30, 2011, due to expenses related to foundry qualifications and ongoing new-product development, which we expect to incur at approximately the same rate in the fourth quarter of 2011. These increases were partially offset by lower stock-based compensation expense reflecting our expectation that the established 2011 performance targets for vesting of our 2011 performance-based awards are unlikely to be met. Stock-based compensation expenses for the three-month period were further reduced by the reversal of expenses accrued in the first two quarters of 2011.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$75.1	$75.5	$232.0	$226.8
Sales and marketing expenses	$8.0	$7.7	$24.3	$22.1
Sales and marketing expenses as a % of net revenue	10.6%	10.2%	10.5%	9.7%

The increase in sales and marketing expenses in the three and nine months ended September 30, 2011 compared to the same periods of 2010 was driven primarily by increased payroll and related expenses and travel and sales infrastructure expenses as a result of increased headcount to expand our international sales force. The increases were partially offset by lower stock-based compensation expense as described above.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$75.1	$75.5	$232.0	$226.8
G&A expenses	$6.1	$6.7	$18.8	$19.2
G&A expenses as a % of net revenue	8.2%	8.9%	8.1%	8.5%

G&A expenses decreased in the three and nine months ended September 30, 2011 compared to the prior year. The decreases were due primarily to: (1) reduced stock-based compensation expense for the same reasons as described above for R&D expense, (2) reduced acquisition-related expenses in the current year (we acquired two businesses in 2010, refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details), and (3) reduced legal expenses related to patent litigation (refer to Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements for recent activity). These decreases were partially offset by increased salaries and related expenses resulting from increased headcount to support our overall growth.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents and short and long-term investments. The table below compares other income, net for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$75.1	$75.5	$232.0	$226.8
Other income	$0.6	$0.4	$1.5	$1.4
Other income as a % of net revenue	0.7%	0.6%	0.6%	0.6%

Other income, net, increased slightly in the three and nine months ended September 30, 2011, compared to the same periods in 2010. The increases were related to interest earned on our lease line to SemiSouth, refer to Note 17, Lease Line to Third Party, in our Notes to Condensed Consolidated Financial Statements, for details.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes.
The table below compares income tax expenses for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income before provision for income taxes	$11.1	$15.7	$36.9	$50.3
Provision for income taxes	$3.6	$3.0	$8.9	$9.8
Effective tax rate	32.4%	19.4%	24.2%	19.5%

The difference between the expected statutory rate of 35% and our effective tax rate for the three and nine months ended September 30, 2011, was primarily due to the beneficial impact of the geographic distribution of our world-wide earnings and the beneficial impact of a research and experimentation tax credit. The difference between the expected statutory rate of 35% and our effective tax rate for the three and nine months ended September 30, 2010, was primarily due to the beneficial impact of the geographic distribution of our world-wide earnings.

Liquidity and Capital Resources

As of September 30, 2011, we had $222.5 million in cash, cash equivalents and short-term and long-term investments, an increase of approximately $7.7 million from $214.8 million as of December 31, 2010. As of September 30, 2011, we had working capital, defined as current assets less current liabilities, of $229.6 million, an increase of approximately $17.5 million from $212.1 million as of December 31, 2010.

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

We currently have an outstanding letter of credit in the amount of $15.0 million in connection with our contingent purchase commitment for SemiSouth's intellectual property (see Note 15, Investment in Third Party, in our Notes to Condensed Consolidated Financial Statements for details). The terms of the credit agreement require us to remain in compliance with certain covenants including maintenance of specified levels of liquidity and tangible net worth; we are currently in compliance with these covenants.

Operating activities generated cash of $60.0 million in the nine months ended September 30, 2011. Our net income for this period was $28.0 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $11.3 million, $0.7 million and $6.6 million, respectively. Additional sources of cash included (i) a $10.2 million decline in inventory due to reduced wafer purchases, (ii) a $4.9 million increase in accrued liabilities resulting primarily from an increase in our long-term tax liability and (iii) a $2.8 million decrease in prepaid legal fees and prepaid inventory amortization. These sources of cash were partially offset by (i) a $4.5 million increase in accounts receivable due to higher shipments at the end of September compared to December and the timing of sales rebate payments in the fourth quarter of 2010 versus the third quarter of 2011 and (ii) a $1.9 million decrease in deferred income on sales to distributors resulting from decreased inventory levels at our distributors.

Operating activities generated cash of $65.6 million in the nine months ended September 30, 2010. Our net income for this period was $40.5 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $9.0 million, $0.5 million and $7.5 million, respectively. Additional sources of cash included: (i) $13.9 million in decreased accounts receivable associated with the timing of our ship and debit credit settlements with distributors, (ii) $5.8 million for deferred income on sales to distributors, resulting from increased distributor shipments, and (iii) a $4.6 million decrease in prepaid expenses due primarily to decreased legal fees and the amortization of our prepaid inventory, (iv) $4.3 million for increased taxes payable and accrued liabilities resulting from higher net income, which has increased our accrued tax liability. These sources of cash were offset to a large degree by a $22.8 million use of cash to increase our inventory levels.

Our investing activities in the nine months ended September 30, 2011 resulted in a $45.9 million net use of cash, consisting of (i) $16.2 million for purchases of property and equipment, primarily manufacturing equipment to support our growth, and building improvements in connection with our research and development facility in New Jersey, (ii) $6.9 million paid in relation to the acquisition of QSpeed (refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements), (iii) $8.0 million in connection with our lease line of credit to SemiSouth (refer to Note 17, Lease Line to Third Party, in our Notes to Condensed Consolidated Financial Statements) and (iv) $16.1 million, net, for purchases of held-to-maturity investments. These uses of cash were partially offset by $2.2 million in proceeds from the sale of capital equipment.

Our investing activities in the nine months ended September 30, 2010 resulted in a $36.5 million net use of cash, consisting of (i) $21.8 million for purchases of property and equipment, primarily manufacturing equipment to support our increased production requirements, and the implementation of a solar array to supply power for our corporate headquarters facility, (ii) $8.6 million to purchase the assets of an early-stage research and development company (see Note 14, Acquisitions, of our Notes to Condensed Consolidated Financial Statements for details), (iii) $6.8 million for the issuance of notes receivable to third parties and (iv) $0.7 million of net purchases of held-to-maturity investments, partially offset by $1.4 million of proceeds from the sale of property and equipment.

Our financing activities in the nine months ended September 30, 2011, resulted in a $21.2 million net use of cash. Financing activities consisted primarily of $35.8 million for the repurchase of our common stock and $4.3 million for the payment of dividends to stockholders. This cash usage was partially offset by proceeds of $18.2 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

In the nine months ended September 30, 2010, the following components comprised of our financing activities. Proceeds from financing activities included (i) $18.0 million from the issuance of shares through our employee stock purchase plan and the exercise of employee stock options, and (ii) $1.0 million of excess tax benefits from stock options exercised. These sources of cash were almost completely offset by (i) $14.0 million for the repurchase of our common stock, (ii) $4.2 million for the payment of dividends to stockholders and (iii) $0.8 million for the repurchase and retirement of shares related to employee income tax withholding.

We paid dividends on a quarterly basis in 2010, which resulted in approximately a $1.4 million use of cash per quarter. In October 2010, our board of directors declared an additional four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The first three quarterly dividend payments of approximately $1.4 million each were made on March 31, 2011, June 30, 2011 and September 30, 2011, to stockholders of record as of February 28, 2011, May 31, 2011 and August 31, 2011, respectively. We expect the remaining quarterly dividend will result in a similar use of cash. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

In May, 2009, we announced that our board of directors had authorized the use of up to $25.0 million for the repurchase of shares of our common stock. From May 14, 2009 to December 31, 2009, we purchased 0.5 million shares of our common stock for approximately $11.0 million (including fees), and in the first two quarters of 2010 we purchased 0.4 million shares of our common stock for approximately $14.0 million (including fees), concluding this repurchase program.

In February 2011, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. Repurchases were executed according to certain pre-defined price/volume guidelines set by the board of directors. In the nine months ended September 30, 2011, we repurchased 1.1 million shares for a total cost of $35.8 million, leaving $14.2 million remaining for future repurchases. In November 2011, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock. Repurchases in connection with this plan may begin when the February 2011 repurchase plan has concluded. Similar to the February 2011 plan, repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors. There is currently no expiration date for either repurchase program.

As of September 30, 2011 we have a contractual obligation related to income tax, which is comprised primarily of unrecognized tax benefits of approximately $33.8 million. The tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

In the first quarter of 2011, the IRS informed us that it intends to propose adjustments to our taxable income for fiscal years 2003 thru 2006 related to our intercompany research and development cost-sharing arrangement and related issues. We believe the IRS's position with respect to the proposed adjustment is without merit, inconsistent with applicable tax law, and that we have a meritorious defense to our position. Accordingly, we intend to continue to challenge the IRS's position on this matter vigorously. While we believe the IRS's asserted position on this matter is not supported by applicable law, we may be required to make additional payments to the IRS pending resolution of this matter. If this matter is litigated and the IRS is able to successfully sustain its position, our results of operations and financial condition could be materially and adversely affected. Resolution of this matter is not anticipated within the next year (refer to Note 9, Provision for Income Taxes, in our Notes to Condensed Consolidated Financial Statements).

In February 2011, we entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the amended terms of the agreement, SemiSouth can borrow up to $8.6 million through January 2013. As of September 30, 2011, a total of $8.0 million had been funded, comprising $3.9 million funded, less payments withheld under this lease arrangement to finance capital equipment commencing in February 2011, and $4.1 million paid as deposits on equipment which we will lease to SemiSouth upon delivery of such equipment. We included the lease line receivable in Other Assets and Prepaid Expenses and Other Current Assets in our condensed consolidated balance sheet at September 30, 2011 (refer to Note 17, Lease Line to Third Party, in our Notes to Condensed Consolidated Financial Statements).

There were no other material changes, other than stated in the liquidity section above, outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, (ASC Topic 350). Under the amendments in this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this ASU, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Instruments.” ASU No. 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires entities to disclose the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, to disclose reasons for any transfers in or out of Level 3 and to separately disclose information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements. In addition, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements separately, the amendments to ASC 820 made by ASU No. 2010-06 were effective for our 2010 interim and annual reporting periods. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements were effective for our 2011 interim and annual reporting periods. The adoption of these provisions did not have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2010 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than one year from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than one year from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At September 30, 2011, and December 31, 2010, we held primarily cash equivalents and short-term and long-term investments with fixed interest rates.

Foreign Currency Exchange Risk. Our primary transactional currency is U.S. dollars, however we have sales offices in various foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts.

Two of our major suppliers, Epson and ROHM Lapis Semiconductor Co., Ltd., or Lapis, (Formerly OKI), have wafer supply agreements based in U.S. dollars; however, our agreements with Epson and Lapis also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between Power Integrations and each of these suppliers.

Nevertheless, as a result of our above-mentioned supplier agreements, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would result in a corresponding change in our gross margin of approximately 1.5 percentage points; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from our Japanese suppliers and could subject our gross profit and operating results to the potential for material fluctuations.

At September 30, 2011, and December 31, 2010, we did not have material cash or investments denominated in foreign currencies, and therefore had no material foreign currency exchange risk related to our cash and investments.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements included earlier in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules. Our customer base is highly concentrated, and a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Our top ten customers, including distributors, accounted for 65% and 62% of our net revenues for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. The ordering patterns of some of our existing large customers have been unpredictable in the past and we expect that customer-ordering patterns will continue to be unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time.

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

*We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. We have supply arrangements for the production of wafers with Lapis, XFAB Renesas Technology Corporation ("Renesas") and Epson. Our contracts with these suppliers expire in April 2018, December 2012, August 2014 and December 2020, respectively. Although certain aspects of our relationships with Lapis, XFAB, Renesas and Epson are contractual, many important aspects of these relationships depend on their continued

cooperation. We cannot assure that we will continue to work successfully with Lapis, XFAB, Renesas and Epson in the future, and that the wafer foundries' capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Lapis, XFAB, Renesas or Epson could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

*Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, may impact our gross margin. Two of our major suppliers, Epson and Lapis, have wafer supply agreements based in U.S. dollars; however, our agreements with Epson and Lapis also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between Power Integrations and each of these suppliers.

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

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use certain technologies.  We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements in Item 1 of Part I.  For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued for patent infringement in China, where the outcome of litigation can be more uncertain than in the United States.  Should we ultimately be determined to be infringing on another party's patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly.  In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed.  We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.  Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 96% and 95% of our net revenues for nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
July 1 to July 30, 2011	56,161	$36.63	56,161	$43.6
August 1 to August 31, 2011	544,259	$31.34	544,259	$26.5
September 1 to September 30, 2011	386,250	$31.83	386,250	$14.2
Total	986,670		986,670

(1)
In February 2011, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. Repurchases are executed according to certain pre-defined price/volume guidelines set by the board of directors. This stock repurchase program commenced in February 2011, and has no expiration date.

In November 2011, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock. Repurchases in connection with this plan may begin when the February 2011 repurchase plan has concluded. Similar to the February 2011 plan, repurchases will be executed according to certain pre-defined price/volume guidelines set by the board of directors. There is currently no expiration date for this stock repurchase program.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	November 7, 2011	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on March 16, 1999, SEC File No. 000-23441.)

3.2	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.3 to our Annual Report on Form 10-K on March 22, 2002, SEC File No. 000-23441.)

3.3	Certificate of Amendment to Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

3.4	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.2 to our Current Report on Form 8-K on November 9, 2007, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.4.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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