Form 10-K
period 2011-12-31
POWER INTEGRATIONS INC
filed 2012-02-29
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011
or
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-23441
__________________________________

POWER INTEGRATIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5245 Hellyer Avenue, San Jose, California	95138-1002
(Address of principal executive offices)	(Zip code)
(408) 414-9200
(Registrant's telephone number, including area code)
__________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
_________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of registrant's voting and non-voting common stock held by non-affiliates of registrant on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $848 million, based upon the closing sale price of the common stock as reported on The NASDAQ Global Select Market. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Outstanding shares of registrant's common stock, $0.001 par value, as of February 17, 2012: 28,275,275.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the 2012 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including information incorporated by reference herein, includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of words such as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if demand for our products declines in our major end markets, our net revenues will decrease; we depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, may impact our gross margin; we are being audited by the IRS, and are engaged in intellectual property litigation, either of which, if the outcome is unfavorable to us, could result in significant losses and the right to use some of our technologies; and the other risks factors described in Item 1A of Part I -- “Risk Factors” of this Form 10-K. We make these forward looking statements based upon information available on the date of this Form 10-K, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I -- “Risk Factors,” Item 7 of Part II -“Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

PART I.

Item 1. Business.

Overview

We design, develop, manufacture and market proprietary, high-voltage, analog and mixed-signal integrated-circuit products, commonly referred to as ICs, and high-performance, high-voltage silicon diodes. Our products are used in electronic power supplies, also known as switched-mode power supplies or switchers. Power supplies convert electricity from a high-voltage source, such as a wall outlet, to the type of power needed by an electronic device, such as a mobile phone or a computer. In most cases, this conversion entails, among other functions, converting alternating current to direct current (referred to as AC-DC conversion), reducing the voltage and regulating the output voltage and/or current. Switched-mode power supplies perform these functions using an array of electronic components, often including ICs and diodes such as ours.

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

We currently offer IC products that can be used in AC-DC power supplies with output wattages up to approximately 500 watts. Our ICs can be used in virtually any power-supply application within our addressable power range; the vast majority are used in power supplies intended for the communications, consumer, computer and industrial end markets. We have shipped approximately six billion ICs since 1994.

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

In 1994 we introduced TOPSwitch, the industry's first cost-effective high-voltage IC for switched-mode AC-DC power supplies.

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

•Fewer Components, Reduced Size and Higher Reliability

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

•Reduced Time-to-Market, Enhanced Manufacturability

Because our ICs eliminate much of the complexity associated with the design of switched-mode power supplies, designs can typically be completed in much less time, resulting in more efficient use of our customers' design resources and accelerating time-to-market for new designs. The lower component count and reduced complexity enabled by our ICs also makes power supply designs more suitable for high-volume manufacturing compared with discrete switchers. We also provide online design tools, such as our PI Expert design software, that further reduce time-to-market and product development risks.

•Energy Efficiency

Our patented EcoSmart technology, introduced in 1998, improves the energy efficiency of electronic devices during normal operation as well as standby and “no-load” conditions. This technology enables manufacturers to cost-effectively meet the growing demand for energy-efficient products, and to comply with increasingly stringent energy-efficiency requirements.

•Wide Power Range and Scalability

Products in our current IC families can address AC-DC power supplies with output wattages up to approximately 500 watts as well as some high-voltage DC-DC applications. Within each of our product families, the designer can scale up or down in power to address a wide range of designs with minimal design effort.

Energy Efficiency

Linear transformers and many discrete switchers draw significantly more electricity than the amount needed by the devices they power. As a result, billions of dollars' worth of electricity is wasted each year, and millions of tons of greenhouse gases are unnecessarily produced by power plants. Energy waste occurs during both normal operation of a device and in standby mode, when the device is performing little or no useful function. For example, computers and printers waste energy while in “sleep” mode. TVs and DVD players that are turned off by remote control consume energy while awaiting a remote control signal to turn them back on. A mobile-phone charger left plugged into a wall outlet continues to draw electricity even when not connected to the phone (a condition known as “no-load”). Many common household appliances, such as microwave ovens, dishwashers and washing machines, also consume power when not in use. One study has estimated that standby power alone amounts to as much as 10% of residential energy consumption in developed countries.

Lighting is another major source of energy waste. Less than 5% of the energy consumed by traditional incandescent light bulbs is converted to light, while the remainder is wasted as heat. The Alliance to Save Energy has estimated that a conversion to efficient lighting technologies such as compact fluorescent bulbs and light-emitting diodes, or LEDs, could save as much as $18 billion worth of electricity and 158 million tons of carbon dioxide emissions per year in the U.S. alone.

In response to concerns about the environmental impact of carbon emissions, policymakers are taking action to promote energy efficiency. For example, the ENERGY STAR® program and the European Union Code of Conduct encourage manufacturers of electronic devices such as home appliances, DVD players, computers, TVs and external power supplies to comply with voluntary energy-efficiency specifications. In 2007, the California Energy Commission, or CEC, implemented mandatory efficiency standards for external power supplies. In 2009 the CEC announced mandatory efficiency standards for televisions, which took effect in 2011, and in January 2012 the CEC announced mandatory efficiency standards for battery-

charging systems, which are scheduled to take effect in 2013.

The CEC standards for external power supplies were implemented nationwide in the U.S. in July 2008 as a result of the Energy Independence and Security Act of 2007 (EISA). Similar standards took effect in the European Union in 2010 as part of the EU's EcoDesign Directive for Energy-Related Products. Also in 2010, the EcoDesign Directive implemented standards limiting standby power consumption on a wide range of electronic products. The EISA also requires substantial improvements in the efficiency of lighting technologies beginning in 2012; these new rules were implemented in California in 2011. Plans to phase out conventional incandescent lamps have also been announced in Canada, Australia and Europe.

We offer products that we believe enable manufacturers to meet or exceed these and all other current and proposed energy-efficiency regulations for electronic products. Our EcoSmart technology, introduced in 1998, dramatically reduces waste in both operating and standby modes: we estimate that this technology has saved more than $5.0 billion worth of standby power worldwide since 1998. In 2010 we introduced CapZero and SenZero, which eliminate additional sources of standby waste in some power supplies, as well as LinkSwitch-PH and LinkSwitch-PL, which enable highly efficient power-conversion for LED lighting.

Products

Below is a brief description of our products:

•AC-DC power conversion products for the low-power market

TOPSwitch, our first commercially successful product family, was introduced in 1994. Since that time we have introduced a wide range of products (including five subsequent generations of TOPSwitch) to both improve upon the functionality of the original TOPSwitch and broaden the range of power levels we can address. In 1998 we introduced TinySwitch, the first family of products to incorporate our EcoSmart technology; in 2006, we introduced the third generation of the TinySwitch line, TinySwitch-III. In 2002 we introduced LinkSwitch, the industry's first highly integrated IC designed specifically to replace linear transformers. LinkSwitch-II, our second-generation LinkSwitch, was introduced in 2008.

In 2010 we introduced two extensions of the LinkSwitch product line, LinkZero-AX and LinkZero-LP, which enable designers to achieve standby power consumption, as low as zero watts in some applications. Also in 2010 we introduced LinkSwitch-PH and LinkSwitch-PL, our first products designed specifically for LED lighting applications.

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

•Products for the high-power market

To further expand our addressable market, we have recently introduced a range of products designed for use in applications up to approximately 500 watts of output. We believe these products enable us to bring many of the same benefits to the “high-power” market that we have historically brought to the low-power market, including reduced component count, improved reliability and better energy-efficiency compared with competing alternatives. Our Hiper family of products includes both power-conversion and power-factor-correction products for high-power applications, which include main power supplies for desktop computers, TVs and game consoles, as well as LED street lights and a variety of other applications.

In 2010 we introduced CapZero and SenZero, designed to further reduce standby consumption in some high-power applications by eliminating power waste caused by so-called bleed resistors and sense resistors.

Following our acquisition of Qspeed Semiconductor in December 2010, we now offer a range of high-performance, high-voltage diodes known as Qspeed diodes. Qspeed diodes utilize a proprietary silicon technology to provide a unique combination of high efficiency and low noise, as well as high-frequency operation, which reduces the cost and size of magnetic components in a power supply.

•High-voltage DC-DC products

The DPA-Switch family of products, introduced in June 2002, was the first monolithic high-voltage DC-DC power conversion IC designed specifically for use in distributed power architectures. Applications include power-over-Ethernet powered devices such as voice-over-IP phones and security cameras, as well as network hubs, line cards, servers, digital PBX phones, DC-DC converter modules and industrial controls.

Revenue mix by product family for the years ended December 31, 2011, 2010 and 2009 was approximately as follows:

	Year Ended December 31,
Product Family	2011	2010	2009
TinySwitch	33%	38%	43%
LinkSwitch	42%	37%	33%
TOPSwitch	23%	24%	23%
Other	2%	1%	1%

Other Product Information

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, Hiper, Qspeed and PI Expert are trademarks of Power Integrations, Inc.

Markets and Customers

Our strategy is to target markets that can benefit the most from our highly integrated power conversion ICs. The following chart shows the primary applications of our products in power supplies in several major market categories.

Market Category	Primary Applications
Communications	Mobile phone chargers, routers, cordless phones, broadband modems, voice-over-IP phones, other network and telecom gear
Consumer	Major appliances, air conditioners, set-top boxes for cable and satellite services, small appliances, DVD players, digital cameras, TVs, videogame consoles
Computer	Desktop PCs, LCD monitors, servers, LCD projectors, adapters for notebook computers
Industrial Electronics	LED lighting, industrial controls, utility meters, motor controls, uninterruptible power supplies, tools

Revenue by end-market category for 2011 was approximately 38% consumer, 28% communications, 22% industrial electronics and 12% computer.

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent distributors. We have sales offices in the United States, United Kingdom, Germany, Italy, India, China, Japan, Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 29%, 33% and 36% of our net product revenues for 2011, 2010 and 2009, respectively, while sales through distributors accounted for approximately 71%, 67% and 64% for 2011, 2010 and 2009, respectively. All distributors are entitled to return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and sales representatives and distributors can discontinue marketing any of our products at any time.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers,

accounted for 65%, 62% and 62% of our net revenues for 2011, 2010 and 2009, respectively.

The following customers, both distributors, accounted for 10% or more of total net revenues in the years ended 2011, 2010 and 2009:

	Year Ended December 31,
Customer	2011	2010	2009
Avnet	19%	17%	15%
ATM Electronic Corporation	13%	11%	10%

No other customers accounted for more than 10% of net revenues in these periods.

In 2011, 2010 and 2009 sales to customers in the United States accounted for approximately 4%, 4% and 5% of our net revenues, respectively. See Note 6, “Significant Customers and Export Sales,” in our notes to consolidated financial statements regarding sales to customers located in foreign countries. See our consolidated financial statements regarding total revenues and profit for the last three fiscal years.

We are subject to risks stemming from the fact that most of our manufacturing and most of our customers are located in foreign jurisdictions. Risks related to our foreign operations are set forth in Item 1A of this Annual Report on Form 10-K, and include: potential weaker intellectual property rights under foreign laws, the burden of complying with foreign laws and foreign-currency exchange risk. See the risk factor “Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks” in Item 1A of this Form 10-K.

Backlog

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers' requirements and in manufacturing availability. Historically, our business has been characterized by short lead-time orders and quick delivery schedules; for this reason, and because orders in backlog are subject to cancellation or postponement, backlog is not necessarily a reliable indicator of future revenues. Furthermore, because we do not recognize revenue on distribution sales until our products are sold through by distributors to our end-customers, our revenues in a given period can differ significantly from the value of the products we ship in the same period. We believe this further reduces the reliability of order backlog as an indicator of future revenues.

Technology

High-Voltage Transistor Structure and Process Technology - Our company was founded on a patented silicon technology that uses a proprietary high-voltage MOS transistor structure and fabrication process that enables us to integrate high-voltage n-channel transistors and industry-standard CMOS and bipolar control circuitry on the same monolithic IC. Both the IC device structure and the wafer fabrication process contribute to the cost-effectiveness of our high-voltage technology. Subsequent generations of our high-voltage technology have enabled us to further reduce the silicon area of our ICs. Our high-voltage ICs are implemented on low-cost silicon wafers using standard 5 V CMOS silicon processing techniques with a relatively large feature size of one micron or larger. We have also developed a cost-effective silicon-based high-voltage MOSFET technology for use in combination with one or more integrated circuits in hybrid IC products.

IC Design and System Technology - Our IC designs combine complex control circuits and high-voltage transistors on the same monolithic chip or in the same IC package. Our design technology takes advantage of our high-voltage process to minimize the die size of both the high-voltage device and control circuits and improve the performance of our highly integrated products versus competing integrated solutions. We have also developed extensive expertise in the design of switching power supplies, resulting in innovative circuit topologies and design techniques that reduce component count and system cost, increase system performance, and improve energy efficiency compared to alternative approaches.

Research and Development

Our research and development efforts are focused on improving our high-voltage device structures, wafer fabrication processes, analog circuit designs, system-level architectures and packaging. We seek to introduce new products to expand our addressable markets, further reduce the costs of our products, and improve the cost-effectiveness and functionality of our customers' power supplies. We have assembled a team of highly skilled engineers to meet our research and development goals. These engineers have expertise in high-voltage device structure and process technology, analog design, power supply system architecture and packaging.

In 2011, 2010 and 2009, we incurred costs of $40.3 million, $35.9 million and $30.5 million, respectively, for research and development. Research and development expenses increased in 2011 compared to the prior year primarily due to an acquisition completed in August of 2010 which increased headcount and payroll related expenses. This acquisition also resulted in increased depreciation and facilities expenses (See Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details). Product-development and materials expenses also increased year-over-year, due to expenses related to foundry qualifications and new-product development. Research and development expenses increased in 2010 compared to 2009 due primarily to higher salary and salary related expenses due to an increase in headcount. We increased headcount in 2010 due to the expansion of our research and development organization including the acquisition of an early-stage research and development company in August of 2010 referred to above. We expect to continue to invest significant funds in research and development activities.

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. As of December 31, 2011, we held 454 U.S. patents and had received foreign patent protection on these patents resulting in 317 foreign patents. The U.S. patents have expiration dates ranging from 2012 to 2029. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, Europe and Japan.

We regard as proprietary some equipment, processes, information and knowledge that we have developed and used in the design and manufacture of our products. Our trade secrets include a high-volume production process that produces our patented high-voltage ICs. We attempt to protect our trade secrets and other proprietary information through non-disclosure agreements, proprietary information agreements with employees and consultants and other security measures.

We granted a perpetual, non-transferable license to Matsushita Electric Industrial Co, Ltd., or Panasonic, to use some of our semiconductor patents and other intellectual property under a Technology License Agreement. This license allows Panasonic to manufacture and design products for internal use and for sale or distribution to other Japanese companies and their subsidiaries in Asia. In exchange for its license rights, Panasonic paid royalties on products using the licensed technology through June 2009.

The Technology License Agreement with Panasonic expired in June 2005 and has not been renewed. As a result, Panasonic's right to use our technology does not include technology developed after June 2005. As of June 2009, Panasonic may sell products based on technology covered by the Technology License Agreement without payment of royalties.

Our long-lived assets consist of property and equipment and intangible assets. Our intangible assets are comprised of developed and in-process technology, licenses, patents and goodwill. Our long-lived assets, including property and equipment and intangible assets, are located primarily in the United States; U.S. long-lived assets represented 59%, 57% and 66% of total long-lived assets in 2011, 2010 and 2009, respectively. No individual foreign country held more than 10% of total long-lived assets. See Note 2, Summary of Significant Accounting Policies, in our notes to consolidated financial statements regarding total property and equipment located in foreign countries.

Manufacturing

To manufacture our wafers using our proprietary processes, we contract with four foundries: (1) ROHM Lapis Semiconductor Co., Ltd., or Lapis, (formerly OKI Electric Industry), (2) Seiko Epson Corporation, or Epson, (3) X-FAB Dresden GmbH & Co. KG, or X-FAB, and (4) Renesas Technology Corporation, or Renesas (through its subsidiary NEC Electronics America, Inc.). These contractors manufacture our wafers at foundries located in Japan and Germany. For a small number of our products, we also buy wafers manufactured in Singapore by Global Foundries using a standard, non-proprietary process to implement some integrated control circuits for use in combination with our proprietary high-voltage MOSFETs.

Our products are assembled and packaged by independent subcontractors in China, Malaysia, Thailand and the

Philippines. We perform testing predominantly at the facilities of our packaging subcontractors in Asia and, to a small extent, at our headquarters facility in San Jose, California. Our fabless manufacturing model enables us to focus on our engineering and design strengths, minimize fixed costs on capital expenditures and still have access to high-volume manufacturing capacity. We utilize both proprietary and standard IC packages for assembly. Some of the materials used in our packages and aspects of assembly are specific to our products. We require our assembly manufacturers to use high-voltage molding compounds which are more difficult to process than industry standard molding compounds. We will remain heavily involved with our contractors on an active engineering basis to maintain and improve our manufacturing processes.

Our proprietary high-voltage processes do not require leading-edge geometries for them to be cost-effective, and thus we can use our foundries' older, low-cost facilities for wafer manufacturing. However, because of our highly sensitive high-voltage process, we must interact closely with our foundries to achieve satisfactory yields. Our wafer supply agreements with Lapis, Epson, X-FAB and Renesas expire in April 2018, December 2020, December 2012 and August 2014, respectively. Under the terms of the Lapis agreement, Lapis has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Lapis and us. In addition, Lapis requires us to supply them with a rolling six-month forecast on a monthly basis. Our agreement with Lapis provides for the purchase of wafers in U.S. dollars, with mutual sharing of the impact of the fluctuations in the exchange rate between the Japanese yen and the U.S. dollar. Under the terms of the Epson agreement, Epson has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Epson and us. The agreement with Epson also requires us to supply rolling six-month forecasts on a monthly basis, to provide for the purchase of wafers in U.S. dollars and to share the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the Renesas agreement and X-FAB agreement, both foundries have agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by each of these foundries and us. The agreements with Renesas and X-FAB also require us to supply them with rolling six-month forecasts on a monthly basis. Our purchases of wafers from Renesas and X-FAB are denominated in U.S. dollars.

Although some aspects of our relationships with Lapis, Epson, X-FAB and Renesas are contractual, some important aspects of these relationships are not written in binding contracts and depend on the suppliers' continued cooperation. We cannot assure that we will continue to work successfully with Lapis, Epson, X-FAB or Renesas in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that any of them will not seek an early termination of their wafer supply agreement with us. Our operating results could suffer in the event of a supply disruption with Lapis, Epson, X-FAB or Renesas if we were unable to quickly qualify alternative manufacturing sources for existing or new products or if these sources were unable to produce wafers with acceptable manufacturing yields.

We typically receive shipments from our foundries approximately four to six weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers four weeks before the desired ship date to our customers. As a result of these factors and the fact that customers' orders can be placed with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. We try to carry a substantial amount of wafer and finished goods inventory to help offset these risks and to better serve our markets and meet customer demand.

Competition

Competing alternatives to our high-voltage ICs include monolithic and hybrid ICs from companies such as Fairchild Semiconductor, STMicroelectronics, Infineon, ON Semiconductor and Sanken Electric Company, as well as PWM controller chips paired with discrete high-voltage bipolar transistors and MOSFETs, which are produced by a large number of vendors. Self-oscillating switchers, built with discrete components supplied by numerous vendors, are also commonly used. For some applications, line-frequency transformers are also a competing alternative to designs utilizing our products.

Generally, our products enable customers to design power supplies with total bill-of-materials (BOM) costs similar to those of competing alternatives. As a result the value of our products is influenced by the prices of discrete components, which fluctuate in relation to market demand, raw-material prices and other factors, but have generally decreased over time.

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

Employees

As of December 31, 2011, we employed 443 full time personnel, consisting of 60 in manufacturing, 143 in research and development, 202 in sales, marketing and applications support, and 38 in finance and administration.

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

Executive Officers of the Registrant

As of February 17, 2012, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	57
Douglas Bailey	Vice President, Marketing	45
Derek Bell	Vice President, Engineering	68
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	52
Ben Sutherland	Vice President, Worldwide Sales	40
John Tomlin	Vice President, Operations	64
Clifford J. Walker	Vice President, Corporate Development	60

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

Ben Sutherland has served as our vice president, worldwide sales since July 2011. Mr. Sutherland joined our company in May 2000 as a member of our sales organization in Europe. From May 2000 to July 2011, Mr. Sutherland served in various sales positions responsible primarily for our international sales, and more recently for domestic sales. From 1997 to 2000, Mr. Sutherland served in various product marketing and sales roles at Vishay Intertechnology, Inc., a manufacturer and supplier of discrete semiconductors and passive electronic components.

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
Some of the factors that could affect our operating results include the following:

•	competitive pressures on selling prices;

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	the inability to adequately protect or enforce our intellectual property rights;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;

•	an audit by the Internal Revenue Service, which is asserting that we owe additional taxes relating to a number of tax related positions;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	risks associated with acquisitions and strategic investments;

•	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;

•	earthquakes, terrorists acts or other disasters;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	the ability of our products to penetrate additional markets;

•	the volume and timing of orders received from customers;

•	our ability to attract and retain qualified personnel;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change; and

•	interruptions in our information technology systems.

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2012 to 2029. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

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
If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies.  We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 10, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements.  For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued for patent infringement in China, where the outcome of litigation can be more uncertain than in the United States.  Should we ultimately be determined to be infringing on another party's patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly.  In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed.  We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.  Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

We are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of tax related positions, and if we are not successful in defending our positions we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities. In the quarter ended March 31, 2011, we received Notices of Proposed Adjustments from the IRS showing proposed material changes to our taxable income for fiscal years 2003 through 2006, primarily related to our intercompany research and development cost-sharing arrangement. In December 2011, we received an addendum to the notice of proposed adjustments from the IRS related to our intercompany research and development cost sharing arrangement. The fiscal years 2007 through 2009 are also under audit by the IRS. While the IRS has not completed its audit for these years, we anticipate that it will again propose an adjustment related to our intercompany research and development cost-sharing arrangement.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 96% and 95% of our net revenues for the years ended December 31, 2011 and December 31, 2010, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Our inability to successfully integrate, or realize the expected benefits from, our acquisitions could adversely affect our results. We have made, and in the future intend to make, acquisitions of other businesses, and with these acquisitions there is a risk that integration difficulties may cause us not to realize expected benefits. The success of the acquisitions could depend, in part, on our ability to realize the anticipated benefits and cost savings (if any) from combining the businesses of the acquired companies and our business, which may take longer to realize than expected.

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. We have supply arrangements for the production of wafers with Lapis, Renesas, X-FAB and Epson. Our contracts with these suppliers expire in April 2018, August 2014, December 2012 and December 2020, respectively. Although some aspects of our relationships with Lapis, Renesas, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Lapis, Renesas, X-FAB and Epson in the future, and that the wafer foundries' capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Lapis, Renesas, X-FAB or Epson could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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
If our third-party suppliers and independent subcontractors do not produce our wafers and assemble our finished products at acceptable yields, our net revenues may decline. We depend on independent foundries to produce wafers, and independent subcontractors to assemble and test finished products, at acceptable yields and to deliver them to us in a timely manner. The failure of the foundries to supply us wafers at acceptable yields could prevent us from selling our products to our customers and would likely cause a decline in our net revenues and gross margin. In addition, our IC assembly process requires our manufacturers to use a high-voltage molding compound that has been available from only a few suppliers. These compounds and their specified processing conditions require a more exacting level of process control than normally required for standard IC packages. Unavailability of assembly materials or problems with the assembly process can materially and adversely affect yields, timely delivery and cost to manufacture. We may not be able to maintain acceptable yields in the future.
In addition, if prices for commodities used in our products increase significantly, raw material costs would increase for our suppliers which could result in an increase in the prices our suppliers charge us. (Recent increases in the price of gold and copper, which are used in our IC packages and lead frames, respectively, have in fact increased our product costs to some degree.) To the extent we are not able to pass these costs on to our customers; this would have an adverse effect on our gross margins.
In the event of an earthquake, terrorist act or other disaster, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities are situated near San Francisco, California, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes, such as Japan. Many of our suppliers are also susceptible to other disasters such as tropical storms, typhoons or tsunamis. In the event of a disaster, such as the recent earthquake and tsunami in Japan, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any interruption in our ability or that of our major suppliers to continue operations could delay the development and shipment of our products and have a substantial negative impact on our financial results.

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

Securities laws and regulations, including potential risk resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002, will continue to impact our results. Complying with the requirements of the Sarbanes-Oxley Act of 2002 and NASDAQ's conditions for continued listing have imposed significant legal and financial compliance costs, and are expected to continue to impose significant costs and management burden on us. These rules and regulations also may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly qualified members to serve on our audit committee. Further, the rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which became effective in 2011, may impose significant costs and management burden on us.
Additionally, because these laws, regulations and standards promulgated by the Sarbanes-Oxley Act and the Dodd-Frank Act are expected to be subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 65% and 62% of our net revenues for the years ended December 31, 2011 and December 31, 2010, respectively. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

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

Interruptions in our information technology systems could adversely affect our business. We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Any significant system or network disruption, including but not limited to new system implementations, computer viruses, security breaches, or energy blackouts could have a material adverse impact on our operations, sales and operating results. We have implemented measures to manage our risks related to such disruptions, but such disruptions could still occur and negatively impact our operations and financial results. In addition, we may incur additional costs to remedy any damages caused by these disruptions or security breaches.

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

Item 3. Legal Proceedings.

Information with respect to this item may be found in Note 10, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements included later in this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Select Market under the symbol “POWI”. The following table shows the high and low closing sales prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated during which our common stock traded on the NASDAQ Global Select Market.

	Price Range
Year Ended December 31, 2011	High	Low
Fourth quarter	$36.70	$29.32
Third quarter	$39.68	$29.15
Second quarter	$40.81	$34.57
First quarter	$43.56	$36.52

Year Ended December 31, 2010	High	Low
Fourth quarter	$42.00	$31.08
Third quarter	$38.54	$26.81
Second quarter	$45.90	$30.91
First quarter	$42.23	$31.21

As of February 17, 2012, there were approximately 55 stockholders of record.  Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

In each of 2010 and 2011, we paid a quarterly cash dividend to our stockholders of record in the amount of $0.05 per share at the end of each quarter. In addition, in January 2012, our Board of Directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid at the end of each quarter in 2012. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions) (2)
October 1 to October 31, 2011	289,094	$32.80	289,094	$4.7
November 1 to November 30, 2011	120,891	$35.07	120,891	$30.4
December 1 to December 31, 2011	12,436	$36.12	12,436	$30.0
Total	422,421		422,421

(1)
In February 2011, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. Repurchases are executed according to pre-defined price/volume guidelines set by the board of directors. In the twelve months ended December 31, 2011, we purchased 1.5 million shares for $50.0 million, concluding this repurchase program.

(2)
In November 2011, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock. Repurchases in connection with this plan will be executed according to pre-defined price/volume guidelines set by the board of directors. There is currently no expiration date for this stock repurchase program.

Performance Graph(1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2006 through December 31, 2011, for (a) our common stock, (b) The NASDAQ Composite Index and (c) The NASDAQ Electronic Components Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Power Integrations, Inc., the NASDAQ Composite Index, and the NASDAQ Electronic Components Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Power Integrations, Inc.
NASDAQ Composite
NASDAQ Electronic Components

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31, 2011.

	12/06	12/07	12/08	12/09	12/10	12/11

Power Integrations, Inc.	100.00	146.82	84.90	155.89	173.20	143.83
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Electronic Components	100.00	117.33	60.16	96.77	110.84	99.75
______________________________
(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2011 and 2010 and the consolidated statements of income data for the years ended December 31, 2011, 2010 and 2009 from our audited consolidated financial statements, and accompanying notes, in this Annual Report on Form 10-K. The consolidated statements of income data for each of the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period. Our selected financial data is presented below (in thousands, except per share data).

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Income:
Net revenues	$298,739	$299,803	$215,701	$201,708	$191,043
Cost of revenues	158,093	147,262	107,633	96,678	87,558
Gross profit	140,646	152,541	108,068	105,030	103,485
Operating expenses:
Research and development	40,295	35,886	30,473	36,867	25,176
Sales and marketing	32,624	31,167	25,018	35,898	26,940
General and administrative	24,508	25,562	23,967	27,296	24,249
Intangible asset impairment	—	—	—	1,958	—
In-process research and development	—	—	—	—	1,370
Total operating expenses	97,427	92,615	79,458	102,019	77,735
Income from operations	43,219	59,926	28,610	3,011	25,750
Other income:
Other income, net	1,876	1,879	1,913	6,835	7,960
Insurance reimbursement	—	—	—	878	841
Total other income	1,876	1,879	1,913	7,713	8,801
Income before provision for income taxes	45,095	61,805	30,523	10,724	34,551
Provision for income taxes	10,804	12,341	7,254	8,921	7,927
Net income	$34,291	$49,464	$23,269	$1,803	$26,624
Earnings per share:
Basic	$1.20	$1.78	$0.86	$0.06	$0.92
Diluted	$1.14	$1.67	$0.82	$0.06	$0.85
Shares used in per share calculation:
Basic	28,609	27,837	26,920	30,099	28,969
Diluted	29,964	29,556	28,297	31,755	31,254
Dividend per share	$0.20	$0.20	$0.10	$0.025	$—

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$139,836	$155,667	$134,974	$167,472	$118,353
Short-term investments	40,899	27,355	20,567	6,363	85,821
Cash, cash equivalents and short-term investments	$180,735	$183,022	$155,541	$173,835	$204,174
Working capital	$217,470	$212,055	$179,959	$200,997	$215,040
Total assets	$432,919	$433,070	$344,567	$313,078	$335,099
Long-term liabilities	$34,368	$29,580	$23,859	$20,426	$17,042
Stockholders' equity	$365,920	$354,035	$284,792	$259,681	$289,490

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

Business Overview
We design, develop, manufacture and market high-voltage, analog and mixed-signal integrated circuits, or ICs, and high-voltage diodes for use in electronic power supplies, also known as switched-mode power supplies. Our ICs and diodes are used principally in AC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial electronics markets. For example, our ICs are commonly used in such end products as mobile-phone chargers, desktop computers, home entertainment equipment, appliances, utility meters and LED light bulbs and fixtures.
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

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as light-emitting diodes, or LED. We believe this presents a significant opportunity for us because our ICs are used in power-supply, or driver, circuitry for high-voltage LED lighting applications.

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

Our net revenues were $298.7 million, $299.8 million and $215.7 million in 2011, 2010 and 2009, respectively. The slight decline in revenues from 2010 to 2011 reflected general industry conditions, specifically a slowdown in industry-wide demand in the second half of the year. Revenues from the consumer end market, our largest end market in terms of revenues, were down slightly compared with the prior year, while revenues from the communications end market, our second-largest end market, were down by a high-single-digit percentage from the prior year. These declines were largely offset by higher sales into the industrial and computer end markets. The growth of revenues from 2009 to 2010 reflected an industry-wide recovery in demand following the economic downturn of 2008-2009, as well as the increased penetration of our products into our addressable markets.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 65%, 62% and 62% of our net revenues for 2011, 2010 and 2009, respectively. Our top two customers, both distributors of our products, collectively accounted for approximately 32%, 28% and 25% of our net revenues for 2011, 2010 and 2009, respectively. In 2011, international sales comprised 96% of net revenues, and in 2010 and 2009, international sales comprised 95% of our net revenues.

    Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 1.0 percentage point; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from some of our Japanese suppliers. Also, although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As such, our unit costs and gross profit margin are impacted by the volume of units we produce.

    Our gross profit, defined as net revenues less cost of revenues, was $140.6 million, or 47% of net revenues, in 2011, compared to $152.5 million, or 51% of net revenues, in 2010 and $108.1 million, or 50% of net revenues, in 2009. The decrease in our gross margin in 2011 compared to 2010 was due primarily to higher input costs as well as a less favorable product mix; the increase in input costs was driven primarily by (1) increased depreciation expense for machinery and equipment to expand our production capacity, (2) the decline in the value of the U.S. dollar versus the Japanese yen, which has increased the cost of silicon wafers purchased from some of our Japanese wafer fabrication foundries and (3) the rise in the prices of some materials, primarily gold and copper, used in the assembly of our products. The increase in our gross margin in 2010 compared to 2009 was driven by (1) manufacturing efficiencies due to increased production volumes, which resulted in lower fixed costs per unit, and (2) a favorable end-market mix, as a higher percentage of our revenues came from the industrial and consumer end markets, which tend to have higher margins than other end markets. We are working to increase our gross margin through a combination of product-cost reductions and the development of new products and technologies aimed at increasing the value of our ICs to customers.

Total operating expenses in 2011, 2010 and 2009 were $97.4 million, $92.6 million and $79.5 million, respectively. The increase in operating expenses from 2010 to 2011 was driven primarily by (i) increased payroll and related expenses due to increased headcount, including higher research and development headcount resulting from an acquisition we completed in the third quarter of 2010 (for details see Note 11, Acquisitions, in our Notes to Consolidated Financial Statements), (ii) increases in sales and marketing headcount as a result of growth in our sales force and (iii) increased product-development and materials expenses related to foundry qualifications and ongoing new-product development. The increase in operating expenses was partially offset by lower stock-based compensation expense. The increase in operating expenses in 2010 compared to 2009 was driven primarily by (i) increased payroll and related expenses as a result of increased headcount in research and development, due in part to the acquisition we completed in the third quarter of 2010 mentioned above and (ii) headcount increases and other expenses in sales and marketing in order to support the record number of new product families we introduced in 2010. While our operating expenses may fluctuate from quarter to quarter in the future, over time our aim is to increase them at a rate lower than the growth rate of our revenues.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those listed below. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

Our critical accounting policies are as follows:

•	revenue recognition;

•	stock-based compensation;

•	estimating write-downs for excess and obsolete inventory;

•	income taxes; and

•	goodwill and intangible assets.

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. A brief description of these critical accounting policies is set forth below. For more information regarding our accounting policies, see Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements.

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 71% of our net product sales were made to distributors in 2011. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and requires letters of credit whenever deemed necessary.

Sales to international OEM customers and merchant power supply manufacturers that are shipped from our facility in California are pursuant to Delivered at Frontier, or DAF, shipping terms. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Sales to international OEMs and merchant power supply manufacturers for shipments from our facility outside of the United States are pursuant to EX Works, or EXW, shipping terms, meaning that title to the product transfers to the customer upon shipment from our foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are pursuant to Free on Board, or FOB, point of origin shipping terms meaning that title is passed to the customer upon shipment. Revenue is recognized upon title transfer for sales to OEMs and merchant power supply manufacturers, assuming all other criteria for revenue recognition are met.

Sales to distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2011 and December 31, 2010 was approximately $16.7 million and $24.7 million, respectively. The total deferred cost as of December 31, 2011 and December 31, 2010 was approximately $8.8 million and $12.5 million, respectively.

Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At or soon after the distributor invoices its customer, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor's cost from the standard price to the pre-approved lower price. After we verify the claim, a credit memo is issued to the distributor for the ship and debit claim. We maintain a reserve for unprocessed claims and future ship and debit price adjustments. The reserve appears as a reduction to accounts receivable in our accompanying consolidated balance sheets. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on the deferred revenue and deferred margin ultimately recognized. To evaluate the adequacy of our reserves, we analyze historical ship and debit payments and levels of inventory in the distributor channels.

Stock-based compensation

We apply the provisions of ASC 718-10, Share-Based Payment. Under the provisions of ASC 718-10, we recognize the fair value of stock-based compensation in our financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. We use estimates of volatility, expected term, risk-free interest rate, dividend yield and forfeitures in determining the fair value of these awards and the amount of compensation expense to recognize. Changes in these estimates could result in changes to our compensation charges.

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

We account for income taxes under the provisions of ASC 740. Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will more likely than not be realized based on available evidence and management’s judgment. We limit the deferred tax assets recognized related to some of our officers’ compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

As of December 31, 2011, we continue to maintain a valuation allowance on a portion of our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in some non-U.S. jurisdictions.

In the first quarter of 2011, the IRS informed us that it intends to propose material adjustments to our taxable income for fiscal years 2003 through 2006 related to our intercompany research and development cost-sharing arrangement and related issues. In December 2011, we received an addendum to the notice of proposed adjustments from the IRS related to our intercompany research and development cost sharing arrangement. We believe the IRS's position with respect to the proposed adjustment is inconsistent with applicable tax law, and that we have a meritorious defense to our position. Accordingly, we intend to continue to challenge the IRS's position on this matter vigorously. While we believe the IRS's asserted position on this matter is not supported by applicable law, we have provided reserves for our position in this matter, and we may be required to make payments to the IRS pending resolution of this matter. If this matter is litigated and the IRS is able to successfully sustain its position, our results of operations and financial condition could be materially and adversely affected (refer to Note 8,

Provision for Income Taxes, in our Notes to Consolidated Financial Statements for further details). Resolution of this matter is not anticipated within the next year.

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. We evaluated goodwill for impairment in the fourth quarters of 2011 and 2010, and concluded that no impairment existed as of December 31, 2011 and December 31, 2010.

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

Results of Operations

The following table sets forth some operating data in dollars, as a percentage of total net revenues and the increase (decrease) over prior periods for the periods indicated (dollar amounts in thousands).

	Year Ended December 31,
	Amount			Increase (Decrease)		Percent of Net Revenues
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009	2011	2010	2009
Total net revenues	$298,739	$299,803	$215,701	$(1,064)	$84,102	100.0%	100.0%	100.0%
Cost of revenues	158,093	147,262	107,633	10,831	39,629	52.9	49.1	49.9
Gross profit	140,646	152,541	108,068	(11,895)	44,473	47.1	50.9	50.1
Operating expenses:
Research and development	40,295	35,886	30,473	4,409	5,413	13.5	12.0	14.1
Sales and marketing	32,624	31,167	25,018	1,457	6,150	10.9	10.4	11.6
General and administrative	24,508	25,562	23,967	(1,054)	1,595	8.2	8.5	11.1
Total operating expenses	97,427	92,615	79,458	4,812	13,158	32.6	30.9	36.8
Income from operations	43,219	59,926	28,610	(16,707)	31,315	14.5	20.0	13.3
Total other income	1,876	1,879	1,913	(3)	(33)	0.6	0.6	0.9
Income before provision for income tax	45,095	61,805	30,523	(16,710)	31,282	15.1	20.6	14.2
Provision for income taxes	10,804	12,341	7,254	(1,537)	5,087	3.6	4.1	3.4
Net income	$34,291	$49,464	$23,269	$(15,173)	$26,195	11.5%	16.5%	10.8%

Comparison of Years Ended December 31, 2011, 2010 and 2009

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances, plus, in 2009, license fees and royalties. The slight decline in revenues from 2010 to 2011 reflected general industry conditions, specifically a slowdown in industry-wide demand in the second half of the year. Revenues from the consumer end market, our largest end market in terms of revenues, were down slightly compared with the prior year, while revenues from the communications end market, our second-largest end market, were down by a high-single-digit percentage from the prior year. These declines were largely offset by higher sales into the industrial and computer end markets. Net revenues increased 39% from 2009 to 2010, reflecting an industry-wide recovery in demand following the economic downturn of 2008-2009, as well as the increased penetration of our products into our addressable markets.

Our net revenue mix by product family and by the end markets served in 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
Product Family	2011	2010	2009
TinySwitch	33%	38%	43%
LinkSwitch	42%	37%	33%
TOPSwitch	23%	24%	23%
Other	2%	1%	1%

	Year Ended December 31,
End Market	2011	2010	2009
Consumer	38%	38%	35%
Communications	28%	31%	34%
Industrial electronics	22%	19%	17%
Computer	12%	12%	14%

Sales to customers outside of the Americas were $285.9 million in 2011, compared to $284.8 million in 2010 and $204.9 million in 2009, representing approximately 96% of net revenues in 2011, and 95% of net revenues in both 2010 and 2009. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region were approximately 84% of our net revenues in 2011, 2010 and 2009. We expect international sales to continue to account for a large portion of our net revenues.

Distributors accounted for 71%, 67% and 64% of our net product sales for the years ended December 31, 2011, 2010 and 2009, respectively, with direct sales to OEMs and power supply manufacturers accounting for the remainder in each of the corresponding years. In 2011, 2010 and 2009, two distributors, Avnet and ATM Electronic Corporation, each accounted for more than 10% of revenues. The table below includes net revenues from each of these customers for the three years ended December 31, 2011.

	Year Ended December 31,
Customer	2011	2010	2009
Avnet	19%	17%	15%
ATM Electronic Corporation	13%	11%	10%

No other customers accounted for 10% or more of net revenues during these years.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Net revenues	$298.7	$299.8	$215.7
Gross profit	$140.6	$152.5	$108.1
Gross margin	47.1%	50.9%	50.1%

The decrease in our gross margin in 2011 compared to 2010 was due primarily to higher input costs as well as a less favorable product mix; the increase in input costs was driven primarily by (1) increased depreciation expense for machinery and equipment to expand our production capacity, (2) the decline in the value of the U.S. dollar versus the Japanese yen, which has increased the cost of silicon wafers purchased from some of our Japanese wafer fabrication foundries and (3) the rise in the prices of some materials, primarily gold and copper, used in the assembly of our products. The increase in our gross margin in 2010 compared to 2009 was driven primarily by (1) manufacturing efficiencies due to increased production volumes, which resulted in a lower fixed cost per unit and (2) a more favorable end-market mix, as a larger percentage of our revenues came from industrial and consumer end markets, which tend to feature higher gross margins than other end markets. These benefits were partially offset by product mix, as we experienced a significant increase in sales of recently introduced products which tend to have lower gross margins than earlier-generation products. The increase in our gross margin was also partially offset by the increase in the price of gold, which put upward pressure on the cost of producing our ICs.
Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The table below compares R&D expenses for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Net revenues	$298.7	$299.8	$215.7
R&D expenses	$40.3	$35.9	$30.5
R&D expenses as a % of net revenues	13.5%	12.0%	14.1%

R&D expenses increased in 2011 compared to the prior year primarily due to an acquisition completed in August of 2010 which increased headcount and payroll related expenses. This acquisition also resulted in increased depreciation and facilities expenses (See Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details). Product-development and materials expenses also increased year-over-year due to expenses related to foundry qualifications and ongoing new-product development. These increases were partially offset by lower stock-based compensation expense. In 2011, our established performance targets for vesting of our 2011 performance-based awards were not met, resulting in no expense for performance-based awards in 2011. In 2010, R&D expenses increased 18% compared with 2009, due primarily to increased payroll and related expenses as a result of increased headcount, due in part to the acquisition mentioned above.
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Net revenues	$298.7	$299.8	$215.7
Sales and marketing expenses	$32.6	$31.2	$25.0
Sales and marketing expenses as a % of net revenue	10.9%	10.4%	11.6%

Sales and marketing expenses increased in 2011 compared to 2010, driven primarily by increased payroll and related expenses as well as travel and sales infrastructure expenses as a result of increased headcount to expand our international sales force. The increases were partially offset by decreased bonus and commission expense as well as lower stock-based compensation expense as described above. In 2010, sales and marketing expenses increased 25% compared with 2009, driven primarily by increased payroll and related expenses and increased commission expense, resulting from increased headcount, higher revenues and promotional activities associated with new-product launches.
General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Net revenues	$298.7	$299.8	$215.7
G&A expenses	$24.5	$25.6	$24.0
G&A expenses as a % of net revenue	8.2%	8.5%	11.1%

G&A expenses decreased 4% in 2011 compared to the prior year. The decrease was due primarily to reduced stock-based compensation expense as described above, and reduced acquisition-related expenses (we acquired two businesses in 2010; refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details). These decreases were partially offset by increased salaries and related expenses resulting from increased headcount to support our overall employee growth. G&A expenses increased 7% in 2010 compared to 2009, due primarily to expenses associated with acquisitions and other strategic transactions, and higher patent-litigation expenses.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents and short- and long-term investments. The table below compares other income, net for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Net revenues	$298.7	$299.8	$215.7
Other income	$1.9	$1.9	$1.9
Other income as a % of net revenue	0.6%	0.6%	0.9%

Other income, net remained flat in the three years ended December 31, 2011, 2010 and 2009, due primarily to relatively stable interest rates as well as similar levels of cash and investments.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares the provision for income taxes for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Income before provision for income taxes	$45.1	$61.8	$30.5
Provision for income taxes	$10.8	$12.3	$7.2
Effective tax rate	24.0%	20.0%	23.8%

Our effective tax rate was lower than the statutory rate of 35% for the year ended December 31, 2011, due primarily to the geographic distribution of our world-wide earnings as well as a federal research tax credit partially offset by a valuation allowance on our California deferred tax asset. Our effective tax rate was lower than the statutory rate of 35% for the year ended December 31, 2010 due primarily to the geographic distribution of our world-wide earnings, the favorable impacts of the extension of the federal research tax credit for 2010 and the federal investment tax credit on our solar-power installation. Our effective tax rate was lower than the statutory rate of 35% for the year ended December 31, 2009 due primarily to the geographic distribution of our world-wide earnings partially offset by the establishment of a partial valuation allowance on our California deferred tax assets. For further income tax information refer to Note 8, Provision for Income Taxes, in our

Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

We had approximately $212.8 million in cash, cash equivalents, short-term and long-term investments at December 31, 2011 compared to $214.8 million at December 31, 2010, and $195.6 million at December 31, 2009.

As of December 31, 2011, 2010 and 2009 we had working capital, defined as current assets less current liabilities, of approximately $217.5 million, $212.1 million and $180.0 million, respectively.

Our operating activities generated cash of $69.2 million, $60.0 million and $45.0 million in the years ended December 31, 2011, 2010 and 2009, respectively. In each of these years, cash was primarily generated from operating activities in the ordinary course of business.

Cash provided by operating activities totaled $69.2 million in the year ended December 31, 2011. For the year ended December 31, 2011, our net income was $34.3 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $15.4 million, $0.9 million and $9.0 million, respectively. Additional sources of cash included (1) a $10.0 million decrease in inventories due to reduced wafer purchases and (2) a $3.0 million increase in accrued liabilities resulting primarily from an increase in our long-term tax liability. These sources of cash were partially offset by (1) a $4.3 million decrease in deferred income on sales to distributors resulting from decreased inventory levels at our distributors and (2) a $3.6 million increase in accounts receivable due to the timing of ship and debit and sales rebate credits in the fourth quarter of 2011, versus the fourth quarter of 2010.

Cash provided by operating activities totaled $60.0 million in the year ended December 31, 2010. Our net income for this period was $49.5 million; we also incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $13.0 million and $10.7 million, respectively. Additional sources of cash included (1) $16.2 million in decreased accounts receivable associated with improved collections as well as the timing of ship-and-debit credit settlements with distributors and (2) $5.8 million increase in income tax and other payables. These sources of cash were offset by (1) a $33.6 million increase in inventory due to higher production volumes in response to higher demand for our products along with new product launches; and (2) an $8.5 million net increase in prepaid expenses and other assets, driven mainly by a payment of $10.0 million for a prepaid royalty (for details see Note 12, Investment in Third Party, in our Notes to Consolidated Financial Statements).

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

Our investing activities in the year ended December 31, 2011 resulted in a $52.3 million net use of cash, consisting primarily of (i) $23.2 million for purchases of property and equipment, primarily manufacturing equipment to support our growth as well as building improvements in connection with our research and development facility in New Jersey, (ii) $6.9 million paid in relation to the acquisition of Qspeed (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements), (iii) $8.1 million in connection with our lease line of credit to SemiSouth (refer to Note 13, Lease Line to Third Party, in our Notes to Consolidated Financial Statements) and (iv) $15.5 million, net, for purchases of held-to maturity investments. These uses of cash were partially offset by $2.2 million in proceeds from the sale of capital equipment.

Our investing activities for the year ended December 31, 2010 consisted of a $46.5 million net use of cash. This use of cash reflected (1) purchases of property and equipment of $30.6 million, primarily manufacturing equipment to support our increased production requirements, and the installation of a solar array to supply power for our corporate headquarters facility,

(2) $8.6 million to purchase the assets of an early-stage research and development company (see Note 11, Acquisitions, in our Notes to Consolidated Financial Statements for details) and (3) $6.8 million for the issuance of notes receivable to third parties, partially offset by $1.4 million of proceeds from the sale of property and equipment.

Our investing activities for the year ended December 31, 2009 consisted of a net $58.0 million use of cash. This use of cash reflected net investment purchases of $53.6 million and purchases of property and equipment of $14.4 million, partially offset by the $10.0 million maturity of our note to our supplier, and the related collection of that note in 2009.

Our financing activities in the year ended December 31, 2011, resulted in a $32.7 million net use of cash.
Financing activities consisted primarily of $50.0 million for the repurchase of our common stock and $5.7 million for the payment of dividends to stockholders. This cash usage was partially offset by proceeds of $22.2 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

Our financing activities in 2010 resulted in net proceeds of $7.3 million. The proceeds from financing activities included (1) $26.3 million from the issuance of shares through our employee stock purchase plan and the exercise of employee stock options, and (ii) $1.3 million of excess tax benefits from stock options exercised. These sources of cash were partially offset by (i) $14.0 million for the repurchase of our common stock, (2) $5.6 million for the payment of dividends to stockholders and (3) $0.8 million for the repurchase and retirement of shares related to employee income tax withholding.

Our financing activities in 2009 resulted in a net $19.5 million use of cash. The use of cash consisted primarily of the repurchase of approximately 1.4 million shares of our common stock for $28.7 million, the cash payment of $9.0 million to our employees in relation to our tender offer in December 2008, and the $2.7 million payment of dividends to stockholders in 2009. This use of cash was partially offset by $20.3 million in proceeds as a result of exercises of employee stock options and from the issuance of stock through our employee stock purchase plan.

In February 2011, we entered into an unsecured credit agreement with a bank, which we refer to as the Credit Agreement. Pursuant to the Credit Agreement, we can request advances in an amount not to exceed an aggregate principal amount of $50.0 million, the proceeds of which can be used for working capital requirements and other general corporate purposes. In addition, the agreement also covers advances for commercial letters of credit. For advances under the Credit Agreement, interest is due monthly, and principal is due at maturity in February 2013 with prepayments permitted at no penalty. Interest under the Credit Agreement is, at our option, LIBOR plus a 1.5% margin or Prime. We do not pay an undrawn commitment fee. The terms of the credit agreement require us to remain in compliance with some covenants, including maintenance of specified levels of liquidity and tangible net worth; we are currently in compliance with these covenants. We currently have an outstanding letter of credit in the amount of $15.0 million in connection with our contingent purchase commitment for SemiSouth's intellectual property (see Note 12, Investment in Third Party, in our Notes to Consolidated Financial Statements for details). As of December 31, 2011 the balance of this credit line is unused and available.

We paid dividends on a quarterly basis in 2011, 2010 and 2009, which resulted in approximately a $1.4 million use of cash per quarter in 2011 and 2010, and a $0.7 million use of cash per quarter in 2009. The dividends in 2011 and 2010 were $0.05 per share per quarter, and in 2009 were $0.025 per share per quarter. In January 2012, our Board of Directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid at the end of each quarter in 2012. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

From May 14, 2009 to December 31, 2009, we purchased 0.5 million shares of our common stock for approximately $11.0 million, and in the first two quarters of 2010 we purchased 0.4 million shares of our common stock for approximately $14.0 million.

In February 2011, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. From February 2011 to December 2011, we repurchased 1.5 million shares for a total cost of $50.0 million, concluding this repurchase program. In November 2011, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock. Repurchases in connection with this plan will be executed according to some pre-defined price/volume guidelines set by the board of directors for repurchases in 2011. There is currently no expiration date for this repurchase program.

In the first quarter of 2011, the IRS informed us that it intends to propose material adjustments to our taxable income for fiscal years 2003 through 2006 related to our intercompany research and development cost-sharing arrangement and related issues. In December 2011, we received an addendum to the notice of proposed adjustments from the IRS related to our intercompany research and development cost sharing arrangement. We believe the IRS's position with respect to the proposed adjustment is without merit, inconsistent with applicable tax law, and that we have a meritorious defense to our position. Accordingly, we intend to continue to challenge the IRS's position on this matter vigorously. While we believe the IRS's asserted position on this matter is not supported by applicable law, we may be required to make additional payments to the IRS pending resolution of this matter. If this matter is litigated and the IRS is able to successfully sustain its position, our results of operations and financial condition could be materially and adversely affected. Resolution of this matter is not anticipated within the next year (refer to Note 8, Provision for Income Taxes, in our Notes to Consolidated Financial Statements).

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to our acquisitions, and the results of our IRS audit. Our intent is to permanently reinvest our earnings from foreign operations. Current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations since a significant amount of our cash and investments are held in the U.S. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in connection with the repatriation of any funds.

If our operating results deteriorate in future periods, either as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our current financing or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2011, we had the following contractual obligations and commitments (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Purchase obligations	$22,920	$22,920	$—	$—	$—
Operating lease obligations	2,373	1,105	1,091	163	14
Total	$25,293	$24,025	$1,091	$163	$14

In addition to our contractual obligations noted above we have a contractual obligation related to income tax as of December 31, 2011, which primarily comprises unrecognized tax benefits of approximately $34.9 million, and was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

We entered into an agreement with SemiSouth Laboratories in 2010, pursuant to which we may be obligated to acquire the company at a future date if the company meets specified financial performance conditions. Since it is not possible to estimate if or when they will exercise their option to put the company to us, or what the purchase price would be, we have not included this future potential payment in the table above. For more information on our agreement with SemiSouth, refer to Note 12, Investment in Third Party, in our Notes to Consolidated Financial Statements.

In July 2011, SemiSouth obtained $15.0 million of additional financing through the sale, and concurrent licensing back, of its intellectual property ("IP") with a financing company. In connection with this arrangement, we entered into a contingent purchase commitment with the financing company for SemiSouth's IP. The contingent purchase commitment requires us to purchase the IP previously owned by SemiSouth from its new owner for $15.0 million (plus reimbursement of certain expenses) under certain conditions generally relating to SemiSouth's failure to make certain payments or SemiSouth's insolvency. In this event, the agreement sets forth a process to be followed before our purchase commitment matures (for further information see Note 12, Investment in Third Party, in our Notes to Consolidated Financial Statements).

Guaranty

In December 2011, we entered into a $2.5 million lease guaranty agreement, which we refer to as the Guaranty Agreement with a third party. The Guaranty Agreement guarantees SemiSouth's performance under SemiSouth's equipment lease with this third party. The Guaranty Agreement shall remain in place until SemiSouth secures additional financing.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months but not longer than one year from the balance sheet date are classified as short-term investments. Investments in highly liquid financial instruments with maturities greater than one year from the balance sheet date are classified as long-term investments. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. We do not hold any instruments for trading purposes. At December 31, 2011 and 2010 we held primarily cash equivalents, short-term investments and long-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, most of our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2011 or December 31, 2010, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, for a tabular presentation of our held-to-maturity investments and the expected maturity dates.

In the event that the carrying value of our investments exceeds its fair value, and we determine the decline in value to be other than temporary, we will reduce the carrying value to its current fair value. As of December 31, 2011 none of our investments were impaired.

Foreign Currency Exchange Risk. Our primary transactional currency is U.S. dollars; however we also have sales offices in various foreign countries in which our expenses are denominated in the local currency, primarily Asia and Western Europe. Currently, we do not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Nevertheless, as a result of our above-mentioned supplier agreements, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would result in a corresponding change in our gross margin of approximately 1 percentage point; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from some of our Japanese suppliers and could subject our gross profit and operating results to the potential for material fluctuations.

At December 31, 2011, and December 31, 2010, we did not have material cash or investments denominated in foreign currencies, and therefore had no material foreign currency exchange risk related to our cash and investments.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth in the pages indicated in Item 15(a), and the supplementary data required by this item is included in Note 15, Selected Quarterly Information, in our notes to consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our periodic controls evaluation.  Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

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

Management conducted an assessment of Power Integrations' internal control over financial reporting as of December 31, 2011 based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

The effectiveness of Power Integrations' internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power Integrations, Inc.
San Jose, California

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 28, 2012

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2011, or the Proxy Statement, and is incorporated herein by reference:

•
Information regarding our directors and any persons nominated to become a director, as well as with respect to some other required board matters, is set forth under Proposal 1 entitled “Election of Directors.”

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

Item 11. Executive Compensation.

Information regarding compensation of our named executive officers is set forth under the caption "Compensation of Executive Officers" in the Proxy Statement, which information is incorporated herein by reference.
Information regarding compensation of our directors is set forth under the caption "Compensation of Directors" in the Proxy Statement, which information is incorporated herein by reference.
Information relating to compensation policies and practices as they relate to risk management is set forth under the caption “Compensation Policies and Practices as They Relate to Risk Management” under Proposal 1 entitled “Election of Directors.”
Information regarding compensation committee interlocks is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement, which information is incorporated herein by reference.
The Compensation Committee Report is set forth under the caption "Compensation Committee Report" in the Proxy Statement, which report is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which information is incorporated herein by reference.

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth under the caption “Equity Compensation Plan Information" in the Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 Information regarding certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which information is incorporated herein by reference.

Information regarding director independence is set forth under the caption “Proposal 1 - Election of Directors” in the Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information regarding principal auditor fees and services is set forth under "Principal Accountant Fees and Services" in the Proposal entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Power Integrations, Inc.
San Jose, California
We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 28, 2012

POWER INTEGRATIONS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts and par value)

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,836	$155,667
Short-term investments	40,899	27,355
Accounts receivable, net of allowances of $215 and $275 in 2011 and 2010, respectively (Note 2)	9,396	5,713
Inventories	52,010	62,077
Deferred tax assets	892	1,435
Prepaid expenses and other current assets	7,068	9,263
Total current assets	250,101	261,510
INVESTMENTS	32,041	31,760
PROPERTY AND EQUIPMENT, net	88,241	84,470
INTANGIBLE ASSETS, net	8,852	9,795
GOODWILL	14,786	14,826
DEFERRED TAX ASSETS	12,387	13,421
OTHER ASSETS	26,511	17,288
Total assets	$432,919	$433,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,532	$20,291
Accrued payroll and related expenses	5,911	7,395
Deferred income on sales to distributors	7,883	12,221
Other accrued liabilities	2,305	9,548
Total current liabilities	32,631	49,455
LONG-TERM INCOME TAXES PAYABLE	34,368	29,580
Total liabilities	66,999	79,035
COMMITMENTS AND CONTINGENCIES (Notes 8, 9 and 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000,000 shares
Outstanding - 28,065,707 and 28,375,363 shares in 2011 and 2010, respectively	28	28
Additional paid-in capital	158,646	175,295
Accumulated other comprehensive income	50	85
Retained earnings	207,196	178,627
Total stockholders’ equity	365,920	354,035
Total liabilities and stockholders’ equity	$432,919	$433,070
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
NET REVENUES	$298,739	$299,803	$215,701
COST OF REVENUES	158,093	147,262	107,633
GROSS PROFIT	140,646	152,541	108,068

OPERATING EXPENSES:
Research and development	40,295	35,886	30,473
Sales and marketing	32,624	31,167	25,018
General and administrative	24,508	25,562	23,967
Total operating expenses	97,427	92,615	79,458
INCOME FROM OPERATIONS	43,219	59,926	28,610
OTHER INCOME (EXPENSE):
Interest income	2,054	2,096	2,175
Interest expense	—	(3)	(3)
Other, net	(178)	(214)	(259)
Total other income	1,876	1,879	1,913
INCOME BEFORE PROVISION FOR INCOME TAXES	45,095	61,805	30,523
PROVISION FOR INCOME TAXES	10,804	12,341	7,254
NET INCOME	$34,291	$49,464	$23,269

EARNINGS PER SHARE:
Basic	$1.20	$1.78	$0.86
Diluted	$1.14	$1.67	$0.82

SHARES USED IN PER SHARE CALCULATION:
Basic	28,609	27,837	26,920
Diluted	29,964	29,556	28,297
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
BALANCE AT January 1, 2009	27,530	$28	$145,544	$(57)	$114,166	$259,681
Issuance of common stock under employee stock option plan	933	—	16,723	—	—	16,723
Repurchase of common stock	(1,403)	(1)	(28,673)	—	—	(28,674)
Issuance of common stock under employee stock purchase plan	218	—	3,630	—	—	3,630
Income tax benefits from employee stock option exercises	—	—	1,551	—	—	1,551
Stock-based compensation expense related to employee stock options and awards	—	—	9,148	—	—	9,148
Stock-based compensation expense related to employee stock purchases	—	—	2,098	—	—	2,098
Payment of dividends to stockholders	—	—	—	—	(2,695)	(2,695)
Translation adjustment	—	—	—	61	—	61
Net income	—	—	—	—	23,269	23,269
BALANCE AT DECEMBER 31, 2009	27,278	27	150,021	4	134,740	284,792
Issuance of common stock under employee stock option and stock award plans	1,270	1	22,861	—	—	22,862
Net issuance of performance stock unit awards	95		(769)			(769)
Repurchase of common stock	(396)	—	(13,960)	—	—	(13,960)
Issuance of common stock under employee stock purchase plan	128	—	3,402	—	—	3,402
Income tax benefits from employee stock option exercises	—	—	5,615	—	—	5,615
Section 162(m) adjustment for IRS settlement	—	—	(2,724)	—	—	(2,724)
Stock-based compensation expense related to employee stock options and awards	—	—	9,726	—	—	9,726
Stock-based compensation expense related to employee stock purchases	—	—	1,123	—	—	1,123
Payment of dividends to stockholders	—	—	—	—	(5,577)	(5,577)
Translation adjustment	—	—	—	81	—	81
Net income	—	—	—	—	49,464	49,464
BALANCE AT DECEMBER 31, 2010	28,375	28	175,295	85	178,627	354,035
Issuance of common stock under employee stock option and stock award plans	1,011	1	18,463	—	—	18,464
Net issuance of performance stock unit awards	85	—	—	—	—	—
Repurchase of common stock	(1,531)	(1)	(49,999)	—	—	(50,000)
Issuance of common stock under employee stock purchase plan	125	—	3,747	—	—	3,747
Income tax benefits from employee stock option exercises	—	—	2,201	—	—	2,201
Stock-based compensation expense related to employee stock options and awards	—	—	7,778	—	—	7,778
Stock-based compensation expense related to employee stock purchases	—	—	1,161	—	—	1,161
Payment of dividends to stockholders	—	—	—	—	(5,722)	(5,722)
Translation adjustment	—	—	—	(35)	—	(35)
Net income	—	—	—	—	34,291	34,291
BALANCE AT DECEMBER 31, 2011	28,065	$28	$158,646	$50	$207,196	$365,920
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,291	$49,464	$23,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,372	12,341	9,667
Amortization of intangibles	943	674	673
Gain on sale of property and equipment	(41)	(330)	(5)
Stock-based compensation expense	8,969	10,721	11,330
Amortization of premium on held-to-maturity investments	1,627	1,765	319
Deferred income taxes	1,577	1,124	658
Decrease in accounts receivable allowances	(61)	(27)	(4)
Excess tax benefit from stock options exercised	(796)	(1,309)	(562)
Tax benefit associated with employee stock plans	2,201	2,891	1,403
Change in operating assets and liabilities:
Accounts receivable	(3,621)	16,236	(8,709)
Inventories	10,037	(33,588)	2,136
Prepaid expenses and other assets	1,619	(8,515)	(10,110)
Accounts payable	(1,564)	(483)	6,838
Taxes payable and accrued liabilities	2,977	5,828	3,825
Deferred income on sales to distributors	(4,338)	3,180	4,243
Net cash provided by operating activities	69,192	59,972	44,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,223)	(30,567)	(14,356)
Proceeds from sale of property and equipment	2,249	1,415	—
Investment in third party	—	(1,831)	—
Other assets	(1,277)	—	—
Acquisitions (Note 11)	(6,914)	(8,598)	—
Increase in financing lease receivables	(8,116)	—	—
Collections of financing lease receivable	425	—	—
Notes to third parties	(3,000)	(6,750)	—
Collection of notes to third parties	3,000	—	10,000
Purchases of held-to-maturity investments	(42,176)	(27,224)	(60,461)
Proceeds from sales and maturities of held-to-maturity investments	26,725	27,010	6,849
Net cash used in investing activities	(52,307)	(46,545)	(57,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	22,210	26,263	20,353
Repurchase of common stock	(50,000)	(13,960)	(28,673)
Payment for tender offer	—	—	(9,048)
Retirement of shares for income tax withholding	—	(769)	—
Payments of dividends to stockholders	(5,722)	(5,577)	(2,695)

	Year Ended
	December 31,
Excess tax benefit from stock options exercised	796	1,309	562
Net cash (used in) provided by financing activities	(32,716)	7,266	(19,501)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,831)	20,693	(32,498)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	155,667	134,974	167,472
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,836	$155,667	$134,974

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$3,497	$5,369	$785
Unpaid financing lease equipment	$321	$—	$—
Conversion of notes receivable in connection with acquisition (Note 11)	$—	$1,752	$—
Application of prepayment to acquisition (Note 11)	$—	$1,200	$—
Conversion of notes receivable in connection with equity investment	$—	$5,169	$—
Acquisition (Note 11)	$—	$6,955	$—
Settlement of pre-existing arrangement in connection with acquisition	$—	$5,250	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$3	$397
Cash paid for income taxes, net of refunds	$1,233	$3,018	$150

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

Power Integrations, Inc. ("Power Integrations" or the “Company”), incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets proprietary, high-voltage, analog and mixed-signal integrated circuits (“ICs”) and high-voltage diodes for use in electronic power supplies, also known as switched-mode power supplies. The Company's ICs and diodes are used principally in AC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial electronics markets.

The Company is subject to a number of risks including, among others, the volume and timing of orders received from customers, competitive pressures on selling prices, the demand for its products declining in the major end markets it serves, the volume and timing of deliveries of orders placed with the Company's wafer foundries and assembly subcontractors, the inability to adequately protect or enforce its intellectual property rights, fluctuations in the exchange rate between the U.S. dollar and the Japanese yen, the audit conducted by the Internal Revenue Service, which is asserting that the Company owes additional taxes relating to a number of tax related positions, the continued impact of recently enacted changes in securities laws and regulations including the Sarbanes-Oxley Act, required expenses incurred in connection with its litigation, the lengthy timing of its sales cycle, undetected defects and failures in meeting the exact specifications required by its products, reliance on its international sales activities which account for a substantial portion of net revenues, its ability to develop and bring to market new products and technologies on a timely basis, the ability of its products to penetrate additional markets, attraction and retention of qualified personnel in a competitive market, exposure to risks associated with acquisitions and strategic investments, its ability to successfully integrate, or realize the expected benefits from its acquisitions, changes in environmental laws and regulations, interruptions in its information technology systems and earthquakes, terrorist acts or other disasters.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany transactions and balances.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for receivables and inventories. These estimates are based on historical facts and various other factors, which the Company believes to be reasonable at the time the estimates are made. However, as future events unfold and their effects cannot be determined with precision, actual results could differ significantly from management's estimates.

Cash and Cash Equivalents

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Short-Term and Long-Term Investments

Investments in highly liquid financial instruments with maturities greater than three months but not longer than twelve months from the balance sheet date are classified as short-term investments. Investments in financial instruments with maturities greater than twelve months from the balance sheet date are classified as long-term investments. As of December 31, 2011 and December 31, 2010, the Company's short-term and long-term investments consisted of U.S. government backed securities, municipal bonds, certificates of deposit and other high-quality commercial securities, which were classified as held-to-maturity and were valued using the amortized-cost method, which approximates fair market value. The weighted average interest rate of investments at December 31, 2011, was approximately 1.66%, and at December 31, 2010 was approximately

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.79%.

Amortized cost and estimated fair market value of investments classified as held-to-maturity at December 31, 2011, were as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
Commercial paper	$9,849	$—	$—	$9,849
Corporate securities	6,098	9	(1)	6,106
Total	$15,947	$9	$(1)	$15,955

Investments due in 4-12 months:
Corporate securities	$24,801	$179	(23)	$24,957
Certificates of deposit	10,000	1	—	10,001
Total	$34,801	$180	(23)	$34,958
Investments due in more than 12 months:
Corporate securities	$32,041	$5	$(178)	$31,868
Total	$32,041	$5	$(178)	$31,868
Total investment securities	$82,789	$194	$(202)	$82,781

Amortized cost and estimated fair market value of investments classified as held-to-maturity at December 31, 2010 were as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
Commercial paper	$7,135	$—	$—	$7,135
Corporate securities	1,508	—	(1)	1,507
Total	$8,643	$—	$(1)	$8,642

Investments due in 4-12 months:
Corporate securities	$21,255	$84	$—	$21,339
U.S. government securities	5,095	20	—	5,115
U.S. municipal securities	1,005	3	—	1,008
Total	$27,355	$107	$—	$27,462

Investments due in more than 12 months:
Corporate securities	$31,760	$648	$—	$32,408
Total	$31,760	$648	$—	$32,408

Total investment securities	$67,758	$755	$(1)	$68,512
As of December 31, 2011 and 2012, there were no individual securities that had been in a continuous loss position for 12 months or longer.
Inventories

Inventories (which consist of costs associated with the purchases of wafers from offshore foundries and of packaged components from offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Raw materials	$12,389	$20,334
Work-in-process	7,841	13,171
Finished goods	31,780	28,572
Total	$52,010	$62,077
Additional Components of the Company's Consolidated Balance Sheet
Accounts Receivable (in thousands):

	December 31, 2011	December 31, 2010
Accounts receivable trade	$27,972	$30,656
Accrued ship and debit and rebate claims	(18,361)	(24,839)
Allowance for doubtful accounts	(215)	(275)
Other	—	171
Total	$9,396	$5,713
Prepaid Expenses and Other Current Assets (in thousands):

	December 31, 2011	December 31, 2010
Prepaid legal fees	$3,500	$4,000
Prepaid inventory	—	917
Prepaid income tax	118	1,117
Prepaid maintenance agreements	669	554
Interest receivable	625	737
Other	2,156	1,938
Total	$7,068	$9,263

Other Assets (in thousands):

	December 31, 2011	December 31, 2010
Prepaid royalty (Note 12)	$10,000	$10,000
Investment in third party (Note 12)	7,000	7,000
Financing lease receivables and deposits (Note 13)	7,558	—
Other	1,953	288
Total	$26,511	$17,288
Other Accrued Liabilities (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2011	December 31, 2010
Accrued payment for acquisition (Note 11)	$—	$6,955
Accrued professional fees	892	1,013
Accrued expense for engineering wafers	402	502
Advances from customers	596	713
Other	415	365
Total	$2,305	$9,548

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Land	$16,754	$16,754
Construction-in-progress	17,296	10,902
Building and improvements	32,599	30,962
Machinery and equipment	92,919	86,308
Office furniture and equipment	23,897	22,333
	183,465	167,259
Accumulated depreciation	(95,224)	(82,789)
Total	$88,241	$84,470

Depreciation expense of property and equipment for fiscal years ended December 31, 2011 and 2010 and 2009 was approximately $15.4 million, $12.3 million and $9.7 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years or life of lease agreement, if shorter
Machinery and equipment	2-8 years
Office furniture and equipment	4 years

Total property and equipment located in the United States at December 31, 2011, 2010 and 2009 was approximately 64%, 63% and 66%, respectively, of total property and equipment. In 2010, China held 10% of total property and equipment. In 2011 and 2009, no foreign country held more than 10% of total property and equipment.

Goodwill and Intangible Assets

Goodwill is evaluated in accordance with ASC 350-10, Goodwill and Other Intangible Assets, and an impairment analysis is conducted on an annual basis, or sooner if the indicators exist for a potential impairment. See Note 5, Goodwill and Intangible Assets, below for more information on the Company's goodwill activity.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, from time-to-time the Company will contribute a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. No employee 401(k) contribution was provided for in 2011; however, the Company provided for a contribution of approximately $0.7 million in 2010 and $0.7 million in 2009.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 71% of the Company's net product sales were made to distributors in 2011. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

Sales to international OEM customers and merchant power supply manufacturers that are shipped from the Company's facility in California are pursuant to “delivered at frontier” (“DAF”) shipping terms. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Sales to international OEMs and merchant power supply manufacturers for shipments from the Company's facility outside of the United States are pursuant to “EX Works” ("EXW") shipping terms, meaning that title to the product transfers to the customer upon shipment from the Company's foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are pursuant to “free on board” (“FOB”) point of origin shipping terms meaning that title is passed to the customer upon shipment. Revenue is recognized upon title transfer for sales to OEMs and merchant power supply manufacturers, assuming all other criteria for revenue recognition are met.

Sales to distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2011 and December 31, 2010 was approximately $16.7 million and $24.7 million, respectively. The total deferred cost as of December 31, 2011 and December 31, 2010 was approximately $8.8 million and $12.5 million, respectively.

Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At or soon after the distributor invoices its customer, the distributor submits a “ship and debit” price adjustment claim to the Company to adjust the distributor's cost from the standard price to the pre-approved lower price. After verification by the Company, a credit memo is issued to the distributor for the ship and debit claim. The Company maintains a reserve for unprocessed claims and future ship and debit price adjustments. The reserve appears as a reduction to accounts receivable in the Company's accompanying consolidated balance sheets. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on the deferred revenue and deferred margin ultimately recognized. To evaluate the adequacy of its reserves, the Company analyzes historical ship and debit payments and levels of inventory in the distributor channels.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Risk and Foreign Currency Translation

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

The Company maintains a Japanese yen bank account with a U.S. bank for payments to suppliers and for cash receipts from Japanese suppliers and customers denominated in yen. For the year ended December 31, 2011, the Company realized a foreign exchange transaction gain of $50,000. In the years ended 2010 and 2009, the Company realized foreign exchange transaction losses of approximately $0.4 million and $0.3 million, respectively. These amounts were included in ''other income (expense)'' in the accompanying consolidated statements of income.

Warranty

The Company generally warrants that its products will substantially conform to the published specifications for 12 months from the date of shipment. The Company's liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial, and as a result, the Company does not record a specific warranty reserve.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $1.0 million, $1.0 million, and $0.4 million, in 2011, 2010 and 2009, respectively.

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

The Company accounts for income taxes under the provisions of ASC 740. Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes valuation allowances to reduce any deferred tax assets to the amount that it estimates will more likely than not be realized based on available evidence and management's judgment. The Company limits the deferred tax assets recognized related to certain officers' compensation to amounts that it estimates will be deductible in future periods based upon Internal Revenue Code Section 162(m). In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, it would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company's expectations could have a material impact on the Company's results of operations and financial position.

Common Stock Repurchases and Common Stock Dividend

In May 2009, the Company's board of directors authorized the use of $25.0 million to repurchase the Company's common stock. From May 2009 to December 31, 2009 the Company purchased 0.5 million shares for approximately $11.0 million, and in the first two quarters of 2010 the Company purchased 0.4 million shares for approximately $14.0 million,

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

concluding this repurchase program.

In February 2011, the Company's board of directors authorized the use of $50.0 million for the repurchase of the Company's common stock, with repurchases to be executed according to certain pre-defined price/volume guidelines set by the board of directors. In the twelve months ended December 31, 2011, the Company repurchased 1.5 million shares for a total cost of $50.0 million, concluding this repurchase program. In November 2011, the board of directors authorized the use of an additional $30.0 million for the repurchase of the Company's common stock. Repurchases of the remaining $30.0 million will be executed according to certain pre-defined price/volume guidelines set by the Company's board of directors. There is currently no expiration date for this stock repurchase program.

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

In October 2010, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The first quarterly dividend payment of approximately $1.4 million was made on March 31, 2011, the second quarterly dividend payment of $1.4 million was made on June 30, 2011, the third payment of $1.4 million was made on September 30, 2011 and the final quarterly payment of $1.4 million was made on December 30, 2011. In January 2012, the Company's board of directors continued the dividend payments by declaring four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company's stockholders.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2011. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
Comprehensive Income
Comprehensive income consists of net income, plus the effect of foreign currency translation adjustments. The components of comprehensive income, net of taxes, are as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2011	2010	2009
Net income	$34,291	$49,464	$23,269
Other comprehensive income:
Translation adjustments	(35)	81	61
Total comprehensive income	$34,256	$49,545	$23,330

Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220). The amendments require the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company will apply this amendment beginning in the first quarter of 2012.

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

On January 1, 2011, the Company adopted the following accounting pronouncements:

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU in 2011 did not have a material impact on the Company's consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units,

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU in 2011 did not have a material impact on the Company's consolidated financial statements.

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

3. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans
As of December 31, 2011, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan").  The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants.  As of December 31, 2011, the maximum remaining number of shares that may be issued under the 2007 Plan was 6,554,151 shares, which includes options issued but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan.  Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant.  Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2011, 2,345,615 shares had been purchased and 654,385 shares were reserved for future issuance under the Purchase Plan.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009 (in thousands).

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$666	$686	$790
Research and development	3,274	4,107	4,371
Sales and marketing	2,313	2,594	2,548
General and administrative	2,716	3,334	3,619
Total stock-based compensation expense	$8,969	$10,721	$11,328

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2011 there were approximately $5.7 million, net of expected forfeitures, of total unrecognized compensation expense related to stock options. The unrecognized compensation expense at December 31, 2011 is expected to be recognized over a weighted-average period of 1.9 years.

As of December 31, 2011, the Company had $11.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units. The unamortized compensation expense will be recognized on a straight-line basis over a weighted-average period of 2.8 years.

As of December 31, 2011, the total unrecognized compensation cost related to the right to purchase the Company's common stock under the Purchase Plan was approximately $0.1 million. The Company will amortize this cost on a straight-line basis over approximately 0.5 years.

Stock compensation expense in the twelve months ended December 31, 2011 was $9.0 million (comprised of approximately $4.0 million related to stock options, $3.8 million related to restricted stock units, $1.2 million related to the Company's Purchase Plan and $29,000 of net amortized compensation expense associated with capitalized inventory).

Stock compensation expense in the twelve months ended December 31, 2010, was $10.7 million (comprised of approximately $5.2 million related to stock options, $3.0 million related to performance-based awards, $1.5 million related to restricted stock units, $1.1 million related to the Company's Purchase Plan, partially offset by $0.1 million in compensation expense capitalized into inventory).

Stock compensation expense in the twelve months ended December 31, 2009, was $11.3 million (comprised of approximately $6.9 million related to stock options, $2.2 million related to performance-based awards, $2.1 million related to the Company's Purchase Plan and $0.1 million of net amortized compensation expense associated with capitalized inventory).

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the three years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Risk-free interest rates	1.46% - 2.20%	1.53% - 2.25%	1.76% - 2.47%
Expected volatility rates	44%	45% - 48%	39% - 48%
Expected dividend yield	0.54% - 0.59%	0.54% - 0.62%	0.34% - 0.52%
Expected term of stock options (in years)	6.00	5.12	5.01
Weighted-average grant date fair value of options granted	$15.66	$14.82	$8.53

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Risk-free interest rates	0.16% - 0.17%	0.17% - 0.20%	0.28% - 0.39%
Expected volatility rates	37%	36% - 43%	35% - 56%
Expected dividend yield	0.51% - 0.59%	0.52% - 0.55%	0.34% - 0.52%
Expected term of purchase right (years)	0.5	0.5	0.5
Weighted-average estimated fair value of purchase rights	$9.15	$8.65	$7.03

A summary of stock option activity under the Plans, excluding performance-based shares and restricted stock units, as of December 31, 2011, and changes during three years then ended, is presented below:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	5,981	$21.38
Granted	877	$21.28
Exercised	(930)	$17.93
Forfeited or expired	(204)	$30.75
Outstanding at December 31, 2009	5,724	$21.65
Granted	218	$35.46
Exercised	(1,263)	$18.15
Forfeited or expired	(246)	$33.25
Outstanding at December 31, 2010	4,433	$22.68
Granted	164	$37.37
Exercised	(948)	$19.82
Forfeited or expired	(92)	$27.07
Outstanding at December 31, 2011	3,557	$24.01	4.65	$33,728
Exercisable at December 31, 2011	2,997	$23.13	4.02	$30,332
Vested and expected to vest at December 31, 2011	3,528	$23.92	4.62	$33,672

The total intrinsic value of options exercised during the twelve months ended December 31, 2011, 2010 and 2009 was $16.6 million, $27.1 million and $11.4 million, respectively.

The following table summarizes the stock options outstanding at December 31, 2011:

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$12.19-$17.12	52,011	0.81	$14.64	51,094	$14.59
$17.18-$17.18	434,149	3.07	$17.18	434,149	$17.18
$17.32-$18.95	376,034	2.12	$18.43	372,874	$18.44
$19.02-$21.11	321,780	4.83	$20.43	264,699	$20.33
$21.14-$21.14	521,102	7.27	$21.14	325,258	$21.14
$21.57-$24.90	186,884	4.15	$23.54	167,630	$23.48
$25.25-$25.25	359,587	5.62	$25.25	359,587	$25.25
$25.45-$26.75	407,063	4.18	$26.62	407,063	$26.62
$26.86-$28.88	413,507	2.22	$27.35	412,850	$27.35
$28.89-$39.49	485,066	7.46	$35.11	202,115	$33.90
$12.19-$39.49	3,557,183	4.65	$24.01	2,997,319	$23.13

Performance-based Awards

Under the performance-based awards program, the Company grants awards in the first half of the performance year in an amount equal to twice the target number of shares to be issued if the target performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company's performance. The performance metrics of this program are annual targets consisting of net revenue and non-GAAP operating earnings. Each performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.

During the twelve months ended December 31, 2011, the Company issued approximately 98,000 performance-based awards to employees and executives. As the net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures were recognized over the twelve month service period based on an assessment of the achievement of the performance targets. The fair value of these performance-based awards was determined using the fair value of the Company's common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed. The Company's net revenue and non-GAAP operating earnings performance targets were not met in 2011, and therefore the 2011 performance-based awards were canceled, and no related expense was recognized in the twelve months ended December 31, 2011.

In January 2011, it was determined that the Company had reached the maximum level of the established performance targets for the performance-based awards granted in 2010. Accordingly, the 85,000 performance-based awards, which were fully vested, were released to the Company's employees and executives in the first quarter of 2011. In January 2010, it was determined that the Company had reached the maximum level of the established performance targets for the performance-based awards granted in 2009. Accordingly, approximately 119,000 performance-based awards were released to the Company's employees and executives in the first quarter of 2010.

A summary of performance-based awards outstanding as of December 31, 2011, and activity during the three years then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	—	$—
Granted	119	$18.66
Vested	—	$—
Forfeited or canceled	—	$—
Outstanding at December 31, 2009	119	$18.66
Granted	92	$34.85
Vested	(121)	$18.81
Forfeited or canceled	(5)	$33.59
Outstanding at December 31, 2010	85	$34.97
Granted	98	$36.57
Vested	(85)	$34.97
Forfeited or canceled	(98)	$36.57
Outstanding at December 31, 2011	—	$—	—	$—
Vested and expected to vest at December 31, 2011	—		—	$—

The weighted-average grant-date fair value per share of performance-based awards granted in the years ended December 31, 2011, 2010 and 2009 was approximately $36.57, $34.85 and $18.66, respectively. The grant date fair value of awards released, which were fully vested, in the years ended December 31, 2011 and 2010 was approximately $3.0 million and $3.0 million, respectively. There were no performance-based awards released in year ended December 31, 2009.

Restricted Stock Units (RSUs)

The Company grants restricted stock units to employees under the 2007 Plan. RSUs granted to employees typically vest ratably over a four-year period, and are converted into shares of the Company's common stock upon vesting on a one-for-

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

one basis subject to the employee's continued service to the Company over that period. The fair value of RSUs is determined using the fair value of the Company's common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2007 plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.
A summary of RSUs outstanding as of December 31, 2011, and activity during three years then ended, is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	—	$—
Granted	13	$33.17
Vested	—	$—
Forfeited or expired	—	$—
Outstanding at December 31, 2009	13	$33.17
Granted	259	$36.44
Vested	(4)	$33.94
Forfeited or expired	(8)	$36.94
Outstanding at December 31, 2010	260	$36.30
Granted	296	$36.04
Vested	(64)	$36.26
Forfeited or expired	(34)	$37.13
Outstanding at December 31, 2011	458	$36.08	1.60	$15,175
Outstanding and expected to vest at December 31, 2011	411		1.59	$13,627

The weighted-average grant-date fair value per share of RSUs awarded in the years ended December 31, 2011, 2010 and 2009 was approximately $36.04, $36.44 and $33.17, respectively. The grant date fair value of awards vested in the years ended December 31, 2011 and 2010 was approximately $2.3 million and $0.2 million, respectively. No RSU awards vested in the year ended December 31, 2009.

Shares Reserved

As of December 31, 2011, the Company had approximately 3.0 million shares of common stock reserved for future issuance under stock option and stock purchase plans.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On October 22, 2010, the Company entered into an agreement with SemiSouth Laboratories, pursuant to which, among other things, the Company may be obligated to acquire SemiSouth if SemiSouth meets certain financial performance conditions on or before June 30, 2013. The Company used Level 2 inputs in its fair market valuation using a market approach valuation technique and determined the fair value of this obligation to be zero at December 31, 2011. The Company derived the Level 2 inputs principally from corroborated observable market data (i.e., correlation values). See Note 12, Investment in Third Party, below for further details on the valuation method used. The Company updates the estimated fair value of this potential obligation quarterly. Any changes are recorded in its consolidated statements of income.
The fair value hierarchy of the Company's marketable securities and investments at December 31, 2011 and December 31, 2010, was as follows (in thousands):

	Fair Value Measurement at
	December 31, 2011
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$9,849	$—	$9,849
Money market funds	30,190	30,190	—
Certificates of deposit	10,000	—	10,000
Corporate securities	62,940	—	62,940
Total	$112,979	$30,190	$82,789

	Fair Value Measurement at
	December 31, 2010
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$7,135	$—	$7,135
Money market funds	52,951	52,951	—
U.S. Government debt securities	6,100	—	6,100
Corporate securities	54,523	—	54,523
Total	$120,709	$52,951	$67,758

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the twelve months ended December 31, 2011 and the twelve months ended December 31, 2010.

The Company was issued a $3.0 million note from SemiSouth in the second quarter of 2011, which was classified as Level 3 in the fair value hierarchy. The note was classified as Level 3 as there was no market data for this instrument. The Company held the note to maturity, which occurred on August 15, 2011. The following table presents the changes in Level 3 investments for the twelve months ended December 31, 2011 (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Note Receivable
Beginning balance at January 1, 2011	$—
Purchases and issuances	3,000
Settlements	(3,000)
Ending balance at December 31, 2011	$—

5. GOODWILL AND INTANGIBLE ASSETS:

The carrying amount of goodwill was $14.8 million as of December 31, 2011 and December 31, 2010. In the fourth quarter of 2011, goodwill was evaluated in accordance with ASC 350-10, Goodwill and Other Intangible Assets, and no impairment charge was deemed necessary during the year ended December 31, 2011.

Intangible assets consist primarily of acquired licenses, in-process research and development and patent rights, and are reported net of accumulated amortization. In August 2010, the Company acquired an early-stage research and development company, resulting in the addition of in-process research and development of $4.7 million. In December 2010, the Company acquired Qspeed Semiconductor resulting in the addition of customer relationships of $0.9 million, and developed technology of $1.8 million (see Note 11, Acquisitions, below). The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the acquired license or patent rights, which range from five to ten years, with the exception of $4.7 million of in-process research and development which will be amortized once the development is completed and products are available for sale. The Company does not expect the amortization of its in-process research and development to begin in 2012. Amortization for acquired intangible assets was approximately $0.9 million, $0.7 million and $0.7 million in the years ended December 31, 2011, 2010 and 2009, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	December 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(1,725)	1,275	3,000	(1,425)	1,575
Patent rights	1,949	(1,949)	—	1,949	(1,760)	189
Developed technology	2,920	(829)	2,091	2,920	(489)	2,431
Customer relationships	910	(114)	796	910	—	910
Other intangibles	37	(37)	—	37	(37)	—
Total intangible assets	$13,506	$(4,654)	$8,852	$13,506	$(3,711)	$9,795

The estimated future amortization expense related to intangible assets at December 31, 2011 is as follows:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year	Estimated Amortization (in thousands)
2012	$755
2013	755
2014	754
2015	592
2016	367
Thereafter	939
Total (1)	$4,162
_______________

(1)	The total above excludes $4.7 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

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
Customer Concentration
Ten customers accounted for approximately 65%, 62% and 62% of net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

The following customers each accounted for 10% or more of total net revenues:

	Year Ended December 31,
Customer	2011	2010	2009
Avnet	19%	17%	15%
ATM Electronic Corporation	13%	11%	10%

Avnet and ATM Electronic Corporation are distributors of the Company's products. No other customers accounted for 10% or more of the Company's net revenues in those periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2011 and December 31, 2010, 79% and 76%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers each represented 10% or more of accounts receivable:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer	December 31, 2011	December 31, 2010
Avnet	36%	21%
ATM Electronic Corporation	10%	*
 _______________
*less than 10%
Avnet and ATM Electronic Corporation are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s accounts receivable in these periods.

International Sales
The Company markets its products in and outside of North and South America through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, foreign revenue, consists of domestic and foreign sales to distributors and direct customers outside of North and South America. Foreign revenue information is based on the customers' bill-to location. The revenue percentages are comprised of the following:

	Year Ended December 31,
	2011	2010	2009
Hong Kong/China	39%	33%	26%
Taiwan	21%	23%	30%
Korea	16%	20%	22%
Western Europe (excluding Germany)	10%	8%	8%
Japan	6%	6%	4%
Singapore	2%	2%	2%
Germany	1%	2%	2%
Other	1%	1%	1%
Total foreign revenue	96%	95%	95%

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States.

Product Sales

Approximately 98% to 99% of the Company's sales in the years ended December 31, 2011, 2010 and 2009 were from its three primary families of low-power AC-DC power-conversion products - TOPSwitch, TinySwitch and LinkSwitch. Approximately 1% to 2% of the Company's sales came from other product families.

Revenue mix by product family for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
Product Family	2011	2010	2009
LinkSwitch	42%	37%	33%
TinySwitch	33%	38%	43%
TOPSwitch	23%	24%	23%
Other	2%	1%	1%

Revenue mix by end markets served is comprised of the following:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
End Market	2011	2010	2009
Consumer	38%	38%	35%
Communications	28%	31%	34%
Industrial electronics	22%	19%	17%
Computer	12%	12%	14%

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Basic earnings per share:
Net income	$34,291	$49,464	$23,269
Weighted-average common shares	28,609	27,837	26,920
Basic earnings per share	$1.20	$1.78	$0.86
Diluted earnings per share (1):
Net income	$34,291	$49,464	$23,269
Weighted-average common shares	28,609	27,837	26,920
Effect of dilutive securities:
Employee stock plans	1,355	1,719	1,377
Diluted weighted-average common shares	29,964	29,556	28,297
Diluted earnings per share	$1.14	$1.67	$0.82
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share when they become contingently issuable per ASC 260-10, Earnings per Share and excludes such shares when they are not contingently issuable. The Company has excluded all performance-based awards underlying the 2011 awards in the 2011 calculation as those shares were not contingently issuable as of the end of the period, and has included all performance-based awards underlying the 2010 and 2009 awards in the 2010 and 2009 calculation, respectively, as those shares were contingently issuable upon the satisfaction of the annual targets consisting of net revenue and non-GAAP operating earnings as of the end of the period.

Options to purchase 294,965 shares, 159,316 shares and 2,788,913 shares outstanding in the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive.

8. PROVISION FOR INCOME TAXES:

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740. Under the provisions of ASC 740, deferred

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

U.S. and foreign components of income before income taxes were (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S. operations	$18,884	$22,312	$5,093
Foreign operations	26,211	39,493	25,430
Total pretax income	$45,095	$61,805	$30,523

Undistributed earnings of the Company's foreign subsidiaries of approximately $175.9 million at December 31, 2011, are considered to be indefinitely reinvested and, accordingly, no provision for Federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. Federal and State income taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current provision:
Federal	$7,758	$9,179	$5,469
State	246	585	3,347
Foreign	474	98	476
	8,478	9,862	9,292
Deferred provision (benefit):
Federal	1,458	2,280	(1,201)
State	845	160	(811)
Foreign	23	39	(26)
	2,326	2,479	(2,038)
Total	$10,804	$12,341	7,254

The Company is entitled to a deduction for Federal and State tax purposes with respect to employees' stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax expense has been reflected as an adjustment to additional paid-in capital. For 2011, 2010 and 2009, the benefit arising from employee stock option activity that resulted in an adjustment to additional paid in capital was approximately $2.2 million, $2.9 million and $1.6 million, respectively.

The provision for income taxes differs from the amount, which would result by applying the applicable Federal income tax rate to income before provision for income taxes as follows:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2011	2010	2009
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	0.5%	1.3%	0.5%
Business tax credits	(5.7)%	(5.6)%	(7.5)%
Stock-based compensation	(0.2)%	2.6%	4.5%
Foreign income taxed at different rate	(10.9)%	(14.7)%	(15.5)%
Valuation allowance	3.4%	0.2%	7.9%
Other	1.9%	1.2%	(1.1)%
Total	24.0%	20.0%	23.8%

The components of the net deferred income tax asset /(liabilities) were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets
Tax credit carry-forwards	$7,002	$5,375
Other reserves and accruals	5,424	5,419
Stock compensation	6,808	7,609
	19,234	18,403
Valuation allowance	$(5,955)	$(3,547)
Net deferred tax asset	$13,279	$14,856

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

As of December 31, 2011, the Company continues to maintain a valuation allowance on a portion of its California deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

As of December 31, 2011, the Company had California research and development tax credit carryforwards of approximately $13.0 million. There is no expiration of research and development tax credit carryforwards for the state of California. As of December 31, 2011, the company had Federal research and development tax credit carryforwards of approximately $1.6 million, and Canadian scientific research and experimental development tax credit carryforwards of $1.8 million, which will start to expire in 2026 and 2027, respectively, if unutilized.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, its major tax jurisdiction is the U.S. In the quarter ended March 31, 2011, the IRS informed the Company that the IRS intends to propose material adjustments to the
Company's taxable income for fiscal years 2003 through 2006 related to the Company's intercompany research and development cost-sharing arrangement and related issues. In December 2011, the Company received an addendum to the notice of proposed adjustments from the IRS related to the Company's intercompany research and development cost sharing arrangement. The Company believes that the IRS position is without merit and intends to defend its tax return position

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vigorously. The fiscal years 2007 through 2009 are also under audit by the IRS.

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes.

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits (in thousands):
Unrecognized Tax Benefits Balance at January 1, 2009	$20,680
Gross Increases for Tax Positions of Current Year	4,189
Gross Decreases for Tax Positions of Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2009	24,869
Gross Increases for Tax Positions of Current Year	5,269
Gross Decreases for Tax Positions of Prior Years	(227)
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2010	29,911
Gross Increases for Tax Positions of Current Year	4,944
Gross Decreases for Tax Positions of Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2011	$34,855

The Company's total unrecognized tax benefits as of December 31, 2011, 2010 and 2009 was $34.9 million, $29.9 million and $24.9 million, respectively. An income tax benefit of $31.6 million would be recorded if these unrecognized tax benefits are recognized. Although it is possible some of the unrecognized tax benefits could be settled within the next 12 months, the Company cannot reasonably estimate the outcome at this time.

As of December 31, 2011, the Company had accrued $4.4 million for payment of such interest and penalties, which was classified as non-current taxes payable. Approximately, $0.7 million of interest and penalties were included in the Company's provision for income taxes for the year-ended December 31, 2011.

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

9. COMMITMENTS:

Facilities

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California. The Company also owns a research and development facility in New Jersey, which was purchased in 2010 in connection with its acquisition of an early-stage research and development company.

Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2011 are as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year
2012	$1,105
2013	782
2014	309
2015	104
2016	59
Thereafter	14
Total minimum lease payments	$2,373

Total rent expense amounted to $1.7 million, $1.3 million and $0.8 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Purchase Obligations

At December 31, 2011 the Company had approximately $22.9 million of non-cancelable purchase obligations, consisting primarily of inventory related items.

Guaranty

In December 2011, the Company entered into a $2.5 million lease guaranty agreement (the "Guaranty Agreement") with a third party. In accordance with the terms of the Guaranty Agreement, the Company guarantees SemiSouth's performance under SemiSouth's equipment lease with such third party. The Guaranty Agreement shall remain in place until Semisouth secures additional financing.
Lease Line

In February 2011, the Company entered into an agreement to provide a lease line for the financing of capital equipment, in connection with the Company's investment in SemiSouth Laboratories. Under the term of the agreement, SemiSouth Laboratories can borrow up to $8.6 million through January 2013. Refer to Note 13, Lease Line to Third Party, for further details.

10. LEGAL PROCEEDINGS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450-10, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as "Fairchild") in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations' patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company's consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company's favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys' fees, among other things. On September 24, 2008, the Court denied Fairchild's motion regarding

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company's motion for increased damages and attorneys' fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild's request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court's refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild's pending motion, but the Federal Circuit dismissed Fairchild's appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness shortly thereafter. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents. The Court also invited briefing on enhanced damages and attorneys' fees, and Fairchild filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild's request to amend the findings regarding Fairchild's willful infringement and doubled the damages award against Fairchild but declined to award attorneys' fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company filed a cross-appeal seeking to increase the damages award. Briefing on the appeal is complete, and the appeal was argued on January 11, 2012. A ruling is expected later this year.

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly-owned subsidiary System General Corporation (“SG”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On February 10, 2011, the Court issued an order maintaining the stay with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case pending the appeal in that case. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011 the Court moved the trial date to permit the parties to address another patent the Company has accused Fairchild of infringing. The parties both filed summary judgment motions regarding the patent the Company added to the case last summer; rulings are expected in the coming months, and trial is currently scheduled to begin in April 2012.

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

In February 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People's Republic of China. The suits assert four Chinese patents and seek an injunction and damages of approximately $19.0 million. Power Integrations Netherlands filed invalidation proceedings for all four asserted SG patents in the People's Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010. Early this January, the Company received rulings from the PRB invalidating the majority of the claims Fairchild asserted in litigation. The Suzhou Court thereafter conducted evidentiary hearings, and the parties are following up regarding further

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expert discovery, with no trial date set at this time. The Company believes the Fairchild and SG claims discussed above are without merit and intends to contest them vigorously.

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

The Company is unable to predict the outcome of legal proceedings with certainty, and there can be no assurance that Power Integrations will prevail in the above-mentioned unsettled litigations. These litigations, whether or not determined in Power Integrations' favor or settled, will be costly and will divert the efforts and attention of the Company's management and technical personnel from normal business operations, potentially causing a material adverse effect on the business, financial condition and operating results. Currently, the Company is not able to estimate a loss or a range of loss for the ongoing litigation disclosed above, however adverse determinations in litigation could result in monetary losses, the loss of proprietary rights, subject the Company to significant liabilities, require Power Integrations to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

In the quarter ended March 31, 2011, the IRS informed the Company that the IRS intends to propose material adjustments to the Company's taxable income for the years 2003 through 2006 related to the Company's intercompany research and development cost-sharing arrangement and related issues and in December 2011, the Company received an addendum to the notice of proposed adjustments from the IRS related to the Company's intercompany research and development cost sharing arrangement (refer to Note 8, Provision for Income Tax, for further details). The Company believes that the IRS position is without merit and intends to defend its tax return position vigorously.

11. ACQUISITIONS:

On February 26, 2010, the Company entered into a definitive agreement to purchase the assets of an early-stage research and development company involved in developing certain technology that is consistent with the Company's long-term business strategy, for cash totaling $11.5 million.  The Company accounted for the transaction as an acquisition of a business and completed the acquisition on August 26, 2010. The Company allocated $6.2 million of the purchase price to goodwill, which is deductible for tax purposes, $4.7 million to in-process research and development, which the Company will amortize over the estimated life of the technology upon completion of its development (the Company does not expect the amortization of in-process research and development to begin in 2012), and $0.6 million to fixed assets. The Company also expensed $0.4 million of acquisition-related costs which were recorded as general and administrative expense in 2010. Goodwill recognized in the acquisition was derived from expected benefits from future technology, cost synergies and a knowledgeable and experienced workforce.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

12. INVESTMENT IN THIRD PARTY:

On October 22, 2010, the Company made a $7.0 million investment in preferred stock of a privately held company, SemiSouth Laboratories (“SemiSouth”). Also in October 2010, the Company paid $10.0 million as a prepaid royalty in exchange for the right to use SemiSouth's technology. The Company will amortize the royalty to cost of revenues based on the Company's sales of products incorporating the licensed technology. The Company classified its investment, with a carrying value of $7.0 million, and prepaid royalty of $10.0 million within Other Assets in the Company's consolidated balance sheet as of December 31, 2011. The Company does not expect to amortize the prepaid royalty in 2012.

In February 2011, the Company entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the term of the agreement, SemiSouth can borrow up to $8.6 million through January 2013. As of December 31, 2011, a total of $8.5 million had been funded, comprised of; $3.9 million funded, less payments withheld under this lease arrangement to finance capital equipment, and $4.6 million paid as deposits on equipment which the Company will lease to SemiSouth upon delivery of such equipment, refer to Note 13, Lease Line to Third Party, for details. The Company included the lease line receivable and deposits on equipment in Other Assets and Prepaid Expenses and Other Current Assets in its consolidated balance sheet at December 31, 2011.
In December 2011, the Company entered into a $2.5 million lease guaranty agreement (the "Guaranty Agreement") with a third party. In accordance with the terms of the Guaranty Agreement, the Company guarantees SemiSouth's performance under SemiSouth's equipment lease with such third party. The Guaranty Agreement shall remain in place until SemiSouth secures additional financing.
The Company has determined that its investment in SemiSouth, in which the Company holds less than 20% equity interest, is a variable interest entity (“VIE”) in which the Company is not the primary beneficiary. The primary factors in the Company's assessment were; (i) SemiSouth's management team and board of directors were solely responsible for all business and financial decisions for SemiSouth and (ii) the Company does not have the ability to direct the activities that significantly impact the economic performance of SemiSouth. The Company accounts for its non-marketable investment in SemiSouth under the cost method.

The Company's maximum exposure to loss as a result of its interest in SemiSouth is limited to the aggregate of the carrying value of its equity investment, up to $8.6 million for the lease line agreement and up to $2.5 million for the Guaranty Agreement. There were no additional future funding commitments to SemiSouth as of December 31, 2011.
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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Call Option can be exercised by the Company at a multiple of SemiSouth's annualized net operating profits after tax (“NOPAT”) (based on the average of such measures during certain months), as defined in the agreement. The multiple is intended to result in an acquisition price equal to the estimated fair value of SemiSouth. The minimum acquisition price would be $36 million, subject to certain adjustments.

The Put Option can only be exercised by SemiSouth once certain revenue and profit metrics have been reached.  At that time, SemiSouth could obligate the Company to acquire SemiSouth at a multiple of SemiSouth's NOPAT. The multiple is intended to result in an acquisition price equal to the estimated fair value of SemiSouth. In order to reach the revenue and profit metrics required to exercise the Put Option, SemiSouth would need to increase its quarterly revenue to approximately 17 times the level of revenues in the fourth quarter of 2011.

The NOPAT multiple was determined to reflect fair value based on the Market Approach using Level 2 inputs that are derived principally from observable market data by comparing multiples for similar publicly traded companies. Due to the fact that the strike price of the Call Option and Put Option is continually being adjusted to reflect the changes in the fair value of SemiSouth, neither the Put Option nor the Call Option are expected to have value.  Based on these factors, the fair value of each of the Put Option and the Call Option was determined to be zero.

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

13. LEASE LINE TO THIRD PARTY:
In February 2011, the Company entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the term of the agreement, SemiSouth can borrow up to $8.6 million through January 2013 (reduced from $15.5 million at March 31, 2011). As of December 31, 2011, a total of $8.5 million had been funded, comprised of: $3.9 million funded, less payments withheld under this lease arrangement to finance capital equipment, and $4.6 million paid as deposits on equipment which the Company will lease to SemiSouth upon delivery of such equipment. The Company included the lease line receivable and deposits on equipment in Other Assets and Prepaid Expenses and Other Current Assets in its consolidated balance sheet at December 31, 2011. The total lease payments related to the $3.9 million funded, including interest, will be received over a four-to-eight year term and are reflected in the table below (in millions):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year	Total Minimum Lease Payments
2012	$0.6
2013	0.6
2014	0.6
2015	0.6
2016	0.6
Thereafter	1.0
Total	$4.0

The Company assessed the credit worthiness of SemiSouth at the inception of the lease line, and is monitoring their credit quality on an ongoing basis. If the credit worthiness of SemiSouth diminishes the Company will establish a specific reserve against the lease line receivable at that time.

14. BANK LINE OF CREDIT:

In February 2011, the Company entered into an unsecured credit agreement with a bank (the “Credit Agreement”). Pursuant to the Credit Agreement, the Company can request, from time to time until February 2013, advances in an amount not to exceed an aggregate principal amount of $50.0 million, the proceeds of which can be used for working capital requirements and other general corporate purposes. The agreement also covers advances for commercial letters of credit. At December 31, 2011, the Company had a $15.0 million outstanding letter of credit in connection with an existing contingent purchase commitment (refer to Note 12, Investment in Third Party, for further details). As of December 31, 2011 the balance of this credit line is unused and available. The terms of this credit agreement require the Company to remain in compliance with certain financial and other covenants, with which the Company is currently in compliance.

15. SELECTED QUARTERLY INFORMATION (Unaudited):

The following tables set forth certain data from the Company's consolidated statements of income for each of the quarters in the years ended December 31, 2011 and 2010.

The unaudited quarterly consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's annual audited consolidated financial statements and notes thereto appearing elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any subsequent period or for the entire fiscal year (in thousands, except per share data).

	Three Months Ended
	(unaudited)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2011	2011	2011	2011	2010	2010	2010	2010
Net revenues	$66,730	$75,063	$80,184	$76,762	$72,986	$75,452	$79,858	$71,507
Gross profit	$31,554	$35,043	$37,626	$36,423	$36,125	$39,005	$41,489	$35,922
Net income	$6,326	$7,512	$10,599	$9,854	$8,929	$12,634	$15,587	$12,314
Earnings per share
Basic	$0.23	$0.26	$0.37	$0.34	$0.32	$0.45	$0.56	$0.45
Diluted	$0.22	$0.25	$0.35	$0.33	$0.30	$0.43	$0.53	$0.42
Shares used in per share calculation
Basic	28,077	28,799	28,938	28,628	28,134	27,894	27,844	27,470
Diluted	29,171	29,879	30,346	30,187	29,844	29,283	29,535	29,358

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SUBSEQUENT EVENT:

The Company loaned SemiSouth $2.25 million in the form of a promissory note issued in February 2012. The Company intends to hold the note to maturity which occurs in April 2012, or upon SemiSouth's receipt of additional funding.

Schedule II

Valuation and Qualifying Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates formulated by the Company's management based upon factors such as the composition of the accounts receivable aging, historical bad debt, changes in payments patterns, customer creditworthiness, and current economic trends. The Company maintains an allowance for the distributors' ship and debit credits relating to the sell-through of the Company's products. This reserve is established using the Company's historical ship and debit amounts and levels of inventory in the distributor channels.

Following is a summary of the activity in the allowance for doubtful accounts and allowance for ship and debit credits:

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
(in thousands)
Allowances for doubtful accounts:
Year ended December 31, 2009	$306	$(4)	$—	$302
Year ended December 31, 2010	$302	$1	$(28)	$275
Year ended December 31, 2011	$275	$73	$(133)	$215

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(2)	Balance at End of Period
(in thousands)
Allowances for ship and debit credits:
Year ended December 31, 2009	$9,467	$70,484	$(62,984)	$16,967
Year ended December 31, 2010	$16,967	$130,993	$(123,479)	$24,481
Year ended December 31, 2011	$24,481	$142,742	$(147,759)	$19,464

(1)    Deductions relate to amounts written off against the allowances for doubtful accounts.
(2) Deductions relate to ship and debit credits issued which adjust the sell-in price from the standard distribution price to the pre-approved lower price. Refer to Note 2, Summary of Significant Accounting Policies, for the Company's revenue recognition policy, including the Company's accounting for ship and debit claims.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	February 28, 2012	By:	/s/ SANDEEP NAYYAR
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

Dated:	February 28, 2012	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

Dated:	February 28, 2012	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer

Dated:	February 28, 2012	By:	/s/ ALAN D. BICKELL
Alan D. Bickell
Director

Dated:	February 28, 2012	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated:	February 28, 2012	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme
Director and Chairman of the Board

Dated:	February 28, 2012	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director

Dated:	February 28, 2012	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

Dated:	February 28, 2012	By:	/s/ WILLIAM GEORGE
Bill George
Director

POWER INTEGRATIONS, INC.
INDEX TO EXHIBITS
TO
FORM 10-K ANNUAL REPORT
For the Year Ended
December 31, 2011
EXHIBIT NUMBER DESCRIPTION

3.1	Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on January 30, 2012, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	Form of Indemnity Agreement for directors and officers. (As filed with the SEC as Exhibit 10.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.2	1997 Stock Option Plan (as amended through January 25, 2005) (as filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 6, 2005, SEC File No. 000-23441).*

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

10.10
Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003. (As filed with the SEC as Exhibit 10.31 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.11
Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003. (As filed with the SEC as Exhibit 10.32 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.12
Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004. (As filed with the SEC as Exhibit 10.22 to our Current Report on Form 8-K on April 18, 2006, SEC File No. 000-23441.)†

10.13	2012 Executive Officer Cash Compensation Arrangements and 2012 Bonus Plan (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on January 30, 2012, SEC File No. 000-23441.)*

10.14	Form of Director Option Grant Agreement. (As filed with the SEC as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 6, 2009, SEC File No. 000-23441.)*

10.15
Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell. (As filed with the SEC as Exhibit 10.35 to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

EXHIBIT NUMBER DESCRIPTION

10.16
Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite. (As filed with the SEC as Exhibit 10.36 to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.17
Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 6, 2009, SEC File No. 000-23441.)†

10.18
2007 Equity Incentive Plan, and amendment and restatement of the 1997 Stock Option Plan (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

10.19
Forms of Option Agreements under the 1997 Stock Option Plan with Executive Officers in connection with the Chief Executive Officer Benefits Agreement and the Executive Officer Benefits Agreements. (As filed with the SEC as Exhibit 10.40 to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.20	Forms of Option Agreements under the 1997 Stock Option Plan. (As filed with the SEC as Exhibit 10.41 to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.21
Letter agreement, dated as of August 31, 2007, between Power Integrations, Inc. and Derek Bell. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.22
Amended and Restated Chief Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Balu Balakrishnan. (As filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.23
Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Cliff Walker. (As filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.24
Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Doug Bailey. (As filed with the SEC as Exhibit 10.8 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.25
Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Derek Bell. (As filed with the SEC as Exhibit 10.9 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.26
Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 8, 2008, SEC File No. 000-23441.)

10.27
Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 8, 2008, SEC File No. 000-23441.)

10.28
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

10.29	Forms of Option Agreements under the 2007 Equity Incentive Plan (As filed with the SEC as Exhibit 99.(d)(4) to our Schedule TO filed on December 3, 2008, SEC File No. 000-23441.)*

10.30
Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)†

10.31
Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)†

10.32
Forms of Stock Option Agreements to be used in Director Equity Compensation Program. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)*

10.33
Amendment to Immediately Exercisable Non-Qualified Stock Option Agreement between Power Integrations, Inc. and Balu Balakrishnan, dated February 2, 2009 (as filed with the SEC as Exhibit 10.59 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)*

EXHIBIT NUMBER DESCRIPTION

10.34	Director Equity Compensation Program, as revised January 27, 2009 (as filed with the SEC as Exhibit 10.60 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)*

10.35
Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., dated November 14, 2008 (as filed with the SEC as Exhibit 10.61 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)

10.36
Amendment No. 1 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of January 27, 2009 (as filed with the SEC as Exhibit 10.62 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)*

10.37	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A (as filed with the SEC as Exhibit 10.63 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)*

10.38
Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, dated December 23, 2009. (As filed with the SEC as Exhibit 10.65 to our Annual Report on Form 10-K on February 26, 2010, SEC File No. 000-23441.) †

10.39
Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005. (As filed with the SEC as Exhibit 10.66 to our Annual Report on Form 10-K on February 26, 2010, SEC File No. 000-23441.) †

10.40
Amendment No. 2 to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011 (As filed with the SEC as Exhibit 10.47 to our Annual Report on Form 10-K filed on February 25, 2011, SEC File No. 000-23441.)†

10.41
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 6, 2010, SEC File No. 000-23441.)*

10.42
Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010 (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 6, 2010, SEC File No. 000-23441.)*

10.43	2010 Executive Compensation Arrangements (Described under Item 5.02 of our Current Reports on Form 8-K, as filed with the SEC on February 5, 2010 and April 16, 2010, SEC File No. 000-23441.)*

10.44
Offer Letter, dated June 23, 2010, between Power Integrations, Inc. and Sandeep Nayyar (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.45
Executive Officer Benefits Agreement, dated July 22, 2010, between Power Integrations, Inc. and Sandeep Nayyar (As filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.46
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers (As filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.47	Outside Director Cash Compensation Arrangements (As filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 3, 2010, SEC File No. 000-23441.).*

10.48
Amendment to Executive Officer Benefits Agreement between Power Integrations, Inc. and Sandeep Nayyar, dated October 29, 2010. (As filed with the SEC as Exhibit 10.57 to our Annual Report on Form 10-K filed on February 25, 2011, SEC File No. 000-23441.)*

10.49	2011 Executive Compensation Arrangements (Described under Item 5.02 of our Current Report on Form 8-K, as filed with the SEC on January 31, 2011, SEC File No. 000-23441.)

10.50
Wafer Supply Agreement by and between Power Integrations, Inc. and NEC Electronics America, Inc., a California corporation (“NEC”), dated August 1, 2008. (As filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 8, 2011, SEC File No. 000-23441.)†

10.51
Amendment Number One to Wafer Supply Agreement by and between the Company and NEC, effective March 20, 2009. (As filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 8, 2011, SEC File No. 000-23441.)†

10.52
Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and John Tomlin. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

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
**
The certifications attached as Exhibits 32.1 and 32.2 accompanying this Form 10-K, are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of Power Integrations, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.