Form 10-Q
period 2012-03-31
POWER INTEGRATIONS INC
filed 2012-05-08
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 20, 2012
Common Stock, $.001 par value	28,380,485

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, including: our quarterly operating results are volatile and difficult to predict, and if we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if demand for our products declines in our major end markets, our net revenues will decrease; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; if we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies; we are being audited by the Internal Revenue Service which is asserting that we owe additional taxes relating to a number of tax related position; and our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,155	$139,836
Short-term marketable securities	66,855	40,899
Accounts receivable, net of allowances of $216 and $215 in 2012 and 2011, respectively (Note 2)	16,696	9,396
Inventories	42,851	52,010
Deferred tax assets	890	892
Prepaid expenses and other current assets	6,222	7,068
Total current assets	280,669	250,101
LONG-TERM MARKETABLE SECURITIES	—	32,041
PROPERTY AND EQUIPMENT, net	89,695	88,241
INTANGIBLE ASSETS, net	8,663	8,852
GOODWILL	14,786	14,786
DEFERRED TAX ASSETS	12,716	12,387
OTHER ASSETS	43,724	26,511
Total assets	$450,253	$432,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,165	$16,532
Accrued payroll and related expenses	5,279	5,911
Deferred income on sales to distributors	9,373	7,883
Other accrued liabilities	2,661	2,305
Total current liabilities	32,478	32,631
LONG-TERM INCOME TAXES PAYABLE	35,190	34,368
Total liabilities	67,668	66,999
COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 12)
STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	168,918	158,646
Accumulated other comprehensive income	398	50
Retained earnings	213,241	207,196
Total stockholders’ equity	382,585	365,920
Total liabilities and stockholders’ equity	$450,253	$432,919
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
NET REVENUES	$71,773	$76,762
COST OF REVENUES	37,181	40,339
GROSS PROFIT	34,592	36,423

OPERATING EXPENSES:
Research and development	10,640	10,023
Sales and marketing	8,139	8,248
General and administrative	7,092	6,475
Total operating expenses	25,871	24,746
INCOME FROM OPERATIONS	8,721	11,677
OTHER INCOME
Other income, net	615	442
Total other income	615	442
INCOME BEFORE PROVISION FOR INCOME TAXES	9,336	12,119
PROVISION FOR INCOME TAXES	1,875	2,265
NET INCOME	$7,461	$9,854

EARNINGS PER SHARE:
Basic	$0.26	$0.34
Diluted	$0.25	$0.33

SHARES USED IN PER SHARE CALCULATION:
Basic	28,227	28,628
Diluted	29,435	30,187
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$7,461	$9,854
Other comprehensive income, net of tax:
Unrealized gain on marketable securities	291	—
Foreign currency translation adjustments	57	50
Total other comprehensive income	$348	$50
Total comprehensive income	$7,809	$9,904
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,461	$9,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,732	3,682
Amortization of intangibles	189	243
Gain on sale of property and equipment	(1)	—
Stock-based compensation expense	3,031	2,504
Amortization of premium on marketable securities	309	439
Non-cash interest income from SemiSouth note	(157)	—
Deferred income taxes	(327)	399
Provision for accounts receivable allowances	—	22
Excess tax benefit from stock options exercised	(198)	(398)
Tax benefit associated with employee stock plans	782	783
Change in operating assets and liabilities:
Accounts receivable	(7,300)	(7,622)
Inventories	9,161	(964)
Prepaid expenses and other assets	1,306	1,435
Accounts payable	1,485	(2,908)
Taxes payable and accrued liabilities	604	(525)
Deferred income on sales to distributors	1,490	(1,269)
Net cash provided by operating activities	21,567	5,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,471)	(7,248)
Proceeds from sale of property and equipment	2	—
Acquisition	—	(6,901)
Increase in financing lease receivable	(383)	(5,642)
Collections of financing lease receivable	299	102
Loan to SemiSouth	(18,000)	—
Purchases of marketable securities	—	(11,508)
Proceeds from maturities of marketable securities	6,065	1,300
Net cash used in investing activities	(19,488)	(29,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	6,457	7,288
Payments of dividends to stockholders	(1,415)	(1,437)
Excess tax benefit from stock options exercised	198	398
Net cash provided by financing activities	5,240	6,249

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,319	(17,973)

	Three Months Ended
	March 31,
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	139,836	155,667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,155	$137,694

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$965	$1,917
Receipt of SemiSouth purchase option	$6,216	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$630	$118

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in its Form 10-K filed on February 29, 2012 with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

No significant changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on February 29, 2012, for the year ended December 31, 2011. The accounting policy information below is to aid in the understanding of the financial information disclosed.

Cash and Cash Equivalents

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

In the first quarter of 2012, the Company changed its investment policy to permit the sale of long-term and short-term investments prior to their stated maturity date. The Company generally holds securities until maturity; however, they may now be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this change in policy the Company classifies its investment portfolio as available-for-sale as opposed to held-to-maturity as of March 31, 2012. Prior to March 31, 2012, the Company classified its investments as held-to-maturity. In connection with this change in investment policy the Company classified all investments with an original maturity date greater than three months as short-term investments in its Condensed Consolidated Balance Sheet. The Company's short-term investment portfolio is invested in highly liquid financial instruments with maturities greater than three months. As of March 31, 2012 and December 31, 2011, the Company's marketable securities consisted of U.S. government-backed securities, municipal bonds, corporate commercial paper, certificates of deposit and other high-quality commercial securities.

Amortized cost and estimated fair market value of investments classified as available-for-sale at March 31, 2012, are as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
Commercial paper	$16,672	$2	$—	$16,674
Corporate securities	6,439	30	—	6,469
Total	$23,111	$32	$—	$23,143

Investments due in 4-12 months:
Corporate securities	$19,694	$141	$—	$19,835
Certificates of deposit	10,000	1	—	10,001
Total	$29,694	$142	$—	$29,836
Investments due in more than 12 months:
Corporate securities	$30,433	$117	$—	$30,550
Total	$30,433	$117	$—	$30,550
Total investment securities	$83,238	$291	$—	$83,529

Amortized cost and estimated fair market value of investments classified as held-to-maturity at December 31, 2011 are as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
Commercial paper	$9,849	$—	$—	$9,849
Corporate securities	6,098	9	(1)	6,106
Total	$15,947	$9	$(1)	$15,955

Investments due in 4-12 months:
Corporate securities	$24,801	$179	$(23)	$24,957
Certificates of deposit	10,000	1	—	10,001
Total	$34,801	$180	$(23)	$34,958

Investments due in more than 12 months:
Corporate securities	$32,041	$5	$(178)	$31,868
Total	$32,041	$5	$(178)	$31,868

Total investment securities	$82,789	$194	$(202)	$82,781

As of March 31, 2012 the Company had no marketable securities in an unrealized loss position. The Company evaluated the nature of the investments with a loss position at December 31, 2011, which were primarily high-quality commercial securities, and determined the unrealized losses were not other-than-temporary.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 71% of the Company's net product sales were made to distributors in the three months ended March 31, 2012, and 71% in the twelve months ended December 31, 2011. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor sell-through is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of March 31, 2012 and December 31, 2011 was approximately $18.9 million and $16.7 million, respectively. The total deferred cost as of March 31, 2012 and December 31, 2011 was approximately $9.5 million and $8.8 million, respectively.

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

Common Stock Repurchases and Common Stock Dividend

In February 2011, the board of directors authorized the use of $50.0 million for the repurchase of the Company's common stock, with repurchases to be executed according to certain pre-defined price/volume guidelines set by the board of directors. In the twelve months ended December 31, 2011, the Company repurchased 1.5 million shares for a total cost of $50.0 million, concluding this repurchase program. In November 2011, the board of directors authorized the use of an additional $30.0 million for the repurchase of the Company's common stock, and in March 2012, the Company canceled its $30 million stock repurchase program in connection with its purchase agreement to acquire CT-Concept Technologie AG. Refer to note 14, Acquisition, for acquisition details.

In October 2010, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The first quarterly dividend payment of approximately $1.4 million was made on March 31, 2011, the second quarterly dividend payment of $1.4 million was made on June 30, 2011, the third payment of $1.4 million was made on September 30, 2011, and the final 2011 dividend payment of $1.4 million was made on December 30, 2011. In January 2012, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. The first quarterly dividend payment of approximately $1.4 million was made on March 30, 2012, with subsequent quarterly payments to be approximately the same amount. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

factors, as well as a determination that cash dividends are in the best interest of the Company's stockholders.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, income tax, stock-based compensation and inventories. These estimates are based on historical facts and various other assumptions that the Company believes to be reasonable at the time the estimates are made.
Components of the Company's Condensed Consolidated Balance Sheet
Accounts Receivable (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable trade	$39,311	$27,972
Accrued ship and debit and rebate claims	(22,399)	(18,361)
Allowance for doubtful accounts	(216)	(215)
Total	$16,696	$9,396
Prepaid Expenses and Other Current Assets (in thousands):

	March 31, 2012	December 31, 2011
Prepaid legal fees	$2,625	$3,500
Prepaid income tax	148	118
Prepaid maintenance agreements	540	669
Interest receivable	570	625
Other	2,339	2,156
Total	$6,222	$7,068

Other Assets (in thousands):

	March 31, 2012	December 31, 2011
Prepaid royalty (Note 15)	$10,000	$10,000
Investment in third party (Note 15)	7,000	7,000
Note receivable, net of interest discount (Note 15)	11,965	—
Financing lease receivables and deposits (Note 16)	6,849	7,558
Purchase option (Note 15)	6,216	—
Other	1,694	1,953
Total	$43,724	$26,511

3. STOCK PLANS AND SHARE-BASED COMPENSATION:

Stock Plans
As of March 31, 2012, the Company had two stock-based compensation plans (the “Plans”) which are described

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan").  The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. As of March 31, 2012, the maximum remaining number of shares that may be issued under the 2007 Plan was 6,352,885 shares, which includes options issued but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan.  Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant.  Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

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

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of March 31, 2012, 2,412,036 shares had been purchased and 587,964 shares were reserved for future issuance under the Purchase Plan.

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

Determining Fair Value of Stock Options

The Company uses the Black-Scholes valuation model for valuing stock option grants using the following assumptions and estimates:

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2012 and March 31, 2011 (in thousands).

	Three Months Ended
	March 31,
	2012	2011
Cost of revenues	$245	$239
Research and development	1,120	811
Sales and marketing	747	667
General and administrative	919	787
Total stock-based compensation expense	$3,031	$2,504

As of March 31, 2012 there were approximately $5.0 million, net of expected forfeitures, of total unrecognized compensation expense related to stock options. The unrecognized compensation expense at March 31, 2012 is expected to be recognized over a weighted-average period of 1.7 years.

As of March 31, 2012, the Company had $11.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock units. The unamortized compensation expense will be recognized on a straight-line basis over a weighted-average period of 2.6 years.

As of March 31, 2012, the Company had $2.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance-based share grants. The unamortized compensation expense will be recognized on a straight-line basis, and is expected to be recognized over the remainder of 2012.

As of March 31, 2012, the total unrecognized compensation cost under the Purchase Plan to purchase the Company's common stock was approximately $0.4 million. The Company will amortize this cost on a straight-line basis over approximately 0.5 years.

Stock compensation expense in the three months ended March 31, 2012 was $3.0 million; consisting of approximately $0.9 million related to stock options, $0.4 million related to performance shares, $1.4 million related to restricted stock units and $0.3 million related to the Purchase Plan.

Stock compensation expense in the three months ended March 31, 2011, was $2.5 million; consisting of approximately $1.2 million related to stock options, $0.3 million related to performance shares, $0.6 million related to restricted stock units and $0.3 million related to the Purchase Plan.

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not grant stock options in the first quarter of 2012 or 2011, and therefore no fair value assumptions were reported for those periods.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2012	2011
Risk-free interest rates	0.09%	0.17%
Expected volatility rates	48%	37%
Expected dividend yield	0.54%	0.51%
Expected term of purchase right (years)	0.5	0.5
Weighted-average estimated fair value of purchase rights	$10.42	$9.40

A summary of stock option activity under the Plans, excluding performance-based shares and restricted stock units, as of March 31, 2012, and changes during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	3,557	$24.01
Granted	—	—
Exercised	(215)	19.58
Forfeited or expired	(3)	21.09
Outstanding at March 31, 2012	3,339	$24.29	4.52	$43,032
Exercisable at March 31, 2012	2,866	$23.44	3.96	$39,249
Vested and expected to vest at March 31, 2012	3,322	$24.24	4.50	$42,986

The Company did not grant stock options in the three months ended March 31, 2012 and 2011; since 2010 the Company's equity grants to new hires and its annual incentive grants to non-executive employees have been primarily in the form of RSUs. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $3.9 million and $6.2 million, respectively.

Performance-based Awards

Under the performance-based awards program, the Company grants awards in the first half of the performance year in an amount equal to twice the target number of shares to be issued if the target performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company's performance. The performance metrics of this program are annual targets consisting of net revenue, non-GAAP operating earnings and strategic goals. Each performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.

During the three months ended March 31, 2012, the Company issued approximately 96,000 performance-based awards to employees and executives. As the net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets. The cost of performance-based awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2012, it was determined that the Company had not reached the minimum level of the established performance targets for the performance-based awards granted in 2011. Accordingly, the 93,000 performance-based awards granted in the first quarter of 2011 were canceled.

A summary of performance-based awards outstanding as of March 31, 2012, and activity during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	—	$—
Granted	96	37.28
Vested	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2012	96	$37.28	0.75	$3,556
Vested and expected to vest at March 31, 2012	92		0.75	$3,409

The weighted-average grant-date fair value per share of performance-based awards granted in the three months ended March 31, 2012 and 2011 was approximately $37.28 and $36.90, respectively. The grant date fair value of awards released, which were fully vested, in the three months ended March 31, 2011 was approximately $3.0 million. There were no performance-based awards released in the three months ended March 31, 2012, as the performance-based awards granted in 2011 were canceled.

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
A summary of RSUs outstanding as of March 31, 2012, and changes during the three months then ended, is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	458	$36.08
Granted	3	35.12
Vested	(5)	37.23
Forfeited or expired	(6)	37.09
Outstanding at March 31, 2012	450	$36.04	1.38	$16,708
Outstanding and expected to vest at March 31, 2012	420		1.37	$15,596

The weighted-average grant-date fair value of RSUs awarded in the three months ended March 31, 2012 and 2011 was approximately $35.12 and $38.66, respectively. The grant date fair value of awards vested in the three months ended March 31, 2012 and 2011 was approximately $0.2 million and $0.1 million, respectively.

4. FAIR VALUE MEASUREMENTS:

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's cash and investment instruments are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair-value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair-value hierarchy) include investment-grade corporate bonds and government, state, municipal and provincial obligations. Such types of investments are valued by using a multi-dimensional relational model, the inputs, when available, are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. In the first quarter of 2012, the Company changed its investment policy to allow the sale of long-term and short-term investments prior to their stated maturity date. The Company principally holds securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, the funding of acquisitions and other strategic investments. As a result of this change in policy the Company classified its investment portfolio as available-for-sale as opposed to held-to-maturity as of March 31, 2012. The Company's investments classified as Level 1 and Level 2 are available-for-sale investments, and were recorded at fair market value.
The fair value hierarchy of the Company's marketable securities at March 31, 2012 and December 31, 2011, was as follows (in thousands):

	Fair Value Measurement at
	March 31, 2012
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$16,674	$—	$16,674
Money market funds	29,658	29,658	—
Certificates of deposit	10,001	—	10,001
Corporate securities	56,854	—	56,854
Total	$113,187	$29,658	$83,529

	Fair Value Measurement at
	December 31, 2011
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$9,849	$—	$9,849
Money market funds	30,190	30,190	—
Certificates of deposit	10,000	—	10,000
Corporate securities	62,940	—	62,940
Total	$112,979	$30,190	$82,789

The Company did not transfer any investments between Level 1, Level 2 or Level 3 of the fair-value hierarchy in the three months ended March 31, 2012 and the twelve months ended December 31, 2011.

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 22, 2010, the Company entered into an agreement with SemiSouth Laboratories, as amended, pursuant to which the Company may be obligated to acquire SemiSouth if SemiSouth meets certain financial performance conditions on or before December 31, 2013. At March 31, 2012, the Company determined the fair value of this potential obligation to be zero. The Company developed its own assumptions using Level 2 inputs in its fair-market valuation using a market approach valuation technique to determine the fair value of this obligation. The Company updates the estimated fair value of this potential obligation quarterly. Any changes are recorded in its unaudited condensed consolidated statements of income. In March 2012, in consideration for the loan agreement discussed below, the Company entered into an amended agreement with SemiSouth which established a maximum purchase price related to both the Company's option to acquire SemiSouth ("Purchase Option") and its potential obligation to acquire SemiSouth (as discussed above). The Company used Level 3 inputs in its fair-market valuation utilizing the income-approach valuation technique. The Company prepared a discounted cash flow analysis using the following unobservable inputs: weighted average cost of capital, long-term revenue growth, control premium, and discount for lack of marketability. The Company then used the Black-Scholes option pricing model to determine the fair value of the Company's purchase option to be approximately $6.2 million. The Company's valuation technique derived inputs principally from comparable company market data (i.e., correlation values). The Company considers this to be a Level 3 investment as there was no specific market data for this instrument or similar instruments. The Company has not elected the fair value option for this purchase option, under ASC 825. See Note 15, Investment in Third Party, below for further details on the valuation method used.

In March 2012 the Company loaned SemiSouth $18.0 million, and in exchange the Company was issued a promissory note and received the modification discussed above to establish a maximum price under the Purchase Option. The note has been classified as Level 3 in the fair-value hierarchy, as there was no market data for this instrument. The estimated fair value of the note was approximately $12.0 million at March 31, 2012, consisting of the promissory note of $18.0 million, net of the of the unamortized interest discount related to the $6.2 million purchase option (see Note 15, Investment in Third Party, below for further details on the SemiSouth loan). The fair value was estimated by calculating the present value of cash flows using a market discount rate for similar investments. The Company intends to hold the note to maturity, which occurs in March 2014. The following table presents the changes in Level 3 investments for the three months ended March 31, 2012, for investments that are measured at fair value on a recurring basis (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Note Receivable
Beginning balance at January 1, 2012	$—
Purchases and issuances	11,965
Settlements	—
Ending balance at March 31, 2012	$11,965

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

	March 31, 2012	December 31, 2011
Raw materials	$9,323	$12,389
Work-in-process	7,930	7,841
Finished goods	25,598	31,780
Total	$42,851	$52,010

6. GOODWILL AND INTANGIBLE ASSETS:

The carrying amount of goodwill was $14.8 million as of March 31, 2012 and December 31, 2011.

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets consist primarily of acquired licenses, in-process research and development and patent rights, and are reported net of accumulated amortization. The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the acquired license or patent rights, which range from five to ten years, with the exception of $4.7 million of in-process research and development which will be amortized once the development is completed and products are available for sale. The Company does not expect the amortization for its in-process research and development to begin in 2012. Amortization for acquired intangible assets was approximately $0.2 million and $0.2 million in the three months ended March 31, 2012 and March 31, 2011, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	March 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(1,800)	1,200	3,000	(1,725)	1,275
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	2,920	(915)	2,005	2,920	(829)	2,091
Customer relationships	910	(142)	768	910	(114)	796
Other intangibles	37	(37)	—	37	(37)	—
Total intangible assets	$13,506	$(4,843)	$8,663	$13,506	$(4,654)	$8,852

The estimated future amortization expense related to intangible assets at March 31, 2012 is as follows:

Fiscal Year		Estimated Amortization (in thousands)
2012	(remaining 9 months)	$566
2013		755
2014		755
2015		592
2016		367
Thereafter		938
Total (1)		$3,973
_______________

(1)	The total above excludes $4.7 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

7. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Segment Reporting

The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of proprietary, high-voltage, analog integrated circuits for use primarily in the AC-DC power conversion market. The Company's chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
Customer Concentration
Ten customers accounted for approximately 66% and 67% of net revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended
	March 31,
Customer	2012	2011
A	20%	19%
B	12%	12%

Customers A and B are distributors of the Company's products. No other customers accounted for 10% or more of the Company's net revenues in those periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables, the Company's note from SemiSouth and the Company's lease line of credit to SemiSouth. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to the Company's agreements with SemiSouth, the Company monitors SemiSouth's credit quality on an ongoing basis. If the credit worthiness of SemiSouth diminishes, the Company will establish a specific reserve against the lease line receivable and / or note receivable. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2012 and December 31, 2011, 78% and 79%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	March 31, 2012	December 31, 2011
A	26%	36%
B	18%	10%
Customers A and B are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s accounts receivable in these periods.

International Sales

The Company markets its products through its sales personnel and a worldwide network of distributors. As a percentage of total net revenues, international sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, comprise the following:

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 31,
	2012	2011
Hong Kong/China	42%	34%
Taiwan	17%	24%
Korea	15%	17%
Western Europe (excluding Germany)	11%	10%
Japan	6%	6%
Singapore	2%	3%
Germany	1%	1%
Other	2%	1%
Total foreign revenue	96%	96%

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States.

Product Sales

Approximately 97% to 99% of the Company's sales in the three months ended March 31, 2012 and 2011, respectively, were from its three primary families of low-power AC-DC power-conversion products. Approximately 1% to 3% of the Company's sales came from other product families.

Revenue mix by product family for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31,
Product Family	2012	2011
LinkSwitch	41%	40%
TinySwitch	33%	35%
TOPSwitch	23%	23%
Other	3%	2%

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 31,
	2012	2011
Basic earnings per share:
Net income	$7,461	$9,854
Weighted-average common shares	28,227	28,628
Basic earnings per share	$0.26	$0.34
Diluted earnings per share (1):
Net income	$7,461	$9,854
Weighted-average common shares	28,227	28,628
Effect of dilutive securities:
Employee stock plans	1,208	1,559
Diluted weighted-average common shares	29,435	30,187
Diluted earnings per share	$0.25	$0.33
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share when they become contingently issuable per ASC 260-10, Earnings per Share and excludes such shares when they are not contingently issuable. The Company has excluded all performance-based awards underlying the fiscal 2012 and 2011 awards as those shares were not contingently issuable as of the end of the period.

Approximately 297,531 shares and 210,044 shares attributable to stock-based awards for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive.

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

As of March 31, 2012, the Company continues to maintain a valuation allowance on a portion of its California deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company's effective tax rates for the three months ended March 31, 2012 was 20.1% . The difference between the expected statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2012 was primarily due to the beneficial impact of the geographic distribution of the Company's world-wide earnings. The

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

difference between the expected statutory rate of 35% and the Company's effective tax rate of 18.7% for the three months ended March 31, 2011, was primarily due to the beneficial impact of the geographic distribution of the Company's world-wide earnings and the beneficial impact of the research and experimentation tax credit.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

11. COMMITMENTS:

Supplier Agreements

The Company purchases wafers through purchase orders from its foundries. All but one of the Company's wafer agreements were executed in U.S. currency. Until June 2011, this one foundry required wafer purchases to be in Japanese yen; however, the purchase price within this agreement was fixed at a base rate and allowed for some sharing of the impact of exchange rate fluctuations from the base rate. The currency fluctuation experienced between the time invoices were submitted to the Company until the time the yen was purchased and remitted to the supplier was a financial responsibility of the Company. The Company accounted for the gain or loss related to the payment of these transactions as part of other income or expense. The Company has renegotiated its supply agreement with this foundry to purchase wafers in U.S. currency.

Two of the Company's major suppliers have wafer supply agreements based in U.S. dollars; however, the agreements with these foundries also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, the Company's management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between the Company and each of these suppliers.

12. LEGAL PROCEEDINGS AND CONTINGENCIES:

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly-owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On February 10, 2011, the Court issued an order maintaining the stay with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case pending the appeal in that case. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011 the Court moved the trial date to permit the parties to address another patent the Company has accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company's patents, that Fairchild has induced others to infringe the Company's patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company's products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. The Company is challenging the validity and enforceability of that patent in post-trial proceedings, issues to be decided by the judge overseeing the case. Nevertheless, the Company estimates that even if the verdict on Fairchild's patent were ultimately upheld, the sales potentially impacted up to only about 0.1% of the Company's revenues. The Company will also seek an injunction preventing further infringement of its own patents and is seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.

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

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People's Republic of China. The suits assert four Chinese patents and seek an injunction and damages of approximately $19.0 million. Power Integrations Netherlands filed invalidation proceedings for all four asserted SG patents in the People's Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010. Early this January, the Company received rulings from the PRB invalidating the majority of the claims Fairchild asserted in litigation. The Suzhou Court thereafter conducted evidentiary hearings, and the parties are following up, with no trial date set at this time. The Company believes the Fairchild and SG claims discussed above are without merit and intends to contest them vigorously.

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

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleges that the Company has and is infringing four patents pertaining to power conversion integrated circuit devices. The Company has not yet answered Fairchild's complaint.

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

In the quarter ended March 31, 2011, the IRS informed the Company that the IRS intends to propose material adjustments to the Company's taxable income for the years 2003 through 2006 related to the Company's intercompany research and development cost-sharing arrangement and related issues and in December 2011, the Company received an addendum to the notice of proposed adjustments from the IRS related to the Company's intercompany research and development cost sharing arrangement (refer to Note 9, Provision for Income Tax , for further details). The Company believes that the IRS position is without merit and intends to defend its tax return position vigorously.

13. RECENT ACCOUNTING PRONOUNCEMENTS:

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2012, the Company adopted the following accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to the FASB Accounting Standard Codification (ASC) relating to fair value measurements, Accounting Standards Update (ASU) 2011-04, Fair Value Measurement, ASC Topic 820. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The Company applied these amendments in the first quarter of fiscal 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220). This amendment gives an entity two options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income. An entity can elect to present comprehensive income in either (1) a single continuous statement of comprehensive income, or (2) in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company adopted this amendment beginning in the first quarter of 2012.

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

14. ACQUISITION:

On March 30, 2012, the Company through its subsidiaries entered into a definitive agreement to acquire CT-Concept Technologie AG ("Concept"), a Swiss company, by acquiring all of the outstanding shares of its Swiss parent companies, Concept Beteiligungen AG and CT-Concept Holding AG, for approximately $115.8 million, net of assumed cash. The Company closed the acquisition on May 1, 2012. Pursuant to the purchase agreement, the purchase price is subject to a net asset value adjustment which will be determined after the closing date, and is limited to a maximum of approximately $7.7 million. The net asset value adjustment will be paid within approximately six months after May 1, 2012.

Concept produces highly integrated driver systems for insulated-gate bipolar transistors, or IGBT modules, replacing discrete solutions and other alternatives by offering an increased level of integration, reliability and energy efficiency. Concept products are used in power-conversion circuitry for applications ranging up to a gigawatt of output, including industrial motor drives, solar and wind power systems, electric trains and trams, electric cars, and medical equipment. The Company expects to include revenues from Concept principally in its industrial end-market category.

The Company has not made all of the remaining disclosures required by ASC805-10-50-2, Business Combinations, as the acquisition has only recently closed. The Company is therefore currently in the process of completing the purchase accounting for the acquisition.

15. INVESTMENT IN THIRD PARTY:

On October 22, 2010, the Company made a $7.0 million investment in preferred stock of a privately held company, SemiSouth Laboratories (“SemiSouth”). Also in October 2010, the Company paid $10.0 million as a prepaid royalty in exchange for the right to use SemiSouth's technology. The Company will amortize the royalty to cost of revenues based on the Company's sales of products incorporating the licensed technology. The Company classified its investment in SemiSouth, with a carrying value of $7.0 million and prepaid royalty of $10.0 million within Other Assets in the Company's condensed consolidated balance sheet as of March 31, 2012. The Company does not expect to amortize the prepaid royalty in 2012.

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2011, the Company entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the terms of the agreement, SemiSouth can borrow up to $8.6 million through January 2013, of which a total of $8.5 million had been funded as of March 31, 2012. Refer to Note 16, Lease Line to Third Party, for details. The Company included the lease line receivable and deposits on equipment in Other Assets and Prepaid Expenses and Other Current Assets in its consolidated balance sheet at March 31, 2012.
In December 2011, the Company entered into a $2.5 million lease guaranty agreement (the "Guaranty Agreement") with a third party. In accordance with the terms of the Guaranty Agreement, the Company guaranteed up to $2.5 million of SemiSouth's obligations under SemiSouth's equipment lease with such third party. The Guaranty Agreement remained in place until Semisouth secured additional financing, which occurred in March 2012, at which time the Guaranty Agreement was terminated.
The Company's 2010 agreement with SemiSouth provides, among other things, that the Company has the option to acquire SemiSouth in the future (“Call Option”) and that the Company may be obligated to acquire SemiSouth at a future date if SemiSouth achieves certain financial performance conditions (“Put Option”). The Put and Call Options terminate on the date that is approximately a month following delivery to the Company of SemiSouth's financial statements for the quarter ending December 31, 2013.

The Call Option can be exercised by the Company at a multiple of SemiSouth's annualized net operating profits after tax (“NOPAT”) (based on the average of this measure over a period of several months), as defined in the agreement. The multiple is intended to result in an acquisition price equal to the estimated fair value of SemiSouth. The minimum acquisition price would be $36 million, subject to certain adjustments. Pursuant to an amended agreement entered into in March 2012, the maximum purchase price shall not exceed $80.0 million.

The Put Option can only be exercised by SemiSouth once certain revenue and profit metrics have been reached.  At that time, SemiSouth could obligate the Company to acquire SemiSouth at a multiple of SemiSouth's NOPAT. The multiple is intended to result in an acquisition price equal to the estimated fair value of SemiSouth limited to a maximum of $80.0 million pursuant to the March 2012 amendment. In order to reach the revenue and profit metrics required to exercise the Put Option, SemiSouth would need to increase its quarterly revenue to approximately 15 times the level of revenues achieved in the first quarter of 2012.

The NOPAT multiple was determined to reflect fair value based on the Market Approach using Level 2 inputs that are derived principally from observable market data by comparing multiples for similar publicly traded companies. Due to the fact that the strike price of the Put Option is continually being adjusted to reflect the changes in the fair value of SemiSouth, the fair value of the Put Option was determined to be zero.

In July 2011, SemiSouth obtained $15 million of financing through the sale, and concurrent licensing back, of its intellectual property ("IP") with a financing company. In connection with this arrangement, the Company entered into a contingent purchase commitment with the financing company for SemiSouth's IP. The contingent purchase commitment requires the Company to purchase the IP previously owned by SemiSouth from its new owner for$15 million (plus reimbursement of certain expenses) under certain conditions generally relating to SemiSouth's failure to make certain payments or SemiSouth's insolvency. In this event, the agreement sets forth a process to be followed before the Company's purchase commitment matures. First, the agreement allows the Company to exercise its Call Option for a certain period of time and under certain conditions. If the Company does not initially exercise its Call Option, then SemiSouth can be sold to a third party during a period of time of up to approximately half a year (which period of time may be shortened by the new SemiSouth IP owner) or the Company could still exercise its Call Option. After that period of time elapses, the Company is obligated to purchase the SemiSouth IP for $15 million (plus reimbursement of certain expenses). The Company provided a$15 million letter of credit in August 2011 to the financing company to secure the contingent purchase commitment.

The Company entered into a contract in July 2011 with SemiSouth to act as a sales representative for SemiSouth. The sales representation agreement will allow the Company to earn a fee for its efforts in representing, promoting and soliciting orders for SemiSouth products. The contract can be terminated with or without cause by giving prior written notice to the other party.

In March 2012, the Company loaned SemiSouth $18.0 million, and in exchange the Company was issued a promissory note. In consideration for the loan the Company obtained an amendment to its 2010 agreement with SemiSouth to

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

establish a maximum purchase price related to both the Company's option to acquire SemiSouth ("Purchase Option") and its potential obligation to acquire SemiSouth (as discussed above). The Company used Level 3 inputs in its fair-market valuation utilizing the income-approach valuation technique. The Company prepared a discounted cash flow analysis using the following unobservable inputs: weighted average cost of capital, long-term revenue growth, control premium, and discount for lack of marketability. The Company then used a Black-Scholes option pricing model to determine the fair value of the Company's purchase option to be approximately $6.2 million. The Company's valuation technique derived inputs principally from market data (i.e., correlation values). The Company accounted for the $18.0 million promissory note in the Other Assets caption in its condensed consolidated balance sheet, net of the $6.2 million interest discount related to the Purchase Option, of which $0.2 million was amortized as of March 31, 2012. The interest discount will be amortized to interest income over the life of the promissory note. The amortization of the interest income and the stated interest rate on the promissory note reflect the approximate fair value of the effective interest rate. The Company also recorded the corresponding $6.2 million value of the Purchase Option in Other Assets in its condensed consolidated balance sheet. The following table reflects the Company's interest income related to its SemiSouth agreements (in thousands):

	Three Months Ended March 31,
	2012	2011
Interest income on note from SemiSouth	$24	$—
Non-cash interest income on note from SemiSouth	157	—
Interest income from SemiSouth lease line	83	21
Total interest income from SemiSouth	$264	$21
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

The Company's maximum exposure to loss as a result of its interest in SemiSouth is limited to the aggregate of the carrying value of its equity investment, up to $8.6 million for the lease line agreement and $18.0 million for the loan to SemiSouth. There were no additional future funding commitments to SemiSouth as of March 31, 2012.

16. LEASE LINE TO THIRD PARTY:
In February 2011, the Company entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the term of the agreement, SemiSouth can borrow up to $8.6 million through January 2013. As of March 31, 2012, a total of $8.5 million had been funded, consisting of: $8.2 million funded, less payments withheld under this lease arrangement to finance capital equipment commencing in February 2011; and $0.3 million paid as deposits on equipment which the Company will lease to SemiSouth upon delivery of such equipment. The Company included the lease line receivable and deposits on equipment in Other Assets and Prepaid Expenses and Other Current Assets in its condensed consolidated balance sheet at March 31, 2012. The total lease payments related to the $8.2 million funded, including interest, will be received over a four-to-eight year term and are reflected in the table below (in millions):

POWER INTEGRATIONS, INC.
NOTES TO (UNAUDITED) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year	Total Minimum Lease Payments
2012 (remaining 9 months)	$0.9
2013	1.2
2014	1.2
2015	1.2
2016	1.2
Thereafter	3.0
Total	$8.7

The Company assessed the credit worthiness of SemiSouth at the inception of the lease line, and is monitoring their credit quality on an ongoing basis. If the credit worthiness of SemiSouth diminishes the Company will establish a specific reserve against the lease line receivable at that time.

17. BANK LINE OF CREDIT:

In February 2011, the Company entered into an unsecured credit agreement with a bank (the “Credit Agreement”). Pursuant to the Credit Agreement, the Company can request, from time to time until February 2013, advances in an amount not to exceed an aggregate principal amount of $50.0 million. On April 2, 2012 the amount available under this credit agreement was increased to $65.0 million, the proceeds of which can be used for working capital requirements and other general corporate purposes. The agreement also covers advances for commercial letters of credit. At March 31, 2012, the Company had a $15.0 million outstanding letter of credit in connection with the contingent purchase commitment (referred to in Note 15, Investment in Third Party). The terms of this credit agreement require the Company to remain in compliance with certain financial and other covenants, which the Company is currently in compliance with. As of March 31, 2012 there were no advances drawn against this credit line.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with consolidated financial statements and management's discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A-“Risk Factors” and elsewhere in this report.

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

•
Increase the penetration of our products in “high-power” applications. We believe we have developed and acquired new technologies and products that enable us to bring the benefits of highly integrated power supplies to applications ranging from 50 to about 500 watts of output. These include such applications as main power supplies for flat-panel TVs and desktop PCs, as well as power supplies for LED streetlights, game consoles, and notebook computers, among others.

Beginning May 1, 2012, with the completion of our acquisition of CT-Concept Technologie AG (“Concept”), we have expanded our range of addressable power-conversion applications to include power levels up to a gigawatt. Concept produces highly integrated driver systems for IGBT modules, replacing discrete solutions and other alternatives by offering an increased level of integration, reliability and energy efficiency. Concept products are used in power conversion circuitry for industrial motor drives, solar and wind power systems, electric trains and trams, electric cars, and medical equipment.

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

Our net revenues were $71.8 million in the three months ended March 31, 2012, compared to $76.8 million in the same period of 2011. The decrease was driven by lower sales of our products into the communications, industrial and computer end markets, reflecting demand trends generally observed across the broader semiconductor industry.

Our top ten customers, including distributors that resell our products to OEMs and merchant power supply manufacturers, accounted for 66% of our net revenues in the three months ended March 31, 2012, compared to 67% in the same period in 2011. Our top two customers, both distributors of our products, collectively accounted for approximately 32% of our net revenues in the three months ended March 31, 2012. In the first quarter of 2011, our top two customers, both distributors of our products, collectively accounted for approximately 31% of our net revenues. International sales accounted for 96% of our net revenues in the three months ended March 31, 2012 and in 2011.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Changes in the prices of raw materials used in our products, such as copper and gold, can also affect our gross margin. Although our wafer-fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross profit margin are impacted by the volume of units we produce.

Our gross margin was 48% of net revenues in the three months ended March 31, 2012, compared with 47% of net revenues in the corresponding period of 2011. We have negotiated more favorable wafer pricing with our foundries which resulted in a decrease in the cost of silicon wafers purchased from our wafer fabrication foundries in the first quarter of 2012 compared to the same period of 2011. This factor was partially offset by higher overhead costs resulting from lower production volumes in the first quarter of 2012 compared to the same period in 2011. While we cannot necessarily predict the future direction of our gross margin because many of the factors influencing it are outside of our control, we expect our gross margin to improve in the second quarter of 2012 relative to the first quarter as a result of further product-cost improvements.

Total operating expenses in the three months ended March 31, 2012 were $25.9 million, compared to $24.7 million in the same period in 2011. The increase was driven primarily by increased research and development expenses, primarily payroll and related expenses due to increased headcount and increased product development expenses. In addition, general and administrative expenses increased in connection with our acquisition of Concept. (Refer to Note 14, Acquisition, in our Notes to Condensed Consolidated Financial Statements for recent activity.)

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 71% of our net product sales were made to distributors in the first quarter of 2012, and in the twelve months ended December 31, 2011. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of March 31, 2012 and December 31, 2011 was approximately $18.9 million and $16.7 million, respectively. The total deferred cost as of March 31, 2012 and December 31, 2011 was approximately $9.5 million and $8.8 million, respectively.

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

We account for income taxes under the provisions of ASC 740. Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will more likely than not be realized based on available evidence and management’s judgment. We limit the deferred tax assets recognized related to certain officers’ compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

As of March 31, 2012, we continue to maintain a valuation allowance on a portion of our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in some non-U.S. jurisdictions.

In the first quarter of 2011, the IRS informed us that it intends to propose material adjustments to our taxable income for fiscal years 2003 through 2006 related to our intercompany research and development cost-sharing arrangement and related issues. In December 2011, we received an addendum to the notice of proposed adjustments from the IRS related to our intercompany research and development cost sharing arrangement. We believe the IRS's position with respect to the proposed adjustment is inconsistent with applicable tax law, and that we have a meritorious defense to our position. Accordingly, we intend to continue to challenge the IRS's position on this matter vigorously. While we believe the IRS's asserted position on this matter is not supported by applicable law, we have provided reserves for our position in this matter, and we may be required to make payments to the IRS pending resolution. If this matter is litigated and the IRS is able to successfully sustain its position, our results of operations and financial condition could be materially and adversely affected (refer to Note 9, Provision for Income Taxes, in our Notes to Consolidated Financial Statements for further details). Resolution of this matter is not anticipated within the next year.

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of this ASC, ASU No. 2011-08, Testing Goodwill for Impairment, beginning in the first quarter of 2012 we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We evaluated goodwill for impairment in the fourth quarter 2011, and concluded that no impairment existed as of December 31, 2011. Additionally, no impairment indicators have been identified during the three months ended March 31, 2012.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2012	2011

Net revenues	100.0%	100.0%
Cost of revenues	51.8	52.6
Gross profit	48.2	47.4
Operating expenses:
Research and development	14.8	13.1
Sales and marketing	11.3	10.7
General and administrative	9.9	8.4
Total operating expenses	36.0	32.2
Income from operations	12.2	15.2
Other income, net	0.9	0.6
Income before provision for income taxes	13.1	15.8
Provision for income taxes	2.6	3.0
Net income	10.5%	12.8%

Comparison of the Three Months Ended March 31, 2012 and 2011

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2012 were $71.8 million compared with $76.8 million for the three months ended March 31, 2011, a decrease of approximately 6%. The decrease in revenues was driven primarily by lower sales of our products into the communications, industrial and computer end markets, reflecting demand trends generally observed across the broader semiconductor industry.

Our net revenue mix by product family and by end market for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, were as follows:

	Three Months Ended March 31,
Product Family	2012	2011
LinkSwitch	41%	40%
TinySwitch	33%	35%
TOPSwitch	23%	23%
Other	3%	2%

	Three Months Ended March 31,
End Market	2012	2011
Consumer	40%	37%
Communications	27%	32%
Industrial	21%	20%
Computer	12%	11%

International sales, consisted of sales outside of the Americas based on “ship to” customer locations, were $68.7 and $73.5 million in the three months ended March 31, 2012 and 2011, respectively. This represented 96% of net revenues in both the three months ended March 31, 2012 and 2011. Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region represented 84% of our net revenues for both the three months ended March 31, 2012 and 2011. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales through distributors accounted for 71% and 68% of net revenues in the three months ended March 31, 2012, and 2011, respectively, with direct sales to OEMs and power supply manufactures accounting for the remainder.
The following customers accounted for 10% or more of total revenues:

	Three Months Ended March 31,
Customer	2012	2011
A	20%	19%
B	12%	12%

Customers A and B are distributors of our products. No other customers accounted for 10% or more of our net revenues in those periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net revenues	$71.8	$76.8
Gross profit	$34.6	$36.4
Gross margin	48.2%	47.4%

The increase in gross margin for the three months ended March 31, 2012, compared with the same period in the prior year, was due primarily to lower manufacturing costs. We have negotiated more favorable wafer pricing with our foundries for 2012, resulting in a decrease in the cost of silicon wafers purchased from our wafer fabrication foundries in the first quarter of

2012, compared to the same period of 2011. This factor was partially offset by higher overhead costs resulting from lower production volumes in the first quarter of 2012 compared to the same period in 2011.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net revenues	$71.8	$76.8
R&D expenses	$10.6	$10.0
R&D expenses as a % of net revenue	14.8%	13.1%

R&D expenses increased in the three months ended March 31, 2012, compared to the same period in 2011, driven primarily by increased payroll and related expenses, including stock-based compensation expense, resulting from increased headcount. Product-development expenses also increased for the three month period ended March 31, 2012, compared to the same period in 2011, due to expenses related to foundry qualifications and ongoing new-product development.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net revenues	$71.8	$76.8
Sales and marketing expenses	$8.1	$8.2
Sales and marketing expenses as a % of net revenue	11.3%	10.7%

The decrease in sales and marketing expenses in the three months ended March 31, 2012 compared to the same period of 2011 was driven primarily by decreased expenses related to marketing materials, partially offset by increased payroll and related expenses, including stock-based compensation expense, and sales infrastructure expenses as a result of increased headcount to expand our international sales force.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net revenues	$71.8	$76.8
G&A expenses	$7.1	$6.5
G&A expenses as a % of net revenue	9.9%	8.4%

G&A expenses increased in the three months ended March 31, 2012 compared to the prior year. The increase was due primarily to acquisition-related expenses in connection with our agreement to acquire Concept. (Refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details.)

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments. The table below compares other income, net for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Net revenues	$71.8	$76.8
Other income	$0.6	$0.4
Other income as a % of net revenue	0.9%	0.6%

Other income, net, increased in the three months ended March 31, 2012, compared to the same period in 2011. The increases were related to interest earned on our $18.0 million promissory note with SemiSouth (refer to Note 15, Investment in Third Party, in our Notes to Condensed Consolidated Financial Statements, for details), in addition to our lease line to SemiSouth. (Refer to Note 16, Lease Line to Third Party, in our Notes to Condensed Consolidated Financial Statements, for details.)

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes.
The table below compares income tax expenses for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Income before provision for income taxes	$9.3	$12.1
Provision for income taxes	$1.9	$2.3
Effective tax rate	20.1%	18.7%

The difference between the expected statutory rate of 35% and our effective tax rate for the three months ended March 31, 2012, was primarily due to the beneficial impact of the geographic distribution of our world-wide earnings. The difference between the expected statutory rate of 35% and our effective tax rate for the three months ended March 31, 2011, was primarily due to the beneficial impact of the geographic distribution of our world-wide earnings and the beneficial impact of a research and experimentation tax credit.

Liquidity and Capital Resources

As of March 31, 2012, we had $214.0 million in cash, cash equivalents and marketable securities, an increase of approximately $1.2 million from $212.8 million as of December 31, 2011. As of March 31, 2012, and December 31, 2011, we had working capital, defined as current assets less current liabilities of $248.2 million and $217.5 million, respectively. The increase in working capital resulted from the reclassification of our long-term marketable securities to short-term in connection with the change in our investment policy; refer to Note 2, Summary of Significant Accounting Policies, in our Notes to Condensed Consolidated Financial Statements, for further details.

In February 2011, we entered into an unsecured credit agreement with a bank, which we refer to as the Credit Agreement. Pursuant to the Credit Agreement, we can request, from time to time until February 2013, advances in an amount not to exceed an aggregate principal amount of $50.0 million. On April 2, 2012, the amount available under this credit agreement was increased to $65.0 million, the proceeds of which can be used for working capital requirements and other general corporate purposes. The agreement also covers advances for commercial letters of credit. At March 31, 2012, we had a $15.0 million outstanding letter of credit in connection with the contingent purchase commitment (referred to in Note 15, Investment in Third Party). The terms of this credit agreement require us to remain in compliance with financial and other covenants, with which we are currently in compliance. As of March 31, 2012 there were no advances drawn against this credit line.

Operating activities generated cash of $21.6 million in the three months ended March 31, 2012. Net income for this period was $7.5 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $3.7 million, $0.2 million and $3.0 million, respectively. Additional sources of cash included (1) a $9.2 million decline in inventory due to reduced wafer purchases and stronger-than-expected sales during the quarter (2) a $1.5 million decrease in accounts payable primarily due to the timing of invoice payment processing and (3) a $1.3 million decrease in prepaid expenses resulting primarily from a decrease in prepaid legal fees. These sources of cash were partially offset by a $7.3 million increase in accounts receivable due to higher shipments in March 2012, compared to December 2011.

Our operating activities generated cash of $5.7 million in the three months ended March 31, 2011, driven primarily by (1) net income of $9.9 million, which included the impact of non-cash depreciation, amortization and stock-based compensation expenses totaling $3.7 million, $0.2 million and $2.5 million, respectively, (2) an increase in prepaid expenses and other assets of $1.4 million, due primarily to the amortization of prepaid legal expenses in the first quarter of 2011. These sources of cash were partially offset by; (1) an increase in accounts receivable of $7.6 million, related to increased customer shipments in the first quarter of 2011 compared to the fourth quarter of 2010, (2) a decrease in accounts payable of $2.9 million related to the timing of invoice payment processing, and (3) a decrease in deferred income on sales to distributors of $1.3 million, due primarily to a decrease in our distributor inventory levels compared to the prior quarter, reducing the related deferred revenue.

Our investing activities in the three months ended March 31, 2012 resulted in a $19.5 million net use of cash, consisting of: (1) $7.5 million for purchases of property and equipment, primarily manufacturing equipment to support our growth, and building improvements in connection with our research and development facility in New Jersey; and (2) $18.0 million for the issuance of a Note receivable from SemiSouth (refer to Note 15, Investment in Third Party, for further details). These uses of cash were partially offset by $6.1 million of proceeds from maturities of marketable securities. Our investing activities in the three months ended March 31, 2011, resulted in a $29.9 million use of cash, consisting of: (1) $10.2 million of net purchases of marketable securities; (2) $7.2 million for purchases of property and equipment; (3) $6.9 million paid in relation to the acquisition of Qspeed; and (4) $5.6 million in connection with our lease line with SemiSouth.

Our financing activities in the three months ended March 31, 2012, resulted in net cash proceeds of $5.2 million. Financing activities consisted primarily of proceeds of $6.5 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $1.4 million for the payment of dividends to stockholders. In the three months ended March 31, 2011, we received $6.2 million, net, from financing activities, consisting primarily of $7.3 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $1.4 million for the payment of dividends to stockholders.

On March 30, 2012, we entered into a definitive share purchase agreement, through our subsidiaries, to acquire Concept, a Swiss company, by acquiring all of the outstanding shares of its Swiss parent companies Concept Beteiligungen AG and CT-Concept Holding AG for approximately $115.8 million, net of assumed cash. We closed the acquisition on May 1, 2012. Pursuant to the purchase agreement, the purchase price is subject to a net asset value adjustment which will be determined after the closing date, and is limited to a maximum of approximately $7.7 million. The net asset value adjustment will be paid within approximately six months after May 1, 2012.

We paid dividends on a quarterly basis in 2011, which resulted in approximately a $1.4 million use of cash per quarter. In January 2012, our board of directors continued the dividend payments by declaring four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. The first quarterly dividend payment of approximately $1.4 million was made on March 30, 2012, with subsequent quarterly payments to be approximately the same amount. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

As of March 31, 2012 we have a contractual obligation related to income tax, which comprises primarily unrecognized tax benefits of approximately $35.5 million. The tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

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

In March 2012, we loaned $18.0 million to SemiSouth, and in exchange we were issued a promissory note. We intend to hold the note to maturity which occurs in March 2014. In connection with the note issuance we amended our 2010 agreement with SemiSouth to include a cap on the purchase price of $80.0 million under the Call and Put Option (“Purchase Option”). We estimated the value of the Purchase Option to be approximately $6.2 million using Level 2 inputs, refer to Note 4, Fair Value Measurements, in our Notes to Condensed Consolidated Financial Statements for valuation details. We accounted for the $18.0 million promissory note in Other Assets in our condensed consolidated balance sheet, net of the $6.2 million interest discount related to the Purchase Option. The interest discount will be amortized to interest income over the life of the promissory note. The amortization of the interest discount and the stated interest rate on the promissory note reflects the approximate fair value of the effective interest rate.
There were no other material changes, other than stated in the liquidity section above, outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

If our operating results deteriorate during the remainder of 2012, either as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our credit agreement or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

On January 1, 2012, we adopted the following accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to the FASB Accounting Standard Codification (ASC) relating to fair value measurements, Accounting Standards Update (ASU) 2011-04, Fair Value Measurement, ASC Topic 820. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). We adopted these amendments in the first quarter of 2012, and determined that the adoption did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220). This amendment gives an entity two options to present the total of comprehensive income, the components of net income, and the components of other comprehensive income. An entity can elect to present comprehensive income in either (1) a single continuous statement of comprehensive income, or (2) in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. We adopted this amendment in the first quarter of 2012, and will disclose other comprehensive income in a separate but consecutive statement following our condensed consolidated statements of income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in our exposure to interest rate and foreign currency risks from that described in our 2011 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and the fixed rate note receivable from SemiSouth. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. In the first quarter of 2012, we changed our investment policy to allow the sale of long-term and short-term investments prior to their stated maturity date. We generally hold securities until maturity; however, they may now be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this change in policy we classify our investment portfolio as available-for-sale as opposed to held-to-maturity. We do not use derivative financial instruments in our investment portfolio to manage our interest rate risk, foreign currency risk, or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At March 31, 2012, and December 31, 2011, we held primarily cash equivalents and short-term and long-term investments with fixed interest rates.

Foreign Currency Exchange Risk. As of March 31, 2012, our primary transactional currency was in U.S. dollars, however we have sales offices in various foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. As of March 31, 2012 we did not employ a foreign currency hedge program utilizing foreign currency forward exchange contracts.

Two of our major suppliers, Seiko Epson Corporation, or Epson, and ROHM Lapis Semiconductor Co., Ltd., or Lapis, have wafer supply agreements based in U.S. dollars; however, our agreements with Epson and Lapis also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between Power Integrations and each of these suppliers.

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

At March 31, 2012, and December 31, 2011, we did not have material cash or investments denominated in foreign currencies, and therefore had no material foreign currency exchange risk related to our cash and investments.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements included earlier in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, except for those risk factors below designated by an asterisk (*).
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

If demand for our products declines in our major end markets, our net revenues will decrease. A limited number of applications of our products, such as cellphone chargers, standby power supplies for PCs, and power supplies for home appliances make up a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been impacted by economic downturns in the past. Any economic slowdown in the end markets that we serve could cause a slowdown in demand for our ICs. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.
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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 96% of our net revenues for three months ended March 31, 2012 and for the year ended December 31, 2011. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 66% of our net revenues in the three months ended March 31, 2012, and 62% of our net revenues for the year ended December 31, 2011. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2011, our board of directors authorized the use of $30.0 million for the repurchase of our common stock. In the first quarter of 2012, in connection with the execution of our acquisition of Concept, our board of directors canceled this stock repurchase program. Authorization of future stock repurchase programs are at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	May 7, 2012	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1
Share Purchase Agreement, dated March 30, 2012, by and between Heinz Rüedi, Power Integrations Netherlands B.V. and Power Integrations Limited regarding shares of Concept Beteiligungen AG and CT-Concept Holding AG. (As filed with the SEC as Exhibit 2.01 to our Current Report on Form 8-K on May 7, 2012, SEC File No. 000-23441.)*

3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on February 29, 2012, SEC File No. 000-23441.)

3.2	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on January 30, 2012, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1	Amendment Number Three to Wafer Supply Agreement, effective as of February 1, 2012, by Power Integrations International Ltd. and Seiko Epson Corporation.*

10.2	Wafer Supply Agreement, made and entered into as of this 1st day of October, 2010, by and between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG.*

10.3	Credit Agreement, dated February 22, 2011, by and between Power Integrations, Inc. and Wells Fargo Bank, National Association.

10.4	Amendment to Credit Agreement, dated August 2, 2011, by and between Power Integrations, Inc. and Wells Fargo Bank, National Association.

10.5	Second Amendment to Credit Agreement, dated April 2, 2012, by and between Power Integrations, Inc. and Wells Fargo Bank, National Association.

10.6	2012 Executive Officer Cash Compensation Arrangements and 2012 Bonus Plan (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on January 30, 2012, SEC File No. 000-23441.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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