Form 10-Q
period 2012-06-30
POWER INTEGRATIONS INC
filed 2012-08-07
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 30, 2012
Common Stock, $.001 par value	28,832,820

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,360	$139,836
Short-term marketable securities	60,068	40,899
Accounts receivable, net of allowances of $257 and $215 in 2012 and 2011, respectively (Note 2)	17,966	9,396
Inventories	48,555	52,010
Deferred tax assets	893	892
Prepaid expenses and other current assets	7,758	7,068
Total current assets	208,600	250,101
LONG-TERM MARKETABLE SECURITIES	—	32,041
PROPERTY AND EQUIPMENT, net	91,738	88,241
INTANGIBLE ASSETS, net	51,422	8,852
GOODWILL	77,354	14,786
DEFERRED TAX ASSETS	7,120	12,387
OTHER ASSETS	43,380	26,511
Total assets	$479,614	$432,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,108	$16,532
Accrued payroll and related expenses	6,650	5,911
Taxes payable	37,936	—
Deferred tax liabilities	1,961	—
Deferred income on sales to distributors	11,270	7,883
Other accrued liabilities	2,514	2,305
Total current liabilities	81,439	32,631
LONG-TERM INCOME TAXES PAYABLE	7,364	34,368
DEFERRED TAX LIABILITIES	4,185	—
PENSION LIABILITY	622	—
Total liabilities	93,610	66,999
COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 12)
STOCKHOLDERS’ EQUITY:
Common stock	29	28
Additional paid-in capital	181,203	158,646
Accumulated other comprehensive income	145	50
Retained earnings	204,627	207,196
Total stockholders’ equity	386,004	365,920
Total liabilities and stockholders’ equity	$479,614	$432,919
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET REVENUES	$76,382	$80,184	$148,155	$156,946
COST OF REVENUES	38,627	42,558	75,807	82,897
GROSS PROFIT	37,755	37,626	72,348	74,049

OPERATING EXPENSES:
Research and development	12,066	10,195	22,706	20,218
Sales and marketing	9,176	8,104	17,315	16,352
General and administrative	7,100	6,141	14,193	12,616
Total operating expenses	28,342	24,440	54,214	49,186
INCOME FROM OPERATIONS	9,413	13,186	18,134	24,863
OTHER INCOME
Other income, net	195	461	810	903
Total other income	195	461	810	903
INCOME BEFORE PROVISION FOR INCOME TAXES	9,608	13,647	18,944	25,766
PROVISION FOR INCOME TAXES	16,784	3,048	18,659	5,313
NET INCOME (LOSS)	$(7,176)	$10,599	$285	$20,453

EARNINGS (LOSS) PER SHARE:
Basic	$(0.25)	$0.37	$0.01	$0.71
Diluted	$(0.25)	$0.35	$0.01	$0.68

SHARES USED IN PER SHARE CALCULATION:
Basic	28,619	28,938	28,423	28,784
Diluted	28,619	30,346	29,624	30,271
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$(7,176)	$10,599	$285	$20,453
Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable securities	(129)	—	162	—
Foreign currency translation adjustments	(124)	23	(67)	72
Total other comprehensive income (loss)	$(253)	$23	$95	$72
Total comprehensive income (loss)	$(7,429)	$10,622	$380	$20,525
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$285	$20,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,627	7,472
Amortization of intangibles	1,479	486
Gain on sale of property and equipment	(1)	(41)
Stock-based compensation expense	6,673	4,948
Amortization of premium on marketable securities	567	859
Non-cash interest income from SemiSouth note	(780)	—
Deferred income taxes	4,834	826
Provision for (reduction in) accounts receivable allowances	(14)	37
Excess tax benefit from stock options exercised	(474)	(697)
Tax benefit associated with employee stock plans	1,531	1,538
Change in operating assets and liabilities:
Accounts receivable	(5,336)	(2,392)
Inventories	14,119	7,915
Prepaid expenses and other assets	2,834	3,048
Accounts payable	3,795	(4,260)
Taxes payable and accrued liabilities	8,784	1,468
Deferred income on sales to distributors	3,387	(1,021)
Net cash provided by operating activities	49,310	40,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,754)	(12,519)
Proceeds from sale of property and equipment	2	2,249
Acquisitions	(113,360)	(6,914)
Other assets	—	(808)
Increase in financing lease receivable	(383)	(7,821)
Collections of financing lease receivable	299	205
Loan to SemiSouth	(18,000)	(3,000)
Purchases of marketable securities	—	(11,508)
Proceeds from maturities of marketable securities	12,468	6,630
Net cash used in investing activities	(127,728)	(33,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	14,321	14,246
Repurchase of common stock	—	(4,384)
Payments of dividends to stockholders	(2,853)	(2,885)
Excess tax benefit from stock options exercised	474	697
Net cash provided by financing activities	11,942	7,674

	Six Months Ended
	June 30,

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(66,476)	14,827
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	139,836	155,667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,360	$170,494

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,578	$3,510
Receipt of SemiSouth purchase option	$6,216	$—
Acquisition net asset value adjustment (Note 14)	$2,358	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$2,076	$310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Power Integrations, Inc., a Delaware corporation (the “Company”), and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in its Form 10-K filed on February 29, 2012, with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on February 29, 2012, for the year ended December 31, 2011, except for the changes discussed below. The accounting policy information below is to aid in the understanding of the financial information disclosed.

Cash and Cash Equivalents

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

In the first quarter of 2012, the Company changed its investment policy to permit the sale of long-term and short-term marketable securities prior to their stated maturity date. The Company generally holds securities until maturity; however, they may now be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this change in policy the Company classifies its investment portfolio as available-for-sale as opposed to held-to-maturity beginning March 31, 2012. Prior to March 31, 2012, the Company classified its investments as held-to-maturity. In connection with this change in investment policy the Company classified all investments with an original maturity date greater than three months as short-term investments in its Condensed Consolidated Balance Sheet. The Company's short-term investment portfolio is invested in highly liquid financial instruments with maturities greater than three months. As of June 30, 2012 and December 31, 2011, the Company's marketable securities consisted of U.S. government-backed securities, municipal bonds, corporate commercial paper, certificates of deposit and other high-quality commercial securities.

Amortized cost and estimated fair market value of investments classified as available-for-sale at June 30, 2012, are as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Certificates of deposit	$10,000	$—	$—	$10,000
Corporate securities	14,361	25	—	14,386
Total	$24,361	$25	$—	$24,386

Investments due in 4-12 months:
Corporate securities	$20,875	$71	$—	$20,946
Total	$20,875	$71	$—	$20,946
Investments due in more than 12 months:
Corporate securities	$14,670	$66	$—	$14,736
Total	$14,670	$66	$—	$14,736
Total investment securities	$59,906	$162	$—	$60,068

Amortized cost and estimated fair market value of investments classified as held-to-maturity at December 31, 2011 are as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper	$9,849	$—	$—	$9,849
Corporate securities	6,098	9	(1)	6,106
Total	$15,947	$9	$(1)	$15,955

Investments due in 4-12 months:
Corporate securities	$24,801	$179	$(23)	$24,957
Certificates of deposit	10,000	1	—	10,001
Total	$34,801	$180	$(23)	$34,958

Investments due in more than 12 months:
Corporate securities	$32,041	$5	$(178)	$31,868
Total	$32,041	$5	$(178)	$31,868

Total investment securities	$82,789	$194	$(202)	$82,781

As of June 30, 2012 the Company had no marketable securities in an unrealized loss position. The Company evaluated the nature of the investments with a loss position at December 31, 2011, which were primarily high-quality commercial securities, and determined the unrealized losses were not other-than-temporary.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 73% of the Company's net product sales were made to distributors in the six months ended June 30, 2012, and 71% in the twelve months ended December 31, 2011. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of our distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of June 30, 2012 and December 31, 2011 was approximately $21.7 million and $16.7 million, respectively. The total deferred cost as of June 30, 2012 and December 31, 2011 was approximately $10.4 million and $8.8 million, respectively.

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

Sales to certain distributors of the Company are made under terms that do not include rights of return or price concessions after the product is shipped to the distributor. Accordingly, product revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

Common Stock Repurchases and Common Stock Dividend

In February 2011, the board of directors authorized the use of $50.0 million for the repurchase of the Company's common stock, with repurchases to be executed according to certain pre-defined price/volume guidelines set by the board of directors. In the twelve months ended December 31, 2011, the Company repurchased 1.5 million shares for a total cost of $50.0 million, concluding this repurchase program. In November 2011, the board of directors authorized the use of an additional $30.0 million for the repurchase of the Company's common stock, and in March 2012, the Company canceled its $30.0 million stock repurchase program in connection with its purchase agreement to acquire CT-Concept Technologie AG. Refer to note 14, Acquisition, for acquisition details.

In October 2010, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The first quarterly dividend payment of approximately $1.4 million was made on March 31, 2011, the second quarterly dividend payment of $1.4 million was made on June 30, 2011, the third payment of $1.4 million was made on September 30, 2011, and the final 2011 dividend payment of $1.4 million was made on December 30, 2011. In January 2012, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. The first quarterly dividend payment of approximately $1.4 million was made on March 30, 2012 and the second quarterly dividend of

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.4 million was paid on June 29, 2012, with subsequent quarterly payments to be approximately the same amount. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company's stockholders.

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

	June 30, 2012	December 31, 2011
Accounts receivable trade	$41,172	$27,972
Accrued ship and debit and rebate claims	(22,949)	(18,361)
Allowance for doubtful accounts	(257)	(215)
Total	$17,966	$9,396
Prepaid Expenses and Other Current Assets (in thousands):

	June 30, 2012	December 31, 2011
Prepaid legal fees	$1,750	$3,500
Prepaid income tax	659	118
Prepaid maintenance agreements	317	669
Interest receivable	495	625
Other receivables	1,310	—
Supplier prepayment	1,400	—
Other	1,827	2,156
Total	$7,758	$7,068

Other Assets (in thousands):

	June 30, 2012	December 31, 2011
Prepaid royalty - SemiSouth (Note 15)	$10,000	$10,000
Investment in SemiSouth (Note 15)	7,000	7,000
Note receivable, net of interest discount - SemiSouth (Note 15)	12,678	—
Financing lease receivables and deposits - SemiSouth (Note 16)	6,613	7,558
SemiSouth purchase option (Note 15)	6,216	—
Other	873	1,953
Total	$43,380	$26,511

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK PLANS AND SHARE-BASED COMPENSATION:

Stock Plans
As of June 30, 2012, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan").  The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. In June 2012, the Company's stockholders approved the 2007 Equity Incentive Plan, as amended to increase the aggregate number of shares of the Company's common stock authorized for issuance under the plan by 2,800,000 shares. As of June 30, 2012, the maximum remaining number of shares that may be issued under the 2007 Plan was 8,730,621 shares, which includes options issued but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan.  Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant.  Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (that was adopted by the board of directors on January 27, 2009) to nonemployee directors have been made primarily under the 2007 Plan. The Directors Equity Compensation Program, until June 2012, provided in certain circumstances (depending on the status of the particular director's holdings of Company stock options) for the automatic annual grant of nonstatutory stock options to nonemployee directors of the Company on the first trading day of July in each year over their period of service on the board of directors. Further, each future nonemployee director of the Company would be granted the following initial grants under the 2007 Plan: (a) on the first trading day of the month following commencement of service, an option to purchase the number of shares of common stock equal to: the fraction of a year between the date of the director's appointment to the board of directors and the next July 1, multiplied by 8,000, which option shall vest on the next July 1st; and (b) on the first trading day of July following commencement of service, an option to purchase 24,000 shares vesting monthly over the three year period commencing on the grant date. In July 2012, this program was amended by eliminating the grants described above in their entirety, and providing for grants to outside directors as follows: effective annually, upon the first trading day of July, each outside director would receive a grant of an equity award with an aggregate value of $100,000.  At each outside directors election, such award would consist entirely of RSUs or entirely of stock options.  The quantity of options would be calculated by dividing $100,000 by the Black-Scholes value on the date of grant. The quantity of RSUs issued would be calculated by dividing $100,000 by the grant date fair value.  Further, on the date of election of a new outside director, such new director would receive such grant as continuing outside directors receive on the first trading day of July; provided, however, that such grant is prorated for the portion of the year that such new outside director will serve until the next first trading day of July.  The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.

On July 28, 2009, the 2007 Plan was amended generally to prohibit outstanding options or stock appreciation rights from being cancelled in exchange for cash without stockholder approval.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of June 30, 2012, 2,412,036 shares had been purchased and 587,964 shares were reserved for future issuance under the Purchase Plan.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Determining Fair Value of Stock Options

The Company uses the Black-Scholes valuation model for valuing stock option grants using the following assumptions and estimates:

Expected Volatility. The Company calculates expected volatility based on the historical price volatility of the Company's stock.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2012 and June 30, 2011 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of revenues	$256	$216	$501	$455
Research and development	1,566	980	2,687	1,791
Sales and marketing	746	543	1,493	1,210
General and administrative	1,074	705	1,992	1,492
Total stock-based compensation expense	$3,642	$2,444	$6,673	$4,948

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of June 30, 2012.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2012
	Unrecognized Compensation Expense for Unvested Awards	Weighted Average Remaining Recognition Period
	(In thousands)	(In years)
Options	$5,406	2.09
Performance-based awards	$1,705	0.50
Restricted stock units	$18,964	2.95
Purchase plan	$100	0.50

Stock compensation expense in the three and six months ended June 30, 2012 was $3.6 million (comprising approximately $0.9 million related to stock options, $0.7 million related to performance shares, $1.7 million related to restricted stock units and $0.3 million related to the Purchase Plan) and $6.7 million (comprising approximately $1.9 million related to stock options, $1.1 million related to performance shares, $3.1 million related to restricted stock units and $0.6 million related to the Purchase Plan ), respectively.

Stock compensation expense in the three and six months ended June 30, 2011 was $2.4 million (comprising approximately $0.9 million related to stock options, $0.3 million related to performance shares, $0.9 million related to restricted stock units, $0.2 million related to the Purchase Plan and $0.1 million in compensation expense amortized from beginning inventory) and $4.9 million (comprising approximately $2.1 million related to stock options, $0.7 million related to performance shares, $1.4 million related to restricted stock units, $0.6 million related to the Purchase Plan and $0.1 million in compensation expense amortized from beginning inventory), respectively.

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Risk-free interest rates	1.01%	2.20%	1.01%	2.20%
Expected volatility rates	45%	44%	45%	44%
Expected dividend yield	0.51%	0.54%	0.51%	0.54%
Expected term of stock options (in years)	6.4	6.0	6.4	6.0
Weighted-average grant date fair value of options granted	$18.31	$15.71	$18.31	$15.71

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	*Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Risk-free interest rates	—%	—%	0.09%	0.17%
Expected volatility rates	—%	—%	48%	37%
Expected dividend yield	—%	—%	0.54%	0.51%
Expected term of purchase right (in years)	—	—	0.50	0.50
Weighted-average estimated fair value of purchase rights	$—	$—	$10.42	$9.40
_______________________
*There were no employee stock purchase rights granted in the three months ended June 30, 2012 and 2011.

A summary of stock option activity under the Plans, excluding performance-based shares and restricted stock units, as

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of June 30, 2012, and changes during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	3,557	$24.01
Granted	129	42.88
Exercised	(584)	20.49
Forfeited or expired	(3)	21.09
Outstanding at June 30, 2012	3,099	$25.46	4.59	$37,602
Exercisable at June 30, 2012	2,576	$23.82	3.83	$34,766
Vested and expected to vest at June 30, 2012	3,073	$25.34	4.55	$37,575

The total intrinsic value of options exercised during the three and six months ended June 30, 2012 was $7.6 million and $11.5 million, respectively, and the intrinsic value of options exercised during the three and six months ended June 30, 2011 was $5.4 million and $11.6 million, respectively.

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

During the six months ended June 30, 2012, the Company issued approximately 102,000 performance-based awards to employees and executives. As the net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets. The cost of performance-based awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

A summary of performance-based awards outstanding as of June 30, 2012, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	—	$—
Granted	102	37.60
Vested	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2012	102	$37.60	0.5	$3,797
Outstanding and expected to vest at June 30, 2012	79		0.5	$2,986

The weighted-average grant-date fair value per share of performance-based awards granted in the three and six months ended June 30, 2012 was approximately $42.68 and $37.60, respectively. The weighted-average grant-date fair value per share of performance-based awards granted in the six months ended June 30, 2011 was approximately $36.90. There were no

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance-based awards granted in the second quarter of 2011. The grant date fair value of awards released, which were fully vested, in the six months ended June 30, 2011 was approximately $3.0 million. There were no performance-based awards released in the three months ended June 30, 2011, or in the three or six months ended June 30, 2012, as the performance-based awards granted in 2011 and expected to vest in 2012 were canceled without vesting.

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
A summary of RSUs outstanding as of June 30, 2012, and changes during the six months then ended, is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	458	$36.08
Granted	261	41.88
Vested	(106)	36.41
Forfeited or expired	(9)	36.72
Outstanding at June 30, 2012	604	$38.52	1.86	$22,541
Outstanding and expected to vest at June 30, 2012	553		1.84	$20,630

The weighted-average grant-date fair value per share of RSUs awarded in the three and six months ended June 30, 2012 was approximately $41.97 and $41.88, respectively, and was approximately $36.24 and $36.33, in the three and six months ended June 30, 2011, respectively.

The grant date fair value of RSUs vested in the three and six months ended June 30, 2012 was approximately $3.7 million and $3.8 million, respectively, and was approximately $1.9 million and $2.0 million, in the three and six months ended June 30, 2011, respectively.

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
The Company's cash and investment instruments are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair-value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair-value hierarchy) include investment-grade corporate bonds and government, state, municipal and provincial obligations. Such types of investments are valued by using a multi-dimensional relational model, the inputs are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads,

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. In the first quarter of 2012, the Company changed its investment policy to allow the sale of long-term and short-term marketable securities prior to their stated maturity date. The Company principally holds securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, the funding of acquisitions and other strategic investments. As a result of this change in policy the Company classified its investment portfolio as available-for-sale as opposed to held-to-maturity as of March 31, 2012. The Company's investments classified as Level 1 and Level 2 are available-for-sale investments, and were recorded at fair market value.
The fair value hierarchy of the Company's marketable securities at June 30, 2012 and December 31, 2011, was as follows (in thousands):

	Fair Value Measurement at
	June 30, 2012
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$8,908	$8,908	$—
Certificates of deposit	10,000	—	10,000
Corporate securities	50,068	—	50,068
Total	$68,976	$8,908	$60,068

	Fair Value Measurement at
	December 31, 2011
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$9,849	$—	$9,849
Money market funds	30,190	30,190	—
Certificates of deposit	10,000	—	10,000
Corporate securities	62,940	—	62,940
Total	$112,979	$30,190	$82,789

The Company did not transfer any investments between Level 1, Level 2 or Level 3 of the fair-value hierarchy in the six months ended June 30, 2012 and the twelve months ended December 31, 2011.

On October 22, 2010, the Company entered into an agreement with SemiSouth Laboratories, as amended, pursuant to which the Company may be obligated to acquire SemiSouth if SemiSouth meets certain financial performance conditions on or before December 31, 2013. At June 30, 2012, the Company determined the fair value of this potential obligation to be zero. The Company developed its own assumptions using Level 2 inputs in its fair-market valuation using a market approach valuation technique to determine the fair value of this obligation. The Company updates the estimated fair value of this potential obligation quarterly. Any changes are recorded in its unaudited condensed consolidated statements of income. In March 2012, in consideration for the loan agreement discussed below, the Company entered into an amended agreement with SemiSouth which established a maximum purchase price related to both the Company's option to acquire SemiSouth ("Purchase Option") and its potential obligation to acquire SemiSouth (as discussed above). The Company used Level 3 inputs in its fair-market valuation utilizing the income-approach valuation technique. The Company prepared a discounted cash flow analysis using the following unobservable inputs: weighted average cost of capital, long-term revenue growth, control premium, and discount for lack of marketability. The Company then used the Black-Scholes option pricing model to determine the fair value of the Company's purchase option to be approximately $6.2 million. The Company's valuation technique derived inputs principally from comparable company market data (i.e., correlation values). The Company considers this to be a Level 3 investment as there was no specific market data for this instrument or similar instruments. The Company has not elected the fair value option for this purchase option, under ASC 825. See Note 15, Investment in Third Party, below for further details on the valuation method used.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2012 the Company loaned SemiSouth $18.0 million, and in exchange the Company was issued a promissory note and received the modification discussed above to establish a maximum price under the Purchase Option. The note has been classified as Level 3 in the fair-value hierarchy, as there was no market data for this instrument. The estimated fair value of the note was approximately $12.7 million at June 30, 2012, consisting of the promissory note of $18.0 million, net of the of the unamortized interest discount related to the $6.2 million purchase option (of which $0.9 million was amortized as of June 30, 2012) (see Note 15, Investment in Third Party, below for further details on the SemiSouth loan). The fair value was estimated by calculating the present value of cash flows using a market discount rate for similar investments. The Company intends to hold the note to maturity, which occurs in March 2014. The following table presents the changes in Level 3 investments for the six months ended June 30, 2012 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Note Receivable
Beginning balance at January 1, 2012	$—
Purchases and issuances	12,678
Change in fair value	—
Settlements	—
Ending balance at June 30, 2012	$12,678

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

	June 30, 2012	December 31, 2011
Raw materials	$8,914	$12,389
Work-in-process	13,790	7,841
Finished goods	25,851	31,780
Total	$48,555	$52,010

6. GOODWILL AND INTANGIBLE ASSETS:

Changes in the carrying amount of goodwill during the six months ended June 30, 2012 are as follows (in thousands):

Six Months Ended
June 30, 2012
Balance at January 1, 2012	$14,786
Goodwill acquired during the period	62,568
Goodwill adjustments	—
Ending balance at June 30, 2012	$77,354

The $62.6 million of goodwill acquired in 2012 resulted from the purchase of Concept (see Note 14, Acquisition, for further details).

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, in-process research and development and patent rights, and are reported net of accumulated amortization. In May 2012, the Company acquired Concept, resulting in the addition of the following intangible assets; developed technology of $23.8 million, which will be amortized over a period of approximately 4 to 12 years; customer relationships of $16.7 million, which will be amortized over a period of 10-years; and tradename (Concept) of $3.6 million, which will be amortized over a period of 2

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years. The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the acquired license or patent rights, which range from 5 to 12 years, with the exception of $4.7 million of in-process research and development which will be amortized once the development is completed and products are available for sale. The Company does not expect the amortization for its in-process research and development to begin in 2012. Amortization for acquired intangible assets was approximately $1.3 million and $1.5 million in the three and six months ended June 30, 2012 and $0.3 million and $0.5 million in the three and six months ended June 30, 2011, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	June 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(1,875)	1,125	3,000	(1,725)	1,275
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	26,670	(1,373)	25,297	2,920	(829)	2,091
Customer relationships	17,610	(600)	17,010	910	(114)	796
Tradename	3,600	(300)	3,300	—	—	—
Other intangibles	37	(37)	—	37	(37)	—
Total intangible assets	$57,556	$(6,134)	$51,422	$13,506	$(4,654)	$8,852

The estimated future amortization expense related to intangible assets at June 30, 2012 is as follows:

Fiscal Year		Estimated Amortization (in thousands)
2012	(remaining 6 months)	$3,683
2013		7,405
2014		6,072
2015		5,009
2016		4,394
Thereafter		20,169
Total (1)		$46,732
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized upon completion of development over the estimated useful life of the technology.

7. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Segment Reporting

The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of integrated circuits and related components for use primarily in the high voltage power-conversion market. The Company's chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
Customer Concentration
Ten customers accounted for approximately 64% and 65% of net revenues for the three and six months ended June 30, 2012 and 66% in both the three and six months ended June 30, 2011. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2012	2011	2012	2011
A	21%	19%	21%	19%
B	12%	14%	12%	13%

Customers A and B are distributors of the Company's products. No other customers accounted for 10% or more of the Company's net revenues in those periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables, the Company's note from SemiSouth and the Company's lease line of credit to SemiSouth. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to the Company's agreements with SemiSouth, the Company monitors SemiSouth's credit quality on an ongoing basis. If the credit worthiness of SemiSouth diminishes, the Company will establish a specific reserve against the lease line receivable and / or note receivable. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2012 and December 31, 2011, 75% and 79%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	June 30, 2012	December 31, 2011
A	29%	36%
B	19%	10%
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

International Sales

The Company markets its products through its sales personnel and a worldwide network of distributors. As a percentage of total net revenues, international sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, comprise the following:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Hong Kong/China	44%	38%	44%	36%
Taiwan	17%	23%	17%	23%
Korea	12%	15%	13%	16%
Western Europe (excluding Germany)	10%	9%	10%	10%
Japan	6%	6%	6%	6%
Singapore	2%	2%	2%	2%
Germany	1%	1%	1%	1%
Other	2%	1%	2%	1%
Total foreign revenue	94%	95%	95%	95%

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States.

Product Sales

Revenue mix by end market for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2012	2011	2012	2011
Consumer	36%	36%	38%	36%
Communications	24%	28%	25%	30%
Industrial	28%	23%	25%	22%
Computer	12%	13%	12%	12%

8. EARNINGS PER SHARE:

 Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units and performance based awards, and the assumed issuance of awards under the stock purchase plan, as computed using the treasury stock method.

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per share:
Net income (loss)	$(7,176)	$10,599	$285	$20,453
Weighted-average common shares	28,619	28,938	28,423	28,784
Basic earnings (loss) per share	$(0.25)	$0.37	$0.01	$0.71
Diluted earnings per share (1):
Net income (loss)	$(7,176)	$10,599	$285	$20,453
Weighted-average common shares	28,619	28,938	28,423	28,784
Effect of dilutive securities:
Employee stock plans	—	1,408	1,201	1,487
Diluted weighted-average common shares	28,619	30,346	29,624	30,271
Diluted earnings (loss) per share	$(0.25)	$0.35	$0.01	$0.68
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share when they become contingently issuable per ASC 260-10, Earnings per Share and excludes such shares when they are not contingently issuable. The Company has excluded all performance-based awards underlying the fiscal 2012 and 2011 awards as those shares were not contingently issuable as of the end of the periods reported.

In the three months ended June 30, 2012 all shares attributable to stock-based awards were excluded in the computation of diluted earnings per share, as the Company was in a net loss position. Approximately 306,586 shares in the six months ended June 30, 2012, and 262,533 shares and 234,700 shares for the three and six months ended June 30, 2011, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive.

9. PROVISION FOR INCOME TAXES:

In the quarter ended June 30, 2012, the Company reached an understanding regarding the terms for settling with the U.S. Internal Revenue Service ("IRS") and closed out all positions as part of the examination of the Company's income tax returns for the years 2003 through 2006. On August 2, 2012, the IRS signed a formal closing agreement with the Company that is consistent with the intentions of the parties pursuant to their earlier understanding. As a result, the Company remeasured its tax positions based on the facts, circumstances, and information available at the reporting date.

During the third quarter of 2012 the Company will make a one-time payment of taxes and interest totaling $42.6 million. The provision for income tax in the second quarter of 2012 included a one-time charge of $44.8 million, comprising $35.0 million in federal income taxes, net interest of $5.7 million, and state income taxes (including interest) of approximately $4.1 million. The impact of the charge was partially offset by the reversal of $26.9 million of related unrecognized tax benefits that had been recorded as non-current liabilities in the Company's consolidated balance sheets, and by a $2.2 million reduction of the valuation allowance on the Company's California deferred tax assets, resulting in a net charge of $15.7 million. Reflecting the net impact of the charge, the Company's effective tax rates for the three- and six-month periods ended June 30, 2012 were 174.7% and 98.5% respectively, compared with 22.3% and 20.6% for the corresponding periods in 2011. (The effective tax rates for the periods ended June 30, 2011 were lower than the federal statutory rate of 35% due primarily to the geographic distribution of the Company's world-wide earnings and the beneficial impact of the research and experimentation tax credit.) Further, the agreement confirms that the royalty arrangement between the Company and its foreign subsidiary will end on October 31, 2012, resulting in a substantially lower effective tax rate for the Company in future periods.
The amount of liabilities for unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income-tax rate in any future period are $10.1 million and $34.9 million at June 30, 2012 and January 1, 2012, respectively. The primary component of the net change is the $26.8 million realization of unrecognized tax benefits due to the agreement described above. The Company's continuing practice is to recognize interest and/or penalties related to income-tax matters in income-tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties at

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012 and January 1, 2012 of $0.5 million and $4.4 million, respectively, which were recorded in long-term income taxes payable in the accompanying Condensed Consolidated Balance Sheets. Changes in the Company's unrecognized tax benefits over the next twelve months cannot be reasonably estimated at this time.
The Company has concluded all U.S. federal income tax matters for the years through 2006, and the royalty issue for all tax years after 2003.  The fiscal years 2007 through 2009 are also under audit by the IRS.
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

As of June 30, 2012, the Company continues to maintain a valuation allowance on a portion of its California deferred tax assets as the Company does not believe that it is more likely than not that the deferred tax assets will be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly-owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On February 10, 2011, the Court issued an order maintaining the stay with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case pending the appeal in that case. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011 the

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Court moved the trial date to permit the parties to address another patent the Company has accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company's patents, that Fairchild has induced others to infringe the Company's patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company's products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. The Company is challenging the validity and enforceability of that patent in post-trial proceedings, issues to be decided by the judge overseeing the case. Nevertheless, the Company estimates that even if the verdict on Fairchild's patent were ultimately upheld, the sales potentially impacted would amount to only about 0.1% of the Company's revenues. The Company will also seek an injunction preventing further infringement of its own patents and is seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.

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

In February 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People's Republic of China. The suits assert four Chinese patents and seek an injunction and damages of approximately $19.0 million. Power Integrations Netherlands filed invalidation proceedings for all four asserted SG patents in the People's Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010. Early this January, the Company received rulings from the PRB invalidating the majority of the claims Fairchild asserted in litigation. The Suzhou Court conducted evidentiary hearings in May and July of 2012, but the court has not set a schedule for further proceedings at this time. The Company believes the Fairchild and SG claims discussed above are without merit and intends to contest them vigorously.

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

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the District of Delaware. In its complaint, Fairchild alleges that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company has answered Fairchild's complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company has also asserted counterclaims against Fairchild for infringement of five of the Company's patents. Fairchild has filed a motion to dismiss the Company's counterclaims, which the Company opposes. No case schedule has been set at this time.

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

In the quarter ended March 31, 2011, the IRS issued the Company a notice of proposed adjustment proposing material adjustments to the Company's taxable income for the years 2003 through 2006 related to the Company's intercompany research and development cost-sharing arrangement and related issues and in December 2011, the Company received an addendum to the notice of proposed adjustments from the IRS related to the Company's intercompany research and development cost sharing arrangement. In the quarter ended June 30, 2012, the Company reached an understanding regarding the items for settling with the IRS and closed out all positions as part of the examination of the Company's income tax returns for the years 2003 through 2006. On August 2, 2012, the IRS signed a formal closing agreement with the Company that is consistent with the intentions of the parties pursuant to their earlier understanding. As a result, the Company remeasured its tax positions based on the facts, circumstances, and information available at the reporting date. The resolution of the 2003-2006 audit resulted in a tax assessment to the Company of $35.5 million and interest of $8.7 million. Additionally, as a result of the agreement, the Company will incur state income taxes and interest of approximately $0.3 million. Even though the Company believes the IRS's position with respect to the adjustments is inconsistent with applicable tax law, and that the Company has a meritorious defense to its position, the Company elected to accept a negotiated agreement that it believes to be in the best interests of the Company's stockholders. The agreement addresses the royalty issue relating to the Company's international tax structure for all tax years after 2003 (including the years 2007 - 2009, which are currently being audited by the IRS). Further, the agreement confirms that the royalty arrangement between the Company and its foreign subsidiary will end on October 31, 2012, resulting in a substantially lower effective tax rate for the Company in future periods. Also, the agreement will allow the Company to repatriate up to $101.9 million from its foreign-based subsidiary in future periods without incurring U.S. income taxes.

13. RECENT ACCOUNTING PRONOUNCEMENTS:

On January 1, 2012, the Company adopted the following accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to the FASB Accounting Standard Codification (ASC) relating to fair value measurements, Accounting Standards Update (ASU) 2011-04, Fair Value Measurement, ASC Topic 820. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The Company adopted these amendments in the first quarter of fiscal 2012.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

14. ACQUISITION:

On May 1, 2012, the Company, through its subsidiaries Power Integrations Netherlands B.V., a Dutch company, and Power Integrations Limited, a Cayman Islands company, completed the acquisition of CT Concept Technologie AG ("Concept" or "Concept Group"), a Swiss company, by acquiring all of the outstanding shares of its Swiss parent companies Concept Beteiligungen AG and CT-Concept Holding AG (the “Acquisition”), pursuant to the Share Purchase Agreement ("Purchase Agreement") described in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 5, 2012.

The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 - Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, and was derived from expected benefits from technology, cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill is not expected to be deductible for tax purposes. The purchase price allocation is preliminary since the valuation of the net tangible and identifiable intangible assets is still being finalized. Of the total purchase price of $130.7 million (including cash assumed), $128.3 million was used to fund the acquisition in the second quarter of 2012. Pursuant to the purchase agreement, the purchase price is subject to a net asset value adjustment which is estimated to be approximately $2.4 million. The net asset value adjustment will be paid within approximately six months after May 1, 2012.

The acquisition furthers the Company's strategic aim to offer highly integrated high-voltage power-conversion products across the widest possible range of power levels and applications. While Power Integrations has historically focused on power supplies up to 500 watts of output, Concept products address higher-power applications, such as industrial motors and renewable energy systems. As such, the combination is complementary to Power Integrations' existing business. Furthermore, Concept also has an expanding addressable market and a growing, profitable revenue stream that are consistent with Power Integrations' financial goals/targets.

The following table summarizes the purchase price and estimated fair values of the assets acquired and the liabilities assumed as of May 1, 2012, the completion of the acquisition of Concept ("Closing Date").

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Total Amount
Assets Acquired		(in thousands)
	Cash	$14,933
	Accounts receivable	3,220
	Inventories	10,631
	Prepaid expenses and other current assets	2,777
	Property and equipment, net	3,363
	Intangible assets:
	Developed technology	23,750
	Tradename	3,600
	Customer relationships	16,700
	Goodwill	62,567
	Total assets acquired	141,541
Liabilities assumed
	Current liabilities	4,587
	Deferred tax liabilities	5,667
	Other liabilities	634
	Total liabilities assumed	10,888
	Total purchase price	$130,653

The fair value of intangible assets of $44.1 million has been allocated to the following three asset categories: 1) developed technology, 2) tradename and 3) customer relationships. The first two will be amortized on a straight line basis over the estimated useful life of the assets. The third intangible asset, customer relationships, will be amortized on an accelerated basis over the estimated life of the asset. The following table represents details of the purchased intangible assets as part of the acquisition:

	Fair Value Amount	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$23,750	4 - 12
Tradename	3,600	2
Customer relationships	16,700	10
Total Concept intangibles	$44,050

The fair value of the identifiable intangible assets: developed technology, trademark and customer relationships were determined based on the following approach.

Developed Technology: The value assigned to the acquired developed technology was determined using the income approach. The royalty savings were estimated by applying an estimated royalty rate to the projected revenues for Concept for each developed technology. The selected royalty rate for the developed technology was based on the Company's analysis of comparable technology, royalty rate indications, and licensing agreements for comparable technologies. The royalty savings were then adjusted for taxes and discounted to present value. The fair value of developed technology was capitalized as of the acquisition date and will be amortized using a straight-line method to cost of revenues over the estimated remaining life of 4 - 12 years.

Tradename: The value assigned to Concept's tradename was determined using the income approach. The present value of the expected after-tax royalty savings was added to the sum of the expected amortization tax benefit. The royalty rate was selected based on an analysis of comparable tradename agreements. In addition, the rate was adjusted based on an analysis of

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concept's projected performance and the importance of the tradename to the industry. The selected royalty rate was then applied to the projected revenues for the tradename. The fair value of the tradename was capitalized as of the acquisition date and will be amortized using a straight-line method to sales and marketing expenses over the estimated period of use of 2 years.

Customer Relationships: An intangible customer relationship asset was recognized to the extent that the Company was expected to benefit from future revenues reasonably anticipated given the history and operating practices of Concept. The value assigned to customer relationships was determined using the income approach. Forecasted cash flows derived from the acquired customer relationships, net of returns on contributory assets, were discounted to present value. Expectations related to future customer retention were based on historical data and a long-term forecast that was constructed based on the Company's financial projections and expectations. The associated income taxes were based on an assumed tax rate of a hypothetical buyer. The net income was then charged for the required returns of debt-free working capital, net fixed and other assets, developed technology and tradename to derive the residual cash flows related to the customer relationships acquired. The residual cash flows were then discounted to present value. The fair value of customer relationships was capitalized as of the acquisition date and will be amortized on an accelerated basis to sales and marketing expenses over the estimated remaining life of 10 years.

Pro Forma Information

From May 1, 2012 to June 30, 2012 Concept revenues of $4.6 million were included in the Company's condensed consolidated statements of operations, and is included in the pro forma information below to provide supplemental comparable information.  The loss of Concept for the same period of approximately $1.0 million was  included in the Company's condensed consolidated statements operations, which includes intangible amortization and amortization of inventory markup.  The loss from Concept is estimated because the Company is in the process of integrating Concept's operations and the Company does not maintain product line statements of operations.

For the purpose of the summary unaudited pro forma combined supplemental information, the acquisition was assumed to have occurred as of January 1, 2011.  The pro forma combined supplemental information reflects the currency translation from Swiss francs to US dollars for the Concept historical financial statements.  The pro forma information for January 1, 2011 to April 30, 2012, has been calculated after applying the Company's accounting policies and adjusting the results of Concept to reflect the additional amortization of intangible assets, and additional cost of revenues related to the inventory markup that would have been charged assuming the fair value adjustments had been incurred as of January 1, 2011. The unaudited pro forma combined financial information is for informational purposes only and does not purport to represent what the Company's actual results would have been if the acquisition had been completed as of the date indicated above, or that may be achieved in the future. The unaudited pro forma combined supplemental information does not include the effects of any cost savings from operating efficiencies or synergies that may result from the acquisition (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$79,004	$88,253	$157,268	$173,954
Net income (loss)	$(6,895)	$9,616	$563	$18,373
Earnings (loss) per share - diluted	$(0.24)	$0.32	$0.02	$0.61

15. INVESTMENT IN THIRD PARTY:

On October 22, 2010, the Company made a $7.0 million investment in preferred stock of a privately held company, SemiSouth Laboratories (“SemiSouth”). Also in October 2010, the Company paid $10.0 million as a prepaid royalty in exchange for the right to use SemiSouth's technology. The Company will amortize the royalty to cost of revenues based on the Company's sales of products incorporating the licensed technology. The Company classified its investment in SemiSouth, with a carrying value of $7.0 million and prepaid royalty of $10.0 million within Other Assets in the Company's condensed consolidated balance sheet as of June 30, 2012. The Company does not expect to amortize the prepaid royalty in 2012.

In February 2011, the Company entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the terms of the agreement, SemiSouth can borrow up to $8.6 million through January 2013, of which a total of $8.5 million had been funded as of June 30, 2012. Refer to Note 16, Lease Line to Third Party, for details.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company included the lease line receivable and deposits on equipment in Other Assets and Prepaid Expenses and Other Current Assets in its consolidated balance sheet at June 30, 2012.
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

The Put Option can only be exercised by SemiSouth once certain revenue and profit metrics have been reached.  At that time, SemiSouth could obligate the Company to acquire SemiSouth at a multiple of SemiSouth's NOPAT. The multiple is intended to result in an acquisition price equal to the estimated fair value of SemiSouth limited to a maximum of $80.0 million pursuant to the March 2012 amendment. In order to reach the revenue and profit metrics required to exercise the Put Option, SemiSouth would need to increase its quarterly revenue to approximately 17 times the level of revenues achieved in the second quarter of 2012.

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

In March 2012, the Company loaned SemiSouth $18.0 million, and in exchange the Company was issued a promissory note. In consideration for the loan the Company obtained an amendment to its 2010 agreement with SemiSouth to establish a maximum purchase price related to both the Company's option to acquire SemiSouth ("Purchase Option") and its potential obligation to acquire SemiSouth (as discussed above). The Company used Level 3 inputs in its fair-market valuation utilizing the income-approach valuation technique. The Company prepared a discounted cash flow analysis using the following unobservable inputs: weighted average cost of capital, long-term revenue growth, control premium, and discount for lack of marketability. The Company then used a Black-Scholes option pricing model to determine the fair value of the Company's purchase option to be approximately $6.2 million. The Company's valuation technique derived inputs principally from market data (i.e., correlation values). The Company accounted for the $18.0 million promissory note in the Other Assets caption in its condensed consolidated balance sheet, net of the $6.2 million interest discount related to the Purchase Option, of which $0.9 million was amortized as of June 30, 2012. The interest discount will be amortized to interest income over the life of the promissory note. The amortization of the interest income and the stated interest rate on the promissory note reflect the

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximate fair value of the effective interest rate. The Company also recorded the corresponding $6.2 million value of the Purchase Option in Other Assets in its condensed consolidated balance sheet. The following table reflects the Company's interest income related to its SemiSouth agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income on note from SemiSouth	$90	$—	$114	$—
Non-cash interest income on note from SemiSouth	623	—	780	—
Interest income from SemiSouth lease line	83	21	164	60
Total interest income from SemiSouth	$796	$21	$1,058	$60
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

The Company's maximum exposure to loss as a result of its interest in SemiSouth is limited to the aggregate of the carrying value of its equity investment, up to $8.6 million for the lease line agreement and $18.0 million for the loan to SemiSouth. There were no additional future funding commitments to SemiSouth as of June 30, 2012.

16. LEASE LINE TO THIRD PARTY:
In February 2011, the Company entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the term of the agreement, SemiSouth can borrow up to $8.6 million through January 2013. As of June 30, 2012, a total of $8.5 million had been funded, consisting of: $8.2 million funded, less payments withheld under this lease arrangement to finance capital equipment commencing in February 2011; and $0.3 million paid as deposits on equipment which the Company will lease to SemiSouth upon delivery of such equipment. The Company included the lease line receivable and deposits on equipment in Other Assets and Prepaid Expenses and Other Current Assets in its condensed consolidated balance sheet at June 30, 2012. The total lease payments related to the $8.2 million funded, including interest, will be received over a four-to-eight year term and are reflected in the table below (in millions):

Fiscal Year	Total Minimum Lease Payments
2012 (remaining 6 months)	$0.9
2013	1.2
2014	1.2
2015	1.2
2016	1.2
Thereafter	3.0
Total	$8.7

The Company assessed the credit worthiness of SemiSouth at the inception of the lease line, and is monitoring their credit quality on an ongoing basis. If the credit worthiness of SemiSouth diminishes the Company will establish a specific reserve against the lease line receivable at that time.

17. BANK LINE OF CREDIT:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2011, the Company entered into an unsecured credit agreement with a bank (the “Credit Agreement”). Pursuant to the Credit Agreement, the Company could request, from time to time until February 2013, advances in an amount not to exceed an aggregate principal amount of $50.0 million. On April 2, 2012, the amount available under this credit agreement was increased to $65.0 million, the proceeds of which could be used for working capital requirements and other general corporate purposes.
On July 5, 2012, the Company terminated the Credit Agreement and entered into a new Credit Agreement (the "New Credit Agreement") with two banks. The New Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20 million sublimit for the issuance of standby and trade letters of credit. The Company's ability to borrow under the revolving line of credit is conditioned upon the Company's compliance with specified covenants, including reporting and financial covenants, primarily a modified current ratio and a debt to earnings ratio, with which the Company is currently in compliance. The New Credit Agreement terminates on July 5, 2015; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default.

In connection with entering into the New Credit Agreement, as of July 5, 2012, the Company's existing $15.0 million letter of credit under the Credit Agreement with a bank, was deemed to have been issued pursuant to and subject to the terms and conditions of the New Credit Agreement. As of July 5, 2012, no amounts were outstanding under the terminated facility. Refer to Note 15, Investment in Third Party, for details on the Company's outstanding letter of credit.

18. RETIREMENT PLANS:

In connection with the Company's acquisition of Concept in May 2012, the Company sponsors a defined benefit pension plan ("Pension Plan") in accordance with the legal requirements of Switzerland (refer to Note 14, Acquisition, for details on Concept). The plan assets, which provide benefits in the event of an employee's retirement, death or disability, are held in legally autonomous trustee-administered funds that are subject to Swiss law. Benefits are based on the employee's age, years of service and salary, and the plan is financed by contributions by both the employee and the Company.

The net periodic benefit cost of the Pension Plan was not material to the Company's financial statements during the three months ended June 30, 2012. The acquired projected benefit obligation of $5.1 million, net of plan assets of $4.5 million, was $0.6 million as of the Closing Date. The projected benefit obligation, net of plan assets, did not change from the closing date to June 30, 2012. The Company has recorded the unfunded amount as a liability in its Condensed Consolidated Balance Sheet at June 30, 2012, under the pension liability caption. The Company expects to make contributions to the Pension Plan of approximately $0.3 million during the current fiscal year.

In accordance with the Compensation-Retirement Benefits Topic of ASC 715-20, the Company will recognize the over-funded or under-funded status of its defined postretirement plan as an asset or liability in its statement of financial position. The company will measure the plan assets and benefit obligations as of the date of the fiscal year-end.

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

Overview
We design, develop, and market analog and mixed-signal integrated circuits (ICs) and other electronic components used in high-voltage power conversion. Our products are used primarily in AC-DC power-supplies, with applications including mobile-device chargers, computers, home-entertainment equipment, appliances, electronic utility meters and LED lights. Since our May 2012 acquisition of CT-Concept Technologie AG (Concept), we also offer drivers - typically circuit boards containing multiple ICs, electrical isolation components and other circuitry - used to operate arrays of high-voltage, high-power transistors known as IGBT modules. These drivers and modules are used for power conversion in high-power applications such as industrial motors, solar and wind power systems, electric vehicles and high-voltage DC transmission systems.
We believe that our products enable power converters superior to those designed with competing technologies. We differentiate our products through innovation aimed at helping our customers meet the desired performance specifications for their power converters, including increasingly stringent energy-efficiency requirements, while minimizing complexity, component count, time-to-market and overall system cost. We invest significant resources in research and development in an effort to achieve this differentiation.
While the size of our addressable market fluctuates with changes in macroeconomic conditions, the market has generally exhibited a modest growth rate over time as growth in unit volumes has largely been offset by reductions in the average selling price of components in this market. Therefore, the growth of our business depends primarily on our penetration of the addressable market, and our success in expanding the addressable market by introducing new products that address a wider range of applications. Our growth strategy includes the following elements:

•
Increase the penetration of our ICs in the “low-power” AC-DC power supply market. The vast majority of our revenues has historically come from AC-DC power-supply applications requiring 50 watts of output or less. We continue to introduce more advanced products that make our ICs more attractive in this market. We have also increased the size of our sales and field-engineering staff considerably in recent years, and we continue to expand our offerings of technical documentation and design-support tools and services in order to help customers use our ICs. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

•
Expand our addressable market to include a wider range of applications and power levels. In recent years we have introduced IC products that enable us to bring the benefits of integration to power supplies requiring more than 50 watts of output, resulting in a significant expansion of our addressable market. These applications include main power supplies for flat-panel TVs and desktop PCs, as well as power supplies for LED streetlights, game consoles, and notebook computers, among others.

In May 2012 we acquired Concept. This transaction further expands our addressable market by enabling us to address applications up to a gigawatt of power, including industrial motors, renewable energy systems and electric vehicles and giving us a presence in the energy generation and distribution markets in addition to the energy consumption market.

•
Capitalize on the growing demand for more energy-efficient electronic products and lighting technologies, cleaner modes of transportation and renewable sources of energy. Because our products incorporate a variety of energy-efficiency technologies, we believe our ability to penetrate the target markets described above is enhanced by the desire on the part of policymakers and consumers to reduce energy consumption while also promoting cleaner energy sources. We believe that energy-efficiency is becoming an increasingly important design criterion for power supplies due largely to the emergence of standards and specifications that encourage, and in some cases mandate, the design of more energy-efficient electronic products. While power supplies built with competing technologies are often unable to meet these standards cost-effectively, power supplies incorporating our ICs are generally able to comply with all known efficiency specifications currently in effect.

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as light-emitting diodes, or LEDs. We believe this presents a significant opportunity for us because our ICs are used in power-supply, or driver, circuitry for high-voltage LED lighting applications.

The adoption of electric vehicles and renewable energy sources is another trend on which we intend to capitalize; we believe that low-cost, reliable, energy-efficient power-conversion electronics are essential to the success of these technologies, and we believe that the Concept transaction gives us the ability to offer solutions that compare favorably with competing alternatives in terms of cost, efficiency and reliability.

Recent Results

Our net revenues were $76.4 million and $148.2 million in the three and six months ended June 30, 2012, respectively, compared to $80.2 million and $156.9 million in the same periods of 2011. The decline was driven primarily by lower sales of our products into the communications, computer and consumer end markets, reflecting demand trends generally observed across the broader semiconductor industry, partially offset by an increase in the industrial end market due primarily to our acquisition of Concept. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 64% and 65% of our net revenues in the three and six months ended June 30, 2012, respectively, compared to 66% of our net revenues in both the three and six months ended June 30, 2011. Our top two customers, both distributors of our products, collectively accounted for approximately 33% of our net revenues in the both the three and six months ended June 30, 2012. In the same periods of the previous year, our top two customers, both distributors of our products, collectively accounted for approximately 33% and 32% of our net revenues, respectively. International sales accounted for 94% and 95% of our net revenues in the three and six months ended June 30, 2012, respectively, and 95% of our net revenues in both the three and six months ended June 30, 2011.

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

Our gross profit was $37.8 million, or 49.4% of net revenues, and $72.3 million, or 48.8% of net revenues, in the three and six months ended June 30, 2012, respectively, compared to $37.6 million, or 47% of net revenues, and $74.0 million, or
47% of net revenues, in the three and six months ended June 30, 2011, respectively. The increase in gross margin for these periods was due primarily to lower manufacturing costs, including more favorable wafer pricing from our foundries, our migration to next-generation, lower-cost process technology for certain of our products, and the completion of our conversion from five- to six-inch wafers. In the second quarter of 2012, the gross margin also increased due to a more favorable end market mix. These factors were partially offset by higher period costs in the second quarter of 2012 resulting from the amortization of intangibles and inventory write-up related to our acquisition of Concept (refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details).

Total operating expenses in the three and six months ended June 30, 2012 were $28.3 million and $54.2 million, respectively, and $24.4 million and $49.2 million in the same periods in 2011, respectively. The increase in both periods compared with the same periods in the prior year, was driven primarily by our acquisition of Concept in May 2012. The increase was primarily related to increased payroll and related expenses (including stock-based compensation expenses), due to increased headcount, and increased amortization of intangible assets, including the Concept tradename and customer relationships (refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details).

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 73% of our net product sales were made to distributors in the six months ended June 30, 2012, and 71% in the twelve months ended December 31, 2011. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of June 30, 2012 and December 31, 2011 was approximately $21.7 million and $16.7 million, respectively. The total deferred cost as of June 30, 2012 and December 31, 2011 was approximately $10.4 million and $8.8 million, respectively.

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

Sales to certain of our distributors are made under terms that do not include rights of return or price concessions after the product is shipped to the distributor. Accordingly, product revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

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

We account for income taxes under the provisions of ASC 740. Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will more likely than not be realized based on available evidence and management's judgment. We limit the deferred tax assets recognized related to certain officers' compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

As of June 30, 2012, we continue to maintain a valuation allowance on a portion of our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in some non-U.S. jurisdictions.

In the quarter ended March 31, 2011, the IRS issued us a notice of proposed adjustments proposing material adjustments to our taxable income for fiscal years 2003 through 2006 related to our intercompany research and development cost-sharing arrangement and related issues. In December 2011, we received an addendum to the notice of proposed adjustments from the IRS related to our intercompany research-and-development cost-sharing arrangement. In the quarter ended June 30, 2012, we reached an understanding regarding the terms for settling with the IRS and closed out all positions as part of the examination of our income tax returns for the years 2003 through 2006. On August 2, 2012, the IRS signed a formal closing agreement with us that is consistent with the intentions of the parties pursuant to their earlier understanding. As a result, we remeasured our tax positions based on the facts, circumstances, and information available at the reporting date. In the course of the audit, the IRS examined and adjusted the valuation and payment arrangement for the non-exclusive license of specified intellectual property rights of Power Integrations, Inc. to a foreign subsidiary of the company. The consideration for the license was to be paid over time and was established based on our estimate of the ongoing royalties that would have been received in a similar arrangement with an unrelated third-party licensee. Pursuant to the closing agreement, we agreed to revise the valuation and accelerate royalty payments under the arrangement. The IRS also proposed adjustments to general and administrative expenses shared between Power Integrations, Inc. and its foreign subsidiary; we disagreed with the IRS on this matter but agreed to a resolution of the matter without respect to the technical merits.

Though we believe the IRS's position with respect to the adjustments is inconsistent with applicable tax law, and that we had a meritorious defense to our position, we elected to accept a negotiated agreement that we believe to be in the best interests of our stockholders. The agreement addresses the royalty issue for all tax years after 2003 (including the years 2007 - 2009, which are currently being audited by the IRS). Further, the agreement confirms that the royalty arrangement between us and our foreign subsidiary will end on October 31, 2012, resulting in a lower effective tax rate for us in future periods. Also, the agreement will allow us to repatriate up to $101.9 million from our foreign-based subsidiary in future periods without incurring U.S. income taxes.

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of this ASC, ASU No. 2011-08, Testing Goodwill for Impairment, beginning in the first quarter of 2012 we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We evaluated goodwill for impairment in the fourth quarter 2011, and concluded that no impairment existed as of December 31, 2011. Additionally, no impairment indicators have been identified during the six months ended June 30, 2012.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.6	53.1	51.2	52.8
Gross profit	49.4	46.9	48.8	47.2
Operating expenses:
Research and development	15.8	12.7	15.3	12.9
Sales and marketing	12.0	10.1	11.7	10.4
General and administrative	9.3	7.7	9.6	8.0
Total operating expenses	37.1	30.5	36.6	31.3
Income from operations	12.3	16.4	12.2	15.8
Other income, net	0.3	0.6	0.5	0.6
Income before provision for income taxes	12.6	17.0	12.7	16.4
Provision for income taxes	22.0	3.8	12.6	3.4
Net income (loss)	(9.4)%	13.2%	0.1%	13.0%

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2012 were $76.4 million and $148.2 million, respectively, compared with $80.2 million and $156.9 million for the same periods in 2011. The decrease in revenues for both the three- and six-month periods was driven primarily by lower sales of our products into the communications, computer and consumer end markets, reflecting demand trends generally observed across the broader semiconductor industry, partially offset by an increase in the industrial end market due primarily to our acquisition of Concept.

Our net revenue mix by end market for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2012	2011	2012	2011
Consumer	36%	36%	38%	36%
Communications	24%	28%	25%	30%
Industrial	28%	23%	25%	22%
Computer	12%	13%	12%	12%

International sales, consisting of sales outside of the Americas based on “ship to” customer locations, were $71.9 million and $140.6 million in the three and six months ended June 30, 2012, and $76.4 million and $149.9 million in the same periods of 2011, respectively. Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region represented 81% and 82% of our net revenues for the three and six months ended June 30, 2012, and 84% of our net revenues for both the three and six months ended June 30, 2011. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales through distributors accounted for 73% and 75% of net revenues in the three and six months ended June 30, 2012, respectively and 70% and 69% of net revenues in the three and six months ended June 30, 2011, respectively, with direct sales to OEMs and power supply manufactures accounting for the remainder.
The following customers accounted for 10% or more of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2012	2011	2012	2011
A	21%	19%	21%	19%
B	12%	14%	12%	13%

Customers A and B are distributors of our products. No other customers accounted for 10% or more of our net revenues in those periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$76.4	$80.2	$148.2	$156.9
Gross profit	$37.8	$37.6	$72.3	$74.0
Gross margin	49.4%	46.9%	48.8%	47.2%

The increase in gross margin for the three and six months ended June 30, 2012, compared with the same periods in the prior year, was due primarily to lower manufacturing costs, including more favorable wafer pricing from our foundries, our migration to a lower-cost, next-generation process technology for certain of our products, and the completion of our conversion from five- to six-inch wafers. In the second quarter of 2012, our gross margin also increased due to a more favorable end market mix. These factors were partially offset by higher period costs in the second quarter of 2012 resulting from the amortization of intangible assets and an inventory write-up related to our acquisition of Concept. Refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$76.4	$80.2	$148.2	$156.9
R&D expenses	$12.1	$10.2	$22.7	$20.2
R&D expenses as a % of net revenue	15.8%	12.7%	15.3%	12.9%

R&D expenses increased in the three and six months ended June 30, 2012, compared to the same periods in 2011, driven primarily by increased payroll and related expenses, resulting from increased headcount, and increased stock-based compensation expense due to annual RSU awards granted to employees in addition to RSUs granted to Concept employees. Product-development expenses also increased for the three and six month periods ended June 30, 2012, compared to the same periods in 2011, due to expenses related to foundry qualifications and ongoing new-product development.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses also include the amortization of acquisition-related intangible assets including tradenames and customer relationships. The table below compares sales and marketing expenses for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$76.4	$80.2	$148.2	$156.9
Sales and marketing expenses	$9.2	$8.1	$17.3	$16.4
Sales and marketing expenses as a % of net revenue	12.0%	10.1%	11.7%	10.4%

Sales and marketing expenses increased in the three and six months ended June 30, 2012, compared to the same periods of 2011, due primarily to the acquisition of Concept, which resulted in increased expenses related to amortization of acquired intangible assets and increased headcount, which increased payroll and related expenses, including stock-based compensation expense.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$76.4	$80.2	$148.2	$156.9
G&A expenses	$7.1	$6.1	$14.2	$12.6
G&A expenses as a % of net revenue	9.3%	7.7%	9.6%	8.0%

G&A expenses increased in the three and six months ended June 30, 2012 compared to the prior year, due primarily to the acquisition of Concept, which resulted in increased headcount as well as temporary increases in professional service expenses of $0.4 million and $0.9 million, respectively, associated with the transaction.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gain or loss. The table below compares other income, net for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$76.4	$80.2	$148.2	$156.9
Other income	$0.2	$0.5	$0.8	$0.9
Other income as a % of net revenue	0.3%	0.6%	0.5%	0.6%

Other income, net, decreased in the three and six months ended June 30, 2012, compared to the same periods in 2011. The decrease was related to lower interest earned on cash and short term investments, which in turn was due to our purchase of Concept, which reduced our cash balance. The decrease was also partially driven by $0.6 million of expense related to a forward currency contract which was entered into and exercised in the second quarter of 2012 and the unfavorable revaluation impact of the U.S. dollar versus the Swiss franc. These factors were partially offset by interest earned on our $18.0 million promissory note with SemiSouth (refer to Note 15, Investment in Third Party, in our Notes to Condensed Consolidated Financial Statements, for details).

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes.
The table below compares income tax expenses for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income before provision for income taxes	$9.6	$13.6	$18.9	$25.8
Provision for income taxes	$16.8	$3.0	$18.7	$5.3
Effective tax rate	174.7%	22.3%	98.5%	20.6%

Our effective tax rates for the three and six months ended June 30, 2012 were 174.7% and 98.5%, compared to 22.3% and 20.6% for the three months and six months ended June 30, 2011. In the three and six months ended June 30, 2012, the effective tax rate was higher than the expected statutory federal income tax rate of 35% primarily due to the audit agreement described in Note 9, Provision for Income Taxes, in our Notes to Condensed Consolidated Financial Statements. The agreement includes federal and state taxes plus interest charges totaling approximately $44.8 million, partially offset by the reversal of related unrecognized tax benefits and other items of $29.1 million, for a net charge of $15.7 million. Our effective tax rates for the periods ended June 30, 2011 were lower than the statutory rate due primarily to the geographic distribution of our earnings and the beneficial impact of the research and experimentation tax credit.

Liquidity and Capital Resources

As of June 30, 2012, we had $133.4 million in cash, cash equivalents and marketable securities, a decrease of approximately $79.4 million from $212.8 million as of December 31, 2011. As of June 30, 2012, and December 31, 2011, we had working capital, defined as current assets less current liabilities of $127.2 million and $217.5 million, respectively. The decrease in cash, cash equivalents and marketable securities and working capital resulted from the acquisition of Concept (refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details).

In February 2011,we entered into an unsecured credit agreement with a bank (the “Credit Agreement”). Pursuant to the Credit Agreement, we could request, from time to time until February 2013, advances in an amount not to exceed an aggregate principal amount of $50.0 million. On April 2, 2012 the amount available under this credit agreement was increased to $65.0 million, the proceeds of which could be used for working capital requirements and other general corporate purposes.
On July 5, 2012, we terminated the Credit Agreement and entered into a new Credit Agreement (the "New Credit Agreement") with two banks. The New Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a modified current ratio and a debt to earnings ratio, with which we are currently in compliance. The New Credit Agreement terminates on July 5, 2015; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default.

In connection with entering into the New Credit Agreement, as of July 5, 2012, our existing $15.0 million letter of credit under the Credit Agreement with a bank, was deemed to have been issued pursuant to and subject to the terms and conditions of the New Credit Agreement. As of July 5, 2012, no amounts were outstanding under the terminated facility. Refer to Note 15, Investment in Third Party, for details on our outstanding letter of credit.

Operating activities generated cash of $49.1 million in the six months ended June 30, 2012. Net income for this period was $0.3 million; we also incurred non-cash depreciation, amortization of intangible assets and stock-based compensation expenses of $7.6 million, $1.5 million and $6.7 million, respectively. Significant changes in operating assets and liabilities included (1) a $14.1 million decline in inventory due to reduced wafer purchases, (2) a $8.8 million increase in taxes payable primarily due to the IRS agreement and (3) a $4.8 million decrease in deferred tax assets related to our agreement with the IRS, in addition to a tax depreciation refund claim. These sources of cash were partially offset by a $5.3 million increase in accounts receivable due to higher shipments in June 2012, compared to December 2011.

Operating activities generated cash of $40.6 million in the six months ended June 30, 2011. Our net income for this period was $20.5 million; we also incurred non-cash depreciation, amortization of intangible assets and stock-based compensation expenses of $7.5 million, $0.5 million and $4.9 million, respectively. Significant changes in operating assets and liabilities included (1) a $7.9 million decline in inventory due to reduced wafer purchases, and (2) a $3.0 million reduction in prepaid legal fees and prepaid inventory amortization. These sources of cash were partially offset by (1) a $4.3 million decrease in accounts payable resulting from the timing of payments processed and lower production volumes, and (2) a $2.4 million increase in accounts receivable due to the timing of cash collections in the fourth quarter of 2010 versus the second quarter of 2011.

Our investing activities in the six months ended June 30, 2012 resulted in a $127.6 million net use of cash, consisting of: (1) $113.4 million related to the acquisition of Concept, (2) $18.0 million for the issuance of a note receivable from SemiSouth (refer to Note 15, Investment in Third Party, for further details) and (3) $8.8 million for purchases of property and equipment, primarily manufacturing equipment to support our growth, and building improvements in connection with our research and development facility in New Jersey. These uses of cash were partially offset by $12.5 million of proceeds from maturities of marketable securities.

Our investing activities in the six months ended June 30, 2011 resulted in a $33.5 million net use of cash, consisting of (1) $12.5 million for purchases of property and equipment, (2) $6.9 million paid in relation to the acquisition of QSpeed, (3) $7.8 million in connection with our lease line of credit to SemiSouth (refer to Note 16, Lease Line to Third Party, of our Notes to Condensed Consolidated Financial Statements), (4) the issuance of a $3.0 million note to SemiSouth and (5) $4.9 million, net, for purchases of held-to-maturity investments. These uses of cash were partially offset by $2.0 million in proceeds from the sale of capital equipment.

Our financing activities in the three months ended June 30, 2012, resulted in net cash proceeds of $11.9 million. Financing activities consisted primarily of proceeds of $14.3 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $2.9 million for the payment of dividends to stockholders. In the six months ended June 30, 2011, we received net proceeds of $7.7 million for financing activities, consisting primarily of $14.2 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially off set by $4.4 million for the repurchase of our common stock and $2.9 million for the payment of dividends to stockholders.

On March 30, 2012, we entered into a definitive share purchase agreement, through our subsidiaries, to acquire Concept, a Swiss company, by acquiring all of the outstanding shares of its Swiss parent companies Concept Beteiligungen AG and CT-Concept Holding AG. We closed the acquisition on May 1, 2012. Pursuant to the purchase agreement, the purchase price is subject to a net asset value adjustment of approximately $2.4 million. The net asset value adjustment will be paid within approximately six months after May 1, 2012.

We paid dividends on a quarterly basis in 2011, which resulted in approximately a $1.4 million use of cash per quarter. In January 2012, our board of directors continued the dividend payments by declaring four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. The first and second quarterly dividend payment of approximately $1.4 million per quarter was made on March 30, 2012 and June 29, 2012, with subsequent quarterly payments to be approximately the same amount. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

As of June 30, 2012, we have an income tax obligation of approximately $42.6 million, as a result of the IRS agreement for the Company's income tax returns for the years 2003 through 2006.

As of June 30, 2012 we have a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $10.1 million. The tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

In the first quarter of 2011, the IRS informed us that it intended to propose material adjustments to our taxable income for fiscal years 2003 through 2006 related to our intercompany research and development cost-sharing arrangement and related issues. In December 2011, we received an addendum to the notice of proposed adjustments from the IRS related to our intercompany research-and-development cost-sharing arrangement. In the quarter ended June 30, 2012, we reached an agreement with the IRS to settle all positions and close out the examination of our income tax returns for the years 2003 through 2006. Under the agreement, in the third quarter of 2012, we will make a one-time payment of taxes and interest totaling approximately $42.6 million.

Though we believe the IRS's position with respect to the adjustments is inconsistent with applicable tax law, and that we had a meritorious defense to our position, we elected to accept a negotiated agreement that we believe to be in the best interests of our stockholders. The agreement addresses the royalty issue related to our international tax structure for all tax years after 2003 (including the years 2007 - 2009, which are currently being audited by the IRS). Further, the agreement confirms that the royalty arrangement between Power Integrations, Inc. and its foreign subsidiary will end on October 31, 2012, resulting in a substantially lower effective tax rate for us in future periods. Also, the agreement will allow us to repatriate up to $101.9 million from our foreign-based subsidiary in future periods without incurring U.S. income taxes.

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

Our existing cash, cash equivalents and investment balances may change during the year due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to our acquisitions. Our intent is to permanently reinvest our earnings from foreign operations. Current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed, in addition to the $101.9 million we can repatriate in connection with our IRS agreement, to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in connection with the repatriation of any funds.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in our exposure to interest rate risks from that described in our 2011 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and the fixed rate note receivable from SemiSouth. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. In the first quarter of 2012, we changed our investment policy to allow the sale of long-term and short-term investments prior to their stated maturity date. We generally hold securities until maturity; however, they may now be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this change in policy we classify our investment portfolio as available-for-sale as opposed to held-to-maturity. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At June 30, 2012, and December 31, 2011, we held primarily cash equivalents and short-term and long-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, most of our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of June 30, 2012 or December 31, 2011, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of June 30, 2012, our primary transactional currency was in U.S. dollars; in addition, we hold cash in Swiss francs as a result of our acquisition of Concept. We completed the acquisition of Concept, which is located in Biel, Switzerland, in the second quarter of 2012. Included in the assets acquired was cash denominated in Swiss francs, which will be used to fund Concept operations. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our income, before provision for income tax, of a change in the value of the U.S. dollar compared to the Swiss franc as of June 30, 2012. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	June 30, 2012	June 30, 2012
	5%	10%
Swiss Franc foreign exchange impact (in thousands of USD)	$400	$800

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc is recorded in other income in our condensed consolidated statements of income (loss).

    We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of June 30, 2012, and December 31, 2011, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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
Changes in Internal Control over Financial Reporting
On May 1, 2012 we completed the acquisition of Concept. We have not completed integrating Concept into our systems and control environment as of June 30, 2012. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Some of the factors that could affect our operating results include the following:

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	competitive pressures on selling prices;

•	the inability to adequately protect or enforce our intellectual property rights;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	risks associated with acquisitions and strategic investments;

•	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen and Swiss franc;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	earthquakes, terrorists acts or other disasters;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	the ability of our products to penetrate additional markets;

•	the volume and timing of orders received from customers;

•	an audit by the Internal Revenue Service, for fiscal years 2007 - 2009;

•	our ability to attract and retain qualified personnel;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change; and

•	interruptions in our information technology systems.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for six months ended June 30, 2012 and 96% of our net revenues for the year ended December 31, 2011. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We are exposed to risks associated with acquisitions and strategic investments. We have made, and in the future intend to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets such as Concept. Acquisitions involve numerous risks, including but not limited to:

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

Our inability to successfully integrate, or realize the expected benefits from, our acquisitions could adversely affect our results. We have made, and in the future intend to make, acquisitions of other businesses, such as Concept, and with these acquisitions there is a risk that integration difficulties may cause us not to realize expected benefits. The success of the acquisitions could depend, in part, on our ability to realize the anticipated benefits and cost savings (if any) from combining the businesses of the acquired companies and our business, which may take longer to realize than expected.

*Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen and Swiss franc, may impact our gross margin and net income. Our exchange rate risk related to the Japanese yen includes two of our major suppliers, Epson and Lapis, that have wafer supply agreements based in U.S. dollars; however, our agreements with Epson and Lapis also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between Power Integrations and each of these suppliers. We completed the acquisition of Concept in the second quarter of 2012, which is located in Biel, Switzerland. Included in the assets acquired was cash denominated in Swiss francs, which will be used to fund Concept operations. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc is recorded in other income in our condensed consolidated statements of income, and material unfavorable exchange rate fluctuations with the Swiss franc could negatively impact our net income.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 65% of our net revenues in the six months ended June 30, 2012, and 62% of our net revenues for the year ended December 31, 2011. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

*The IRS is auditing us for fiscal years 2007 through 2009. If the IRS challenges any of the tax positions we have taken and we are not successful in defending our positions, we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities.

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

ITEM 5. OTHER INFORMATION

IRS Income Tax Audit Settlement

On August 2, 2012, we entered into a Closing Agreement with the Internal Revenue Service, or IRS, pursuant to which it settled all positions and closed out the examination of the Power Integrations income tax returns for the years 2003 through 2006.  As a result of the Closing Agreement, we will pay to the IRS, in the third quarter of 2012, a one-time payment of taxes and interest totaling $42.3 million.

Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which requires companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU No. 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, ASU No. 2011-05 does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for reporting periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the changes in ASU No. 2011-05 that pertain to how, when and where reclassification adjustments are presented. We adopted these ASUs retrospectively effective January 1, 2012, and elected to present comprehensive income in a separate statement immediately following the condensed consolidated statements of income (loss). The adoption had no effect on our financial position, results of operations or cash flows. The impact of the adoption to previously issued consolidated financial statements is the presentation of comprehensive income in a separate statement as follows:

	Year Ended
	December 31,
	2011	2010	2009
Net income	$34,291	$49,464	$23,269
Other comprehensive income, net of tax
Foreign currency translation adjustments	(35)	81	61
Total other comprehensive income	(35)	81	61
Total comprehensive income	$34,256	$49,545	$23,330

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	August 6, 2012	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

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

10.1
Second Amendment to Credit Agreement, dated April 2, 2012, by and between Power Integrations, Inc. and Wells Fargo Bank, National Association. (As filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2012, SEC File No. 000-23441.)

10.2	2007 Equity Incentive Plan, as amended and restated

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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