Form 10-Q
period 2012-09-30
POWER INTEGRATIONS INC
filed 2012-10-31
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 19, 2012
Common Stock, $.001 par value	28,969,549

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,747	$139,836
Short-term marketable securities	35,605	40,899
Accounts receivable, net of allowances of $292 and $215 in 2012 and 2011, respectively (Note 2)	11,106	9,396
Inventories	46,928	52,010
Deferred tax assets	892	892
Prepaid expenses and other current assets	17,659	7,068
Total current assets	186,937	250,101
LONG-TERM MARKETABLE SECURITIES	—	32,041
PROPERTY AND EQUIPMENT, net	90,355	88,241
INTANGIBLE ASSETS, net	49,580	8,852
GOODWILL	78,278	14,786
DEFERRED TAX ASSETS	7,410	12,387
OTHER ASSETS	4,042	26,511
Total assets	$416,602	$432,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,697	$16,532
Accrued payroll and related expenses	6,258	5,911
Taxes payable	1,168	—
Deferred tax liabilities	1,634	—
Deferred income on sales to distributors	10,437	7,883
Other accrued liabilities	17,583	2,305
Total current liabilities	56,777	32,631
LONG-TERM INCOME TAXES PAYABLE	7,560	34,368
DEFERRED TAX LIABILITIES	3,926	—
PENSION LIABILITY	663	—
Total liabilities	68,926	66,999
COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 12)
STOCKHOLDERS’ EQUITY:
Common stock	29	28
Additional paid-in capital	188,587	158,646
Accumulated other comprehensive income	287	50
Retained earnings	158,773	207,196
Total stockholders’ equity	347,676	365,920
Total liabilities and stockholders’ equity	$416,602	$432,919
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET REVENUES	$78,045	$75,063	$226,200	$232,009
COST OF REVENUES	39,294	40,020	115,101	122,917
GROSS PROFIT	38,751	35,043	111,099	109,092

OPERATING EXPENSES:
Research and development	11,428	10,345	34,134	30,563
Sales and marketing	10,329	7,990	27,643	24,342
General and administrative	7,941	6,145	22,135	18,761
Charge related to SemiSouth (Note 15)	25,300	—	25,300	—
Total operating expenses	54,998	24,480	109,212	73,666
INCOME (LOSS) FROM OPERATIONS	(16,247)	10,563	1,887	35,426
OTHER INCOME (EXPENSE)
Charge related to SemiSouth (Note 15)	(33,937)	—	(33,937)	—
Other income, net	837	552	1,647	1,455
Total other income (expense)	(33,100)	552	(32,290)	1,455
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(49,347)	11,115	(30,403)	36,881
PROVISION (BENEFIT) FOR INCOME TAXES	(4,941)	3,603	13,718	8,916
NET INCOME (LOSS)	$(44,406)	$7,512	$(44,121)	$27,965

EARNINGS (LOSS) PER SHARE:
Basic	$(1.54)	$0.26	$(1.54)	$0.97
Diluted	$(1.54)	$0.25	$(1.54)	$0.93

SHARES USED IN PER SHARE CALCULATION:
Basic	28,908	28,799	28,586	28,789
Diluted	28,908	29,879	28,586	30,195
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(44,406)	$7,512	$(44,121)	$27,965
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	114	(78)	47	(5)
Unrealized gain on marketable securities	28	—	190	—
Total other comprehensive income (loss)	142	(78)	237	(5)
Total comprehensive income (loss)	$(44,264)	$7,434	$(43,884)	$27,960
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,121)	$27,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,426	11,337
Amortization of intangibles	3,322	729
Charge related to SemiSouth (Note 15)	59,237	—
Gain on sale of property and equipment	(1)	(41)
Stock-based compensation expense	10,520	6,617
Amortization of premium on marketable securities	738	1,255
Non-cash interest income from SemiSouth note	(1,445)	—
Deferred income taxes	4,089	779
Provision for (reduction in) accounts receivable allowances	21	(74)
Excess tax benefit from stock options exercised	(560)	(729)
Tax benefit associated with employee stock plans	1,413	1,826
Change in operating assets and liabilities:
Accounts receivable	1,489	(4,542)
Inventories	15,745	10,184
Prepaid expenses and other assets	(11,335)	2,823
Accounts payable	4,842	(1,090)
Taxes payable and accrued liabilities	(28,255)	4,891
Deferred income on sales to distributors	2,554	(1,904)
Net cash provided by operating activities	29,679	60,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,181)	(16,229)
Proceeds from sale of property and equipment	2	2,249
Acquisitions	(115,720)	(6,914)
Other assets	—	(1,271)
Increase in financing lease receivable	(420)	(7,978)
Collections of financing lease receivable	527	314
Loan to SemiSouth	(18,000)	(3,000)
Collection of note to SemiSouth	—	3,000
Purchases of marketable securities	—	(31,269)
Proceeds from maturities of marketable securities	36,788	15,175
Net cash used in investing activities	(109,004)	(45,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	17,977	18,218
Repurchase of common stock	—	(35,819)
Payments of dividends to stockholders	(4,301)	(4,320)

	Nine Months Ended
	September 30,
Excess tax benefit from stock options exercised	560	729
Net cash provided by (used in) financing activities	14,236	(21,192)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(65,089)	(7,089)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	139,836	155,667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,747	$148,578

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,478	$3,486
Receipt of SemiSouth purchase option	$6,216	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$45,108	$553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The condensed consolidated financial statements include the accounts of Power Integrations, Inc., a Delaware corporation (the “Company”), and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in its Form 10-K filed on February 29, 2012, with the Securities and Exchange Commission.

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

Marketable Securities

In the first quarter of 2012, the Company changed its investment policy to permit the sale of long-term and short-term marketable securities prior to their stated maturity date. The Company generally holds securities until maturity; however, they may now be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this change in policy the Company classifies its investment portfolio as available-for-sale as opposed to held-to-maturity beginning March 31, 2012. Prior to March 31, 2012, the Company classified its investments as held-to-maturity. In connection with this change in investment policy the Company classified all investments with an original maturity date greater than three months as short-term investments in its Condensed Consolidated Balance Sheet. The Company's short-term investment portfolio is invested in highly liquid financial instruments with maturities greater than three months. As of September 30, 2012, and December 31, 2011, the Company's marketable securities consisted of U.S. government-backed securities, municipal bonds, corporate commercial paper, certificates of deposit and other high-quality commercial securities.

Amortized cost and estimated fair market value of investments classified as available-for-sale at September 30, 2012, are as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper	$12,922	$—	$—	$12,922
Corporate securities	3,682	5	—	3,687
Total	$16,604	$5	$—	$16,609

Investments due in 4-12 months:
Corporate securities	$25,732	$129	$—	$25,861
Total	$25,732	$129	$—	$25,861
Investments due in more than 12 months:
Corporate securities	$6,000	$57	$—	$6,057
Total	$6,000	$57	$—	$6,057
Total investment securities	$48,336	$191	$—	$48,527

Amortized cost and estimated fair market value of investments classified as held-to-maturity at December 31, 2011, are as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper	$9,849	$—	$—	$9,849
Corporate securities	6,098	9	(1)	6,106
Total	$15,947	$9	$(1)	$15,955

Investments due in 4-12 months:
Corporate securities	$24,801	$179	$(23)	$24,957
Certificates of deposit	10,000	1	—	10,001
Total	$34,801	$180	$(23)	$34,958

Investments due in more than 12 months:
Corporate securities	$32,041	$5	$(178)	$31,868
Total	$32,041	$5	$(178)	$31,868

Total investment securities	$82,789	$194	$(202)	$82,781

As of September 30, 2012, the Company had no marketable securities in an unrealized loss position. The Company evaluated the nature of the investments with a loss position at December 31, 2011, which were primarily high-quality commercial securities, and determined the unrealized losses were not other-than-temporary.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 74% of the Company's net product sales were made to distributors in the nine months ended September 30, 2012, and 71% in the twelve months ended December 31, 2011. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of September 30, 2012, and December 31, 2011, was approximately $20.8 million and $16.7 million, respectively. The total deferred cost as of September 30, 2012, and December 31, 2011, was approximately $10.4 million and $8.8 million, respectively.

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

Common Stock Repurchases and Cash Dividend

In February 2011, the board of directors authorized the use of $50.0 million for the repurchase of the Company's common stock. In the twelve months ended December 31, 2011, the Company repurchased 1.5 million shares for a total of $50.0 million, concluding this repurchase program. In November 2011, the board of directors authorized the use of an additional $30.0 million for the repurchase of the Company's common stock, and in March 2012, the Company canceled its $30.0 million stock repurchase program in connection with its purchase agreement to acquire CT-Concept Technologie AG. In October 2012, the Company's board of directors authorized the use of an additional $50 million for the repurchase of our common stock. Repurchases are to be executed according to pre-defined price/volume guidelines set by the board of directors. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

In October 2010, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The first quarterly dividend payment of approximately $1.4 million was made on March 31, 2011, the second quarterly dividend payment of $1.4 million was made on June 30, 2011, the third quarterly dividend payment of $1.4 million was made on September 30, 2011, and the final 2011 quarterly dividend payment of $1.4 million was made on December 30, 2011. In January 2012, the Company's board of

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. The first quarterly dividend payment of approximately $1.4 million was made on March 30, 2012, the second quarterly dividend payment of $1.4 million was paid on June 29, 2012, and the third quarterly dividend payment of $1.4 million was made on September 28, 2012, with the final quarterly dividend payment to be approximately the same amount. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company's stockholders.

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

	September 30, 2012	December 31, 2011
Accounts receivable trade	$39,125	$27,972
Accrued ship and debit and rebate claims	(27,727)	(18,361)
Allowance for doubtful accounts	(292)	(215)
Total	$11,106	$9,396
Prepaid Expenses and Other Current Assets (in thousands):

	September 30, 2012	December 31, 2011
Prepaid legal fees	$875	$3,500
Prepaid income tax	12,708	118
Prepaid maintenance agreements	677	669
Interest receivable	325	625
Supplier prepayment	1,100	—
Other	1,974	2,156
Total	$17,659	$7,068

Other Assets (in thousands):

	September 30, 2012	December 31, 2011
Prepaid royalty - SemiSouth (Note 15)	$—	$10,000
SemiSouth related assets (Note 15)	—	7,000
Financing lease receivables and deposits - SemiSouth (Note 15)	—	7,558
Other	4,042	1,953
Total	$4,042	$26,511

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. STOCK PLANS AND SHARE-BASED COMPENSATION:

Stock Plans
As of September 30, 2012, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007, as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan").  The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants. In June 2012, the Company's stockholders approved the 2007 Equity Incentive Plan, as amended to increase the aggregate number of shares of the Company's common stock authorized for issuance under the plan by 2,800,000 shares. As of September 30, 2012, the maximum remaining number of shares that may be issued under the 2007 Plan was 8,679,502 shares, which includes options granted but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan.  Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant.  Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

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

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of September 30, 2012, 2,470,690 shares had been purchased and 529,310

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares were reserved for future issuance under the Purchase Plan.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and nine months ended September 30, 2012, and September 30, 2011 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues	$271	$128	$772	$584
Research and development	1,467	564	4,154	2,354
Sales and marketing	940	449	2,433	1,659
General and administrative	1,169	527	3,161	2,020
Total stock-based compensation expense	$3,847	$1,668	$10,520	$6,617

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of September 30, 2012.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2012
	Unrecognized Compensation Expense for Unvested Awards	Weighted Average Remaining Recognition Period
	(In thousands)	(In years)
Options	$4,500	2.01
Performance-based awards	700	0.25
Restricted stock units	17,100	2.67
Purchase plan	400	0.50
Total unrecognized compensation expense	$22,700

Stock compensation expense in the three and nine months ended September 30, 2012, was $3.8 million (comprising approximately $1.1 million related to stock options, $0.4 million related to performance shares, $2.0 million related to restricted stock units and $0.3 million related to the Purchase Plan) and $10.5 million (comprising approximately $3.0 million related to stock options, $1.6 million related to performance shares, $5.1 million related to restricted stock units and $0.8 million related to the Purchase Plan ), respectively.

Stock compensation expense in the three and nine months ended September 30, 2011, was $1.7 million (comprising approximately $1.0 million related to stock options, a reduction of $0.7 million related to performance shares that were not expected to vest (see the performance-based awards section below for details), $1.1 million related to restricted stock units and $0.3 million related to the Purchase Plan), and $6.6 million (comprising approximately $3.1 million related to stock options, $2.5 million related to restricted stock units, $0.9 million related to the Purchase Plan and $0.1 million in compensation expense amortized from beginning inventory), respectively.

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Risk-free interest rates	0.87%	1.46%	1.01% - 0.87%	1.46% - 2.20%
Expected volatility rates	45%	44%	45%	44%
Expected dividend yield	0.57%	0.59%	0.51% - 0.57%	0.54% - 0.59%
Expected term of stock options (in years)	6.40	6.00	6.40	6.00
Weighted-average grant date fair value of options granted	$16.00	$15.58	$18.20	$15.66

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Risk-free interest rates	0.14%	0.16%	0.09% - 0.14%	0.16% - 0.17%
Expected volatility rates	34%	37%	34% - 48%	37%
Expected dividend yield	0.57%	0.59%	0.54% - 0.57%	0.51% - 0.59%
Expected term of purchase right (in years)	0.50	0.50	0.50	0.50
Weighted-average estimated fair value of purchase rights	$8.55	$8.93	$9.40	$9.15

A summary of stock option activity under the Plans, excluding performance-based shares and restricted stock units, as of September 30, 2012, and changes during the nine months then ended is presented below:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	3,557	$24.01
Granted	135	42.66
Exercised	(663)	20.85
Forfeited or expired	(5)	21.09
Outstanding at September 30, 2012	3,024	$25.54	4.39	$18,744
Exercisable at September 30, 2012	2,573	$23.88	3.71	$17,876
Vested and expected to vest at September 30, 2012	3,003	$25.44	4.36	$18,741

The total intrinsic value of options exercised during the three and nine months ended September 30, 2012, was $0.9 million and $12.4 million, respectively, and the intrinsic value of options exercised during the three and nine months ended September 30, 2011, was $1.8 million and $13.4 million, respectively.

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

During the nine months ended September 30, 2012, the Company issued approximately 102,000 performance-based awards to employees and executives. As the net revenue, non-GAAP operating earnings and achievement of strategic goals are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets. The cost of performance-based awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

The Company expects a portion of the 2012 performance-based award issued to employees and executives will vest, and therefore has accrued stock-based compensation expense for those awards. In the quarter ended September 30, 2011, the Company did not believe the net revenue and non-GAAP operating earnings performance targets would be met in 2011, and therefore reversed $0.7 million of previously recognized expense during the three months ended September 30, 2011.

A summary of performance-based awards outstanding as of September 30, 2012, and activity during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	—	$—
Granted	102	37.60
Vested	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2012	102	$37.60	0.25	$3,091
Outstanding and expected to vest at September 30, 2012	62		0.25	$1,895

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant-date fair value per share of performance-based awards ("PSUs") granted in the nine months ended September 30, 2012, was approximately $37.60. No PSUs were granted in the three months ended September 30, 2012. The weighted-average grant-date fair value per share of PSUs granted in the three and nine months ended September 30, 2011, was approximately $30.58 and $36.57, respectively. The grant date fair value of awards released, which were fully vested, in the nine months ended September 30, 2011, was approximately $3.0 million. There were no performance-based awards released in the three months ended September 30, 2011, or in the three or nine months ended September 30, 2012, as the performance-based awards granted in 2011 and expected to vest in 2012 were canceled without vesting.

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
A summary of RSUs outstanding as of September 30, 2012, and changes during the nine months then ended, is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	458	$36.08
Granted	281	41.54
Vested	(113)	36.33
Forfeited or expired	(17)	36.99
Outstanding at September 30, 2012	609	$37.59	1.62	$18,534
Outstanding and expected to vest at September 30, 2012	563		1.60	$17,139

The weighted-average grant-date fair value per share of RSUs awarded in the three and nine months ended September 30, 2012, was approximately $37.05 and $41.54, respectively, and was approximately $33.21 and $36.16 in the three and nine months ended September 30, 2011, respectively.

The grant date fair value of RSUs vested in the three and nine months ended September 30, 2012, was approximately $0.3 million and $4.1 million, respectively, and was approximately $0.2 million and $2.1 million, in the three and nine months ended September 30, 2011, respectively.

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
The Company's cash and investment instruments are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair-value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair-value hierarchy) include investment-grade corporate bonds and government, state, municipal and provincial obligations. Such types of investments are valued by using a multi-dimensional relational model, the inputs are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. In the first quarter of 2012, the Company changed its investment policy to allow the sale of long-term and short-term marketable securities prior to their stated maturity date. The Company principally holds securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, the funding of acquisitions and other strategic investments. As a result of this change in policy the Company classified its investment portfolio as available-for-sale as opposed to held-to-maturity as of March 31, 2012. The Company's investments classified as Level 1 and Level 2 are available-for-sale investments, and were recorded at fair market value.
The fair value hierarchy of the Company's marketable securities at September 30, 2012, and December 31, 2011, was as follows (in thousands):

	Fair Value Measurement at
	September 30, 2012
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$147	$147	$—
Commercial paper	12,922	—	12,922
Corporate securities	35,605	—	35,605
Total	$48,674	$147	$48,527

	Fair Value Measurement at
	December 31, 2011
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$9,849	$—	$9,849
Money market funds	30,190	30,190	—
Certificates of deposit	10,000	—	10,000
Corporate securities	62,940	—	62,940
Total	$112,979	$30,190	$82,789

The Company did not transfer any investments between Level 1, Level 2 or Level 3 of the fair-value hierarchy in the nine months ended September 30, 2012, and the twelve months ended December 31, 2011.

On October 22, 2010, the Company entered into an agreement with a privately held company, SemiSouth Laboratories ("SemiSouth"), as amended, pursuant to which the Company would be obligated to acquire SemiSouth if SemiSouth met certain financial performance conditions on or before December 31, 2013. At September 30, 2012, the Company determined the fair value of this potential obligation to be zero. The Company developed its own assumptions using Level 2 inputs in its fair-market valuation using a market approach valuation technique to determine the fair value of this obligation. The Company updated the estimated fair value of this potential obligation quarterly. Any changes are recorded in its unaudited condensed consolidated statements of income. In March 2012, in consideration for the loan agreement discussed below, the Company entered into an amended agreement with SemiSouth which established a maximum purchase price related to both the Company's option to acquire SemiSouth ("Purchase Option") and its potential obligation to acquire SemiSouth (as discussed above). The Company used Level 3 inputs in its fair-market valuation utilizing the income-approach valuation technique. The Company prepared a discounted cash flow analysis using the following unobservable inputs: weighted average cost of capital, long-term revenue growth, control premium, and discount for lack of marketability. The Company then used the Black-Scholes option pricing model to determine the fair value of the Company's purchase option to be approximately $6.2 million. The

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's valuation technique derived inputs principally from comparable company market data (i.e., correlation values). In October 2012, information became known to the Company that provided evidence that its SemiSouth Purchase Option was other than temporarily impaired as of September 30, 2012, and as a result the fair value of the SemiSouth Purchase Option was deemed to be zero and written off. The charge is reflected in the Company's condensed consolidated statements of income (loss) under the other income (expense), charge related to SemiSouth caption (see Note 15, Transactions With Third Party, below for further details on the SemiSouth impairment).

In March 2012 the Company loaned SemiSouth $18.0 million, and in exchange the Company was issued a promissory note and received the modification discussed above to establish a maximum price under the Purchase Option. The note was classified as Level 3 in the fair-value hierarchy, as there was no market data for this instrument. The estimated fair value of the note was approximately $13.4 million prior to impairment, consisting of the promissory note of $18.0 million, net of the unamortized interest discount related to the $6.2 million Purchase Option (of which $1.6 million was amortized prior to impairment). In October 2012, information became known to the Company that provided evidence that its loan to SemiSouth was other than temporarily impaired as of September 30, 2012, and as a result the loan to SemiSouth was written off. The charge was reflected in the condensed consolidated statements of income (loss) under the other income (expense), charge related to SemiSouth caption for the three and nine months ended September 30, 2012 (see Note 15, Transactions With Third Party, below for further details on the SemiSouth loan). The following table presents the changes in Level 3 investments for the nine months ended September 30, 2012 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Note Receivable
Beginning balance at January 1, 2012	$—
Purchases and issuances	13,433
Change in fair value	(13,433)
Ending balance at September 30, 2012	$—

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

	September 30, 2012	December 31, 2011
Raw materials	$9,718	$12,389
Work-in-process	12,532	7,841
Finished goods	24,678	31,780
Total	$46,928	$52,010

6. GOODWILL AND INTANGIBLE ASSETS:

Changes in the carrying amount of goodwill during the nine months ended September 30, 2012, are as follows (in thousands):

Nine Months Ended
September 30, 2012
Balance at January 1, 2012	$14,786
Goodwill acquired during the period	63,492
Goodwill adjustments	—
Ending balance at September 30, 2012	$78,278

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The $63.5 million of goodwill acquired in 2012 resulted from the purchase of Concept (see Note 14, Acquisition, for further details).

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, in-process research and development and patent rights, and are reported net of accumulated amortization. In May 2012, the Company acquired Concept, resulting in the addition of the following intangible assets; developed technology of $23.8 million, which will be amortized over a period of approximately 4 to 12 years; customer relationships of $16.7 million, which will be amortized over a period of 10 years; and tradename (Concept) of $3.6 million, which will be amortized over a period of 2 years. The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the acquired license or patent rights, which range from 5 to 12 years, with the exception of $4.7 million of in-process research and development which will be amortized once the development is completed and products are available for sale. The Company does not expect the amortization for its in-process research and development to begin in 2012. Amortization for acquired intangible assets was approximately $1.8 million and $3.3 million in the three and nine months ended September 30, 2012, respectively, and $0.2 million and $0.7 million in the three and nine months ended September 30, 2011, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	September 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(1,950)	1,050	3,000	(1,725)	1,275
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	26,670	(2,019)	24,651	2,920	(829)	2,091
Customer relationships	17,610	(1,271)	16,339	910	(114)	796
Tradename	3,600	(750)	2,850	—	—	—
Other intangibles	37	(37)	—	37	(37)	—
Total intangible assets	$57,556	$(7,976)	$49,580	$13,506	$(4,654)	$8,852

The estimated future amortization expense related to intangible assets at September 30, 2012, is as follows:

Fiscal Year		Estimated Amortization (in thousands)
2012	(remaining 3 months)	$1,841
2013		7,405
2014		6,072
2015		5,009
2016		4,394
Thereafter		20,169
Total (1)		$44,890
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized upon completion of development over the estimated useful life of the technology.

7. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Segment Reporting

The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of integrated circuits and related components for use primarily in the high-voltage power-conversion market. The Company's chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated basis for purposes of making operating decisions and assessing financial performance.
Customer Concentration
Ten customers accounted for approximately 64% and 65% of net revenues for the three and nine months ended September 30, 2012, and 65% in both the three and nine months ended September 30, 2011. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2012	2011	2012	2011
A	20%	19%	21%	19%
B	12%	12%	12%	12%

Customers A and B are distributors of the Company's products. No other customers accounted for 10% or more of the Company's net revenues in those periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables, the Company's note from SemiSouth and the Company's lease line of credit to SemiSouth. The Company has cash investment policies that limit cash investments to low-risk investments. The SemiSouth related transactions were outside of this cash investment policy and were approved by the Board of Directors. With respect to SemiSouth related transactions refer to Note 15, Transactions With Third Party, for further details on the impairment. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2012, and December 31, 2011, 72% and 79%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	September 30, 2012	December 31, 2011
A	28%	36%
B	14%	10%
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

International Sales

The Company markets its products through its sales personnel and a worldwide network of distributors. As a percentage of total net revenues, international sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, comprise the following:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Hong Kong/China	47%	40%	45%	38%
Taiwan	17%	18%	17%	21%
Korea	11%	16%	13%	16%
Western Europe (excluding Germany)	10%	10%	10%	10%
Japan	5%	7%	6%	6%
Singapore	1%	2%	2%	2%
Germany	1%	1%	1%	1%
Other	2%	2%	1%	2%
Total foreign revenue	94%	96%	95%	96%

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States.

Product Sales

Revenue mix by end market for the three and nine months ended September 30, 2012 and 2011, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
End Market	2012	2011	2012	2011
Consumer	36%	39%	37%	37%
Communications	23%	26%	25%	29%
Industrial	31%	23%	27%	22%
Computer	10%	12%	11%	12%

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings (loss) per share:
Net income (loss)	$(44,406)	$7,512	$(44,121)	$27,965
Weighted-average common shares	28,908	28,799	28,586	28,789
Basic earnings (loss) per share	$(1.54)	$0.26	$(1.54)	$0.97
Diluted earnings (loss) per share (1):
Net income (loss)	$(44,406)	$7,512	$(44,121)	$27,965
Weighted-average common shares	28,908	28,799	28,586	28,789
Effect of dilutive securities:
Employee stock plans	—	1,080	—	1,406
Diluted weighted-average common shares	28,908	29,879	28,586	30,195
Diluted earnings (loss) per share	$(1.54)	$0.25	$(1.54)	$0.93
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

In the three and nine months ended September 30, 2012, all shares attributable to stock-based awards were excluded in the computation of diluted earnings per share, as the Company was in a net loss position. In the three and nine months ended September 30, 2011, 410,000 shares and 276,000 shares respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive.

9. PROVISION FOR INCOME TAXES:

During the third quarter of 2012, the Company recorded a charge related to SemiSouth of approximately $59.2 million of which the Company recognized a $6.9 million tax benefit, refer to Note 15, Transactions With Third Party, for further details on the Company's impairment charge.

In the quarter ended June 30, 2012, the Company reached an understanding regarding the terms for settling with the U.S. Internal Revenue Service ("IRS") and closed out all positions as part of the examination of the Company's income tax returns for the years 2003 through 2006. On August 2, 2012, the IRS signed a formal closing agreement with the Company that is consistent with the intentions of the parties pursuant to their earlier understanding. As a result, the Company re-measured its tax positions based on the facts, circumstances, and information available at June 30, 2012. Further, the agreement confirms that the royalty arrangement between the Company and its foreign subsidiary will conclude on October 31, 2012, resulting in a substantially lower effective tax rate for the Company in future periods.

During the third quarter of 2012 the Company made a one-time payment of taxes and interest totaling $42.6 million. The provision for income tax in the second quarter of 2012 included a one-time charge of $44.8 million, comprising $35.0 million in federal income taxes, net interest of $5.7 million, and state income taxes (including interest) of approximately $4.1 million. The impact of the charge was partially offset by the reversal of $26.9 million of related unrecognized tax benefits that had been recorded as non-current liabilities in the Company's consolidated balance sheets, and by a $2.2 million reduction of the valuation allowance on the Company's California deferred tax assets, resulting in a net charge of $15.7 million.

The Company's effective tax rates for the three- and nine-month periods ended September 30, 2012, were 10.0% and (45.1)% respectively, compared with 32.4% and 24.2% for the corresponding periods in 2011. The unfavorable tax rate for the three and nine month periods ended September 30, 2012, was also associated with the impairment and write-off of certain assets related to SemiSouth and the settlement with the IRS. The write off of certain assets resulted in capital losses which negatively impacted the tax rate. Since there are no foreseeable capital gains in the future the Company has placed a valuation allowance offsetting a deferred tax asset which results in an unfavorable impact on the tax rate. The effective tax rates for the

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

three and nine month periods ended September 30, 2011, were lower than the federal statutory rate of 35% due primarily to the geographic distribution of the Company's world-wide earnings and the beneficial impact of the research and experimentation tax credit.
The amount of liabilities for unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income-tax rate in any future period are $10.3 million and $34.9 million at September 30, 2012, and January 1, 2012, respectively. The primary component of the net change is the $26.8 million realization of unrecognized tax benefits due to the agreement described above. The Company's continuing practice is to recognize interest and/or penalties related to income-tax matters in income-tax expense. The Company's unrecognized tax benefit liabilities include interest and penalties at September 30, 2012, and January 1, 2012, of $0.5 million and $4.4 million, respectively, which were recorded in long-term income taxes payable in the accompanying Condensed Consolidated Balance Sheets. Changes in the Company's unrecognized tax benefits over the next twelve months cannot be reasonably estimated at this time.
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

As of September 30, 2012, the Company continues to maintain a valuation allowance on a portion of its California deferred tax assets as the Company does not believe that it is more likely than not that the deferred tax assets will be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating primarily to tax credits in certain non-U.S. jurisdictions and anticipated capital losses, as discussed above.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

11. COMMITMENTS:

Purchase Obligation to Financing Company

In July 2011, SemiSouth obtained $15.0 million of financing through the sale, and concurrent licensing back, of its intellectual property ("IP") with a financing company. In connection with this arrangement, the Company entered into a contingent purchase commitment with the financing company for SemiSouth's IP. The contingent purchase commitment requires the Company to purchase the IP previously owned by SemiSouth from its new owner for $15.0 million (plus reimbursement of certain expenses) under certain conditions generally relating to SemiSouth's failure to make certain payments or SemiSouth's insolvency. As of September 30, 2012, the Company has a $15.0 million letter of credit to the financing company to secure the contingent purchase commitment. Additionally, the Company believes it is probable that the financing company that currently owns SemiSouth's intellectual property will exercise its contractual rights to put SemiSouth's intellectual property to the Company under the terms of the contingent purchase agreement between the Company and the financing company. Based on SemiSouth's current financial situation and likely closure, the Company estimates that this intellectual property has no value, and has therefore accrued a charge of $15.3 million related to this contingent obligation. Refer to Note 15, Transactions With Third Party, for further details on SemiSouth.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 9, 2005, the Company filed a Complaint with the U.S. International Trade Commission (“ITC”) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337 against System General (“SG”). The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of its patents pertaining to pulse width modulation (“PWM”) integrated circuit devices produced by SG, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to the Company's complaint. SG filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ's initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006, the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006 the Commission issued an order excluding from entry into the United States the infringing SG PWM chips, and any LCD computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing SG chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action from the President, and the ITC exclusion order is now in full effect. SG appealed the ITC decision, and on November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects. On October 27, 2008, SG filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case, and the Company responded to oppose any modification, but the Commission modified the exclusion order on February 27, 2009. Nevertheless, the exclusion order still prohibits SG and related entities from importing the infringing SG chips and any LCD computer monitors, AC printer adapters, and sample/demonstration circuit boards containing an infringing SG chip.

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly-owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On February 10, 2011, the Court issued an order maintaining the stay with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case pending the appeal in that case. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to permit the parties to address another patent the Company has accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company's patents, that Fairchild has induced others to infringe the Company's patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company's products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. The Company is challenging the validity and enforceability of that patent in post-trial proceedings, issues to be decided by the judge overseeing the case. Nevertheless, the Company estimates that even if the verdict on Fairchild's patent were ultimately upheld, the sales potentially impacted would amount to only about 0.2% of the Company's revenues. The Company will also seek an injunction preventing further infringement of its own patents and is seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company's patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents; the Company contests these new claims vigorously, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company, leaving just one Fairchild patent in the case. The Court held a claim construction hearing on March 24, 2011, and has issued claim construction orders regarding the asserted patents. Discovery is currently under way, with a trial scheduled

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for February of 2014. On September 21, 2012, Fairchild filed a motion seeking to add another patent to the case, which the Company opposes.

In February 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People's Republic of China. The suits assert four Chinese patents and seek an injunction and damages of approximately $19.0 million. Power Integrations Netherlands filed invalidation proceedings for all four asserted SG patents in the People's Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010. Early this January, the Company received rulings from the PRB invalidating the majority of the claims Fairchild asserted in litigation, and the PRB determinations are currently on appeal. The Suzhou Court conducted evidentiary hearings in May and July of 2012 and has followed up regarding further submissions since that time; rulings are expected by the end of the year. The Company believes the Fairchild and SG claims discussed above are without merit and contests them vigorously.

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

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleges that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company has answered Fairchild's complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company has also asserted counterclaims against Fairchild for infringement of five of the Company's patents. Fairchild filed a motion to dismiss the Company's counterclaims, which the Company opposes; a ruling is expected later this year. Discovery is under way, with a trial scheduled for October 2014.

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

Although the Company files U.S. federal, U.S. state, and foreign tax returns, its major tax jurisdiction is the U.S. In the quarter ended March 31, 2011, the IRS began an audit of fiscal years 2007 through 2009 which is currently in process.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 - Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, and was derived from expected benefits from technology, cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill is not expected to be deductible for tax purposes. The purchase price allocation is preliminary since the valuation of the net tangible and identifiable intangible assets is still being finalized. Any measurement period adjustments will be recorded retrospectively to the acquisition date. During the third quarter of 2012, the Company increased goodwill by $0.9 million due to a decrease in acquired property and equipment, net of a related adjustment to deferred tax liabilities. Of the total purchase price of $130.7 million (including cash assumed), $128.3 million was used to fund the acquisition in the second quarter of 2012. Pursuant to the purchase agreement, the purchase price was subject to a net asset value adjustment of approximately $2.4 million, which was paid to the seller in the third quarter of 2012.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Total Amount
Assets Acquired		(in thousands)
	Cash	$14,933
	Accounts receivable	3,220
	Inventories	10,631
	Prepaid expenses and other current assets	2,777
	Property and equipment, net	2,310
	Intangible assets:
	Developed technology	23,750
	Tradename	3,600
	Customer relationships	16,700
	Goodwill	63,492
	Total assets acquired	141,413
Liabilities assumed
	Current liabilities	4,587
	Deferred tax liabilities	5,539
	Other liabilities	634
	Total liabilities assumed	10,760
	Total purchase price	$130,653

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

Developed Technology: The value assigned to the acquired developed technology was determined using the income approach. The royalty savings were estimated by applying an estimated royalty rate to the projected revenues for Concept for each developed technology. The selected royalty rate for the developed technology was based on the Company's analysis of comparable technology, royalty rate indications, and licensing agreements for comparable technologies. The royalty savings were then adjusted for taxes and discounted to present value. The fair value of developed technology was capitalized as of the acquisition date and is being amortized using a straight-line method to cost of revenues over the estimated remaining life of 4 - 12 years.

Tradename: The value assigned to Concept's tradename was determined using the income approach. The present value of the expected after-tax royalty savings was added to the sum of the expected amortization tax benefit. The royalty rate was selected based on an analysis of comparable tradename agreements. In addition, the rate was adjusted based on an analysis of

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concept's projected performance and the importance of the tradename to the industry. The selected royalty rate was then applied to the projected revenues for the tradename. The fair value of the tradename was capitalized as of the acquisition date and is being amortized using a straight-line method to sales and marketing expenses over the estimated period of use of 2 years.

Customer Relationships: An intangible customer relationship asset was recognized to the extent that the Company was expected to benefit from future revenues reasonably anticipated given the history and operating practices of Concept. The value assigned to customer relationships was determined using the income approach. Forecasted cash flows derived from the acquired customer relationships, net of returns on contributory assets, were discounted to present value. Expectations related to future customer retention were based on historical data and a long-term forecast that was constructed based on the Company's financial projections and expectations. The associated income taxes were based on an assumed tax rate of a hypothetical buyer. The net income was then charged for the required returns of debt-free working capital, net fixed and other assets, developed technology and tradename to derive the residual cash flows related to the customer relationships acquired. The residual cash flows were then discounted to present value. The fair value of customer relationships was capitalized as of the acquisition date and is being amortized on an accelerated basis to sales and marketing expenses over the estimated remaining life of 10 years.

Pro Forma Information

The amount of Concept net revenues included in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2012, was $6.2 million and $10.8 million, respectively, and is included in the pro forma information below to provide supplemental comparable information.  The loss of Concept for the same periods of approximately $1.2 million and $2.2 million, respectively, was  included in the Company's condensed consolidated statements operations, which includes intangible amortization and amortization of inventory markup.  The loss from Concept is estimated because the Company is in the process of integrating Concept's operations and the Company does not maintain product line statements of operations.

For the purpose of the summary unaudited pro forma combined supplemental information, the acquisition was assumed to have occurred as of January 1, 2011.  The pro forma combined supplemental information reflects the currency translation from Swiss francs to US dollars for the Concept historical financial statements.  The pro forma information for January 1, 2011, to April 30, 2012, has been calculated after applying the Company's accounting policies and adjusting the results of Concept to reflect the additional amortization of intangible assets, and additional cost of revenues related to the inventory markup that would have been charged assuming the fair value adjustments had been incurred as of January 1, 2011. The unaudited pro forma combined financial information is for informational purposes only and does not purport to represent what the Company's actual results would have been if the acquisition had been completed as of the date indicated above, or that may be achieved in the future. The unaudited pro forma combined supplemental information does not include the effects of any cost savings from operating efficiencies or synergies that may result from the acquisition (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$78,045	$83,483	$235,313	$257,438
Net income (loss)	$(41,673)	$7,902	$(41,110)	$26,276
Earnings (loss) per share - diluted	$(1.44)	$0.26	$(1.44)	$0.87

15. TRANSACTIONS WITH THIRD PARTY:

The Company's strategic relationship with SemiSouth is evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of SemiSouth related assets may not be recoverable. In evaluating impairment, the Company compares the carrying value of the assets to its estimate of undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to its SemiSouth related assets.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on SemiSouth's current financial situation and its likely closure, the Company believes its SemiSouth-related assets are impaired as of September 30, 2012. The Company's third-quarter results include an impairment charge of $33.9 million, comprising the write-off of $6.9 million of lease receivables, $7.0 million of preferred stock, a promissory note (net of imputed interest) in the amount of $13.2 million, $6.2 million for the Purchase Option, and other assets of $0.6 million. The Company has also expensed the prepaid royalty of $10.0 million as it no longer expects to incorporate SemiSouth's technology in the Company's products.

In addition, the Company believes it is probable that the financing company that currently owns SemiSouth's intellectual property will exercise its contractual rights to put SemiSouth's intellectual property to the Company under the terms of the contingent purchase agreement between the Company and the financing company, refer to Note 11, Commitments, for further information. Based on SemiSouth's current financial situation and likely closure, the Company estimates that this intellectual property has no value, and has therefore accrued a charge of $15.3 million related to this contingent obligation.

On October 22, 2010, the Company purchased SemiSouth preferred stock for $7.0 million. Also in October 2010, the Company paid $10.0 million as a prepaid royalty in exchange for the right to use SemiSouth's technology. The Company had intended to amortize the royalty to cost of revenues based on the Company's sales of products incorporating the licensed technology. The Company had classified its strategic relationship with SemiSouth, with a carrying value of $7.0 million and prepaid royalty of $10.0 million within Other Assets in the Company's condensed consolidated balance sheet as of December 31, 2011. At September 30, 2012, the Company recorded the above-mentioned impairment charge, which is reflected in the Company's condensed consolidated statements of income (loss), under the operating expenses, charge related to SemiSouth caption.

In February 2011, the Company entered into an agreement with SemiSouth to provide a lease line for the financing of capital equipment. Under the terms of the agreement, SemiSouth could borrow up to $8.6 million through January 2013, of which a total of $8.6 million had been funded through September 30, 2012. At September 30, 2012, the Company recorded the above-mentioned impairment charge, and wrote off $6.9 million which reflected the remaining receivable balance net of the estimated fair value of the underlying equipment of $0.3 million, and is reflected in the Company's condensed consolidated statements of income (loss), under the other income (expense), charge related to SemiSouth caption.
The Call Option can be exercised by the Company at a multiple of SemiSouth's annualized net operating profits after tax (“NOPAT”) (based on the average of this measure over a period of several months), as defined in the agreement. The multiple is intended to result in an acquisition price equal to the estimated fair value of SemiSouth. The minimum acquisition price would be $36.0 million, subject to certain adjustments. Pursuant to an amended agreement entered into in March 2012, the maximum purchase price shall not exceed $80.0 million.

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

In July 2011, SemiSouth obtained $15.0 million of financing through the sale, and concurrent licensing back, of its intellectual property ("IP") with a financing company. In connection with this arrangement, the Company entered into a contingent purchase commitment with the financing company for SemiSouth's IP, refer to Note 11, Commitments, for further information. The contingent purchase commitment requires the Company to purchase the IP previously owned by SemiSouth from its new owner for $15.0 million (plus reimbursement of certain expenses) under certain conditions generally relating to SemiSouth's failure to make certain payments or SemiSouth's insolvency. In this event, the agreement sets forth a process to be followed before the Company's purchase commitment matures. First, the agreement allows the Company to exercise its Call Option for a certain period of time and under certain conditions. If the Company does not initially exercise its Call Option, then SemiSouth can be sold to a third party during a period of time of up to approximately half a year (which period of time may be shortened by the new SemiSouth IP owner). After that period of time elapses, the Company is obligated to purchase the SemiSouth IP for $15.0 million (plus reimbursement of certain expenses). The Company currently provides a $15.0 million letter of credit to the financing company to secure the contingent purchase commitment. As of September 30, 2012, based on SemiSouth's current financial situation and likely closure, the Company estimates that this intellectual property has no value, and has therefore accrued an additional charge of $15.3 million related to this contingent obligation. The charge is reflected in the Company's condensed consolidated statements of income (loss), under the operating expenses, charge related to SemiSouth caption.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2012, the Company loaned SemiSouth $18.0 million, and in exchange the Company was issued a promissory note. In consideration for the loan the Company obtained an amendment to its 2010 agreement with SemiSouth to establish a maximum purchase price related to both the Company's option to acquire SemiSouth ("Purchase Option") and its potential obligation to acquire SemiSouth (as discussed above). The Company used Level 3 inputs in its fair-market valuation utilizing the income-approach valuation technique. The Company prepared a discounted cash flow analysis using the following unobservable inputs: weighted average cost of capital, long-term revenue growth, control premium, and discount for lack of marketability. The Company then used a Black-Scholes option pricing model to determine the fair value of the Company's purchase option to be approximately $6.2 million. The Company's valuation technique derived inputs principally from market data (i.e., correlation values). At September 30, 2012, the Company recorded the above-mentioned impairment charge, and wrote off the promissory note (net of imputed interest) in the amount of $13.2 million, which is reflected in the Company's condensed consolidated statements of income (loss), under the other income (expense), charge related to SemiSouth caption.
The following table reflects the Company's interest income related to its SemiSouth agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income on note from SemiSouth	$90	$—	$204	$—
Non-cash interest income on note from SemiSouth	665	—	1,445	—
Interest income from SemiSouth lease line	79	21	243	60
Total interest income from SemiSouth	$834	$21	$1,892	$60

16. BANK LINE OF CREDIT:

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
On July 5, 2012, the Company terminated the Credit Agreement and entered into a new Credit Agreement (the "New Credit Agreement") with two banks. The New Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20 million sublimit for the issuance of standby and trade letters of credit. The Company's ability to borrow under the revolving line of credit is conditioned upon the Company's compliance with specified covenants, including reporting and financial covenants, primarily a modified current ratio and a debt to earnings ratio, with which the Company is currently in compliance. The New Credit Agreement terminates on July 5, 2015; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of September 30, 2012, the Company had no amounts outstanding under the agreement other than a letter of credit mentioned below.

As of September 30, 2012, the Company's has a $15.0 million letter of credit under the Credit Agreement. Refer to Note 15, Transactions With Third Party, for details on the Company's outstanding letter of credit.

17. RETIREMENT PLANS:

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

The net periodic benefit cost of the Pension Plan was not material to the Company's financial statements during the three and nine months ended September 30, 2012. The acquired projected benefit obligation of $5.1 million, net of plan assets of $4.5 million, was $0.6 million as of the Closing Date. The projected benefit obligation, net of plan assets, did not change from the closing date to September 30, 2012. The Company has recorded the unfunded amount as a liability in its Condensed

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Balance Sheet at September 30, 2012, under the pension liability caption. The Company expects to make contributions to the Pension Plan of approximately $0.3 million during the current fiscal year.

In accordance with the Compensation-Retirement Benefits Topic of ASC 715-20, the Company will recognize the over-funded or under-funded status of its defined postretirement plan as an asset or liability in its statement of financial position. The company will measure the plan assets and benefit obligations as of the date of the fiscal year-end.

18. SUBSEQUENT EVENT

In October 2012, the Company's board of directors authorized the use of $50.0 million for the repurchase of the Company's common stock. Repurchases are to be executed according to pre-defined price/volume guidelines set by the board of directors. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions as well as other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management's discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A-“Risk Factors” and elsewhere in this report.

Overview
We design, develop, and market analog and mixed-signal integrated circuits (ICs) and other electronic components used in high-voltage power conversion. Our products are used primarily in AC-DC power supplies, which provide power to all manner of electronic applications including mobile phones, computers, home-entertainment equipment, appliances, electronic utility meters, industrial controls and LED lights. Since our May 2012 acquisition of CT-Concept Technologie AG (Concept), we also offer drivers - typically circuit boards containing multiple ICs, electrical isolation components and other circuitry - used to operate arrays of high-voltage, high-power transistors known as IGBT modules. These driver/module combinations are used for power conversion in high-power applications such as industrial motors, solar and wind power systems, electric vehicles and high-voltage DC transmission systems.
We believe that our products enable power converters superior to those designed with competing technologies. We differentiate our products through innovation aimed at helping our customers meet the desired performance specifications for their power converters, including increasingly stringent energy-efficiency and reliability requirements, while minimizing complexity, component count, time-to-market and overall system cost. We invest significant resources in research and development in an effort to achieve this differentiation.
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

In May 2012 we acquired Concept, further expanding our addressable market to include applications up to a gigawatt of power, including industrial motors, renewable energy systems and electric vehicles, and giving us a presence in the energy generation and distribution markets in addition to the energy consumption market.

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

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as light-emitting diodes, or LEDs. We believe this presents a significant opportunity for us because our ICs are used in power-supply, or driver, circuitry for high-voltage LED lighting application such as screw-in replacement bulbs, replacements for fluorescent tubes, signage and street lighting.

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

Recent Results

Our net revenues were $78.0 million and $226.2 million in the three and nine months ended September 30, 2012, respectively, compared to $75.1 million and $232.0 million in the same periods of 2011. The increase for the three-month period was driven by the inclusion of revenues from Concept of $6.2 million, which we acquired in May 2012. The decrease for the nine-month period reflects lower sales of our products into the communications, computer and consumer end markets, largely as a result of weaker demand generally observed across the broader semiconductor industry, partially offset by the inclusion of Concept revenues of $10.8 million. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 64% and 65% of our net revenues in the three and nine months ended September 30, 2012, respectively, compared to 65% of our net revenues in both the three and nine months ended September 30, 2011. Our top two customers, both distributors of our products, collectively accounted for approximately 32% and 33% of our net revenues in the three and nine months ended September 30, 2012, respectively. These same two distributors collectively accounted for approximately 31% of our net revenues in both the three and nine months ended September 30, 2011. International sales accounted for 94% and 95% of our net revenues in the three and nine months ended September 30, 2012, respectively, and 96% of our net revenues in both the three and nine months ended September 30, 2011.

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

Our gross profit was 50% and 49% of net revenues in the three and nine months ended September 30, 2012, respectively, compared to 47% of net revenues in both the three and nine months ended September 30, 2011. The increase in gross margin for these periods was due primarily to lower manufacturing costs, including more favorable wafer pricing from our foundries, our migration to a next-generation, lower-cost process technology for many of our products, and the completion of our conversion from five- to six-inch wafers; the increase was also driven by a more favorable end-market mix. These factors were partially offset by higher period costs resulting from the amortization of intangibles and inventory write-up related to our acquisition of Concept (refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details).

Total operating expenses in the three and nine months ended September 30, 2012, were $55.0 million and $109.2 million, respectively, and $24.5 million and $73.7 million in the same periods in 2011, respectively. The year-over-year increase in both periods was driven primarily by our SemiSouth impairment charges. Our third-quarter results include an impairment charge comprising the write-offs of our $10.0 million prepaid royalty and $15.3 million related to the contingent purchase commitment under which we expect SemiSouth's intellectual property to be put to us by the financing company that currently owns it (refer to Note 15, Transactions With Third Party, in our Notes to Condensed Consolidated Financial Statements, for details on the impairment). The increase in operating expenses was also driven by higher payroll and related expenses (including stock-based compensation expenses) due to increased headcount attributable to our acquisition of Concept, and increased amortization of intangible assets, including the Concept tradename and customer relationships (refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details).

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 74% of our net product sales were made to distributors in the nine months ended September 30, 2012, and 71% in the twelve months ended December 31, 2011. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and requires letters of credit whenever deemed necessary.

Sales to international OEM customers and merchant power supply manufacturers that are shipped from our facility in California are pursuant to Delivered at Frontier, or DAF, shipping terms. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Sales to international OEMs and merchant power supply manufacturers for shipments from our facilities outside of the United States are pursuant to EX Works, or EXW, shipping terms, meaning that title to the product transfers to the customer upon shipment from our foreign warehouses. Shipments to OEMs and merchant power supply manufacturers in the Americas are pursuant to Free on Board, or FOB, point of origin shipping terms meaning that title is passed to the customer upon shipment. Revenue is recognized upon title transfer for sales to OEMs and merchant power supply manufacturers, assuming all other criteria for revenue recognition are met.

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of September 30, 2012, and December 31, 2011, was approximately $20.8 million and $16.7 million, respectively. The total deferred cost as of September 30, 2012, and December 31, 2011, was approximately $10.4 million and $8.8 million, respectively.

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

As of September 30, 2012, we continue to maintain a valuation allowance on a portion of our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in some non-U.S. jurisdictions and certain anticipated capital losses.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, its major tax jurisdiction is the U.S. In the quarter ended March 31, 2011, the IRS began an audit of fiscal years 2007 through 2009 which is currently in process.

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of this ASC, ASU No. 2011-08, Testing Goodwill for Impairment, beginning in the first quarter of 2012 we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We evaluated goodwill for impairment in the fourth quarter 2011, and concluded that no impairment existed as of December 31, 2011. Additionally, no impairment indicators have been identified during the nine months ended September 30, 2012.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.3	53.3	50.9	53.0
Gross profit	49.7	46.7	49.1	47.0
Operating expenses:
Research and development	14.6	13.8	15.1	13.2
Sales and marketing	13.2	10.6	12.2	10.5
General and administrative	10.2	8.2	9.8	8.1
Charge related to SemiSouth	32.4	—	11.2	—
Total operating expenses	70.4	32.6	48.3	31.8
Income (loss) from operations	(20.7)	14.1	0.8	15.3
Other income (expense):
Charge related to SemiSouth	(43.5)	—	(15.0)	—
Other income, net	1.1	0.7	0.7	0.6
Other income (expense), net	(42.4)	0.7	(14.3)	0.6
Income (loss) before provision (benefit) for income taxes	(63.1)	14.8	(13.5)	15.9
Provision for income taxes	(6.3)	4.8	6.1	3.8
Net income (loss)	(56.8)%	10.0%	(19.6)%	12.1%

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and nine months ended September 30, 2012, were $78.0 million and $226.2 million, respectively, compared with $75.1 million and $232.0 million for the same periods in 2011. The increase for the three-month period was driven by the inclusion of revenues from Concept of $6.2 million, which we acquired in May 2012. The decrease for the nine-month period reflects lower sales of our products into the communications, computer and consumer end markets, largely as a result of weaker demand generally observed across the broader semiconductor industry, partially offset by the inclusion of $10.8 million of Concept revenues.

Our net revenue mix by end market for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
End Market	2012	2011	2012	2011
Consumer	36%	39%	37%	37%
Communications	23%	26%	25%	29%
Industrial	31%	23%	27%	22%
Computer	10%	12%	11%	12%

International sales, consisting of sales outside of the Americas based on “ship to” customer locations, were $73.7 million and $214.3 million in the three and nine months ended September 30, 2012, and $71.9 million and $221.8 million in the same periods of 2011, respectively. Although the power supplies using our products are distributed to end markets worldwide, most of these power supplies are manufactured in Asia. As a result, sales to this region represented 82% of our net revenues for both the three and nine months ended September 30, 2012, and 84% of our net revenues for both the three and nine months ended September 30, 2011. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales through distributors accounted for 76% and 74% of net revenues in the three and nine months ended September 30, 2012, respectively and 72% and 70% of net revenues in the three and nine months ended September 30, 2011, respectively, with direct sales to OEMs and power supply manufactures accounting for the remainder.
The following customers accounted for 10% or more of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2012	2011	2012	2011
A	20%	19%	21%	19%
B	12%	12%	12%	12%

Customers A and B are distributors of our products. No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$78.0	$75.1	$226.2	$232.0
Gross profit	$38.8	$35.0	$111.1	$109.1
Gross margin	49.7%	46.7%	49.1%	47.0%

The increase in gross margin for the three and nine months ended September 30, 2012, compared with the same periods in the prior year was due primarily to lower manufacturing costs, including more favorable wafer pricing from our foundries, our migration to a next-generation, lower-cost process technology for many of our products, and the completion of our conversion from five- to six-inch wafers; the increase was also driven by a more favorable end-market mix. These factors were partially offset by higher period costs resulting from the amortization of intangibles and inventory write-up related to our acquisition of Concept (refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details).

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$78.0	$75.1	$226.2	$232.0
R&D expenses	$11.4	$10.3	$34.1	$30.6
R&D expenses as a % of net revenue	14.6%	13.8%	15.1%	13.2%

R&D expenses increased in the three and nine months ended September 30, 2012, compared to the same periods in 2011, driven primarily by increased payroll and related expenses resulting from increased headcount due primarily to our acquisition of Concept, and increased stock-based compensation expense due to annual RSU awards granted to employees in addition to RSUs granted to Concept employees. In addition, R&D expenses for 2012 include accrued stock-based compensation expenses related to PSUs that are expected to vest, whereas no PSU stock-based compensation expense was recognized in the corresponding periods of 2011. The increase for the nine-month period also reflects increased product-development expenses related to foundry qualifications and ongoing new-product development.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, and facilities expenses, including expenses associated with our regional sales and support offices. Sales and marketing expenses also include the amortization of acquisition-related intangible assets including tradenames and customer relationships. The table below compares sales and marketing expenses for the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$78.0	$75.1	$226.2	$232.0
Sales and marketing expenses	$10.3	$8.0	$27.6	$24.3
Sales and marketing expenses as a % of net revenue	13.2%	10.6%	12.2%	10.5%

Sales and marketing expenses increased in the three and nine months ended September 30, 2012, compared to the same periods of 2011, due primarily to the acquisition of Concept, which resulted in increased expenses related to amortization of acquired intangible assets, as well as increased headcount, which resulted in higher payroll and related expenses including stock-based compensation expense. In addition, sales and marketing expenses for 2012 include accrued stock-based compensation expenses related to PSUs that are expected to vest, whereas no PSU stock-based compensation expense was recognized in the corresponding periods of 2011.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$78.0	$75.1	$226.2	$232.0
G&A expenses	$7.9	$6.1	$22.1	$18.8
G&A expenses as a % of net revenue	10.2%	8.2%	9.8%	8.1%

G&A expenses increased in the three and nine months ended September 30, 2012, compared to the prior year, due to increased headcount from our acquisition of Concept, resulting in increased payroll and related expenses, including stock-based compensation expense. In addition, temporary increases in professional service expenses for the nine-month period of $0.9 million, associated with the acquisition contributed to the increase.

Charge Related to SemiSouth. In October 2012, information became known to us that provided evidence that our SemiSouth related assets were impaired as of September 30, 2012. As a result we incurred a charge of $25.3 million as of September 30, 2012, comprising the write-offs of a prepaid royalty of $10.0 million and $15.3 million related to the contingent purchase commitment under which we expect SemiSouth's intellectual property to be put to us by the financing company that currently owns it. Refer to Note 15, Transactions With Third Party, in our Notes to Condensed Consolidated Financial Statements for details on the SemiSouth charge.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gain or loss, in addition to an impairment charge related to SemiSouth. The table below compares other income, net for the three and nine months ended

September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$78.0	$75.1	$226.2	$232.0
Other income (expense)	$(33.1)	$0.6	$(32.3)	$1.5
Other income (expense) as a % of net revenue	(42.4)%	0.7%	(14.3)%	0.6%

Other income (expense), net, decreased in the three and nine months ended September 30, 2012, compared to the same periods in 2011. The decrease was related to a charge for SemiSouth of $33.9 million, comprising the write-off of $6.9 million of lease receivables, $7.0 million of preferred stock, a promissory note (net of imputed interest) in the amount of $13.2 million, $6.2 million for the Purchase Option, and other assets of $0.6 million. Refer to Note 15, Transactions With Third Party, in our Notes to Condensed Consolidated Financial Statements for details on the SemiSouth impairment

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes.
The table below compares income tax expenses for the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) before provision (benefit) for income taxes	$(49.3)	$11.1	$(30.4)	$36.9
Provision for income taxes	$(4.9)	$3.6	$13.7	$8.9
Effective tax rate	10.0%	32.4%	(45.1)%	24.2%

Our effective tax rates for the three and nine months ended September 30, 2012, were 10.0% and (45.1%), respectively, compared to 32.4% and 24.2% for the three months and nine months ended September 30, 2011, respectively. In the nine months ended September 30, 2012, the effective tax rate was negative as a result of the above-mentioned SemiSouth charge and the IRS audit agreement described in Note 9, Provision for Income Taxes, in our Notes to Condensed Consolidated Financial Statements. The audit agreement includes federal and state taxes plus interest charges totaling approximately $44.8 million, partially offset by the reversal of related unrecognized tax benefits and other items of $29.1 million, for a net charge of $15.7 million. Our effective tax rates for the periods ended September 30, 2011, were lower than the statutory rate due primarily to the geographic distribution of our earnings and the beneficial impact of the research and experimentation tax credit.

Liquidity and Capital Resources

As of September 30, 2012, we had $110.4 million in cash, cash equivalents and short-term and long-term investments, down approximately $102.4 million from $212.8 million as of December 31, 2011. As of September 30, 2012, we had
working capital, defined as current assets less current liabilities, of $130.2 million, a decrease of approximately $87.3 million from $217.5 million as of December 31, 2011. The decrease in cash, cash equivalents and marketable securities and working capital primarily resulted from the acquisition of Concept (refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details) and the payment of $42.4 million in conjunction with the IRS audit agreement.

In March 2012, we loaned SemiSouth 18.0 million, and in exchange we were issued a promissory note. In October 2012, information became known to us that provided evidence that our loan to SemiSouth was other than temporarily impaired as of September 30, 2012, and as a result the loan was written off. The charge was reflected in the condensed consolidated statements of income (loss) under the other income (expense), charge related to SemiSouth caption for the three and nine months ended September 30, 2012 (see Note 15, Transactions With Third Party, in our Notes to Condensed Consolidated Financial Statements for further details on the SemiSouth loan).

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

On July 5, 2012, we terminated the Credit Agreement and entered into a new Credit Agreement (the "New Credit Agreement") with two banks. The New Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a modified current ratio and a debt to earnings ratio, with which we are currently in compliance. The New Credit Agreement terminates on July 5, 2015; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of September 30, 2012, we had no amounts outstanding under our agreement other than a letter of credit mentioned below.

In connection with entering into the New Credit Agreement, as of July 5, 2012, our existing $15.0 million letter of credit under the Credit Agreement with a bank, was deemed to have been issued pursuant to and subject to the terms and conditions of the New Credit Agreement.

The letter of credit was provided in connection with a contingent purchase commitment with a financing company which requires us to purchase IP previously owned by SemiSouth from its new owner for $15 million (plus reimbursement of certain expenses) under certain conditions, generally relating to SemiSouth's failure to make certain payments or SemiSouth's insolvency. As of September 30, 2012, we believe it is probable that the financing company that currently owns SemiSouth's intellectual property will exercise its contractual rights to put SemiSouth's intellectual property to us under the terms of the contingent purchase agreement between us and the financing company. Based on SemiSouth's current financial situation and likely closure, we estimate that this intellectual property has no value, and have therefore accrued an additional charge of $15.3 million related to this contingent obligation. Refer to Note 15, Transactions With Third Party, in our Notes to Condensed Consolidated Financial Statements, for details on our agreement.

Operating activities generated cash of $29.7 million in the nine months ended September 30, 2012. The net loss for this period was $44.1 million; we also incurred non-cash depreciation, amortization of intangible assets and stock-based compensation expenses of $11.4 million, $3.3 million and $10.5 million, respectively. In addition, we incurred a $59.2 million (of which $43.9 million was non-cash) impairment charge related to our SemiSouth assets (refer to Note 15, Transactions With Third Party, in our Notes to Condensed Consolidated Financial Statements, for details on our SemiSouth impairment and charges). Additional sources of cash included (1) a $15.7 million decline in inventory due to reduced wafer purchases, and (2) a $4.8 million increase in accounts payable primarily due to the timing of payments and our acquisition of Concept. These sources of cash were partially offset by a (1) a $28.3 million decrease in taxes payable and other accrued liabilities primarily in connection with our IRS agreement, refer to Note 9, Provision for Income Tax, in our Notes to Condensed Consolidated Financial Statements for details on our agreement, and (2) a $11.3 million increase in prepaid expenses and other assets primarily related to prepaid taxes (in connection with the tax benefit related to the SemiSouth impairment and the above-mentioned tax agreement).

Operating activities generated cash of $60.0 million in the nine months ended September 30, 2011. Our net income for this period was $28.0 million; we also incurred non-cash depreciation, amortization of intangibles and stock-based compensation expenses of $11.3 million, $0.7 million and $6.6 million, respectively. Additional sources of cash included (1) a $10.2 million decline in inventory due to reduced wafer purchases, (2) a $4.9 million increase in taxes payable and accrued liabilities resulting primarily from an increase in our long-term tax liability and (3) a $2.8 million decrease in prepaid legal fees and prepaid inventory amortization. These sources of cash were partially offset by (1) a $4.5 million increase in accounts receivable due to higher shipments at the end of September compared to December and the timing of sales rebate payments in the fourth quarter of 2010 versus the third quarter of 2011 and (2) a $1.9 million decrease in deferred income on sales to distributors resulting from decreased inventory levels at our distributors.

Our investing activities in the nine months ended September 30, 2012, resulted in a $109.0 million net use of cash, consisting of: (1) $115.7 million related to the acquisition of Concept, (2) $18.0 million for a loan to SemiSouth (refer to Note 15, Transactions With Third Party, in our Notes to Condensed Consolidated Financial Statements, for further details) and (3) $12.2 million for purchases of property and equipment, primarily manufacturing equipment to support our growth, and building improvements in connection with our research and development facility in New Jersey. These uses of cash were partially offset by $36.8 million of proceeds from maturities of marketable securities.

Our investing activities in the nine months ended September 30, 2011, resulted in a $45.9 million net use of cash, consisting of (1) $16.2 million for purchases of property and equipment, primarily manufacturing equipment to support our growth, and building improvements in connection with our research and development facility in New Jersey, (2) $6.9 million paid in relation to the acquisition of QSpeed in 2011, (3) $8.0 million in connection with our lease line of credit to SemiSouth and (4) $16.1 million, net, for purchases of held-to maturity investments. These uses of cash were partially offset by $2.2 million in proceeds from the sale of capital equipment.

Our financing activities in the nine months ended September 30, 2012, resulted in net cash proceeds of $14.2 million. Financing activities consisted primarily of proceeds of $18.0 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $4.3 million for the payment of dividends to stockholders. Our financing activities in the nine months ended September 30, 2011, resulted in a $21.2 million net use of cash. Financing activities consisted primarily of $35.8 million for the repurchase of our common stock and $4.3 million for the payment of dividends to stockholders. This cash usage was partially offset by proceeds of $18.2 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

In January 2012, our board of directors continued dividend payments by declaring four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. The first three quarterly dividend payments of approximately $1.4 million per quarter were made on March 30, 2012, June 29, 2012, and September 28, 2012, with the subsequent quarterly payment to be approximately the same amount. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. Repurchases are executed according to pre-defined price/volume guidelines set by the board of directors. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

As of September 30, 2012, we have a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $10.3 million. The tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

In the first quarter of 2011, the IRS informed us that it intended to propose material adjustments to our taxable income for fiscal years 2003 through 2006 related to our intercompany research and development cost-sharing arrangement and related issues. In December 2011, we received an addendum to the notice of proposed adjustments from the IRS related to our intercompany research-and-development cost-sharing arrangement. In the quarter ended June 30, 2012, we reached an agreement with the IRS to settle all positions and close out the examination of our income tax returns for the years 2003 through 2006. Under the agreement, in the third quarter of 2012, we made a one-time payment of taxes and interest totaling approximately $42.4 million.

Though we believe the IRS's position with respect to the adjustments is inconsistent with applicable tax law, and that we had a meritorious defense to our position, we elected to accept a negotiated agreement that we believe to be in the best interests of our stockholders. The agreement addresses the royalty issue related to our international tax structure for all tax years after 2003 (including the years 2007 - 2009, which are currently being audited by the IRS). Further, the agreement confirms that the royalty arrangement between Power Integrations, Inc. and its foreign subsidiary will conclude on October 31, 2012, resulting in a substantially lower effective tax rate for us in future periods. Also, the agreement will allow us to repatriate up to $101.9 million from our foreign-based subsidiary in future periods without incurring U.S. income taxes.

There were no other material changes, other than stated in the liquidity section above, outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our existing cash, cash equivalents and investment balances may change during the year due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to our acquisitions. Our intent is to permanently reinvest our earnings from foreign operations. In the event funds from foreign operations are needed, in addition to the $101.9 million we can repatriate (less $20.0 million already repatriated as of September 30, 2012) in connection with our IRS agreement, to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in connection with the repatriation of any funds.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. In the first quarter of 2012, we changed our investment policy to allow the sale of long-term and short-term investments prior to their stated maturity date. We generally hold securities until maturity; however, they may now be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this change in policy we classify our investment portfolio as available-for-sale as opposed to held-to-maturity. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At September 30, 2012, and December 31, 2011, we held primarily cash equivalents and short-term and long-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, most of our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of September 30, 2012, or December 31, 2011, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of September 30, 2012, our primary transactional currency was in U.S. dollars; in addition, we hold cash in Swiss francs as a result of our acquisition of Concept. We completed the acquisition of Concept, which is located in Biel, Switzerland, in the second quarter of 2012. Included in the assets acquired was cash denominated in Swiss francs, which will be used to fund Concept operations. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our income, before provision for income tax, of a change in the value of the U.S. dollar compared to the Swiss franc as of September 30, 2012. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	September 30, 2012
	5%	10%
Swiss Franc foreign exchange impact (in thousands of USD)	$159	$318

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc is recorded in other income in our condensed consolidated statements of income (loss).

    We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of September 30, 2012, and December 31, 2011, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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
Changes in Internal Control over Financial Reporting
On May 1, 2012, we completed the acquisition of Concept. We have not completed integrating Concept into our systems and control environment as of September 30, 2012. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for nine months ended September 30, 2012, and 96% of our net revenues for the year ended December 31, 2011. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We also in the future may have strategic relationships with other companies, which may decline in value and/or not meet desired objectives. The success of these strategic relationships depends on various factors over which we may have limited or no control and requires ongoing and effective cooperation with strategic partners. Moreover, these relationships are often illiquid, such that it may be difficult or impossible for us to monetize such relationships.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 65% of our net revenues in the nine months ended September 30, 2012, and 62% of our net revenues for the year ended December 31, 2011. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. Repurchases are executed according to pre-defined price/volume guidelines set by the board of directors. Authorization of future stock repurchase programs are at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

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

POWER INTEGRATIONS, INC.

Dated:	October 30, 2012	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.1
Share Purchase Agreement, dated March 30, 2012, by and between Heinz Rüedi, Power Integrations Netherlands B.V. and Power Integrations Limited regarding shares of Concept Beteiligungen AG and CT-Concept Holding AG. (As filed with the SEC as Exhibit 2.01 to our Current Report on Form 8-K on May 7, 2012, SEC File No. 000-23441.)*

3.1	Restated Certificate of Incorporation. (As filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on February 29, 2012, SEC File No. 000-23441.)

3.2	Amended and Restated Bylaws. (As filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on January 30, 2012, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1	Credit Agreement, dated July 5, 2012, by and between Power Integrations, Inc., Union Bank N.A. and Wells Fargo Bank, National Association.

10.2	Description of Director Equity Compensation Program

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.
_____________

*    Confidential treatment has been granted for portions of this exhibit.

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