Form 10-K
period 2012-12-31
POWER INTEGRATIONS INC
filed 2013-02-22
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of registrant's voting and non-voting common stock held by non-affiliates of registrant on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $853 million, based upon the closing sale price of the common stock as reported on The NASDAQ Global Select Market. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Outstanding shares of registrant's common stock, $0.001 par value, as of February 8, 2013: 28,787,802.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the 2013 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including information incorporated by reference herein, includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of words such as “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “outlook”, “if”, “future”, “intend”, “plan”, “estimate”, “predict”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if demand for our products declines in our major end markets, our net revenues will decrease; we depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, Swiss franc and Euro, may impact our gross margin or net income; we are being audited by the IRS, and are engaged in intellectual property litigation, either of which, if the outcome is unfavorable to us, could result in significant losses and the right to use some of our technologies; and the other risks factors described in Item 1A of Part I -- “Risk Factors” of this Form 10-K. We make these forward looking statements based upon information available on the date of this Form 10-K, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I -- “Risk Factors,” Item 7 of Part II -“Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

PART I.

Item 1. Business.

Overview

We design, develop and market analog and mixed-signal integrated circuits (ICs) and other electronic components and circuitry used in high-voltage power conversion. Our products are used in power converters that convert electricity from a high-voltage source (i.e., 48 volts or higher) to the type of power required for a specified downstream use. In most cases, this conversion entails, among other functions, converting alternating current (AC) to direct current (DC) or vice versa, reducing or increasing the voltage, and regulating the output voltage and/or current according to the customer's specifications.

A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computers, entertainment and networking equipment, appliances, electronic utility meters, industrial controls and LED lights. Our highly integrated IC products incorporate high-voltage transistors (MOSFETs) and low-voltage control circuitry on either a monolithic die or in a hybrid configuration (i.e., separate MOSFETs and controllers side-by-side in a single package). We believe our patented TOPSwitch ICs, introduced in 1994, were the first highly integrated ICs to achieve widespread acceptance in the power-supply market. We have since introduced additional product families to broaden our addressable market and increase the functionality of our products; we currently offer IC products that can be used in power supplies with output wattages up to approximately 500 watts.

    Since our May 2012 acquisition of CT-Concept Technologie AG (Concept), we also offer IGBT drivers - circuit boards containing multiple ICs, electrical isolation components and other circuitry - used to operate arrays of high-voltage, high-power transistors known as IGBT modules. These driver/module combinations are used for power conversion in high-power applications (i.e., power levels ranging from tens of kilowatts up to one gigawatt (1 billion watts)) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

Our products bring a number of important benefits to the power-conversion market compared with less advanced alternatives, including reduced component count and design complexity, smaller size, higher reliability and reduced time-to-market. Our products also improve the energy efficiency of power converters, helping our customers meet the increasingly stringent efficiency standards that have been adopted around the world for many electronic products, and improving the efficacy of renewable-energy systems, electric vehicles and other high-power applications.

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

Switchers are generally smaller, lighter-weight and more energy-efficient than linear transformers. However, switchers designed with discrete components are highly complex, containing numerous components and requiring a high level of analog design expertise. Further, the complexity and high component count of discrete switchers makes them relatively costly and difficult to manufacture and causes them to be prone to failures. Also, some discrete switchers lack inherent safety and energy-efficiency features; adding these features may further increase the component count, cost and complexity of the power supply.

In high-power systems such as industrial motor drives, electric locomotives and renewable-energy systems, power conversion is typically performed using arrays of high-power silicon transistors known as IGBT modules; these modules are operated by electronic circuitry known as IGBT drivers, whose function is to ensure accurate, safe and reliable operation of the IGBT modules. Much like discrete power supplies, discrete IGBT drivers have tended to be highly complex, requiring a large number of components and a great deal of design expertise.

Our Highly Integrated Approach

In 1994 we introduced TOPSwitch, the industry's first cost-effective high-voltage IC for switched-mode AC-DC power supplies; we have since introduced a range of other product families such as TinySwitch, LinkSwitch and Hiper, which have expanded the range of power-supply applications we can address. In May 2012 we acquired Concept, further expanding our addressable market to include IGBT drivers.

Our integrated circuits and IGBT drivers drastically reduce the complexity and component count of power converters compared to typical discrete designs by incorporating into ICs many of the functions otherwise performed by numerous discrete electronic components, and by eliminating (or reducing the size and cost of) additional components through innovative system design. As a result, our products enable power converters to have superior features and functionality at a total cost equal to or lower than that of many competing alternatives. Our products offer the following key benefits:

•Fewer Components, Reduced Size and Higher Reliability

Our highly integrated ICs and IGBT drivers enable designs with up to 70% fewer components than comparable discrete designs. This reduction in component count enhances reliability and efficiency, reduces size, accelerates time-to-market and results in lower manufacturing costs for our customers. Power supplies that incorporate our ICs are also lighter and more portable than comparable power supplies built with copper-and-iron linear transformers, which are still used in some low-power applications.

•Reduced Time-to-Market, Enhanced Manufacturability

Because our products eliminate much of the complexity associated with the design of power converters, designs can typically be completed in much less time, resulting in more efficient use of our customers' design resources and shorter time-to-market for new designs. The lower component count and reduced complexity enabled by our products also makes designs more suitable for high-volume manufacturing. We also provide extensive hands-on design support as well as online design tools, such as our PI Expert design software, that further reduce time-to-market and product development risks.

•Energy Efficiency

Our patented EcoSmart technology, introduced in 1998, improves the energy efficiency of electronic devices during normal operation as well as standby and “no-load” conditions. This technology enables manufacturers to cost-effectively meet the growing demand for energy-efficient products, and to comply with increasingly stringent energy-efficiency requirements. Our Concept IGBT drivers also enable very high efficiency in high-power systems; in many such systems, such as renewable-energy installations, even small efficiency gains can dramatically shorten the “payback” period over which the cost of a system is recovered through energy savings.

•Wide Power Range and Scalability

Products in our current IC families can address AC-DC power supplies with output wattages up to approximately 500 watts as well as some high-voltage DC-DC applications; our Concept IGBT drivers are used in applications with power levels as high as one gigawatt. Within each of our product families, the designer can scale up or down in power to address a wide range of designs with minimal design effort.

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

In response to concerns about the environmental impact of carbon emissions, policymakers are taking action to promote energy efficiency. For example, the ENERGY STAR® program and the European Union Code of Conduct encourage manufacturers of electronic devices such as home appliances, DVD players, computers, TVs and external power supplies to comply with voluntary energy-efficiency specifications. In 2007, the California Energy Commission, or CEC, implemented mandatory efficiency standards for external power supplies. In 2009 the CEC announced mandatory efficiency standards for televisions, which took effect in 2011, and in January 2012 the CEC announced mandatory efficiency standards for battery-charging systems, which are scheduled to take effect in 2013.

The CEC standards for external power supplies were implemented nationwide in the U.S. in July 2008 as a result of the Energy Independence and Security Act of 2007 (EISA). Similar standards took effect in the European Union in 2010 as part of the EU's EcoDesign Directive for Energy-Related Products. Also in 2010, the EcoDesign Directive implemented standards limiting standby power consumption on a wide range of electronic products; the limit was reduced by 50 percent beginning in 2013, with many products now limited to 500 milliwatts of standby usage. The EISA law also required substantial improvements in the efficiency of lighting technologies beginning in 2012; these new rules were implemented in California in 2011. Plans to phase out conventional incandescent lamps have also been announced in Canada, Australia and Europe.

We offer products that we believe enable manufacturers to meet or exceed these and all other current and proposed energy-efficiency regulations for electronic products. Our EcoSmart technology, introduced in 1998, dramatically reduces waste in both operating and standby modes: we estimate that this technology has saved billions of dollars' worth of standby power worldwide since 1998. In 2010 we introduced our CapZero and SenZero IC families, which eliminate additional sources of standby waste in some power supplies; we have also introduced a range of product families designed specifically for LED-lighting applications.

Products

Below is a brief description of our products:

•AC-DC power conversion products for the low-power market

TOPSwitch, our first commercially successful product family, was introduced in 1994. Since that time we have introduced a wide range of products (including five subsequent generations of TOPSwitch) to both improve upon the functionality of the original TOPSwitch and broaden the range of power levels we can address. In 1998 we introduced TinySwitch, the first family of products to incorporate our EcoSmart technology; in 2012, we introduced the fourth generation of the TinySwitch line, TinySwitch-4. In 2002 we introduced LinkSwitch, the industry's first highly integrated IC designed specifically to replace linear transformers. LinkSwitch-II, our second-generation LinkSwitch, was introduced in 2008.

In 2010 we introduced two extensions of the LinkSwitch product line, LinkZero-AX and LinkZero-LP, which enable designers to achieve standby power consumption as low as zero watts in some applications. Since 2010 we have also introduced a range of product families designed specifically for LED-lighting applications.

This portfolio of power-conversion products generally addresses power supplies ranging from less than one watt of output up to approximately 50 watts of output, a market we refer to as the “low-power” market. This market consists of an extremely broad range of applications including mobile-device chargers, consumer appliances, utility meters, LCD monitors, standby power supplies for desktop computers and TVs and numerous other consumer and industrial applications.

•Products for the mid-power market

To further expand our addressable market, we have recently introduced a range of products designed for use in applications up to approximately 500 watts of output. We believe these products enable us to bring many of the same benefits to the “mid-power” market that we have historically brought to the low-power market, including reduced component count, improved reliability and better energy-efficiency compared with competing alternatives. Our Hiper family of products includes both power-conversion and power-factor-correction products for high-power applications, which include main power supplies for desktop computers, TVs and game consoles, as well as LED street lights and a variety of other applications.

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

•IGBT drivers

As a result of our May 2012 acquisition of Concept, we now offer a range of IGBT-driver products sold primarily under the SCALE and SCALE-2 product-family names. These products are fully assembled circuit boards incorporating multiple ICs, electrical isolation components and other circuitry. We offer both fully customized “plug-and-play” drivers designed specifically for use with particular IGBT modules, as well as “driver cores,” which provide more basic driver functionality that customers can then customize to their own specifications after purchase.

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

Other Product Information

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, Hiper, Qspeed, Scale-I, Scale-II, CONCEPT, Concept A Power Integrations Company and PI Expert are trademarks of Power Integrations, Inc.

Product Markets and Customers

Our net revenues consist primarily of sales of our high-voltage, analog and mixed-signal integrated-circuit products, commonly referred to as ICs, and high-performance, high-voltage silicon diodes. When evaluating our net revenues, we categorizes our sales into the following four major end markets served; consumer, communications, industrial electronics and computer. The table below provides net sales activity by end markets served on a comparative basis for all periods:

	Year Ended December 31,
End Market	2012	2011	2010
Consumer	36%	38%	38%
Communications	24%	28%	31%
Industrial electronics	28%	22%	19%
Computer	12%	12%	12%

The following chart shows the primary applications of our products in power supplies in several major market categories.

Market Category	Primary Applications
Communications	Mobile phone chargers, routers, cordless phones, broadband modems, voice-over-IP phones, other network and telecom gear
Consumer	Major appliances, air conditioners, set-top boxes for cable and satellite services, small appliances, DVD players, digital cameras, TVs, videogame consoles
Computer	Desktop PCs, LCD monitors, servers, LCD projectors, adapters for notebook computers
Industrial
LED lighting, industrial controls, utility meters, motor controls, uninterruptible power supplies, industrial motor drives, renewable energy systems, electric locomotives, high-voltage DC transmission systems

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent distributors. We have sales offices in the United States, Switzerland, United Kingdom, Germany, Italy, India, China, Japan, Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 26%, 29% and 33% of our net product revenues for 2012, 2011 and 2010, respectively, while sales to and through distributors accounted for approximately 74%, 71% and 67% for 2012, 2011 and 2010, respectively. All distributors are entitled to return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements and sales representatives and distributors can discontinue marketing any of our products at any time.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 64%, 65% and 62% of our net revenues for 2012, 2011 and 2010, respectively.

The following customers, both distributors, accounted for 10% or more of total net revenues in 2012, 2011 and 2010:

	Year Ended December 31,
Customer	2012	2011	2010
Avnet	20%	19%	17%
ATM Electronic Corporation	12%	13%	11%

No other customers accounted for more than 10% of net revenues in these periods.

In 2012, 2011 and 2010 sales to customers in the United States accounted for approximately 5%, 4% and 4% of our net revenues, respectively, and sales to customers outside of the United States accounted for approximately 95%, 96% and 96% of our net revenues, respectively. See Note 6, “Significant Customers and Export Sales,” in our Notes to Consolidated Financial Statements regarding sales to customers located in foreign countries. See our consolidated financial statements regarding total revenues and profit for the last three fiscal years.

We are subject to risks stemming from the fact that most of our manufacturing and most of our customers are located in foreign jurisdictions. Risks related to our foreign operations are set forth in Item 1A of this Annual Report on Form 10-K, and include: potential weaker intellectual property rights under foreign laws, the burden of complying with foreign laws and foreign-currency exchange risk. See, in particular, the risk factor “Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks” in Item 1A of this Form 10-K.

Backlog

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers' requirements and in manufacturing availability. Historically, our business has been characterized by short lead-time orders and quick delivery schedules; for this reason, and because orders in backlog are subject to cancellation or postponement, backlog is not necessarily a reliable indicator of future revenues. Furthermore, except in the case of our Concept products, we do not recognize revenue on distribution sales until our distributors report that they have sold our products to their customers. As a result, our revenues in a given period can differ significantly from the value of the products we ship in the same period. We believe this further reduces the reliability of order backlog as an indicator of future revenues.

Research and Development

Our research and development efforts are focused on improving our high-voltage device structures, wafer fabrication processes, analog circuit designs, system-level architectures and packaging. We seek to introduce new products to expand our addressable markets, further reduce the costs of our products, and improve the cost-effectiveness and functionality of our customers' power converters. We have assembled a team of highly skilled engineers to meet our research and development goals. These engineers have expertise in high-voltage device structure and process technology, analog IC design, system architecture and packaging.

In 2012, 2011 and 2010, we incurred costs of $45.7 million, $40.3 million and $35.9 million, respectively, for research and development. Research and development expenses increased in 2012 compared to the prior year due primarily to the Concept acquisition which increased payroll and related expenses resulting from increased headcount, and increased stock-based compensation (See Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details). Stock compensation expense increased in 2012 due to annual restricted stock unit awards ("RSUs") granted to employees and stock-based compensation expenses related to performance-based awards ("PSUs") recognized in 2012, whereas no PSU stock-based compensation expense was recognized in the corresponding period of 2011. R&D expenses increased in 2011 over 2010 due to an acquisition completed in August 2010, which increased headcount and payroll-related expenses as well as facilities expenses (See Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details). Product-development and materials expenses also increased year-over-year, due to expenses related to foundry qualifications and new-product development. We expect to continue to invest significant funds in research and development activities.

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights. As of December 31, 2012, we held 534 U.S. patents and had received foreign patent protection on these patents resulting in 390 foreign patents. The U.S. patents have expiration dates ranging from 2013 to 2030. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, Europe and Japan.

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

Long-lived Assets

Our long-lived assets consist of property and equipment and intangible assets. Our intangible assets consist of developed and in-process technology, licenses, patents, customer relationships, tradename and goodwill. Our long-lived assets, including property and equipment and intangible assets, are located in the United States and in foreign countries; U.S. long-lived assets represented 40%, 59% and 57% of total long-lived assets in 2012, 2011 and 2010, respectively, and long-lived assets held outside of the United States represented 60%, 41% and 43% of total long-lived assets in 2012, 2011 and 2010, respectively. In 2012 the majority of our fixed assets were located in foreign countries, primarily Switzerland which held 33% of the our long-lived assets. No other country held more than 10% of our long-lived assets in 2012, 2011 and 2010. See Note 2, Summary of Significant Accounting Policies, in our notes to consolidated financial statements regarding total property and equipment located in foreign countries.

Manufacturing

We contract with four foundries for the manufacture of the vast majority of our silicon wafers: (1) ROHM Lapis Semiconductor Co., Ltd., or Lapis, (formerly OKI Electric Industry), (2) Seiko Epson Corporation, or Epson, (3) X-FAB Dresden GmbH & Co. KG, or X-FAB, and (4) Renesas Technology Corporation, or Renesas, (through its subsidiary NEC Electronics America, Inc.). These contractors manufacture wafers using our proprietary high-voltage process technologies at fabrication facilities located in Japan and Germany; wafers for our IGBT-driver products are also manufactured by X-FAB. For a small number of our products, we also buy wafers manufactured in Singapore by Global Foundries using a standard, non-proprietary process to implement some integrated control circuits for use in combination with our proprietary high-voltage MOSFETs.

Our IC products are assembled and packaged by independent subcontractors in China, Malaysia, Thailand and the Philippines. Our ICs are tested predominantly at the facilities of our packaging subcontractors in Asia and, to a small extent, at our headquarters facility in San Jose, California. Our IGBT-driver boards are assembled by an independent subcontractor in Sri Lanka and tested at our facility in Switzerland.

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

Our proprietary high-voltage processes do not require leading-edge geometries for them to be cost-effective, and thus we can use our foundries' older, low-cost facilities for wafer manufacturing. However, because of our highly sensitive high-voltage process, we must interact closely with our foundries to achieve satisfactory yields. Our wafer supply agreements with Lapis, Epson, X-FAB and Renesas expire in April 2018, December 2020, December 2020 and August 2014, respectively. Under the terms of the Lapis agreement, Lapis has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Lapis and us. In addition, Lapis requires us to supply them with a rolling six-month forecast on a monthly basis. Our agreement with Lapis provides for the purchase of wafers in U.S. dollars, with mutual sharing of the impact of the fluctuations in the exchange rate between the Japanese yen and the U.S. dollar. Under the terms of the Epson agreement, Epson has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Epson and us. The agreement with Epson also requires us to supply rolling six-month forecasts on a monthly basis, to provide for the purchase of wafers in U.S. dollars and to share the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the Renesas agreement and X-FAB agreement, both foundries have agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by each of these foundries and us. The agreements with Renesas and X-FAB also require us to supply them with rolling six-month forecasts on a monthly basis. Our purchases of wafers from Renesas and X-FAB are denominated in U.S. dollars.

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

Competition

Competing alternatives to our high-voltage ICs for the power-supply market include monolithic and hybrid ICs from companies such as Fairchild Semiconductor, STMicroelectronics, Infineon, ON Semiconductor and Sanken Electric Company, as well as PWM-controller chips paired with discrete high-voltage bipolar transistors and MOSFETs, which are produced by a large number of vendors. Self-oscillating switchers, built with discrete components supplied by numerous vendors, are also commonly used. For some applications, line-frequency transformers are also a competing alternative to designs utilizing our products. Our IGBT-driver products compete with alternatives from such companies as Avago, Infineon, Semikron, as well as designs developed in-house by potential customers.

Generally, our products enable customers to design power converters with total bill-of-materials (BOM) costs similar to those of competing alternatives. As a result, the value of our products is influenced by the prices of discrete components, which fluctuate in relation to market demand, raw-material prices and other factors, but have generally decreased over time.

While we vary the pricing of our ICs in response to fluctuations in prices of alternative solutions, we also compete based on a variety of other factors. Most importantly, the highly integrated nature of our products enables designs that utilize fewer total components than comparable discrete designs or designs using other integrated or hybrid products. This enables power converters to be designed more quickly and manufactured more efficiently and reliably than competing designs. We also compete on the basis of product functionality such as safety features and energy-efficiency features and on the basis of the technical support we provide to our customers. This support includes hands-on design assistance as well as a range of design tools and documentation such as software and reference designs. We also believe that our record of product quality and history of delivering products to our customers on a timely basis serve as additional competitive advantages.

Warranty

We generally warrant that our products will substantially conform to the published specifications for 12 months from the date of shipment. Under the terms of our purchase orders, our liability is limited generally to either a credit equal to the purchase price or replacement of the defective part.

Employees

As of December 31, 2012, we employed 526 full time personnel, consisting of 94 in manufacturing, 160 in research and development, 224 in sales, marketing and applications support, and 48 in finance and administration.

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

Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997.

Executive Officers of the Registrant

As of February 8, 2013, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	58
Douglas Bailey	Vice President, Marketing	46
Derek Bell	Vice President, Engineering	69
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	53
Ben Sutherland	Vice President, Worldwide Sales	41
John Tomlin	Vice President, Operations	65
Clifford J. Walker	Vice President, Corporate Development	61

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

Derek Bell has served as our vice president of engineering and technology since April 2001. Previously Mr. Bell was the chief operations officer at Palmchip Corporation, an integration and software service company from August 2000 to January 2001. Mr. Bell was vice president of engineering for the professional services group at Synopsys, Inc. an electronic design automation company, during 1999 and 2000, vice president of strategic alliances at Cirrus Logic, Inc., a semiconductor company, from 1996 to 1999, vice president and general manager of the application specific product group at National Semiconductor Corporation, Inc. a semiconductor company, from 1995 to 1996 and served as president and chief executive officer of NovaSensor, a manufacturer of silicon sensors from 1990 to 1994. He also held various senior management positions at Signetics, a semiconductor company, from 1972 to 1990, most recently as group vice president. Mr. Bell has informed us that he intends to retire in May 2013.

Sandeep Nayyar has served as our vice president and chief financial officer since June 2010. Previously Mr. Nayyar served as vice president of finance at Applied Biosystems, Inc., a developer and manufacturer of life-sciences products, from 2002 to 2009. Mr. Nayyar was a member of the executive team with world-wide responsibilities for finance. From 1990 to 2001, Mr. Nayyar served in a succession of financial roles including vice president of finance at Quantum Corporation, a computer storage company. Mr. Nayyar also worked for five years in the public-accounting field at Ernst & Young LLP. Mr. Nayyar is a Certified Public Accountant, Chartered Accountant and has a Bachelor of Commerce from the University of Delhi, India.

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

John Tomlin has served as our vice president, operations since October 2001. From 1981 to 2001, Mr. Tomlin served in a variety of senior management positions in operations, service, logistics and marketing, most recently as vice president of worldwide operations at Quantum Corporation, a computer storage company. In addition, Mr. Tomlin held positions in operations and supply chain management at Intel, a semiconductor chip manufacturer, and Diablo Systems, a disc drive and daisy wheel printer company.

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
Some of the factors that could affect our operating results include the following:

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	competitive pressures on selling prices;

•	the inability to adequately protect or enforce our intellectual property rights;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	risks associated with acquisitions and strategic investments;

•	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	earthquakes, terrorists acts or other disasters;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	the ability of our products to penetrate additional markets;

•	the volume and timing of orders received from customers;

•	an audit by the Internal Revenue Service, for fiscal years 2007 - 2009;

•	our ability to attract and retain qualified personnel;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change; and

•	interruptions in our information technology systems.

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

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2013 to 2030. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

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
If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies.  We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 10, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements.  For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued for patent infringement in China, even though we have received an initial judgment in our favor, this case is still under the appeals process, and in China the outcome of litigation can be more uncertain than in the United States.  Should we ultimately be determined to be infringing another party's patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed.  We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.  Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for the year ended December 31, 2012, and 96% of our net revenues for the year ended December 31, 2011. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, Swiss franc and Euro, may impact our gross margin and net income. Our exchange rate risk related to the Japanese yen includes two of our major suppliers, Epson and Lapis, that have wafer supply agreements based in U.S. dollars; however, our agreements with Epson and Lapis also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between Power Integrations and each of these suppliers. We completed the acquisition of Concept in the second quarter of 2012, which is located in Biel, Switzerland. Included in the assets acquired was cash denominated in Swiss francs, which will be used to fund Concept operations. The functional currency of Concept is the U.S. dollar, gains and losses arising from the remeasurement of non-functional currency balances are recorded in other income (loss) in our consolidated statements of income (loss), and material unfavorable exchange rate fluctuations with the Swiss franc could negatively impact our net income.

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. We have supply arrangements for the production of wafers with Lapis, Renesas, X-FAB and Epson. Our contracts with these suppliers expire in April 2018, August 2014, December 2020 and December 2020, respectively. Although some aspects of our relationships with Lapis, Renesas, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Lapis, Renesas, X-FAB and Epson in the future, and that the wafer foundries' capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Lapis, Renesas, X-FAB or Epson could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 64% of our net revenues in the year ended December 31, 2012, and 65% of our net revenues for the year ended December 31, 2011. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

The IRS is auditing us for fiscal years 2007 through 2009. If the IRS challenges any of the tax positions we have taken and we are not successful in defending our positions, we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California. We also own a research and development facility in New Jersey, which was purchased in 2010 in connection with our acquisition of an early-stage research and development company, and a test facility in Biel, Switzerland which was acquired in connection with our acquisition of Concept. We lease administrative office space in Singapore and Switzerland, a research and development facility in Canada and a design center in Germany, in addition to sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our company, if headcount increases above capacity we may need to lease additional space.

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

	Price Range
Year Ended December 31, 2012	High	Low
Fourth quarter	$34.37	$27.39
Third quarter	$38.86	$30.45
Second quarter	$42.88	$35.63
First quarter	$39.47	$32.73

Year Ended December 31, 2011	High	Low
Fourth quarter	$36.70	$29.32
Third quarter	$39.68	$29.15
Second quarter	$40.81	$34.57
First quarter	$43.56	$36.52

As of February 8, 2013, there were approximately 49 stockholders of record.  Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

In each of 2012 and 2011, we paid a quarterly cash dividend to our stockholders of record in the amount of $0.05 per share at the end of each quarter. In January 2013 our board of directors continued the dividend payments by declaring four quarterly cash dividends in the amount of $0.08 per share to be paid to stockholders of record at the end of each quarter in 2013. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
October 1 to October 31, 2012	40,000	$29.76	40,000	$48.8
November 1 to November 30, 2012	560,500	$30.11	560,500	$31.9
December 1 to December 31, 2012	75,000	$32.00	75,000	$29.5
Total	675,500		675,500

(1)
In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. Repurchases are executed according to pre-defined price/volume guidelines set by the board of directors. As of December 31, 2012, we purchased approximately 0.7 million shares under this program for $20.5 million, leaving $29.5 million remaining for future repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

Performance Graph(1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2007 through December 31, 2012, for (a) our common stock, (b) The NASDAQ Composite Index and (c) The NASDAQ Electronic Components Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/07	12/08	12/09	12/10	12/11	12/12

Power Integrations, Inc.	100.00	57.82	106.18	117.97	97.96	99.84
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Electronic Components	100.00	52.67	85.15	97.82	89.33	88.18
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

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2012 and 2011, and the consolidated statements of income data for the years ended December 31, 2012, 2011 and 2010, from our audited consolidated financial statements, and accompanying notes, in this Annual Report on Form 10-K. In the twelve months ended December 31, 2012, our net income decreased compared to prior years due to charges related to SemiSouth Laboratories (see Note 12, Transactions With Third Party, in our notes to consolidated financial statements), and from our settlement with the IRS related to the examination of our tax returns for the years 2003 through 2006 (refer to Note 8, Provision for Income Taxes, in our notes to consolidated financial statements). The consolidated statements of income data for each of the years ended December 31, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period. Our selected financial data is presented below (in thousands, except per share data).

	Year Ended December 31,
	2012	2011	2010	2009(1)	2008
Consolidated Statements of Income (Loss):
Net revenues	$305,370	$298,739	$299,803	$214,310	$201,708
Cost of revenues	154,868	158,093	147,262	107,633	96,678
Gross profit	150,502	140,646	152,541	106,677	105,030
Operating expenses:
Research and development	45,709	40,295	35,886	30,473	36,867
Sales and marketing	37,998	32,624	31,167	25,018	35,898
General and administrative	30,243	24,508	25,562	23,967	27,296
Intangible asset impairment	—	—	—	—	1,958
Charge related to SemiSouth	25,200	—	—	—	—
Total operating expenses	139,150	97,427	92,615	79,458	102,019
Income from operations	11,352	43,219	59,926	27,219	3,011
Other income (expense):
Other income, net	1,611	1,876	1,879	1,913	6,835
Charge related to SemiSouth	(33,745)	—	—	—	—
Insurance reimbursement	—	—	—	—	878
Total other income	(32,134)	1,876	1,879	1,913	7,713
Income (loss) before provision for income taxes	(20,782)	45,095	61,805	29,132	10,724
Provision for income taxes	13,622	10,804	12,341	7,254	8,921
Net income (loss)	$(34,404)	$34,291	$49,464	$21,878	$1,803
Earnings (loss) per share:
Basic	$(1.20)	$1.20	$1.78	$0.81	$0.06
Diluted	$(1.20)	$1.14	$1.67	$0.77	$0.06
Shares used in per share calculation:
Basic	28,636	28,609	27,837	26,920	30,099
Diluted	28,636	29,964	29,556	28,297	31,755
Dividend per share	$0.20	$0.20	$0.20	$0.10	$0.025

	Year Ended December 31,
	2012	2011(2)	2010(2)	2009(1)	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$63,394	$139,836	$155,667	$134,974	$167,472
Short-term investments	31,766	40,899	27,355	20,567	6,363
Cash, cash equivalents and short-term investments	$95,160	$180,735	$183,022	$155,541	$173,835
Working capital	$124,297	$216,079	$210,664	$178,568	$200,997
Total assets	$399,130	$432,919	$433,070	$344,567	$313,078
Long-term liabilities	$17,514	$34,368	$29,580	$23,859	$20,426
Stockholders' equity	$341,049	$364,529	$352,644	$283,401	$259,681
__________________________________________
(1) Subsequent to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2011, management determined that the balance sheet statement line item “deferred income on sales to distributors” had been understated by approximately $1.4 million since 2009. Adjustments have been made to correct the $1.4 million error and are reflected in the above 2009 statement of income captions; net revenues, income before taxes, net income and earnings per share. Adjustments have also been made to the 2009 balance sheet data stockholders' equity caption and working capital calculation.

(2) In the years ended December 31, 2011 and 2010, stockholders' equity amounts and working capital calculations were also adjusted by $1.4 million for the error correction. We do not consider the correction material to our financial statements.

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

Business Overview

We design, develop and market analog and mixed-signal integrated circuits (ICs) and other electronic components and circuitry used in high-voltage power conversion. Our products are used in power converters that convert electricity from a high-voltage source (typically 48 volts or higher) to the type of power required for a specified downstream use. In most cases, this conversion entails, among other functions, converting alternating current (AC) to direct current (DC) or vice versa, reducing or increasing the voltage, and regulating the output voltage and/or current according to the customer's specifications.
A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computers, entertainment and networking equipment, appliances, electronic utility meters, industrial controls and LED lights.
Since our May 2012 acquisition of CT-Concept Technologie AG (Concept), we also offer IGBT drivers - circuit boards containing multiple ICs, electrical isolation components and other circuitry - used to operate arrays of high-voltage, high-power transistors known as IGBT modules. These driver/module combinations are used for power conversion in high-power applications (i.e., power levels ranging from tens of kilowatts up to one gigawatt) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

Our products bring a number of important benefits to the power-conversion market compared with less advanced alternatives, including reduced component count and design complexity, smaller size, higher reliability and reduced time-to-market. Our products also improve the energy efficiency of power converters, helping our customers meet the increasingly stringent efficiency standards that have been adopted around the world for many electronic products, and improving the efficacy of renewable-energy systems, electric vehicles and other high-power applications.

While the size of the power-supply market fluctuates with changes in macroeconomic conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volumes of power supplies has largely been offset by reductions in the average selling price of components in this market. Therefore, the growth of our business depends primarily on our penetration of the power supply market, and our success in expanding the addressable market by introducing new products that address a wider range of applications. Our growth strategy includes the following elements:

•
Increase the penetration of our ICs in the “low-power” AC-DC power supply market. The largest proportion of our revenues comes from power-supply applications requiring 50 watts of output or less. We continue to introduce more advanced products that make our IC-based solutions more attractive in this market. We have also increased the size of our sales and field-engineering staff considerably in recent years, and we continue to expand our offerings of technical documentation and design-support tools and services in order to help customers use our ICs. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

•
Increase the penetration of our products in higher-power applications. We believe we have developed and acquired technologies and products that enable us to bring the benefits of integration to applications requiring more than 50 watts of output. These include such applications as main power supplies for flat-panel TVs, desktop PCs, game consoles and, by virtue of our acquisition of Concept, IGBT-driver applications such as industrial motors, renewable energy systems and electric vehicles.

•
Capitalize on the growing demand for more energy-efficient electronic products and lighting technologies, and for cleaner energy and transportation technologies. We believe that energy-efficiency is becoming an increasingly important design criterion for power supplies due largely to the emergence of standards and specifications that encourage, and in some cases mandate, the design of more energy-efficient electronic products. Power supplies incorporating our ICs are generally able to comply with all known efficiency specifications currently in effect.

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as light-emitting diodes, or LEDs. We believe this presents a significant opportunity for us because our ICs are used in power-supply, or driver, circuitry for high-voltage LED lighting applications. Finally, the growing desire for less carbon-intensive sources of energy and modes of transportation represents an opportunity for us since our CONCEPT IGBT-driver products are used in renewable-energy systems and electronic trains and automobiles.

Our net revenues were $305.4 million, $298.7 million and $299.8 million in 2012, 2011 and 2010, respectively. The increase in revenues from 2011 to 2012 was driven by the inclusion of $17.7 million of revenues from Concept, which we acquired in May 2012. The increase was partially offset by lower sales of our products into the communications end market, reflecting lower demand from certain end customers in the cellphone market, and lower sales into the computer and consumer end markets, largely as a result of weaker demand generally observed across the broader semiconductor industry. The slight decline in revenues from 2010 to 2011 reflected general industry conditions, specifically a slowdown in industry-wide demand in the second half of the year. Revenues from the consumer end market, our largest end market in terms of revenues, were down slightly compared with the prior year, while revenues from the communications end market, our second-largest end market, were down by a high-single-digit percentage from the prior year. These declines were largely offset by higher sales into the industrial and computer end markets.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 64%, 65% and 62% of our net revenues for 2012, 2011 and 2010, respectively. Our top two customers, both distributors of our products, collectively accounted for approximately 32% for both 2012 and 2011, and 28% of our net revenues in 2010. In 2012, international sales comprised 95% of net revenues, and in 2011 and 2010, international sales comprised 96% and 95% of our net revenues, respectively.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 0.8% to 1.0%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from some of our Japanese suppliers. Also, although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As such, our unit costs and gross profit margin are impacted by the volume of units we produce.

Our gross profit, defined as net revenues less cost of revenues, was $150.5 million, or 49% of net revenues, in 2012, compared to $140.6 million, or 47% of net revenues, in 2011 and $152.5 million, or 51% of net revenues, in 2010. The increase in gross margin, the percentage of revenues represented by gross profit, from 2011 to 2012 was due primarily to lower manufacturing costs, including more favorable wafer pricing from contracted foundries, our migration to a lower-cost process technology for many of our products, and the completion of our conversion from five- to six-inch wafers; the increase was also driven by a more favorable end-market mix. These factors were partially offset by higher period costs resulting from the amortization of intangibles and inventory write-up related to our acquisition of Concept (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details). The decrease in our gross margin in 2011 compared to 2010 was due primarily to higher input costs as well as a less favorable product mix; the increase in input costs was driven primarily by (1) increased depreciation expense for machinery and equipment which will allow us to increase our production capacity, (2) the decline in the value of the U.S. dollar versus the Japanese yen, which had increased the cost of silicon wafers purchased from some of our Japanese wafer fabrication foundries and (3) the rise in the prices of some materials, primarily gold and copper, used in the assembly of our products.

Total operating expenses in 2012, 2011 and 2010 were $139.2 million, $97.4 million and $92.6 million, respectively. The increase in operating expenses from 2011 to 2012 was driven primarily by our SemiSouth impairment charges. In 2012 we incurred impairment charges comprising the write-off of $10.0 million for a prepaid royalty and $15.2 million related to a payment under a loan guarantee for SemiSouth (refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements, for details on the impairment). The increase in operating expenses was also driven by higher payroll and related expenses (including stock-based compensation expenses) due to increased headcount attributable to our acquisition of Concept, and increased amortization of intangible assets, including the Concept tradename and customer relationships (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details).

The increase in operating expenses from 2010 to 2011 was driven primarily by (1) increased payroll and related expenses due to increased headcount, including higher research and development headcount resulting from an acquisition we completed in the third quarter of 2010 (for details see Note 11, Acquisitions, in our Notes to Consolidated Financial Statements), (2) increases in sales and marketing headcount as a result of growth in our sales force and (3) increased product-development and materials expenses related to foundry qualifications and ongoing new-product development. The increase in operating expenses was partially offset by lower stock-based compensation expense.

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	stock-based compensation;

•	estimating write-downs for excess and obsolete inventory;

•	income taxes

•	business combinations; and

•	goodwill and intangible assets.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 74% of our net product sales were made to distributors in 2012. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to these distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2012, and December 31, 2011, was approximately $20.7 million and $18.1 million, respectively. The total deferred cost as of December 31, 2012, and December 31, 2011, was approximately $9.1 million and $8.8 million, respectively.

Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor's cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, a credit memo is issued to the distributor for the ship and debit claim. We maintain a reserve for these unprocessed claims and for estimated future ship and debit price adjustments. The reserve appears as a reduction to accounts receivable in our accompanying consolidated balance sheets. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on the deferred revenue and deferred margin ultimately recognized. To evaluate the adequacy of our reserves, we analyze historical ship and debit payments and levels of inventory in the distributor channels.

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

As of December 31, 2012, we continue to maintain a valuation allowance on our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in Canada and Federal capital losses.

We engage in qualifying activities for R&D credit purposes.  The American Tax Relief Act of 2012 was signed into law on January 2, 2013.  Per ASC 740-10-45-15 guidance, the 2012 Federal R&D tax credit will be a discrete event in the first quarter of 2013. As such, we did not take any benefit relating to federal R&D credit in the 2012 provision.

Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the U.S. In the quarter ended March 31, 2011, the IRS began an audit of fiscal years 2007 through 2009, and the audit is currently in process.

Business combinations

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. We determine the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. We adjust the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as we obtain more information as to facts and circumstances existing at the acquisition date impacting asset valuations and liabilities assumed. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of ASC 350-10, ASU No. 2011-08, Testing Goodwill for Impairment, beginning in the first quarter of 2012 we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, we elect this option and after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. We evaluated goodwill for impairment in the fourth quarters of 2012 and 2011, and concluded that no impairment existed as of December 31, 2012, and December 31, 2011.

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

	Year Ended December 31,
	Amount			Increase (Decrease)		Percent of Net Revenues
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010	2012	2011	2010
Total net revenues	$305,370	$298,739	$299,803	$6,631	$(1,064)	100.0%	100.0%	100.0%
Cost of revenues	154,868	158,093	147,262	(3,225)	10,831	50.7	52.9	49.1
Gross profit	150,502	140,646	152,541	9,856	(11,895)	49.3	47.1	50.9
Operating expenses:
Research and development	45,709	40,295	35,886	5,414	4,409	15.0	13.5	12.0
Sales and marketing	37,998	32,624	31,167	5,374	1,457	12.4	10.9	10.4
General and administrative	30,243	24,508	25,562	5,735	(1,054)	9.9	8.2	8.5
Charge related to SemiSouth	25,200	—	—	25,200	—	8.3	—	—
Total operating expenses	139,150	97,427	92,615	41,723	4,812	45.6	32.6	30.9
Income from operations	11,352	43,219	59,926	(31,867)	(16,707)	3.7	14.5	20.0
Other income (expense)
Charge related to SemiSouth	(33,745)	—	—	(33,745)	—	(11.1)	—	—
Other income, net	1,611	1,876	1,879	(265)	(3)	0.5	0.6	0.6
Total other income (expense)	(32,134)	1,876	1,879	(34,010)	(3)	(10.5)	0.6	0.6

Income (loss) before provision for income tax	(20,782)	45,095	61,805	(65,877)	(16,710)	(6.8)	15.1	20.6
Provision for income taxes	13,622	10,804	12,341	2,818	(1,537)	4.5	3.6	4.1
Net income (loss)	$(34,404)	$34,291	$49,464	$(68,695)	$(15,173)	(11.3)%	11.5%	16.5%

Comparison of Years Ended December 31, 2012, 2011 and 2010

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. The increase in revenues from 2011 to 2012 was driven by the inclusion of $17.7 million of revenues from Concept, which we acquired in May 2012. The increase was partially offset by lower sales of our products into the communications end market, reflecting lower demand from certain end customers in the cellphone market, and lower sales into the computer and consumer end markets, largely as a result of weaker demand generally observed across the broader semiconductor industry. The slight decline in revenues from 2010 to 2011 reflected general industry conditions, specifically a slowdown in industry-wide demand in the second half of the year. Revenues from the consumer end market, our largest end market in terms of revenues, were down slightly compared with the prior year, while revenues from the communications end market, our second-largest end market, were down by a high-single-digit percentage from the prior year. These declines were largely offset by higher sales into the industrial market, due primarily to our Concept acquisition, and the computer end market.

Our net revenue mix by the end markets served in 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
End Market	2012	2011	2010
Consumer	36%	38%	38%
Communications	24%	28%	31%
Industrial electronics	28%	22%	19%
Computer	12%	12%	12%

Sales to customers outside of the Americas were $289.5 million in 2012, compared to $285.9 million in 2011 and $284.8 million in 2010, representing approximately 95% of net revenues in 2012, 96% in 2011 and 95% of net revenues in 2010. Although the power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region were approximately 82% of our net revenues in 2012 and 84% of net revenues in 2011 and 2010. We expect international sales to continue to account for a large portion of our net revenues.

Distributors accounted for 74%, 71% and 67% of our net product sales for the years ended December 31, 2012, 2011 and 2010, respectively, with direct sales to OEMs and power supply manufacturers accounting for the remainder in each of the corresponding years. In 2012, 2011 and 2010, two distributors, Avnet and ATM Electronic Corporation, each accounted for more than 10% of revenues. The table below includes net revenues from each of these customers for the three years ended December 31, 2012.

	Year Ended December 31,
Customer	2012	2011	2010
Avnet	20%	19%	17%
ATM Electronic Corporation	12%	13%	11%

No other customers accounted for 10% or more of net revenues during these years.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Net revenues	$305.4	$298.7	$299.8
Gross profit	$150.5	$140.6	$152.5
Gross margin	49.3%	47.1%	50.9%

The increase in gross margin from 2011 to 2012 was due primarily to lower manufacturing costs, including more favorable wafer pricing from contracted foundries, our migration to a lower-cost process technology for many of our products, and the completion of our conversion from five- to six-inch wafers; the increase was also driven by a more favorable end-market mix, primarily the industrial end market which includes Concept sales. These factors were partially offset by higher period costs resulting from the amortization of intangibles and inventory write-up related to our acquisition of Concept (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details). The decrease in our gross margin in 2011 compared to 2010 was due primarily to higher input costs as well as a less favorable product mix; the increase in input costs was driven primarily by (1) increased depreciation expense for machinery and equipment to expand our production capacity, (2) the decline in the value of the U.S. dollar versus the Japanese yen, which had increased the cost of silicon wafers purchased from some of our Japanese wafer fabrication foundries and (3) the rise in the prices of some materials, primarily gold and copper, used in the assembly of our products.
Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The table below compares R&D expenses for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Net revenues	$305.4	$298.7	$299.8
R&D expenses	$45.7	$40.3	$35.9
R&D expenses as a % of net revenues	15.0%	13.5%	12.0%

R&D expenses increased in 2012 compared to 2011 driven primarily by increased payroll and related expenses, resulting from increased headcount due primarily to our acquisition of Concept, and increased stock-based compensation expense due to annual RSU awards granted to employees in addition to RSUs granted to Concept employees. In addition, R&D expenses for 2012 include accrued stock-based compensation expenses related to PSUs that are expected to vest, whereas no PSU stock-based compensation expense was recognized in 2011. The increase also reflects increased product-development expenses related to foundry qualifications and ongoing new-product development. R&D expenses increased in 2011 compared to 2010 primarily due to an acquisition completed in August of 2010 which increased headcount and payroll-related expenses. This acquisition also resulted in increased depreciation and facilities expenses (See Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details). Product-development and materials expenses also increased year-over-year due to expenses related to foundry qualifications and ongoing new-product development. These increases were partially offset by lower stock-based compensation expense in 2011.
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Net revenues	$305.4	$298.7	$299.8
Sales and marketing expenses	$38.0	$32.6	$31.2
Sales and marketing expenses as a % of net revenue	12.4%	10.9%	10.4%

Sales and marketing expenses increased in 2012, compared to 2011, due primarily to the acquisition of Concept, which resulted in increased expenses related to the amortization of acquired intangible assets, as well as increased headcount, which resulted in higher payroll and related expenses, including stock-based compensation expense. In addition, sales and marketing expenses for 2012 include accrued stock-based compensation expenses related to PSUs that are expected to vest, whereas no PSU stock-based compensation expense was recognized in 2011. Sales and marketing expenses increased in 2011 compared to 2010, driven primarily by increased payroll and related expenses as well as travel and sales-infrastructure expenses resulting from expansion of our international sales force. The increases were partially offset by decreased bonus and commission expense as well as lower stock-based compensation expense as described above.
General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Net revenues	$305.4	$298.7	$299.8
G&A expenses	$30.2	$24.5	$25.6
G&A expenses as a % of net revenue	9.9%	8.2%	8.5%

G&A expenses increased in 2012 compared to the prior year due to increased headcount from our acquisition of Concept, resulting in increased payroll and related expenses, including stock-based compensation expense. Temporary increases in professional-service expenses associated with the acquisition also contributed to the increase. G&A expenses decreased in 2011 compared to 2010 due primarily to reduced stock-based compensation expense as described above, and reduced acquisition-related expenses (we acquired two businesses in 2010; refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details). These decreases were partially offset by increased salaries and related expenses resulting from increased G&A headcount to support our overall growth.

Charge Related to SemiSouth. In October 2012, we determined that our assets related to SemiSouth Laboratories were impaired as of September 30, 2012. As a result we incurred a charge to operating expenses of $25.2 million, comprising the write-offs of a prepaid royalty of $10.0 million and $15.2 million related to a payment under a loan guarantee for SemiSouth. Refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements for details on the SemiSouth charge.

Other income/expense, net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gain or loss, in addition to an impairment charge related to SemiSouth. The table below compares other income, net for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Net revenues	$305.4	$298.7	$299.8
Other income (expense)	$(32.1)	$1.9	$1.9
Other income as a % of net revenue	(10.5)%	0.6%	0.6%

Other income/expense decreased in 2012, compared to 2011, and 2010, due primarily to a charge of $33.7 million related to SemiSouth, comprising the write-off of $6.6 million of lease receivables, $7.0 million of preferred stock, a promissory note (net of imputed interest) in the amount of $13.2 million, $6.2 million for a Purchase Option, and other assets of $0.7 million. Refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements for details on the SemiSouth impairment.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares the provision for income taxes for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Income before provision for income taxes	$(20.8)	$45.1	$61.8
Provision for income taxes	$13.6	$10.8	$12.3
Effective tax rate	(65.5)%	24.0%	20.0%

The effective tax rate for the year ended December 31, 2012, was negative as a result of the IRS audit agreement described in Note 8, Provision for Income Taxes, in our Notes to Consolidated Financial Statements. The audit agreement includes federal and state taxes plus interest charges totaling approximately $44.8 million, partially offset by the reversal of related unrecognized tax benefits of $29.1 million, for a net charge of $18.1 million. During the third quarter of 2012, we recorded an impairment charge and write-off of certain assets related to SemiSouth of approximately $58.9 million on which we recognized a $8.0 million tax benefit. The write-off resulted in a net loss for the year.

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

Liquidity and Capital Resources

We had approximately $95.2 million in cash, cash equivalents, short-term and long-term investments at December 31, 2012, compared to $212.8 million at December 31, 2011, and $214.8 million at December 31, 2010. As of December 31, 2012, 2011 and 2010, we had working capital, defined as current assets less current liabilities, of approximately $124.3 million, $216.1 million and $210.7 million, respectively. The decrease in cash, cash equivalents and marketable securities and working capital resulted primarily from the acquisition of Concept (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details), which we acquired for cash of approximately $115.7 million, the payment of $42.4 million in conjunction with the IRS audit agreement, and our loan to SemiSouth which we determined was uncollectable.

In March 2012, we loaned SemiSouth $18.0 million, and in exchange we were issued a promissory note. In October 2012, we determined the loan to SemiSouth was other than temporarily impaired as of September 30, 2012, and as a result the loan was written off. The charge was reflected in the consolidated statements of income (loss) under the other income (expense), charge related to SemiSouth caption for year ended December 31, 2012 (see Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements for further details on the SemiSouth loan).
On July 5, 2012, we entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on July 5, 2015; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2012, we had no amounts outstanding under our agreement.

Our operating activities generated cash of $51.8 million, $69.2 million and $60.0 million in the years ended December 31, 2012, 2011 and 2010, respectively. In each of these years, cash was primarily generated from operating activities in the ordinary course of business.

Cash provided by operating activities totaled $51.8 million in the year ended December 31, 2012. In 2012, our net loss was $34.4 million, which included non-cash depreciation, amortization and stock-based compensation expenses of $15.3 million, $5.2 million and $14.2 million, respectively. In addition we incurred a $58.9 million impairment charge related to our SemiSouth assets (refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements, for details on our SemiSouth impairment and charges). Additional sources of cash included (1) a $18.0 million decline in inventory due to reduced wafer purchases in 2012, and increased sales at the end of 2012 compared to 2011, and (2) a $5.3 million decrease in accounts receivable primarily due to the timing of ship-and-debit credit processing. These additional sources of cash and non-cash items were partially offset by (1) a $26.0 million decrease in taxes payable and other accrued liabilities primarily in connection with our IRS agreement (refer to Note 8, Provision for Income Taxes, in our Notes to Consolidated Financial Statements for details on our agreement) and (2) a $11.0 million increase in prepaid expenses and other assets primarily related to prepaid taxes (in connection with the tax benefit related to the SemiSouth impairment and the above-mentioned tax agreement).

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

Cash provided by operating activities totaled $60.0 million in the year ended December 31, 2010. Our net income for this period was $49.5 million; we also incurred non-cash depreciation and amortization expenses and stock-based compensation expenses of $13.0 million and $10.7 million, respectively. Additional sources of cash included (1) $16.2 million in decreased accounts receivable associated with improved collections as well as the timing of ship-and-debit credit settlements with distributors and (2) $5.8 million increase in income tax and other payables. These sources of cash were offset by (1) a $33.6 million increase in inventory due to higher production volumes in response to higher demand for our products along with new product launches; and (2) an $8.5 million net increase in prepaid expenses and other assets, driven mainly by a payment of $10.0 million for a prepaid royalty (for details see Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements).

Our investing activities in the year ended December 31, 2012, resulted in a $124.7 million net use of cash, consisting of: (1) $115.7 million related to the acquisition of Concept; (2) $18.0 million for a loan to SemiSouth (refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements, for further details); (3) $15.2 million related to a payment under a loan guarantee for SemiSouth, refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements, for further details; and (4) $16.4 million for purchases of property and equipment, primarily building improvements in connection with our research and development facility in New Jersey and manufacturing equipment and software to support our growth. These uses of cash were partially offset by $40.5 million of proceeds from maturities of marketable securities.

Our investing activities in the year ended December 31, 2011 resulted in a $52.3 million net use of cash, consisting primarily of: (1) $23.2 million for purchases of property and equipment, primarily manufacturing equipment to support our growth as well as building improvements in connection with our research and development facility in New Jersey, (2) $6.9 million paid in relation to the acquisition of Qspeed (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements), (3) $8.1 million in connection with our lease line of credit to SemiSouth (refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements) and (4) $15.5 million, net, for purchases of held-to maturity investments. These uses of cash were partially offset by $2.2 million in proceeds from the sale of capital equipment.

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

Our financing activities in the year ended December 31, 2012, resulted in a net $3.6 million use of cash, consisting of $20.5 million used for the repurchase of our common stock and $5.8 million for the payment of dividends to stockholders, partially offset by proceeds of $22.0 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

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

Our financing activities in 2010 resulted in net proceeds of $7.3 million. The proceeds from financing activities included: (1) $26.3 million from the issuance of shares through our employee stock purchase plan and the exercise of employee stock options, and (2) $1.3 million of excess tax benefits from stock options exercised. These sources of cash were partially offset by (1) $14.0 million for the repurchase of our common stock, (2) $5.6 million for the payment of dividends to stockholders and (3) $0.8 million for the repurchase and retirement of shares related to employee income tax withholding.

We paid dividends on a quarterly basis in 2012, 2011 and 2010, which resulted in approximately a $1.4 million use of cash per quarter in each year. The dividends in 2012, 2011 and 2010 were $0.05 per share per quarter. In January 2013 our board of directors declared four quarterly cash dividends in the amount of $0.08 per share to be paid to stockholders of record at the end of each quarter in 2013. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

In February 2011, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. From February 2011 to December 2011, we repurchased 1.5 million shares for a total cost of $50.0 million, concluding this repurchase program. In November 2011, the board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, and in March 2012, we canceled our $30.0 million stock repurchase program in connection with our purchase agreement to acquire CT-Concept Technologie AG. In October 2012, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock. Repurchases are executed according to pre-defined price/volume guidelines set by the board of directors. As of December 31, 2012, we purchased approximately 0.7 million shares for $20.5 million under this latest stock repurchase program, leaving $29.5 million remaining for future repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

As of December 31, 2012, we had a contractual obligation related to income tax, consisting primarily of unrecognized tax benefits of approximately $10.8 million. The tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

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

Though we believe the IRS's position with respect to the adjustments is inconsistent with applicable tax law, and that we had a meritorious defense to our position, we elected to accept a negotiated agreement that we believe to be in the best interests of our stockholders. The agreement addresses the royalty issue related to our international tax structure for all tax years after 2003 (including the years 2007 - 2009, which are currently being audited by the IRS). Further, the agreement confirms that the royalty arrangement between Power Integrations, Inc. and our foreign subsidiary concluded on October 31, 2012, resulting in a substantially lower effective tax rate for us in future periods. Also, the agreement will allow us to repatriate up to $101.9 million from our foreign-based subsidiary in future periods without incurring U.S. income taxes.

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to our acquisitions, and the results of our IRS audit. We expect continued sales growth in our foreign business and plans to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. Current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations since a significant amount of our cash and investments are held in the U.S. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in connection with the repatriation of any funds.

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

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2012, we had the following contractual obligations and commitments (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Purchase obligations	$17,100	$17,100	$—	$—	$—
Operating lease obligations	2,053	1,232	622	92	107
Total	$19,153	$18,332	$622	$92	$107

In addition to our contractual obligations noted above we have a contractual obligation related to income tax as of December 31, 2012, which primarily comprises unrecognized tax benefits of approximately $10.8 million, and was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. In the first quarter of 2012, we changed our investment policy to allow the sale of long-term and short-term investments prior to their stated maturity date. We generally hold securities until maturity; however, they may now be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this change in policy we classify our investment portfolio as available-for-sale as opposed to held-to-maturity. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2012, we held primarily cash equivalents and short-term investments with fixed interest rates. At December 31, 2011, we held primarily cash equivalents and short-term and long-term investments with fixed interest rates. We do not hold any instruments for trading purposes.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, most of our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2012, or December 31, 2011, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of December 31, 2012, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and Euro as a result of our acquisition of Concept. We completed the acquisition of Concept, which is located in Biel, Switzerland, in the second quarter of 2012. Included in the assets acquired was cash denominated in Swiss francs and the Euro, which will be used to fund Concept operations. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our income, before provision for income tax, of a change in the value of the U.S. dollar compared to the Swiss franc and Euro as of December 31, 2012. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2012
	5%	10%
Swiss Franc and Euro foreign exchange impact (in thousands of USD)	$106	$211

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and Euro is recorded in other income in our consolidated statements of income (loss).

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2012 and December 31, 2011, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

With two of our major suppliers, Seiko Epson Corporation, or Epson, and ROHM Lapis Semiconductor Co., Ltd., or Lapis, we have wafer supply agreements based in U.S. dollars; however, our agreements with Epson and Lapis also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between Power Integrations and each of these suppliers.

Nevertheless, as a result of our above-mentioned supplier agreements, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would result in a corresponding change in our gross margin of approximately 0.8% to 1.0%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from some of our Japanese suppliers and could subject our gross profit and operating results to the potential for material fluctuations.

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

Management conducted an assessment of Power Integrations' internal control over financial reporting as of December 31, 2012, based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Management's assessment of internal control over financial reporting as of December 31, 2012, excluded a portion of the internal control over financial reporting at CT Concept Technologie AG ("Concept"), which was acquired on May 1, 2012, and whose financial statements constituted approximately 6% of consolidated revenue, 8% of total assets (excluding Concept goodwill and intangible assets which was integrated into our systems and control environment) and 1% of net loss (excluding Concept amortization of intangible assets which was integrated into our systems and control environment) of the consolidated financial statements as of and for the year ended December 31, 2012.

The effectiveness of Power Integrations' internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power Integrations, Inc.
San Jose, California

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment, a portion of the internal control over financial reporting at CT Concept Technologie AG ("Concept"), which was acquired on May 1, 2012, and whose financial statements constitute approximately 6% of consolidated revenue, 8% of total assets (excluding Concept goodwill and intangible assets which was integrated into the Company's systems and control environment) and 1% of net loss (excluding Concept amortization of intangible assets which was integrated into the Company's systems and control environment) of the consolidated financial statements as of and for the year ended December 31, 2012. Accordingly, our audit did not include the portion of internal control over financial reporting at Concept that is excluded from management's assessment. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 21, 2013 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 21, 2013

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2012, or the Proxy Statement, and is incorporated herein by reference:

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
San Jose, California

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 21, 2013

POWER INTEGRATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,394	$139,836
Short-term marketable securities	31,766	40,899
Accounts receivable, net of allowances of $247 and $215 in 2012 and 2011, respectively (Note 2)	7,326	9,396
Inventories	44,625	52,010
Deferred tax assets	352	892
Prepaid expenses and other current assets	17,401	7,068
Total current assets	164,864	250,101
LONG-TERM MARKETABLE SECURITIES	—	32,041
PROPERTY AND EQUIPMENT, net	89,724	88,241
INTANGIBLE ASSETS, net	47,738	8,852
GOODWILL	80,599	14,786
DEFERRED TAX ASSETS	11,532	12,387
OTHER ASSETS	4,673	26,511
Total assets	$399,130	$432,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,452	$16,532
Accrued payroll and related expenses	6,720	5,911
Taxes payable	1,213	—
Deferred tax liabilities	1,193	—
Deferred income on sales to distributors	11,550	9,274
Other accrued liabilities	3,439	2,305
Total current liabilities	40,567	34,022
LONG-TERM INCOME TAXES PAYABLE	7,937	34,368
DEFERRED TAX LIABILITIES	8,179	—
PENSION LIABILITY	1,398	—
Total liabilities	58,081	68,390
COMMITMENTS AND CONTINGENCIES (Notes 8, 9 and 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000,000 shares
Outstanding - 28,536,182 and 28,065,707 shares in 2012 and 2011, respectively	28	28
Additional paid-in capital	175,668	158,646
Accumulated other comprehensive income (loss)	(293)	50
Retained earnings	165,646	205,805
Total stockholders’ equity	341,049	364,529
Total liabilities and stockholders’ equity	$399,130	$432,919
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
NET REVENUES	$305,370	$298,739	$299,803
COST OF REVENUES	154,868	158,093	147,262
GROSS PROFIT	150,502	140,646	152,541

OPERATING EXPENSES:
Research and development	45,709	40,295	35,886
Sales and marketing	37,998	32,624	31,167
General and administrative	30,243	24,508	25,562
Charge related to SemiSouth (Note 12)	25,200	—	—
Total operating expenses	139,150	97,427	92,615
INCOME FROM OPERATIONS	11,352	43,219	59,926
OTHER INCOME (EXPENSE):
Interest income	1,747	2,054	2,096
Interest expense	(2)	—	(3)
Charge related to SemiSouth (Note 12)	(33,745)	—	—
Other, net	(134)	(178)	(214)
Total other income (expense)	(32,134)	1,876	1,879
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(20,782)	45,095	61,805
PROVISION FOR INCOME TAXES	13,622	10,804	12,341
NET INCOME (LOSS)	$(34,404)	$34,291	$49,464

EARNINGS (LOSS) PER SHARE:
Basic	$(1.20)	$1.20	$1.78
Diluted	$(1.20)	$1.14	$1.67

SHARES USED IN PER SHARE CALCULATION:
Basic	28,636	28,609	27,837
Diluted	28,636	29,964	29,556
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(34,404)	$34,291	$49,464
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in 2012, 2011 and 2010	79	(35)	81
Unrealized gain on marketable securities, net of $0 tax in 2012, 2011 and 2010	138	—	—
Unrealized actuarial loss on pension benefits, net of tax of $155, $0 and $0 in 2012, 2011 and 2010, respectively (Note 13)	(560)	—	—
Total other comprehensive income (loss)	(343)	(35)	81
Total comprehensive income (loss)	$(34,747)	$34,256	$49,545

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Capital	Income (loss)	Earnings	Equity
BALANCE AT JANUARY 1, 2010, as previously reported	27,278	$27	$150,021	$4	$134,740	$284,792
Prior-period adjustment (see Note 2)	—	—	—	—	(1,391)	(1,391)
BALANCE AT JANUARY 1, 2010, as corrected	27,278	27	150,021	4	133,349	283,401
Issuance of common stock under employee stock option plan	1,270	1	22,861	—	—	22,862
Net issuance of performance stock unit awards	95	—	(769)	—	—	(769)
Repurchase of common stock	(396)	—	(13,960)	—	—	(13,960)
Issuance of common stock under employee stock purchase plan	128	—	3,402	—	—	3,402
Income tax benefits from employee stock option exercises	—	—	5,615	—	—	5,615
Section 162(m) adjustment for IRS settlement	—	—	(2,724)	—	—	(2,724)
Stock-based compensation expense related to employee stock options and awards	—	—	9,726	—	—	9,726
Stock-based compensation expense related to employee stock purchases	—	—	1,123	—	—	1,123
Payment of dividends to stockholders	—	—	—	—	(5,577)	(5,577)
Translation adjustment	—	—	—	81	—	81
Net income	—	—	—	—	49,464	49,464
BALANCE AT DECEMBER 31, 2010	28,375	28	175,295	85	177,236	352,644
Issuance of common stock under employee stock option and stock award plans	1,011	1	18,463	—	—	18,464
Net issuance of performance stock unit awards	85	—	—	—	—	—
Repurchase of common stock	(1,531)	(1)	(49,999)	—	—	(50,000)
Issuance of common stock under employee stock purchase plan	125	—	3,747	—	—	3,747
Income tax benefits from employee stock option exercises	—	—	2,201	—	—	2,201
Stock-based compensation expense related to employee stock options and awards	—	—	7,778	—	—	7,778
Stock-based compensation expense related to employee stock purchases	—	—	1,161	—	—	1,161
Payment of dividends to stockholders	—	—	—	—	(5,722)	(5,722)
Translation adjustment	—	—	—	(35)	—	(35)
Net income	—	—	—	—	34,291	34,291
BALANCE AT DECEMBER 31, 2011	28,065	28	158,646	50	205,805	364,529
Issuance of common stock under employee stock option and stock award plans	1,022	—	18,200	—	—	18,200
Repurchase of common stock	(676)	—	(20,467)	—	—	(20,467)
Issuance of common stock under employee stock purchase plan	125	—	3,752	—	—	3,752
Income tax benefits from employee stock option exercises	—	—	1,303	—	—	1,303
Stock-based compensation expense related to employee stock options and awards	—	—	13,092	—	—	13,092
Stock-based compensation expense related to employee stock purchases	—	—	1,142	—	—	1,142
Payment of dividends to stockholders	—	—	—	—	(5,755)	(5,755)
Unrealized gain on marketable securities	—	—	—	138	—	138
Unrealized actuarial loss on pension benefits (Note 13)	—	—	—	(560)	—	(560)
Translation adjustment	—	—	—	79	—	79
Net loss	—	—	—	—	(34,404)	(34,404)
BALANCE AT DECEMBER 31, 2012	28,536	$28	$175,668	$(293)	$165,646	$341,049

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,404)	$34,291	$49,464
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,256	15,372	12,341
Amortization of intangibles	5,164	943	674
Charge related to SemiSouth (Note 12)	58,945	—	—
Gain on sale of property and equipment	(1)	(41)	(330)
Stock-based compensation expense	14,224	8,969	10,721
Amortization of premium on marketable securities	850	1,627	1,765
Non-cash interest income from SemiSouth note	(1,445)	—	—
Deferred income taxes	2,017	1,577	1,124
Reduction in accounts receivable allowances	(24)	(61)	(27)
Excess tax benefit from stock options exercised	(704)	(796)	(1,309)
Tax benefit associated with employee stock plans	1,303	2,201	2,891
Change in operating assets and liabilities:
Accounts receivable	5,313	(3,621)	16,236
Inventories	18,026	10,037	(33,588)
Prepaid expenses and other assets	(11,008)	1,619	(8,515)
Accounts payable	2,071	(1,564)	(483)
Taxes payable and accrued liabilities	(26,029)	2,977	5,828
Deferred income on sales to distributors	2,276	(4,338)	3,180
Net cash provided by operating activities	51,830	69,192	59,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,358)	(23,223)	(30,567)
Proceeds from sale of property and equipment	2	2,249	1,415
Investment in third party	—	—	(1,831)
Other assets	—	(1,277)	—
Acquisitions (Note 11)	(115,720)	(6,914)	(8,598)
Payment of guarantee of SemiSouth debt (Note 12)	(15,200)	—	—
Increase in financing lease receivables	(420)	(8,116)	—
Collections of financing lease receivable	527	425	—
Loans to SemiSouth (Note 12) and note to third party	(18,000)	(3,000)	(6,750)
Collection of loan to SemiSouth	—	3,000	—
Purchases of marketable securities	—	(42,176)	(27,224)
Proceeds from sales and maturities of marketable securities	40,463	26,725	27,010
Net cash used in investing activities	(124,706)	(52,307)	(46,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	21,952	22,210	26,263

	Year Ended
	December 31,
Repurchase of common stock	(20,467)	(50,000)	(13,960)
Retirement of shares for income tax withholding	—	—	(769)
Payments of dividends to stockholders	(5,755)	(5,722)	(5,577)
Excess tax benefit from stock options exercised	704	796	1,309
Net cash (used in) provided by financing activities	(3,566)	(32,716)	7,266

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(76,442)	(15,831)	20,693
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	139,836	155,667	134,974
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,394	$139,836	$155,667

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,008	$3,497	$5,369
Unpaid financing lease equipment	$—	$321	$—
Fair value of SemiSouth purchase option (Note 12)	$6,216	$—	$—
Conversion of notes receivable in connection with acquisition (Note 11)	$—	$—	$1,752
Application of prepayment to acquisition (Note 11)	$—	$—	$1,200
Conversion of notes receivable in connection with equity investment	$—	$—	$5,169
Acquisition (Note 11)	$—	$—	$6,955
Settlement of pre-existing arrangement in connection with acquisition	$—	$—	$5,250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$3
Cash paid for income taxes, net of refunds (Note 8)	$46,689	$1,233	$3,018

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

Power Integrations, Inc. ("Power Integrations" or the “Company”), incorporated in California on March 25, 1988 and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets analog and mixed-signal integrated circuits (ICs) and other electronic components and circuitry used in high-voltage power conversion. The Company's products are used in power converters that convert electricity from a high-voltage source (i.e., 48 volts or higher) to the type of power required for a specified downstream use. A large percentage of the Company's products are ICs used in AC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial markets. The Company acquired CT-Concept Technologie AG (“Concept”) in May 2012, and since then offers IGBT drivers used to operate arrays of high-voltage, high-power transistors known as IGBT modules, which are used for power conversion in high-power applications such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

The Company is subject to a number of risks including, among others, the volume and timing of orders received from customers, competitive pressures on selling prices, the demand for its products declining in the major end markets it serves, the volume and timing of deliveries of orders placed with the Company's wafer foundries and assembly subcontractors, the inability to adequately protect or enforce its intellectual property rights, fluctuations in the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc, the audit conducted by the Internal Revenue Service, the continued impact of changes in securities laws and regulations including the Sarbanes-Oxley Act, ongoing expenses incurred in connection with its litigation, the lengthy timing of its sales cycle, undetected defects and failures in meeting the exact specifications required by its products, reliance on its international sales activities which account for a substantial portion of net revenues, its ability to develop and bring to market new products and technologies on a timely basis, the ability of its products to penetrate additional markets, attraction and retention of qualified personnel in a competitive market, exposure to risks associated with acquisitions and strategic investments, its ability to successfully integrate, or realize the expected benefits from its acquisitions, changes in environmental laws and regulations, interruptions in its information technology systems and earthquakes, terrorist acts or other disasters.

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

Financial Statement Correction
Subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended December 31, 2011, management determined that the balance sheet line item “Deferred income on sales to distributors” had been understated for price adjustments not appropriately considered by approximately $1.4 million since 2009.  The error related to an overestimate of future “ship and debit” price adjustments that would be claimed by distributors upon the sale of the Company's products to their customers. Corrections have been made herein to the previously reported deferred income on sales to distributors and retained earnings balances to increase deferred income on sales to distributors and reduce retained earnings balances by $1.4 million as of December 31, 2011 and 2010, in the consolidated balance sheets and statements of stockholders'

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equity.  The correction had no impact to the Company's consolidated statements of income (loss), comprehensive income (loss), or cash flows for the years ended December 31, 2012, 2011 and 2010.  The foregoing corrections are not considered material by the Company.

Cash and Cash Equivalents

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

In the first quarter of 2012, the Company changed its investment policy to permit the sale of long-term and short-term marketable securities prior to their stated maturity date. The Company generally holds securities until maturity; however, they may now be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this change in policy the Company classifies its investment portfolio as available-for-sale as opposed to held-to-maturity beginning March 31, 2012. Prior to March 31, 2012, the Company classified its investments as held-to-maturity. In connection with this change in investment policy the Company classified all investments with an original maturity date greater than three months as short-term investments in its Consolidated Balance Sheet. The Company's short-term investment portfolio is invested in highly liquid financial instruments with maturities greater than three months. As of December 31, 2012, and December 31, 2011, the Company's marketable securities consisted primarily of corporate bonds, municipal bonds, certificates of deposit and other high-quality commercial securities. The weighted average interest rate of investments at December 31, 2012, was approximately 1.18%, and at December 31, 2011, was approximately 1.66%.

Amortized cost and estimated fair market value of investments classified as available-for-sale at December 31, 2012, were as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
Corporate securities	$1,500	$1	$—	$1,501
Total	$1,500	$1	$—	$1,501

Investments due in 4-12 months:
Corporate securities	$24,127	$83	—	$24,210
Total	$24,127	$83	—	$24,210
Investments due in more than 12 months:
Corporate securities	$6,000	$55	$—	$6,055
Total	$6,000	$55	$—	$6,055
Total investment securities	$31,627	$139	$—	$31,766

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

As of December 31, 2012 and 2011, there were no individual securities that had been in a continuous loss position for 12 months or longer.

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

	December 31, 2012	December 31, 2011
Raw materials	$10,564	$12,389
Work-in-process	12,122	7,841
Finished goods	21,939	31,780
Total	$44,625	$52,010
Additional Components of the Company's Consolidated Balance Sheet
Accounts Receivable (in thousands):

	December 31, 2012	December 31, 2011
Accounts receivable trade	$33,866	$27,972
Accrued ship and debit and rebate claims	(26,293)	(18,361)
Allowance for doubtful accounts	(247)	(215)
Total	$7,326	$9,396
Prepaid Expenses and Other Current Assets (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012	December 31, 2011
Prepaid legal fees	$1,760	$3,500
Advance to supplier	1,170	—
Prepaid income tax	11,463	118
Prepaid maintenance agreements	616	669
Interest receivable	149	625
Other	2,243	2,156
Total	$17,401	$7,068

Other Assets (in thousands):

	December 31, 2012	December 31, 2011
Prepaid royalty (Note 12)	$—	$10,000
Investment in third party (Note 12)	—	7,000
Financing lease receivables and deposits (Note 12)	—	7,558
Distributor ship and debit advance credit	2,536	—
Other	2,137	1,953
Total	$4,673	$26,511
Other Accrued Liabilities (in thousands):

	December 31, 2012	December 31, 2011
Accrued professional fees	$1,328	$892
Accrued expense for engineering wafers	516	402
Advances from customers	646	596
Other	949	415
Total	$3,439	$2,305

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Land	$16,754	$16,754
Construction-in-progress	9,431	17,296
Building and improvements	42,819	32,599
Machinery and equipment	101,438	92,919
Office furniture and equipment	28,791	23,897
	199,233	183,465
Accumulated depreciation	(109,509)	(95,224)
Total	$89,724	$88,241

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense of property and equipment for fiscal years ended December 31, 2012, and 2011 and 2010, was approximately $15.3 million, $15.4 million and $12.3 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years or life of lease agreement, if shorter
Machinery and equipment	2-8 years
Office furniture and equipment	4 years

Total property and equipment located in the United States at December 31, 2012, 2011 and 2010, was approximately 64%, 64% and 63%, respectively, of total property and equipment. In 2010, China held 10% of total property and equipment. In 2012 and 2011, no foreign country held more than 10% of total property and equipment.

Business Combinations

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing at the acquisition date impacting asset valuations and liabilities assumed. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

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

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, from time-to-time the Company will contribute a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. No employee 401(k) contribution was provided for in 2012 or 2011; however, the Company provided for a contribution of approximately $0.7 million in 2010.

Retirement Benefit Obligations (Pension)
The Company recognizes the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability in the accompanying consolidated balance sheets. Changes in the funded status are recognized through accumulated other comprehensive (loss) income, a component of stockholders' equity, in the year in which the changes occur.
Revenue Recognition

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 74% of the Company's net product sales were made to distributors in 2012. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from these sales until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2012, and December 31, 2011, was approximately $20.7 million and $18.1 million, respectively. The total deferred cost as of December 31, 2012, and December 31, 2011, was approximately $9.1 million and $8.8 million, respectively.

Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At or soon after the distributor invoices its customer, the distributor submits a “ship and debit” price adjustment claim to the Company to adjust the distributor's cost from the standard price to the pre-approved lower price. After verification that the claim was pre-approved by the Company, a credit memo is issued to the distributor for the ship and debit claim. The Company maintains a reserve for these unprocessed claims and for estimated future ship and debit price adjustments. The reserve appears as a reduction to accounts receivable in the Company's accompanying consolidated balance sheets. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on the deferred revenue and deferred margin ultimately recognized. To evaluate the adequacy of its reserves, the Company analyzes historical ship and debit payments and levels of inventory in the distributor channels.

Sales to certain distributors of the Company are made under terms that do not include rights of return or price concessions after the product is shipped to the distributor. Accordingly, product revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

Foreign Currency Risk and Foreign Currency Translation

As of December 31, 2012, the Company's primary transactional currency was in U.S. dollars; in addition, the Company holds cash in Swiss francs and Euros as a result of its acquisition of Concept. The Company completed the acquisition of Concept, which is located in Biel, Switzerland, in the second quarter of 2012. Included in the assets acquired was cash denominated in Swiss francs and Euros, which will be used to fund Concept operations.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2012, the Company realized a foreign exchange transaction loss of $0.6 million. In the year ended 2011, the Company realized foreign exchange transaction gains of approximately $0.05 million, and in 2010, the Company realized a foreign exchange transaction loss of approximately $0.4 million, these amounts were included in ''other income (expense)'' in the accompanying consolidated statements of income.

The functional currency of Concept is the U.S. dollar. Gains and losses arising from the remeasurement of non-functional currency balances are recorded as other income (loss) in the consolidated statement of income (loss).

The functional currencies of the Company's other subsidiaries are the local currencies. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Cumulative gains and losses from the translation of the foreign subsidiaries' financial statements have been included in stockholders' equity.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $1.1 million, $1.0 million, and $1.0 million, in 2012, 2011 and 2010, respectively.

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

The Company engages in qualifying activities for R&D credit purposes.  The American Tax Relief Act of 2012 was signed into law on January 2, 2013.  Per ASC 740-10-45-15 guidance, the 2012 Federal R&D tax credit will be a discrete event in Q1 2013. As such, the Company did not take any benefit relating to federal R&D credit in the 2012 provision.

Common Stock Repurchases and Common Stock Dividend

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2011, the Company's board of directors authorized the use of $50.0 million for the repurchase of the Company's common stock, with repurchases to be executed according to certain pre-defined price/volume guidelines set by the board of directors. In the twelve months ended December 31, 2011, the Company repurchased 1.5 million shares for a total cost of $50.0 million, concluding this repurchase program. In November 2011, the board of directors authorized the use of an additional $30.0 million for the repurchase of the Company's common stock, and in March 2012, the Company canceled its $30.0 million stock repurchase program in connection with its purchase agreement to acquire CT-Concept Technologie AG. In October 2012, the Company's board of directors authorized the use of an additional $50.0 million for the repurchase of its common stock. Repurchases are executed according to pre-defined price/volume guidelines set by the board of directors. As of December 31, 2012, the Company purchased 0.7 million shares for approximately $20.5 million, leaving $29.5 million remaining for future repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions as well as other factors.

In January 2010, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2010. The quarterly dividend payments were made on March 31, 2010, June 30, 2010, September 30, 2010, and December 31, 2010, each in the aggregate amount of approximately $1.4 million. In October 2010, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2011. The quarterly dividend payment, each in the aggregate amount of approximately $1.4 million, were made on March 31, 2011, June 30, 2011, September 30, 2011, and December 30, 2011.

In January 2012, the Company's board of directors continued the dividend payments by declaring four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. The quarterly dividend payments were made on March 30, 2012, June 29, 2012, September 28, 2012, and December 31, 2012, each in the aggregate amount of approximately $1.4 million to stockholders of record as of February 29, 2012, May 31, 2012, August 31, 2012 and November 30, 2012. In January 2013, the Company's board of directors continued the dividend payments by declaring four quarterly cash dividends in the amount of $0.08 per share to be paid to stockholders of record at the end of each quarter in 2013. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company's stockholders.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Recently Issued Accounting Pronouncements

On January 1, 2012, the Company adopted the following accounting pronouncements:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2011, the Financial Accounting Standards Board (FASB) issued amendments to the FASB Accounting Standard Codification (ASC) relating to fair value measurements, Accounting Standards Update (ASU) 2011-04, Fair Value Measurement, ASC Topic 820. The amendments clarify the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The adoption of this amendment did not have a material impact on the Company's financial statements.

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

3. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans
As of December 31, 2012, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan").  The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance stock awards and other stock awards to employees, directors and consultants.  In June 2012, the Company's stockholders approved the 2007 Equity Incentive Plan, as amended to increase the aggregate number of shares of the Company's common stock authorized for issuance under the plan by 2,800,000 shares. As of December 31, 2012, the maximum remaining number of shares that may be issued under the 2007 Plan was 8,464,229 shares, which includes options issued but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan.  Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant.  Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (that was adopted by the board of directors on January 27, 2009) to nonemployee directors have been made primarily under the 2007 Plan. The Directors Equity Compensation Program, until June 2012, provided in certain circumstances (depending on the status of the particular director's holdings of Company stock options) for the automatic grant of nonstatutory stock options to nonemployee directors of the Company on the first trading day of July in each year over their period of service on the board of directors. Further, each future nonemployee director of the Company would be granted under the 2007 Plan: (a) on the first trading day of the month

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following commencement of service, an option to purchase the number of shares of common stock equal to: the fraction of a year between the date of the director's appointment to the board of directors and the next July 1, multiplied by 8,000, which option shall vest on the next July 1st; and (b) on the first trading day of July following commencement of service, an option to purchase 24,000 shares vesting monthly over the three year period commencing on the grant date. In July 2012, this program was amended by eliminating the grants described above in their entirety, and providing for grants to outside directors as follows: effective annually, upon the first trading day of July, each outside director would receive a grant of an equity award with an aggregate value of $100,000.  At each outside director's election, such award would consist entirely of RSUs or entirely of stock options.  The quantity of options would be calculated by dividing $100,000 by the Black-Scholes value on the date of grant. The quantity of RSUs issued would be calculated by dividing $100,000 by the grant date fair value.  Further, on the date of election of a new outside director, such new director would receive such grant as continuing outside directors receive on the first trading day of July; provided, however, that such grant is prorated for the portion of the year that such new outside director will serve until the next first trading day of July.  The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.

On July 28, 2009, the 2007 Plan was amended generally to prohibit outstanding options or stock appreciation rights from being canceled in exchange for cash without stockholder approval.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2012, of the shares reserved for issuance, 2,470,690 shares had been purchased and 529,310 shares were reserved for future issuance under the Purchase Plan.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Forfeitures. The Company uses historical data to estimate pre-vesting forfeitures, and records share-based compensation expense only for those awards that are expected to vest.

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the twelve months ended December 31, 2012, December 31, 2011, and December 31, 2010 (in thousands).

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$1,058	$666	$686
Research and development	5,503	3,274	4,107
Sales and marketing	3,317	2,313	2,594
General and administrative	4,346	2,716	3,334
Total stock-based compensation expense	$14,224	$8,969	$10,721

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2012.

	December 31, 2012
	Unrecognized Compensation Expense for Unvested Awards	Weighted Average Remaining Recognition Period
	(In thousands)	(In years)
Options	$4,300	1.9
Performance-based awards	—	0.0
Restricted stock units	15,800	2.6
Purchase plan	98	0.5
Total unrecognized compensation expense	$20,198

Stock compensation expense in the twelve months ended December 31, 2012, was $14.2 million (comprising approximately $4.0 million related to stock options, $2.1 million related to performance-based awards, $7.0 million related to restricted stock units and $1.1 million related to the Company's Purchase Plan).

Stock compensation expense in the twelve months ended December 31, 2011, was $9.0 million (comprising approximately $4.0 million related to stock options, $3.8 million related to restricted stock units, $1.2 million related to the Company's Purchase Plan and $29,000 of net amortized compensation expense associated with capitalized inventory).

Stock compensation expense in the twelve months ended December 31, 2010, was $10.7 million (comprising approximately $5.2 million related to stock options, $3.0 million related to performance-based awards, $1.5 million related to restricted stock units, $1.1 million related to the Company's Purchase Plan partially offset by $0.1 million in compensation expense capitalized into inventory).

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the three years ended December 31, 2012, 2011 and 2010:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2012	2011	2010

Risk-free interest rates	1.01% - 0.87%	1.46% - 2.20%	1.53% - 2.25%
Expected volatility rates	45%	44%	45% - 48%
Expected dividend yield	0.51% - 0.57%	0.54% - 0.59%	0.54% - 0.62%
Expected term of stock options (in years)	6.44	6.0	5.12
Weighted-average grant date fair value of options granted	$18.20	$15.66	$14.82

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Risk-free interest rates	0.09% - 0.14%	0.16% - 0.17%	0.17% - 0.20%
Expected volatility rates	34% - 48%	37%	36% - 43%
Expected dividend yield	0.54% - 0.57%	0.51% - 0.59%	0.52% - 0.55%
Expected term of purchase right (years)	0.5	0.5	0.5
Weighted-average estimated fair value of purchase rights	$9.40	$9.15	$8.65

A summary of stock option activity under the Plans, excluding performance-based shares and restricted stock units, as of December 31, 2012, and changes during three years then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	5,724	$21.65
Granted	218	$35.46
Exercised	(1,263)	$18.15
Forfeited or expired	(246)	$33.25
Outstanding at December 31, 2010	4,433	$22.68
Granted	164	$37.37
Exercised	(948)	$19.82
Forfeited or expired	(92)	$27.07
Outstanding at December 31, 2011	3,557	$24.01
Granted	135	$42.66
Exercised	(870)	$20.48
Forfeited or expired	(5)	$21.10
Outstanding at December 31, 2012	2,817	$26.00	4.38	$23,710
Exercisable at December 31, 2012	2,457	$24.48	3.82	$23,005
Vested and expected to vest at December 31, 2012	2,802	$25.92	4.36	$23,707

The total intrinsic value of options exercised during the twelve months ended December 31, 2012, 2011 and 2010 was $14.5 million, $16.6 million and $27.1 million, respectively.

The following table summarizes the stock options outstanding at December 31, 2012:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$13.80 - $17.12	3,500	3.91	$14.27	3,500	$14.27
$17.18 - $19.73	479,089	2.41	$17.66	478,919	$17.66
$19.73 - $22.05	561,922	5.98	$21.08	512,729	$21.08
$22.05 - $25.88	462,232	4.34	$24.84	461,642	$24.85
$25.88 - $27.22	674,628	2.15	$26.99	674,628	$26.99
$27.22 - $29.50	31,600	1.12	$28.60	31,600	$28.60
$29.50 - $31.15	35,611	6.07	$30.90	26,953	$30.94
$31.15 - $32.24	35,794	5.28	$31.76	34,626	$31.74
$32.24 - $36.95	253,679	6.12	$34.44	151,176	$34.09
$36.95 - $42.88	279,170	8.52	$40.53	80,810	$39.19
$13.80 - $42.88	2,817,225	4.38	$26.00	2,456,583	$24.48

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-based Awards

Under the performance-based awards program, the Company grants awards in the first half of the performance year in an amount equal to twice the target number of shares to be issued if the target performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company's performance. The performance metrics of this program are annual targets consisting of net revenue, non-GAAP operating earnings and strategic goals. Each performance-based award share granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.

During the twelve months ended December 31, 2012, the Company issued approximately 102,000 performance-based awards to employees and executives. As the net revenue, non-GAAP operating earnings and strategic goals are considered performance conditions, expense associated with these awards, net of estimated forfeitures was recognized over the twelve month service period based on an assessment of the achievement of the performance targets. The fair value of these performance-based awards was determined using the fair value of the Company's common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

A portion of the 2012 performance-based awards issued to employees and executives vested in the first quarter of 2013, and therefore the Company accrued stock-based compensation expense for those awards. The Company's net revenue and non-GAAP operating earnings performance targets were not met in 2011, and therefore the 2011 performance-based awards were canceled, and no related expense was recognized in the twelve months ended December 31, 2011. In January 2011, it was determined that the Company had reached the maximum level of the established performance targets for the performance-based awards granted in 2010. Accordingly, the 85,000 performance-based awards, which were fully vested, were released to the Company's employees and executives in the first quarter of 2011.

A summary of performance-based awards outstanding as of December 31, 2012, and activity during the three years then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	119	$18.66
Granted	92	$34.85
Vested	(121)	$18.81
Forfeited or canceled	(5)	$33.59
Outstanding at December 31, 2010	85	$34.97
Granted	98	$36.57
Vested	(85)	$34.97
Forfeited or canceled	(98)	$36.57
Outstanding at December 31, 2011	—	$—
Granted	102	$37.60
Vested	—	$—
Forfeited or canceled	—	$—
Outstanding at December 31, 2012	102	$37.60	0	$3,421
Outstanding and expected to vest at December 31, 2012	55		0	$1,848

The weighted-average grant-date fair value per share of performance-based awards granted in the years ended December 31, 2012, 2011 and 2010, was approximately $37.60, $36.57 and $34.85, respectively. The grant date fair value of awards released, which were fully vested, in the years ended December 31, 2011 and 2010 was approximately $3.0 million and $3.0 million, respectively. There were no performance-based awards released in year ended December 31, 2012.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A summary of RSUs outstanding as of December 31, 2012, and activity during three years then ended, is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	13	$33.17
Granted	259	$36.44
Vested	(4)	$33.94
Forfeited or expired	(8)	$36.94
Outstanding at December 31, 2010	260	$36.30
Granted	296	$36.04
Vested	(64)	$36.26
Forfeited or expired	(34)	$37.13
Outstanding at December 31, 2011	458	$36.08
Granted	293	$41.06
Vested	(152)	$36.48
Forfeited or expired	(26)	$36.92
Outstanding at December 31, 2012	573	$38.21	1.48	$19,270
Outstanding and expected to vest at December 31, 2012	534		1.47	$17,934

The weighted-average grant-date fair value per share of RSUs awarded in the years ended December 31, 2012, 2011 and 2010, was approximately $41.06, $36.04 and $36.44, respectively. The grant date fair value of awards vested in the years ended December 31, 2012, 2011 and 2010, was approximately $5.5 million, $2.3 million and $0.2 million, respectively.

Shares Reserved

As of December 31, 2012, the Company had approximately 4.9 million shares of common stock reserved for future issuance under stock option and stock purchase plans.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In the first quarter of 2012, the Company changed its investment policy to allow the sale of long-term and short-term marketable securities prior to their stated maturity date. The Company principally holds securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, the funding of acquisitions and other strategic investments. As a result of this change in policy the Company classified its investment portfolio as available-for-sale as of December 31, 2012. As of December 31, 2011, the Company's investments classified as Level 1 and Level 2 were held-to-maturity investments, and were valued using the amortized-cost method, which approximates fair market value.
The fair value hierarchy of the Company's marketable securities and investments at December 31, 2012, and December 31, 2011, was as follows (in thousands):

	Fair Value Measurement at
	December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$7,140	$7,140	$—
Corporate securities	31,766	—	31,766
Total	$38,906	$7,140	$31,766

	Fair Value Measurement at
	December 31, 2011
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$9,849	$—	$9,849
Money market funds	30,190	30,190	—
Certificates of deposit	10,000	—	10,000
Corporate securities	62,940	—	62,940
Total	$112,979	$30,190	$82,789

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the twelve months ended December 31, 2012, and the twelve months ended December 31, 2011.

On October 22, 2010, the Company entered into an agreement with a privately held company, SemiSouth Laboratories ("SemiSouth"), as amended, pursuant to which the Company would be obligated to acquire SemiSouth if SemiSouth met certain financial performance conditions on or before December 31, 2013. In March 2012, in consideration for the loan agreement discussed below, the Company entered into an amended agreement with SemiSouth which established a maximum purchase price related to both the Company's option to acquire SemiSouth ("Purchase Option"). The Company used Level 3

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

inputs in its fair-market valuation utilizing the income-approach valuation technique. The Company prepared a discounted cash flow analysis using the following unobservable inputs: weighted average cost of capital, long-term revenue growth, control premium, and discount for lack of marketability. The Company then used the Black-Scholes option pricing model to determine the fair value of the Company's purchase option to be approximately $6.2 million. The Company's valuation technique derived inputs principally from comparable company market data (i.e., correlation values). In October 2012, information became known to the Company that provided evidence that its SemiSouth Purchase Option was other than temporarily impaired as of September 30, 2012, and as a result the fair value of the SemiSouth Purchase Option was deemed to be zero and written off. The charge is reflected in the Company's consolidated statements of income (loss) under the other income (expense), charge related to SemiSouth caption (see Note 12, Transactions With Third Party, below for further details on the SemiSouth impairment).

In March 2012 the Company loaned SemiSouth $18.0 million, and in exchange the Company was issued a promissory note and received the modification discussed above to establish a maximum price under the Purchase Option. The note was classified as Level 3 in the fair-value hierarchy, as there was no market data for this instrument. The estimated fair value of the note was approximately $13.4 million prior to impairment, consisting of the promissory note of $18.0 million, net of the unamortized interest discount related to the $6.2 million Purchase Option (of which $1.6 million was amortized prior to impairment). In October 2012, information became known to the Company that provided evidence that its loan to SemiSouth was other than temporarily impaired as of September 30, 2012, and as a result the loan to SemiSouth was written off as of that date. The charge was reflected in the consolidated statements of income (loss) under the other income (expense), charge related to SemiSouth caption for the twelve months ended December 31, 2012 (see Note 12, Transactions With Third Party, below for further details on the SemiSouth loan). The following table presents the changes in Level 3 investments for the two years ended December 31, 2012 (in thousands):

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Notes Receivable
Beginning balance at January 1, 2011	$—
Purchases and issuances	3,000
Settlements	(3,000)
Ending balance at December 31, 2011	—
Purchases and issuances	13,433
Change in fair value	(13,433)
Ending balance at December 31, 2012	$—

5. GOODWILL AND INTANGIBLE ASSETS:

Changes in the carrying amount of goodwill as of the twelve months ended December 31, 2012 and December 31, 2011, are as follows (in thousands).

Goodwill
December 31, 2012
Balance at January 1, 2011	$14,826
Goodwill acquired during the period	—
Goodwill adjustments	(40)
Balance at December 31, 2011	14,786
Goodwill acquired during the period	65,813
Goodwill adjustments	—
Ending balance at December 31, 2012	$80,599

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The $65.8 million of goodwill acquired in 2012, resulted from the purchase of Concept (see Note 11, Acquisition, for further details). In the fourth quarter of 2012, goodwill was evaluated in accordance with ASC 350-10, Goodwill and Other Intangible Assets, and no impairment charge was deemed necessary during the year ended December 31, 2012.

Intangible assets consist primarily of acquired licenses, customer relationships, tradename, in-process research and development and patent rights, and are reported net of accumulated amortization. In May 2012, the Company acquired Concept, resulting in the addition of the following intangible assets; developed technology of $23.8 million, which will be amortized over a period of approximately 4 to 12 years; customer relationships of $16.7 million, which will be amortized over a period of 10 years; and tradename (Concept) of $3.6 million, which will be amortized over a period of 2 years (see Note 11, Acquisitions, below). In August 2010, the Company acquired an early-stage research and development company, resulting in the addition of in-process research and development of $4.7 million. In December 2010, the Company acquired Qspeed Semiconductor resulting in the addition of customer relationships of $0.9 million, and developed technology of $1.8 million (see Note 11, Acquisitions, below). The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the acquired license or patent rights, which range from two to ten years, with the exception of $4.7 million of in-process research and development which will be amortized once the development is completed and products are available for sale. The Company does not expect the amortization of its in-process research and development to begin in 2013. Amortization for acquired intangible assets was approximately $5.2 million, $0.9 million and $0.7 million in the years ended December 31, 2012, 2011 and 2010, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets.

	December 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(2,025)	975	3,000	(1,725)	1,275
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	26,670	(2,663)	24,007	2,920	(829)	2,091
Customer relationships	17,610	(1,944)	15,666	910	(114)	796
Tradename	3,600	(1,200)	2,400	—	—	—
Other intangibles	37	(37)	—	37	(37)	—
Total intangible assets	$57,556	$(9,818)	$47,738	$13,506	$(4,654)	$8,852

The estimated future amortization expense related to intangible assets at December 31, 2012, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2013	$7,404
2014	6,072
2015	5,009
2016	4,394
2017	3,994
Thereafter	16,175
Total (1)	$43,048
_______________

(1)	The total above excludes $4.7 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

6. SIGNIFICANT CUSTOMERS AND EXPORT SALES:

Segment Reporting

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Product Sales

Net revenues consist primarily of sales of the Company's high-voltage integrated-circuit products, IGBT drivers and high-voltage silicon diodes. When evaluating the Company's net revenues, the Company categorizes its sales into the following four major end markets served; consumer, communications, industrial electronics and computer. The table below provides net sales activity by end markets served on a comparative basis for all periods:

	Year Ended December 31,
End Market	2012	2011	2010
Consumer	36%	38%	38%
Communications	24%	28%	31%
Industrial electronics	28%	22%	19%
Computer	12%	12%	12%

Customer Concentration
Ten customers accounted for approximately 64%, 65% and 62% of net revenues for the years ended December 31, 2012, 2011 and 2010, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

The following customers each accounted for 10% or more of total net revenues:

	Year Ended December 31,
Customer	2012	2011	2010
Avnet	20%	19%	17%
ATM Electronic Corporation	12%	13%	11%

Avnet and ATM Electronic Corporation are distributors of the Company's products. No other customers accounted for 10% or more of the Company's net revenues in those periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. As of December 31, 2012, and December 31, 2011, 74% and 79%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers each represented 10% or more of accounts receivable:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer	December 31, 2012	December 31, 2011
Avnet	28%	36%
ATM Electronic Corporation	18%	10%

Each customer above had over 10% of accounts receivable for each of the years presented.
Avnet and ATM Electronic Corporation are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s accounts receivable in these periods.

International Sales
The Company markets its products in and outside of North and South America through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, foreign revenue, consists of domestic and foreign sales to distributors and direct customers outside of North and South America. Foreign revenue information is based on the customers' bill-to location. The revenue percentages are as follows:

	Year Ended December 31,
	2012	2011	2010
Hong Kong/China	45%	39%	33%
Taiwan	17%	21%	23%
Korea	12%	16%	20%
Western Europe (excluding Germany)	10%	10%	8%
Japan	6%	6%	6%
Singapore	2%	2%	2%
Germany	1%	1%	2%
Other	2%	1%	1%
Total foreign revenue	95%	96%	95%

The remainder of the Company’s sales are to customers primarily located in the United States.

7. EARNINGS PER SHARE:

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

A summary of the earnings (loss) per share calculation is as follows (in thousands, except per share amounts):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2012	2011	2010
Basic earnings per share:
Net income (loss)	$(34,404)	$34,291	$49,464
Weighted-average common shares	28,636	28,609	27,837
Basic earnings (loss) per share	$(1.20)	$1.20	$1.78
Diluted earnings (loss) per share (1):
Net income (loss)	$(34,404)	$34,291	$49,464
Weighted-average common shares	28,636	28,609	27,837
Effect of dilutive securities:
Employee stock plans	—	1,355	1,719
Diluted weighted-average common shares	28,636	29,964	29,556
Diluted earnings (loss) per share	$(1.20)	$1.14	$1.67
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has included the shares underlying the 2012 and 2010 awards in the 2012 and 2010 calculation, respectively, as those shares were contingently issuable upon the satisfaction of the annual targets consisting of net revenue, non-GAAP operating earnings and in 2012, achievement of strategic goals as of the end of the period.  The Company has excluded all performance-based awards underlying the 2011 awards in the 2011 calculation as the performance conditions for those awards were not met as of the end of the period.

In the year ended December 31, 2012, all shares attributable to stock-based awards were excluded in the computation of diluted earnings per share, as the Company was in a net loss position. Options to purchase 294,965 shares and 159,316 shares outstanding in the years ended December 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive.

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

U.S. and foreign components of income before income taxes were (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S. operations	$(36,178)	$18,884	$22,312
Foreign operations	15,396	26,211	39,493
Total pretax income (loss)	$(20,782)	$45,095	$61,805

The components of the provision for income taxes are as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2012	2011	2010
Current provision:
Federal	$9,813	$7,758	$9,179
State	(2,083)	246	585
Foreign	1,892	474	98
	9,622	8,478	9,862
Deferred provision (benefit):
Federal	2,647	1,458	2,280
State	3,109	845	160
Foreign	(1,756)	23	39
	4,000	2,326	2,479
Total	$13,622	$10,804	$12,341

The Company is entitled to a deduction for federal and state tax purposes with respect to employees' stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax expense has been reflected as an adjustment to additional paid-in capital. For 2012, 2011 and 2010, the benefit arising from employee stock option activity that resulted in an adjustment to additional paid in capital was approximately $1.3 million, $2.2 million and $2.9 million, respectively.

The provision for income taxes differs from the amount, which would result by applying the applicable federal income-tax rate to income before provision for income taxes as follows:

	2012	2011	2010
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	8.9%	0.5%	1.3%
Business tax credits	4.9%	(5.7)%	(5.6)%
Stock-based compensation	2.5%	(0.2)%	2.6%
Foreign income taxed at different rate	25.9%	(10.9)%	(14.7)%
IRS audit settlement	(87.2)%	—%	—%
Valuation allowance	(48.4)%	3.4%	0.2%
Other	(7.2)%	1.9%	1.2%
Total	(65.6)%	24.0%	20.0%

During the third quarter of 2012, the Company recorded an impairment charge and write-off of certain assets related to SemiSouth of approximately $58.9 million on which the Company recognized a $8.0 million tax benefit. The write-off resulted in a net loss for the year.

During the third quarter of 2012 the Company made a one-time payment of taxes and interest totaling $42.6 million in connection with settling the U.S. Internal Revenue Service ("IRS") examination of the Company's income tax returns for the years 2003 through 2006. Related to this, the provision for income tax in the second quarter of 2012 included a one-time charge of $44.8 million, comprising $35.0 million in federal income taxes, net interest of $5.7 million, and state income taxes (including interest) of approximately $4.1 million. The impact of the charge was partially offset by the reversal of $26.9 million of related unrecognized tax benefits that had been recorded as non-current liabilities in the Company's consolidated balance sheet resulting in a net charge of $18.1 million. Additionally, there was a $2.2 million reduction of the valuation allowance on the Company's California deferred tax assets.

The components of the net deferred income tax asset /(liabilities) were as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2012	2011
Deferred tax assets:
Other reserves and accruals	$3,391	$5,453
Tax credit carry-forwards	6,205	7,002
Stock compensation	7,804	6,808
Capital losses	9,744	—
Net operating loss	710	—
Valuation allowance	(15,970)	(5,955)
	11,884	13,308
Deferred tax liabilities:
Depreciation	(2,758)	(29)
Acquired intangibles	(5,187)	—
Other	(1,427)	—
	(9,372)	(29)
Net deferred tax asset	$2,512	$13,279

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

As of December 31, 2012, the Company continues to maintain a valuation allowance primarily as a result of SemiSouth capital losses for federal purposes, and on its California deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The majority of the increase from the prior year is attributable to Federal capital losses of $26.5 million related to the SemiSouth write off. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating to tax credits in Canada.

As of December 31, 2012, the Company had Federal research and development tax credit carryforwards of approximately $1.9 million which will begin to expire in 2031 if unutilized, and California research and development tax credit carryforwards of approximately $9.2 million. There is no expiration of research and development tax credit carryforwards for the state of California. As of December 31, 2012, the Company had Canadian scientific research and experimental development tax credit carryforwards of $1.8 million, which will start to expire in 2026 and 2027, respectively, if unutilized.

Undistributed earnings of the Company's foreign subsidiaries of approximately $84.0 million at December 31, 2012, are considered to be indefinitely reinvested and, accordingly, no provision for Federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. Federal and State income taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits (in thousands):
Unrecognized Tax Benefits Balance at January 1, 2010	$24,869
Gross Increases for Tax Positions of Current Year	5,269
Gross Decreases for Tax Positions of Prior Years	(227)
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2010	29,911
Gross Increases for Tax Positions of Current Year	4,944
Gross Decreases for Tax Positions of Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2011	34,855
Gross Increases for Tax Positions of Current Year	1,110
Gross Increase for Tax Positions of Prior Years	9,344
Settlements	(34,496)
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2012	$10,813

The Company's total unrecognized tax benefits as of December 31, 2012, 2011 and 2010, was $10.8 million, $34.9 million and $29.9 million, respectively. An income tax benefit of $9.2 million, net of valuation allowance adjustments, would be recorded if these unrecognized tax benefits are recognized. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.
The Company's continuing practice is to recognize interest and/or penalties related to income-tax matters in income-tax expense. The Company has accrued interest and penalties at December 31, 2012, and December 31, 2011, of $0.6 million and $4.4 million, respectively, which have been recorded in long-term income taxes payable in the accompanying Consolidated Balance Sheets.

In the quarter ended June 30, 2012, the Company reached an understanding regarding the terms for settling with the U.S. Internal Revenue Service ("IRS") and closed out all positions as part of the examination of the Company's income tax returns for the years 2003 through 2006. On August 2, 2012, the IRS signed a formal closing agreement with the Company that is consistent with the intentions of the parties pursuant to their earlier understanding. Further, the agreement confirmed that the royalty arrangement between the Company and its foreign subsidiary concluded on October 31, 2012, resulting in a substantially lower effective tax rate for the Company in future years.

Approximately, $3.1 million of interest and penalties were included in the Company's provision for income taxes for the year-ended December 31, 2012.

The Company has concluded all U.S. federal income tax matters for the years through 2006.  The fiscal years 2007 through 2009 are currently under audit by the IRS.

9. COMMITMENTS:

Facilities

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California. The Company also owns a research and development facility in New Jersey, which was purchased in 2010, in connection with its acquisition of an early-stage research and development company, and a test facility in Biel, Switzerland which was acquired in connection with the Company's acquisition of Concept. The Company leases administrative office space in Singapore and Switzerland, and a research and development facility in Canada, in addition to sales offices in various countries around the world.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2012 are as follows (in thousands):

Fiscal Year
2013	$1,232
2014	491
2015	131
2016	62
2017	30
Thereafter	107
Total minimum lease payments	$2,053

Total rent expense amounted to $1.4 million, $1.7 million and $1.3 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Purchase Obligations

At December 31, 2012, the Company had no non-cancelable purchase obligations that were due beyond one year.

10. LEGAL PROCEEDINGS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450-10, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as "Fairchild") in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations' patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company's consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company's favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys' fees, among other things. On September 24, 2008, the Court denied Fairchild's motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company's motion for increased damages and attorneys' fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild's request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court's refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild's pending motion, but the Federal Circuit dismissed Fairchild's appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness shortly thereafter. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents. The Court also invited briefing on enhanced damages and attorneys' fees, and Fairchild filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild's request to amend the findings regarding Fairchild's willful infringement and doubled the damages award against Fairchild but declined to award attorneys' fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company filed a cross-appeal seeking to increase the damages award. Briefing on the appeal is complete, and the appeal was argued on January 11, 2012. A ruling is expected during 2013.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company's patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents; the Company contests these new claims vigorously, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company, leaving just one Fairchild patent in the case. The Court held a claim construction hearing on March 24, 2011, and has issued several claim construction orders; discovery is currently under way. Fairchild recently added another patent to the case over the Company's objections, and the Company has challenged their assertion of the patent. The trial is scheduled for February of 2014.

In February 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People's Republic of China. The suits assert four Chinese patents and seek an injunction and damages of approximately $19.0 million. Power Integrations Netherlands filed invalidation proceedings for all four asserted SG patents in the People's Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010. In early January 2012, the Company received rulings from the PRB invalidating the majority of the claims Fairchild asserted in litigation, and the PRB determinations are currently on appeal. The Suzhou Court conducted evidentiary hearings in 2012 and issued rulings in late December 2012, finding that the Company did not infringe any of Fairchild's patents. Fairchild has filed

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

appeals challenging the Suzhou Court's non-infringement rulings, but the Company continues to believe the Fairchild and SG claims discussed above are without merit and will continue to contest them vigorously.

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

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleges that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company has answered Fairchild's complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company has also asserted counterclaims against Fairchild for infringement of five of the Company's patents. Fairchild filed a motion to dismiss the Company's counterclaims, which the Company opposes; a ruling is expected this year. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company's preliminary challenge; discovery is under way on the remaining patents, with a trial scheduled for October 2014.

On February 5, 2013, Trinity Capital Investment, LLC (“Trinity”) filed suit against the Company in California Superior Court.  The complaint alleged that SemiSouth Laboratories Inc. had entered into a lease agreement with Trinity, and that the Company guaranteed SemiSouth's obligations under the lease agreement.  The complaint further alleged that SemiSouth defaulted on the lease agreement in October 2012, and therefore the Company owed Trinity $2.4 million under the lease guaranty.  The Company believes the complaint is without merit and will contest it vigorously.

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

11. ACQUISITIONS:

Early-stage research and development company

On February 26, 2010, the Company entered into a definitive agreement to purchase the assets of an early-stage research and development company involved in developing certain technology that is consistent with the Company's long-term business strategy, for cash totaling $11.5 million.  The Company accounted for the transaction as an acquisition of a business and completed the acquisition on August 26, 2010. The Company allocated $6.2 million of the purchase price to goodwill, which is deductible for tax purposes, $4.7 million to in-process research and development, which the Company will amortize over the estimated life of the technology upon completion of its development (the Company does not expect the amortization of in-process research and development to begin in 2013), and $0.6 million to fixed assets. The Company also expensed $0.4 million of acquisition-related costs which were recorded as general and administrative expense in 2010. Goodwill recognized in the acquisition was derived from expected benefits from future technology, cost synergies and a knowledgeable and experienced workforce.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Qspeed

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

Of the total consideration transferred, $6.8 million was allocated to goodwill, $1.8 million was allocated to developed technology, $0.9 million was allocated to customer relationships, $0.4 million was allocated to fixed assets, $2.1 million was allocated to inventory, including $0.6 million of inventory markup, which will be amortized to cost of revenues, and $0.2 million was allocated to accounts receivable. Goodwill recognized in the acquisition of Qspeed Semiconductor was derived from expected benefits from future technology, cost synergies and a knowledgeable and experienced workforce.

Concept

On May 1, 2012, the Company, through its subsidiaries Power Integrations Netherlands B.V., a Dutch company, and Power Integrations Limited, a Cayman Islands company, completed the acquisition of CT Concept Technologie AG ("Concept" or "Concept Group"), a Swiss company, by acquiring all of the outstanding shares of its Swiss parent companies Concept Beteiligungen AG and CT-Concept Holding AG (the “Acquisition”), pursuant to the Share Purchase Agreement ("Purchase Agreement").

The acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805 - Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, and was derived from expected benefits from technology, cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill is not expected to be deductible for tax purposes. The purchase price allocation is preliminary since the valuation of the net tangible and identifiable intangible assets is still being finalized, however the Company does not expect material changes to the purchase price allocation. Any measurement period adjustments will be recorded retrospectively to the acquisition date. During the third quarter of 2012, the Company increased goodwill by $0.9 million due to a decrease in acquired property and equipment, net of a related adjustment to deferred tax liabilities, and in the fourth quarter of 2012, the Company increased goodwill by $2.3 million to increase the deferred tax liability associated with the acquired intangibles. Of the total purchase price of $130.7 million (including cash assumed), cash of $128.3 million was used to fund the acquisition in the second quarter of 2012. Pursuant to the purchase agreement, the purchase price was subject to a net asset value adjustment of approximately $2.4 million, which was paid to the seller in the third quarter of 2012.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the purchase price and estimated fair values of the assets acquired and the liabilities assumed as of May 1, 2012, the completion of the acquisition of Concept ("Closing Date") updated for the above mentioned adjustments.

		Total Amount
Assets Acquired		(in thousands)
	Cash	$14,933
	Accounts receivable	3,220
	Inventories	10,631
	Prepaid expenses and other current assets	2,777
	Property and equipment, net	2,310
	Intangible assets:
	Developed technology	23,750
	Tradename	3,600
	Customer relationships	16,700
	Goodwill	65,813
	Total assets acquired	143,734
Liabilities assumed
	Current liabilities	4,587
	Deferred tax liabilities	7,860
	Other liabilities	634
	Total liabilities assumed	13,081
	Total purchase price	$130,653

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were then adjusted for taxes and discounted to present value. The fair value of developed technology was capitalized as of the acquisition date and is being amortized using a straight-line method to cost of revenues over the estimated remaining life of 4 - 12 years.

Tradename: The value assigned to Concept's tradename was determined using the income approach. The present value of the expected after-tax royalty savings was added to the sum of the expected amortization tax benefit. The royalty rate was selected based on an analysis of comparable tradename agreements. In addition, the rate was adjusted based on an analysis of Concept's projected performance and the importance of the tradename to the industry. The selected royalty rate was then applied to the projected revenues for the tradename. The fair value of the tradename was capitalized as of the acquisition date and is being amortized using a straight-line method to sales and marketing expenses over the estimated period of use of 2 years.

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

Pro Forma Information

The amount of Concept net revenues included in the Company's consolidated statements of operations for the year ended December 31, 2012, was $17.7 million and is included in the pro forma information below to provide supplemental comparable information.  Concept's net loss for the same period of approximately $3.4 million was included in the Company's consolidated statements operations, the Concept loss includes intangible amortization and amortization of inventory markup.  The loss from Concept is estimated because the Company is in the process of integrating Concept's operations and the Company does not maintain product line statements of operations.

For the purpose of the summary unaudited pro forma combined supplemental information, the acquisition was assumed to have occurred as of January 1, 2011.  The pro forma combined supplemental information reflects the currency translation from Swiss francs to U.S. dollars for the Concept historical financial statements.  The pro forma information for January 1, 2011, to April 30, 2012, has been calculated after applying the Company's accounting policies and adjusting the results of Concept to reflect the additional amortization of intangible assets, and additional cost of revenues related to the inventory markup that would have been charged assuming the fair value adjustments had been incurred as of January 1, 2011. The unaudited pro forma combined financial information is for informational purposes only and does not purport to represent what the Company's actual results would have been if the acquisition had been completed as of the date indicated above, or that may be achieved in the future. The unaudited pro forma combined supplemental information does not include the effects of any cost savings from operating efficiencies or synergies that may result from the acquisition (in thousands, except per share amounts).

	Year Ended
	December 31,
	2012	2011
Revenues	$314,483	$331,429
Net income (loss)	$(30,962)	$33,705
Earnings (loss) per share - diluted	$(1.08)	$1.12

12. TRANSACTIONS WITH THIRD PARTY:

On October 22, 2010, the Company purchased SemiSouth preferred stock for $7.0 million, which represented an approximate 16% interest in SemiSouth, a privately-held company. The Company accounted for its investment under the cost

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

method. Also in October 2010, the Company paid $10.0 million as a prepaid royalty in exchange for the right to use SemiSouth's technology. The Company's 2010 agreement with SemiSouth provided, among other things, that the Company had the option to acquire SemiSouth in the future (“Call Option”) and that the Company may be obligated to acquire SemiSouth at a future date if SemiSouth achieved certain financial performance conditions (“Put Option”). The Call and Put Options were intended to result in an acquisition price equal to the estimated fair value of SemiSouth at the time of exercise. Pursuant to an amended agreement entered into in March 2012 in connection with the $18.0 million financing discussed below, the maximum purchase price under the call and put options would not exceed $80.0 million.

In July 2011, SemiSouth obtained $15.0 million of financing through the sale, and concurrent licensing back, of its intellectual property ("IP") with a financing company. In connection with this arrangement, the Company entered into a contingent purchase commitment with the financing company for SemiSouth's IP, which effectively provided a guarantee of the arrangement to the finance company. The contingent purchase commitment required the Company to purchase the IP previously owned by SemiSouth from its new owner for $15.0 million (plus reimbursement of certain expenses) under certain conditions generally relating to SemiSouth's failure to make certain payments or SemiSouth's insolvency.

In March 2012, the Company loaned SemiSouth $18.0 million, and in exchange the Company was issued a promissory note with interest of 2%. In consideration for the loan the Company obtained the above-mentioned amendment to its 2010 agreement with SemiSouth which established a maximum purchase price under the call and put options. The Company valued the call option and the loan using Level 3 inputs in its fair-market valuation utilizing the income-approach valuation method. The Company prepared a discounted cash flow analysis using the following unobservable inputs: weighted average cost of capital, long-term revenue growth, control premium, and discount for lack of marketability. The Company then used a Black-Scholes option pricing model to determine the fair value of the Company's purchase option to be approximately $6.2 million and the fair value of the loan to be $11.8 million The Company accreted the discount on the loan as interest income using the interest method over the term of the loan.

The Company's transactions with SemiSouth were evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of SemiSouth related assets may not be recoverable. In evaluating impairment, the Company compares the carrying value of the assets to its estimate of undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to its SemiSouth related assets.

Based on SemiSouth's deteriorating financial condition at September 30, 2012, as further evidenced by its closure in the fourth quarter of 2012, the Company determined that its SemiSouth-related assets were impaired as of September 30, 2012. The Company's 2012 results include an impairment charge of $33.7 million, comprising a write-off of $6.7 million of lease receivables, $7.0 million of preferred stock, a promissory note (net of imputed interest) in the amount of $13.2 million, $6.2 million for the Purchase Option, and other assets of $0.6 million. The Company has also expensed the prepaid royalty of $10.0 million as it no longer expects to use SemiSouth's technology and foresees no alternative use for it.

In addition, the financing company that owned SemiSouth's intellectual property exercised its contractual rights to put SemiSouth's intellectual property to the Company under the terms of the above-mentioned SemiSouth contingent purchase commitment. Based on SemiSouth's financial situation and its closure in the fourth quarter of 2012, the Company estimated that this intellectual property had no value. Therefore, the Company took a charge of $15.3 million related to this contingent obligation in the third quarter of 2012, and in the fourth quarter of 2012, the Company settled and paid the commitment for $15.2 million to the financing company.

The following table reflects the Company's interest income related to its SemiSouth agreements (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2012	2011	2010
Interest income on note from SemiSouth	$90	$—	$—
Non-cash interest income on note from SemiSouth	665	—	—
Interest income from SemiSouth lease line	79	98	—
Total interest income from SemiSouth	$834	$98	$—

13. RETIREMENT PLANS:

In connection with the Company's acquisition of Concept in May 2012, the Company sponsors a defined benefit pension plan ("Pension Plan") in accordance with the legal requirements of Switzerland (refer to Note 11, Acquisition, for details on the Concept acquisition). The plan assets, which provide benefits in the event of an employee's retirement, death or disability, are held in legally autonomous trustee-administered funds that are subject to Swiss law. Benefits are based on the employee's age, years of service and salary, and the plan is financed by contributions by both the employee and the Company.

The net periodic benefit cost of the Pension Plan was not material to the Company's financial statements during the year ended December 31, 2012. The acquired projected benefit obligation of $6.0 million, net of plan assets of $4.6 million, was $1.4 million as of the year ended December 31, 2012. The Company has recorded the unfunded amount as a liability in its Consolidated Balance Sheet at December 31, 2012, under the pension liability caption. The Company expects to make contributions to the Pension Plan of approximately $0.4 million during 2013. The unrealized actuarial loss on pension benefits, net of tax was $0.6 million. This amount was reflected in the Consolidated Balance Sheet caption accumulated other comprehensive income (loss) as of the year ended December 31, 2012.

In accordance with the Compensation-Retirement Benefits Topic of ASC 715-20, the Company recognizes the over-funded or under-funded status of its defined postretirement plan as an asset or liability in its statement of financial position. The company measured the plan assets and benefit obligations as of the date of the fiscal year-end.

14. BANK LINE OF CREDIT:
On July 5, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. The Company's ability to borrow under the revolving line of credit is conditioned upon the Company's compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which the Company is currently in compliance. The Credit Agreement terminates on July 5, 2015; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2012, the Company had no amount outstanding under the Credit Agreement.

15. SELECTED QUARTERLY INFORMATION (Unaudited):

The following tables set forth certain data from the Company's consolidated statements of income (loss) for each of the quarters in the years ended December 31, 2012 and 2011.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	(unaudited)
	Dec. 31,	Sept. 30,		June 30,		Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2012	2012		2012		2012	2011	2011	2011	2011
Net revenues	$79,170	$78,045		$76,382		$71,773	$66,730	$75,063	$80,184	$76,762
Gross profit	$39,403	$38,751		$37,755		$34,592	$31,554	$35,043	$37,626	$36,423
Net income (loss)	$9,716	$(44,406)	(2)	$(7,176)	(1)	$7,461	$6,326	$7,512	$10,599	$9,854
Earnings per share
Basic	$0.34	$(1.54)		$(0.25)		$0.26	$0.23	$0.26	$0.37	$0.34
Diluted	$0.33	$(1.54)		$(0.25)		$0.25	$0.22	$0.25	$0.35	$0.33
Shares used in per share calculation
Basic	28,785	28,908		28,619		28,227	28,077	28,799	28,938	28,628
Diluted	29,436	28,908		28,619		29,435	29,171	29,879	30,346	30,187
_______________________

(1) In the second quarter of 2012 the Company reached an understanding regarding the terms for settling with the IRS and closed out positions as part of the examination of the Company's income tax returns for the years 2003 through 2006. As a result of this understanding the Company made a one-time payment of taxes and interest resulting in a net charge of $18.1 million. Refer to Note 8, Provision for Income Taxes, above for details on the Company's tax settlement.

(2) In the third quarter of 2012, The Company recorded a charge of $58.9 million for the write off of SemiSouth related transactions, refer to Note 12, Transactions With Third Party, for further details on this charge.

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

Following is a summary of the activity in the allowance for doubtful accounts and allowance for ship and debit credits:

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
(in thousands)
Allowances for doubtful accounts:
Year ended December 31, 2010	$302	$1	$(28)	$275
Year ended December 31, 2011	$275	$73	$(133)	$215
Year ended December 31, 2012	$215	$32	$—	$247

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(2)	Balance at End of Period
(in thousands)
Allowances for ship and debit credits:
Year ended December 31, 2010	$16,967	$130,993	$(123,479)	$24,481
Year ended December 31, 2011	$24,481	$142,742	$(147,759)	$19,464
Year ended December 31, 2012	$19,464	$154,803	$(151,227)	$23,040

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

POWER INTEGRATIONS, INC.

Dated:	February 21, 2013	By:	/s/ SANDEEP NAYYAR
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

Dated:	February 21, 2013	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

Dated:	February 21, 2013	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer

Dated:	February 21, 2013	By:	/s/ ALAN D. BICKELL
Alan D. Bickell
Director

Dated:	February 21, 2013	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated:	February 21, 2013	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme
Director and Chairman of the Board

Dated:	February 21, 2013	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director

Dated:	February 21, 2013	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

Dated:	February 21, 2013	By:	/s/ WILLIAM GEORGE
William George
Director

POWER INTEGRATIONS, INC.
INDEX TO EXHIBITS
TO
FORM 10-K ANNUAL REPORT
For the Year Ended
December 31, 2012
EXHIBIT NUMBER DESCRIPTION

3.1	Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws. (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on January 30, 2012, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	Form of Indemnity Agreement for directors and officers. (Filed with the SEC as Exhibit 10.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.2	1997 Stock Option Plan (as amended through January 25, 2005) (Filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 6, 2005, SEC File No. 000-23441).*

10.3
1997 Outside Directors Stock Option Plan (filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441) and forms of agreements thereunder (filed with the SEC as Exhibit 10.4 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.4
1997 Employee Stock Purchase Plan (filed with the SEC as Exhibit 10.5 to our Annual Report on Form 10-K on March 2, 2009). The forms of agreements thereunder (filed with the SEC as Exhibit 10.5 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441).*

10.5	1998 Nonstatutory Stock Option Plan. (Filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

10.6
Executive Officer Benefits Agreement between us and Derek Bell, dated April 25, 2002. (Filed with the SEC as Exhibit 10.15 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.7
Executive Officer Benefits Agreement between us and John Tomlin, dated April 25, 2002. (Filed with the SEC as Exhibit 10.19 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.8
Executive Officer Benefits Agreement between us and Clifford J. Walker, dated April 25, 2002. (Filed with the SEC as Exhibit 10.20 to our Quarterly Report on Form 10-Q on May 10, 2002, SEC File No. 000-23441.)*

10.9
Technology License Agreement between us and Matsushita Electronics Corporation, dated as of June 29, 2000. (Filed with the SEC as Exhibit 10.28 to our Quarterly Report on Form 10-Q on November 14, 2000, SEC File No. 000-23441.)

10.10
Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003. (Filed with the SEC as Exhibit 10.31 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.11
Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003. (Filed with the SEC as Exhibit 10.32 to our Quarterly Report on Form 10-Q on August 7, 2003, SEC File No. 000-23441.)†

10.12
Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004. (Filed with the SEC as Exhibit 10.22 to our Current Report on Form 8-K on April 18, 2006, SEC File No. 000-23441.)†

10.13	2012 Executive Officer Cash Compensation Arrangements and 2012 Bonus Plan (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on January 30, 2012, SEC File No. 000-23441.)*

10.14	Form of Director Option Grant Agreement. (Filed with the SEC as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 6, 2009, SEC File No. 000-23441.)*

10.15
Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell. (Filed with the SEC as Exhibit 10.35 to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

EXHIBIT NUMBER DESCRIPTION

10.16
Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite. (Filed with the SEC as Exhibit 10.36 to our Annual Report on Form 10-K on March 8, 2007, SEC File No. 000-23441.)*

10.17
Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 6, 2009, SEC File No. 000-23441.)†

10.18	2007 Equity Incentive Plan, as amended and restated (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 7, 2012, SEC File No. 000-23441.)*

10.19
Forms of Option Agreements under the 1997 Stock Option Plan with Executive Officers in connection with the Chief Executive Officer Benefits Agreement and the Executive Officer Benefits Agreements. (Filed with the SEC as Exhibit 10.40 to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.20	Forms of Option Agreements under the 1997 Stock Option Plan. (Filed with the SEC as Exhibit 10.41 to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.21
Letter agreement, dated as of August 31, 2007, between Power Integrations, Inc. and Derek Bell. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.22
Amended and Restated Chief Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Balu Balakrishnan. (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.23
Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Cliff Walker. (Filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.24
Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Doug Bailey. (Filed with the SEC as Exhibit 10.8 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.25
Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and Derek Bell. (Filed with the SEC as Exhibit 10.9 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.26
Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008. (Filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 8, 2008, SEC File No. 000-23441.)

10.27
Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008. (Filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 8, 2008, SEC File No. 000-23441.)

10.28	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

10.29	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (as used after to January 1, 2013).*

10.30	Forms of Option Agreements under the 2007 Equity Incentive Plan (Filed with the SEC as Exhibit 99.(d)(4) to our Schedule TO filed on December 3, 2008, SEC File No. 000-23441.)*

10.31
Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)†

10.32
Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)†

10.33
Forms of Stock Option Agreements to be used in Director Equity Compensation Program. (Filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)*

EXHIBIT NUMBER DESCRIPTION

10.34
Amendment to Immediately Exercisable Non-Qualified Stock Option Agreement between Power Integrations, Inc. and Balu Balakrishnan, dated February 2, 2009 (Filed with the SEC as Exhibit 10.59 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)*

10.35
Director Equity Compensation Program, as revised January 27, 2009, and effective through June 2012 (Filed with the SEC as Exhibit 10.60 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441).*

10.36	Director Equity Compensation Program, as revised in July 2012 and January 2013.*

10.37
Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., dated November 14, 2008 (Filed with the SEC as Exhibit 10.61 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)

10.38
Amendment No. 1 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of January 27, 2009 (Filed with the SEC as Exhibit 10.62 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)*

10.39	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A (Filed with the SEC as Exhibit 10.63 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)*

10.40
Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, dated December 23, 2009. (Filed with the SEC as Exhibit 10.65 to our Annual Report on Form 10-K on February 26, 2010, SEC File No. 000-23441.) †

10.41
Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005. (Filed with the SEC as Exhibit 10.66 to our Annual Report on Form 10-K on February 26, 2010, SEC File No. 000-23441.) †

10.42
Amendment No. 2 to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011 (Filed with the SEC as Exhibit 10.47 to our Annual Report on Form 10-K filed on February 25, 2011, SEC File No. 000-23441.)†

10.43
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 6, 2010, SEC File No. 000-23441.)*

10.44
Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010 (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 6, 2010, SEC File No. 000-23441.)*

10.45
Offer Letter, dated June 23, 2010, between Power Integrations, Inc. and Sandeep Nayyar (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.46
Executive Officer Benefits Agreement, dated July 22, 2010, between Power Integrations, Inc. and Sandeep Nayyar (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.47
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use prior to January 2013. (Filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.)*

10.48	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use after January 2013.*

10.49	Outside Director Cash Compensation Arrangements (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 3, 2010, SEC File No. 000-23441.).*

10.50
Amendment to Executive Officer Benefits Agreement between Power Integrations, Inc. and Sandeep Nayyar, dated October 29, 2010. (Filed with the SEC as Exhibit 10.57 to our Annual Report on Form 10-K filed on February 25, 2011, SEC File No. 000-23441.)*

10.51	2011 Executive Compensation Arrangements (Described under Item 5.02 of our Current Report on Form 8-K, filed with the SEC on January 31, 2011, SEC File No. 000-23441.)*

10.52
Wafer Supply Agreement by and between Power Integrations, Inc. and NEC Electronics America, Inc., a California corporation (“NEC”), dated August 1, 2008. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 8, 2011, SEC File No. 000-23441.)†

EXHIBIT NUMBER DESCRIPTION

10.53
Amendment Number One to Wafer Supply Agreement by and between the Company and NEC, effective March 20, 2009. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 8, 2011, SEC File No. 000-23441.)†

10.54
Amendment to Executive Officer Benefits Agreement, dated as of August 8, 2007, and entered into August 15, 2007, between Power Integrations, Inc. and John Tomlin. (Filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on November 9, 2007, SEC File No. 000-23441.)*

10.55
Amendment Number Three to Wafer Supply Agreement, effective as of February 1, 2012, by Power Integrations International Ltd. and Seiko Epson Corporation. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 8, 2012, SEC File No. 000-23441.) †

10.56
Wafer Supply Agreement, made and entered into as of this 1st day of October, 2010, by and between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on May 8, 2012, SEC File No. 000-23441.) †

10.57
Credit Agreement, dated February 22, 2011, by and between Power Integrations, Inc. and Wells Fargo Bank, National Association. (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on May 8, 2012, SEC File No. 000-23441.)

10.58
Amendment to Credit Agreement, dated August 2, 2011, by and between Power Integrations, Inc. and Wells Fargo Bank, National Association. (Filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q on May 8, 2012, SEC File No. 000-23441.)

10.59
Second Amendment to Credit Agreement, dated April 2, 2012, by and between Power Integrations, Inc. and Wells Fargo Bank, National Association. (Filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 8, 2012, SEC File No. 000-23441.)

10.60
Credit Agreement, dated July 5, 2012, by and between Power Integrations, Inc., Union Bank N.A. and Wells Fargo Bank, National Association. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on October 31, 2012, SEC File No. 000-23441.)

10.61	First Amendment to Credit Agreement dated December 17, 2012, between Power Integrations, Inc., Union Bank, N.A. and Wells Fargo Bank, National Association.

10.62	2012 Executive Bonuses and 2013 Executive Compensation Arrangements (Described under Item 5.02 of our Current Report on Form 8-K, Filed with the SEC on January 28, 2013, SEC File No. 000-23441.)*

14.1	Code of Business Conduct and Ethics (Filed with the SEC as the like described exhibit to our Current Report on Form 8-K on February 4, 2008, SEC File No. 000-23441.)
21.1	List of subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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