Form 10-Q
period 2013-03-31
POWER INTEGRATIONS INC
filed 2013-05-03
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 19, 2013
Common Stock, $.001 par value	28,981,942

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “if”, “future”, “intend”, “plan”, “estimate”, “potential”, “targets”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to: our quarterly operating results are volatile and difficult to predict, and if we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly; if demand for our products declines in our major end markets, our net revenues will decrease; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; if we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies; and our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,489	$63,394
Short-term marketable securities	49,530	31,766
Accounts receivable, net of allowances of $227 and $247 in 2013 and 2012, respectively (Note 2)	14,739	7,326
Inventories	43,708	44,625
Deferred tax assets	349	352
Prepaid expenses and other current assets	13,296	17,401
Total current assets	191,111	164,864
PROPERTY AND EQUIPMENT, net	89,872	89,724
INTANGIBLE ASSETS, net	45,896	47,738
GOODWILL	80,599	80,599
DEFERRED TAX ASSETS	14,034	11,532
OTHER ASSETS	5,137	4,673
Total assets	$426,649	$399,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,743	$16,452
Accrued payroll and related expenses	6,713	6,720
Taxes payable	1,444	1,213
Deferred tax liabilities	687	1,193
Deferred income on sales to distributors	14,487	11,550
Other accrued liabilities	4,022	3,439
Total current liabilities	47,096	40,567
LONG-TERM INCOME TAXES PAYABLE	8,484	7,937
DEFERRED TAX LIABILITIES	7,948	8,179
PENSION LIABILITY	1,353	1,398
Total liabilities	64,881	58,081
COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 12)
STOCKHOLDERS’ EQUITY:
Common stock	29	28
Additional paid-in capital	187,984	175,668
Accumulated other comprehensive income (loss)	(484)	(293)
Retained earnings	174,239	165,646
Total stockholders’ equity	361,768	341,049
Total liabilities and stockholders’ equity	$426,649	$399,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
NET REVENUES	$77,040	$71,773
COST OF REVENUES	37,176	37,181
GROSS PROFIT	39,864	34,592

OPERATING EXPENSES:
Research and development	12,272	10,640
Sales and marketing	10,781	8,139
General and administrative	7,734	7,092
Total operating expenses	30,787	25,871
INCOME FROM OPERATIONS	9,077	8,721
OTHER INCOME
Other income, net	217	615
Total other income	217	615
INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	9,294	9,336
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,609)	1,875
NET INCOME	$10,903	$7,461

EARNINGS PER SHARE:
Basic	$0.38	$0.26
Diluted	$0.37	$0.25

SHARES USED IN PER SHARE CALCULATION:
Basic	28,754	28,227
Diluted	29,783	29,435
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$10,903	$7,461
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in the quarter ended March 31, 2013 and 2012 (Note 2)	(151)	57
Unrealized gain (loss) on marketable securities, net of $0 tax in the quarter ended March 31, 2013 and 2012 (Note 2)	(54)	291
Amortization of defined benefit pension items, net of tax of $4 and $0 in the quarter ended March 31, 2013 and 2012, respectively (Note 2)	14	—
Total other comprehensive income (loss)	(191)	348
Total comprehensive income	$10,712	$7,809
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,903	$7,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,975	3,732
Amortization of intangibles	1,842	189
Gain on sale of property and equipment	—	(1)
Stock-based compensation expense	3,636	3,031
Amortization of premium on marketable securities	104	309
Non-cash interest income from SemiSouth note	—	(157)
Deferred income taxes	(3,236)	(327)
Reduction in accounts receivable allowances	(20)	—
Excess tax benefit from stock options exercised	—	(198)
Tax benefit associated with employee stock plans	—	782
Change in operating assets and liabilities:
Accounts receivable	(7,393)	(7,300)
Inventories	893	9,161
Prepaid expenses and other assets	3,928	1,306
Accounts payable	2,832	1,485
Taxes payable and accrued liabilities	1,172	604
Deferred income on sales to distributors	2,936	1,490
Net cash provided by operating activities	21,572	21,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,950)	(7,471)
Proceeds from sale of property and equipment	—	2
Increase in financing lease receivable	—	(383)
Collections of financing lease receivable	—	299
Loan to SemiSouth	—	(18,000)
Purchases of marketable securities	(19,422)	—
Proceeds from maturities of marketable securities	1,500	6,065
Net cash used in investing activities	(21,872)	(19,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	8,705	6,457
Payments of dividends to stockholders	(2,310)	(1,415)
Excess tax benefit from stock options exercised	—	198
Net cash provided by financing activities	6,395	5,240

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,095	7,319
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,394	139,836

	Three Months Ended
	March 31,
	2013	2012
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,489	$147,155

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,469	$965
Receipt of SemiSouth purchase option	$—	$6,216
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes, net of refunds	$(3,698)	$630

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in its Form 10-K filed on February 22, 2013, with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on February 22, 2013, for the year ended December 31, 2012. The accounting policy information below is to aid in the understanding of the financial information disclosed.

Cash and Cash Equivalents

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with an original maturity date greater than three months as short-term investments in its Condensed Consolidated Balance Sheet. The Company's short-term investment portfolio is invested in highly liquid financial instruments with maturities greater than three months. As of March 31, 2013, and December 31, 2012, the Company's marketable securities consisted primarily of corporate securities, commercial paper and other high-quality commercial securities.

Amortized cost and estimated fair market value of investments classified as available-for-sale at March 31, 2013, are as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper	$9,995	$—	$—	$9,995
Corporate securities	15,397	20	—	15,417
Total	$25,392	$20	$—	$25,412

Investments due in 4-12 months:
Corporate securities	$8,959	$26	$—	$8,985
Total	$8,959	$26	$—	$8,985
Investments due in more than 12 months:
Corporate securities	$25,090	$50	$(12)	$25,128
Total	$25,090	$50	$(12)	$25,128
Total investment securities	$59,441	$96	$(12)	$59,525

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost and estimated fair market value of investments classified as available-for-sale at December 31, 2012, are as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Corporate securities	$1,500	$1	$—	$1,501
Total	$1,500	$1	$—	$1,501

Investments due in 4-12 months:
Corporate securities	$24,127	$83	$—	$24,210
Total	$24,127	$83	$—	$24,210

Investments due in more than 12 months:
Corporate securities	$6,000	$55	$—	$6,055
Total	$6,000	$55	$—	$6,055

Total investment securities	$31,627	$139	$—	$31,766

As of March 31, 2013, the Company evaluated the nature of the investments with a loss position which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary. At December 31, 2012, the Company had no marketable securities in an unrealized loss position.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 74% of the Company's net product sales were made to distributors in the three months ended March 31, 2013, and 74% in the twelve months ended December 31, 2012. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of March 31, 2013, and December 31, 2012, was approximately $25.1 million and $20.7 million, respectively. The total deferred cost as of March 31, 2013, and December 31, 2012, was approximately $10.6 million and $9.1 million, respectively.

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

Common Stock Repurchases and Cash Dividend

In October 2012, the Company's board of directors authorized the use of $50 million for the repurchase of the Company's common stock, repurchases are to be executed according to pre-defined price/volume guidelines set by the board of directors. In the first quarter of 2013, the Company did not purchase any common stock under the program due to the then current stock price levels. As of March 31, 2013, the Company had $29.5 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions as well as other factors.

In January 2012, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. Each quarterly dividend payment was approximately $1.4 million and was paid on March 30, 2012, on June 29, 2012, September 28, 2012 and December 31, 2012. In January 2013, the Company's board of directors continued the dividend payments by declaring four quarterly cash dividends in the amount of $0.08 per share to be paid to stockholders of record at the end of each quarter in 2013. The first quarterly dividend of approximately $2.3 million was paid on March 29, 2013. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company's stockholders.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of the Company's Condensed Consolidated Balance Sheet
Accounts Receivable (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable trade	$42,315	$33,866
Accrued ship and debit and rebate claims	(27,349)	(26,293)
Allowance for doubtful accounts	(227)	(247)
Total	$14,739	$7,326
Prepaid Expenses and Other Current Assets (in thousands):

	March 31, 2013	December 31, 2012
Prepaid legal fees	$1,502	$1,760
Prepaid income tax	7,101	11,463
Prepaid maintenance agreements	649	616
Interest receivable	330	149
Supplier prepayment	834	1,170
Other	2,880	2,243
Total	$13,296	$17,401

Changes in accumulated other comprehensive income (loss) for the quarter ended March 31, 2013 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items		Foreign Currency Items	Total
Beginning balance at December 31, 2012	$138	$(560)		$129	$(293)
Other comprehensive income before reclassifications	(54)	—		(151)	(205)
Amounts reclassified from accumulated other comprehensive income	—	14	(1)	—	14
Net-current period other comprehensive income	(54)	14		(151)	(191)
Ending balance at March 31, 2013	$84	$(546)		$(22)	$(484)
____________________________
(1) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the three months ended March 31, 2013.

3. STOCK PLANS AND SHARE-BASED COMPENSATION:

Stock Plans
As of March 31, 2013, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007, as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan").  The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance-based awards and other stock awards to employees, directors and consultants. As of March 31, 2013, the maximum remaining number of shares that may be issued under the 2007 Plan was 8,103,669 shares, which includes options granted but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan.  Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant.  Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (that was adopted by the board of directors on January 27, 2009) to nonemployee directors have been made primarily under the 2007 Plan. The Directors Equity Compensation Program, until June 2012, provided in certain circumstances (depending on the status of the particular director's holdings of Company stock options) for the automatic annual grant of nonstatutory stock options to nonemployee directors of the Company on the first trading day of July in each year over their period of service on the board of directors. Further, each future nonemployee director of the Company would be granted the following initial grants under the 2007 Plan: (a) on the first trading day of the month following commencement of service, an option to purchase the number of shares of common stock equal to: the fraction of a year between the date of the director's appointment to the board of directors and the next July 1, multiplied by 8,000, which option shall vest on the next July 1st; and (b) on the first trading day of July following commencement of service, an option to purchase 24,000 shares vesting monthly over the three year period commencing on the grant date. In July 2012, this program was amended by eliminating the grants described above in their entirety, and providing for grants to outside directors as follows: effective annually, upon the first trading day of July, each outside director would receive a grant of an equity award with an aggregate value of $100,000, which will become exercisable or vest immediately prior to the Company's next year Annual Meeting of Stockholders, subject to the directors continued service.  At each outside directors election, such award would consist entirely of RSUs or entirely of stock options.  The quantity of options would be calculated by dividing $100,000 by the Black-Scholes value on the date of grant. The quantity of RSUs issued would be calculated by dividing $100,000 by the grant date fair value.  Further, on the date of election of a new outside director, such new director would receive such grant as continuing outside directors receive on the first trading day of July; provided, however, that such grant is prorated for the portion of the year that such new outside director will serve until the next first trading day of July.  The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.

On July 28, 2009, the 2007 Plan was amended generally to prohibit outstanding options or stock appreciation rights from being cancelled in exchange for cash without stockholder approval.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of March 31, 2013, 2,541,673 shares had been purchased and 458,327 shares were reserved for future issuance under the Purchase Plan.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2013, and March 31, 2012 (in thousands).

	Three Months Ended
	March 31,
	2013	2012
Cost of revenues	$264	$245
Research and development	1,106	1,120
Sales and marketing	829	747
General and administrative	1,437	919
Total stock-based compensation expense	$3,636	$3,031

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted-average period over which it is expected to be recognized as of March 31, 2013.

	March 31, 2013
	Unrecognized Compensation Expense for Unvested Awards	Weighted Average Remaining Recognition Period
	(In thousands)	(In years)
Options	$3,042	1.89
Performance-based awards	1,662	0.75
Restricted stock units	19,029	2.71
Purchase plan	379	0.5
Total unrecognized compensation expense	$24,112

Stock compensation expense in the three months ended March 31, 2013, was $3.6 million (comprising approximately $1.0 million related to stock options, $0.4 million related to performance-based awards, $1.9 million related to restricted stock units and $0.3 million related to the Purchase Plan).

Stock compensation expense in the three months ended March 31, 2012, was $3.0 million (comprising approximately $0.9 million related to stock options, $0.4 million related to performance-based awards, $1.4 million related to restricted stock units and $0.3 million related to the Purchase Plan).

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not grant stock options in the first quarter of 2013 or 2012, and therefore no fair-value assumptions were reported for those periods.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2013	2012
Risk-free interest rates	0.11%	0.09%
Expected volatility rates	33%	48%
Expected dividend yield	0.80%	0.54%
Expected term of purchase right (in years)	0.5	0.5
Weighted-average estimated fair value of purchase rights	$9.14	$10.42

A summary of stock option activity under the Plans, excluding performance-based awards and restricted stock units, as of March 31, 2013, and changes during the three months then ended is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	2,817	$26.00
Granted	—	—
Exercised	(274)	$24.05
Forfeited or expired	—	—
Outstanding at March 31, 2013	2,543	$26.21	4.29	$43,741
Exercisable at March 31, 2013	2,255	$24.67	3.79	$42,250
Vested and expected to vest at March 31, 2013	2,531	$26.14	4.27	$43,709

The Company did not grant stock options in the three months ended March 31, 2013 and 2012. Since 2010 the Company's equity grants to new hires and its annual incentive grants to non-executive employees have been primarily in the form of RSUs. The total intrinsic value of options exercised during the three months ended March 31, 2013, was $5.2 million and the intrinsic value of options exercised during the three months ended March 31, 2012, was $3.9 million.

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

During the three months ended March 31, 2013, the Company issued approximately 60,000 performance-based awards to employees and executives. As the net revenue, non-GAAP operating earnings and achievement of strategic goals are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets. The cost of performance-based awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2013, it was determined that approximately 54,000 shares of the approximately 102,000 performance-based awards granted in 2012 vested in aggregate under the revenue, non-GAAP operating income and strategic goals performance conditions for such awards. Accordingly, 54,000 performance-based awards were released to the Company's employees and executives in the first quarter of 2013.

A summary of performance-based awards outstanding as of March 31, 2013, and activity during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	102	$37.60
Granted	60	$36.43
Vested	(54)	$37.60
Change in units due to performance achievement for PSUs vested in the year	(48)	$37.60
Forfeited or expired	—	—
Outstanding at March 31, 2013	60	$36.43	0.75	$2,598
Outstanding and expected to vest at March 31, 2013	57		0.75	$2,490

The weighted-average grant-date fair value per share of performance-based awards granted in the three months ended March 31, 2013 and 2012, was approximately $36.43 and $37.60, respectively. The grant date fair value of awards released, which were fully vested, in the three months ended March 31, 2013, was approximately $2.0 million. There were no performance-based awards released in the three months ended March 31, 2012, as the performance-based awards granted in 2011 were canceled without vesting.

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
A summary of RSUs outstanding as of March 31, 2013, and changes during the three months then ended, is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	573	$38.21
Granted	174	$35.68
Vested	(6)	$36.62
Forfeited or expired	(12)	$38.66
Outstanding at March 31, 2013	729	$37.90	1.51	$31,663
Outstanding and expected to vest at March 31, 2013	676		1.49	$29,337

The weighted-average grant-date fair value per share of RSUs awarded in the three months ended March 31, 2013, and 2012 was approximately $35.68 and $35.12, respectively. The grant date fair value of RSUs vested in the three months ended March 31, 2013, and 2012 was approximately $0.2 million and $0.2 million, respectively.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's cash and investment instruments are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair-value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair-value hierarchy) include investment-grade corporate bonds and government, state, municipal and provincial obligations. Such types of investments are valued by using a multi-dimensional relational model, the inputs are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. In the first quarter of 2012, the Company changed its investment policy to allow the sale of long-term and short-term marketable securities prior to their stated maturity date. The Company principally holds securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, the funding of acquisitions and other strategic investments. As a result of this change in policy the Company classified its investment portfolio as available-for-sale. The Company's investments classified as Level 1 and Level 2 are available-for-sale investments, and were recorded at fair market value.
The fair value hierarchy of the Company's marketable securities at March 31, 2013, and December 31, 2012, was as follows (in thousands):

	Fair Value Measurement at
	March 31, 2013
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$17,250	$17,250	$—
Commercial paper	9,995	—	9,995
Corporate securities	49,530	—	49,530
Total	$76,775	$17,250	$59,525

	Fair Value Measurement at
	December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$7,140	7,140	$—
Corporate securities	31,766	—	31,766
Total	$38,906	$7,140	$31,766

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2013, and the twelve months ended December 31, 2012.

5. INVENTORIES:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories (which consist of costs associated with the purchases of wafers from domestic and offshore foundries and of packaged components from offshore assembly manufacturers, as well as internal labor and overhead associated with the testing of both wafers and packaged components) are stated at the lower of cost (first-in, first-out) or market. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$10,123	$10,564
Work-in-process	13,674	12,122
Finished goods	19,911	21,939
Total	$43,708	$44,625

6. GOODWILL AND INTANGIBLE ASSETS:

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2013.

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, in-process research and development and patent rights, and are reported net of accumulated amortization. The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, acquired licenses, customer relationships, trade name and patent rights, which range from 2 to 12 years, with the exception of $4.7 million of in-process research and development which will be amortized once the development is completed and products are available for sale. The Company does not expect the amortization for its in-process research and development to begin in 2013. Amortization for acquired intangible assets was approximately $1.8 million in the three months ended March 31, 2013, and $0.2 million in the three months ended March 31, 2012. The Company does not believe there is any significant residual value associated with the following intangible assets:

	March 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(2,100)	900	3,000	(2,025)	975
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	26,670	(3,309)	23,361	26,670	(2,663)	24,007
Customer relationships	17,610	(2,615)	14,995	17,610	(1,944)	15,666
Tradename	3,600	(1,650)	1,950	3,600	(1,200)	2,400
Other intangibles	37	(37)	—	37	(37)	—
Total intangible assets	$57,556	$(11,660)	$45,896	$57,556	$(9,818)	$47,738

The estimated future amortization expense related to intangible assets at March 31, 2013, is as follows:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year		Estimated Amortization (in thousands)
2013	(remaining 9 months)	$5,563
2014		6,072
2015		5,009
2016		4,394
2017		3,994
Thereafter		16,174
Total (1)		$41,206
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized upon completion of development over the estimated useful life of the technology.

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
Customer Concentration
Ten customers accounted for approximately 58% and 66% of net revenues for the three months ended March 31, 2013, and March 31, 2012, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

The following customers accounted for 10% or more of total net revenues:

	Three Months Ended
	March 31,
Customer	2013	2012
A	19%	20%
B	10%	12%

Customers A and B are distributors of the Company's products. No other customers accounted for 10% or more of the Company's net revenues in those periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2013, and December 31, 2012, 67% and 74%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers represented 10% or more of accounts receivable:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer	March 31, 2013	December 31, 2012
A	27%	28%
B	12%	18%
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

International Sales

The Company markets its products in and outside of North and South America through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, comprise the following:

	Three Months Ended
	March 31,
	2013	2012
Hong Kong/China	44%	42%
Taiwan	15%	17%
Korea	13%	15%
Western Europe (excluding Germany)	12%	11%
Japan	5%	6%
Singapore	3%	2%
Germany	2%	1%
Other	1%	2%
Total foreign revenue	95%	96%

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States.

Product Sales

Revenue mix by end market for the three months ended March 31, 2013 and 2012, was as follows:

	Three Months Ended
	March 31,
End Market	2013	2012
Consumer	36%	40%
Communications	22%	27%
Industrial	32%	21%
Computer	10%	12%

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Basic earnings per share:
Net income	$10,903	$7,461
Weighted-average common shares	28,754	28,227
Basic earnings per share	$0.38	$0.26
Diluted earnings per share (1):
Net income	$10,903	$7,461
Weighted-average common shares	28,754	28,227
Effect of dilutive securities:
Employee stock plans	1,029	1,208
Diluted weighted-average common shares	29,783	29,435
Diluted earnings per share	$0.37	$0.25
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the 2013 and 2012 awards in the 2013 and 2012 calculation, respectively, as those shares were not contingently issuable as of the end of the period.

In the three months ended March 31, 2013, and March 31, 2012, 281,973 shares and 297,531 shares, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive.

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

As of March 31, 2013, the Company continues to maintain a valuation allowance on capital losses for federal purposes (see Note 15, Transactions with Third Party, for details on SemiSouth), and on its California deferred tax assets as the Company believes that it is not more likely than not that these deferred tax assets will be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating to tax credits in Canada.

Income tax expense includes a provision for (benefit from) federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company's effective tax rates for the three months ended March 31, 2013, and March 31, 2012, were (17.3)% and 20.1% respectively. The difference between the expected statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2013, was primarily due to the beneficial impact of the geographic distribution of the Company's world-wide earnings and passage of the American Tax Relief Act of 2012 signed into law on

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 2, 2013. The prior year impact of the 2012 Federal research and development tax credit benefit was recorded in the quarter ended March 31, 2013. The difference between the expected statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2012, was primarily due to the beneficial impact of the geographic distribution of the Company's world-wide earnings.

In 2012, the Company reached an agreement with the IRS to settle all positions and close out the examination of its income tax returns for the years 2003-2006. The agreement confirmed that the royalty arrangement between the Company and its foreign subsidiary concluded on October 31, 2012, resulting in a substantially lower effective tax rate for the Company in future years. As a result of the royalty arrangement ending and to ensure an additional source of U.S. cash, the Company plans to repatriate a portion of its current year offshore earnings to the U.S. for domestic operations. For earnings accumulated as of December 31, 2012, the Company continues to permanently reinvest such amounts in its foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated.  If circumstances change and it becomes apparent that some or all of those undistributed earnings of the Company's offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, the Company will accrue income taxes attributable to that remittance.

The Company has concluded all U.S. federal income tax matters for the years through 2006. The fiscal years 2007 through 2009 are currently under audit by the IRS.

Determining the consolidated provision for (benefit from) income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates, which involves estimating current tax exposures as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction. The estimates used could differ from actual results, which may have a significant impact on operating results in future periods.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2013. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

11. COMMITMENTS:

Supplier Agreements

Three of the Company's major suppliers have wafer supply agreements based in U.S. dollars; however, the agreements with these foundries also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, the Company's management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between the Company and each of these suppliers.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LEGAL PROCEEDINGS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450-10, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as "Fairchild") in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations' patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integration patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company's consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company's favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys' fees, among other things. On September 24, 2008, the Court denied Fairchild's motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company's motion for increased damages and attorneys' fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild's request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court's refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild's pending motion, but the Federal Circuit dismissed Fairchild's appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness shortly thereafter. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents. The Court also invited briefing on enhanced damages and attorneys' fees, and Fairchild filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild's request to amend the findings regarding Fairchild's willful infringement and doubled the damages award against Fairchild but declined to award attorneys' fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company filed a cross-appeal seeking to increase the damages award. The appeal was argued on January 11, 2012, and the Federal Circuit issued a mixed ruling on March 26, 2013, affirming Fairchild's infringement of certain claims that support the basis for the permanent injunction while reversing, vacating, and remanding the findings with respect to other claims, including the Company's claim for damages. The Company intends to pursue its claim for financial compensation based on Fairchild's infringement, but no further schedule has been set for such proceedings at this time.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly-owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On February 10, 2011, the Court issued an order maintaining the stay with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case pending the appeal in that case. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to permit the parties to address another patent the Company has accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company's patents, that Fairchild has induced others to infringe the Company's patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company's products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties' post-trial motions on liability but granted the Company's motion for judgment as a matter of law finding that Fairchild infringed another of the Company's patents. On April 25, 2013, the Court denied both parties' motions regarding the enforceability of each other's patents. The Company intends to challenge adverse findings on appeal; nevertheless, the Company estimates that even if the infringement verdict on Fairchild's patent were ultimately upheld, the sales potentially impacted would amount to only about 0.3% of the Company's revenues. No schedule has been set for further proceedings, but the Company will also seek an injunction preventing further infringement of its own patents and is seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company's patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents; the Company contests these new claims vigorously, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company, leaving just one Fairchild patent in the case. The Court held a claim construction hearing on March 24, 2011, and has issued several claim construction orders; discovery is currently under way. Fairchild recently added another patent to the case over the Company's objections, and trial is scheduled for February of 2014.

In February 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People's Republic of China. The suits assert four Chinese patents and seek an injunction and damages of approximately $19.0 million. Power Integrations Netherlands filed invalidation proceedings for all four asserted SG patents in the People's Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010. In early January 2012, the Company received rulings from the PRB invalidating the majority of the claims Fairchild asserted in litigation, and the PRB determinations are currently on appeal. The Suzhou Court conducted evidentiary hearings in 2012 and issued rulings in late December 2012, finding that the Company did not infringe any of Fairchild's patents. Fairchild has filed appeals challenging the Suzhou Court's non-infringement rulings, but the Company continues to believe the Fairchild and SG claims discussed above are without merit and will continue to contest them vigorously.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

13. RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments to the FASB Accounting Standards Codification relating to the reporting of reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted these amendments in the first quarter of 2013, and presents additional details related to other comprehensive income in Note 2, Summary of Significant Accounting Policies.

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

The following table summarizes the final purchase price of the assets acquired and the liabilities assumed as of May 1, 2012, the completion of the acquisition of Concept ("Closing Date").

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pro Forma Information

For the purpose of the summary unaudited pro forma combined supplemental information, the acquisition was assumed to have occurred as of January 1, 2011.  The pro forma combined supplemental information reflects the currency translation from Swiss francs to US dollars for the Concept historical financial statements.  The pro forma information for January 1, 2012, to March 31, 2012, has been calculated after applying the Company's accounting policies and adjusting the results of Concept to reflect the additional amortization of intangible assets, and additional cost of revenues related to the inventory markup that would have been charged assuming the fair value adjustments had been incurred as of January 1, 2011. The unaudited pro forma combined financial information is for informational purposes only and does not purport to represent what the Company's actual results would have been if the acquisition had been completed as of the date indicated above, or that may be achieved in the future. The unaudited pro forma combined supplemental information does not include the effects of any cost savings from operating efficiencies or synergies that may result from the acquisition (in thousands, except per share amounts).

Three Months Ended
March 31,
2012
Revenues	$78,264
Net income	$7,458
Earnings per share - diluted	$0.25

15. TRANSACTIONS WITH THIRD PARTY:

On October 22, 2010, the Company purchased SemiSouth preferred stock for $7.0 million, which represented an approximate 16.0% interest in SemiSouth, a privately-held company. The Company accounted for its investment under the cost method. Also in October 2010, the Company paid $10.0 million as a prepaid royalty in exchange for the right to use SemiSouth's technology. The Company's 2010 agreement with SemiSouth provided, among other things, that the Company had the option to acquire SemiSouth in the future (“Call Option”) and that the Company may be obligated to acquire SemiSouth at a future date if SemiSouth achieved certain financial performance conditions (“Put Option”). The Call and Put Options were intended to result in an acquisition price equal to the estimated fair value of SemiSouth at the time of exercise. Pursuant to an amended agreement entered into in March 2012 in connection with the $18.0 million financing discussed below, the maximum purchase price under the call and put options would not exceed $80.0 million.

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

In March 2012, the Company loaned SemiSouth $18.0 million, and in exchange the Company was issued a promissory note with interest of 2.0%. In consideration for the loan the Company obtained the above-mentioned amendment to its 2010 agreement with SemiSouth which established a maximum purchase price under the call and put options. The Company valued the call option and the loan using Level 3 inputs in its fair-market valuation utilizing the income-approach

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation method. The Company prepared a discounted cash flow analysis using the following unobservable inputs: weighted average cost of capital, long-term revenue growth, control premium, and discount for lack of marketability. The Company then used a Black-Scholes option pricing model to determine the fair value of the Company's purchase option to be approximately $6.2 million and the fair value of the loan to be $11.8 million. The Company accreted the discount on the loan as interest income using the interest method over the term of the loan.

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

16. BANK LINE OF CREDIT:
On July 5, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. The Company's ability to borrow under the revolving line of credit is conditioned upon the Company's compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which the Company is currently in compliance. The Credit Agreement terminates on July 5, 2015; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of March 31, 2013, the Company had no amount outstanding under the credit agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management's discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A-“Risk Factors” and elsewhere in this report.

Overview

We design, develop and market analog and mixed-signal integrated circuits (ICs) and other electronic components and circuitry used in high-voltage power conversion. Our products are used in power converters that convert electricity from a high-

voltage source (typically 48 volts or higher) to the type of power required for a specified downstream use. In most cases, this conversion entails, among other functions, converting alternating current (AC) to direct current (DC) or vice versa, reducing or increasing the voltage, and regulating the output voltage and/or current according to the customer's specifications.
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

While the size of the power-conversion market fluctuates with changes in macroeconomic conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volumes of power supplies has largely been offset by reductions in the average selling price of components in this market. Therefore, the growth of our business depends primarily on our penetration of the power supply market, and our success in expanding the addressable market by introducing new products that address a wider range of applications. Our growth strategy includes the following elements:

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

•
Increase the penetration of our products in higher-power applications. We believe we have developed and acquired technologies and products that enable us to bring the benefits of integration to applications requiring more than 50 watts of output. These include main power supplies for flat-panel TVs, desktop PCs, game consoles and LED streetlights, as well as IGBT-driver applications such as industrial motors, renewable energy systems and electric vehicles.

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

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as light-emitting diodes, or LEDs. We believe this presents a significant opportunity for us because our ICs are used in power-supply, or driver, circuitry for high-voltage LED lighting applications. Finally, the growing desire for less carbon-intensive sources of energy and modes of transportation represents an opportunity for us since our IGBT-driver products are used in renewable-energy systems and electronic trains and automobiles

Our quarterly operating results are difficult to predict and subject to significant fluctuations. We plan our production and inventory levels based on internal forecasts of projected customer demand, which is highly unpredictable and can fluctuate substantially. Customers typically may cancel or reschedule orders on short notice without significant penalty and, conversely, often place orders with very short lead times to delivery. Also, external factors such as global economic conditions and supply-chain dynamics can cause our operating results to be volatile. Furthermore, because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Changes in the prices of raw materials used in our products, such as copper and gold, can also affect our gross margin. Although our wafer-fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross profit margin are impacted by the volume of units we produce.

Recent Results

Our net revenues were $77.0 million and $71.8 million in the three months ended March 31, 2013 and 2012, respectively. The increase was driven by the inclusion of revenues from Concept of $6.7 million in the first quarter of 2013 (we acquired Concept in May 2012, therefore no Concept related revenue was included in the first quarter of 2012). Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 58% and 66% of our net revenues in the three months ended March 31, 2013 and 2012, respectively. Our top two customers, both distributors of our products, collectively accounted for approximately 29% and 32% of our net revenues in the three months ended March 31, 2013 and 2012, respectively. International sales accounted for 95% and 96% of our net revenues in the three months ended March 31, 2013 and 2012, respectively.

Our gross profit margin was 52% and 48% of net revenues in the three months ended March 31, 2013 and 2012, respectively. The increase in gross margin for these periods was due primarily to lower manufacturing costs, including our migration to a next-generation, lower-cost process technology for many of our products, and the completion of our conversion from five- to six-inch wafers; the increase was also driven by a more favorable end-market mix. These factors were partially offset by higher period costs resulting from the amortization of intangibles related to our acquisition of Concept (refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details).

Total operating expenses in the three months ended March 31, 2013 and 2012, were $30.8 million and $25.9 million, respectively. The year-over-year increase was driven primarily by higher payroll and related expenses (including stock-based compensation expenses) due to increased headcount mainly attributable to our acquisition of Concept, and increased amortization of intangible assets, including the Concept tradename and customer relationships (refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details).

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

Our critical accounting policies are as follows:

•	revenue recognition;

•	stock-based compensation;

•	estimating write-downs for excess and obsolete inventory;

•	income taxes

•	business combinations, and

•	goodwill and intangible assets.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 74% of our net product sales were made to distributors in the three months ended March 31, 2013, and 74% in the twelve months ended December 31, 2012. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of March 31, 2013, and December 31, 2012, was approximately $25.1 million and $20.7 million, respectively. The total deferred cost as of March 31, 2013, and December 31, 2012, was approximately $10.6 million and $9.1 million, respectively.

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

We account for income taxes under the provisions of ASC 740. Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will more likely than not be realized based on available evidence and management's judgment. We limit the deferred tax assets recognized related to some of our officers' compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

As of March 31, 2013, we continue to maintain a valuation allowance on our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in Canada and Federal capital losses.

We engage in qualifying activities for R&D credit purposes.  The American Tax Relief Act of 2012 was signed into law on January 2, 2013.  Per ASC 740-10-45-15 guidance, we are accounting for the reinstated 2012 Federal R&D tax credit as a discrete event in the first quarter of 2013.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of ASC 350-10, ASU No. 2011-08, Testing Goodwill for Impairment, beginning in 2012 we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect this option, and after assessing the totality of events or circumstances we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. We evaluated goodwill for impairment in the fourth quarter 2012, and concluded that no impairment existed as of December 31, 2012. Additionally, no impairment indicators have been identified during the three months ended March 31, 2013.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2013	2012

Net revenues	100.0%	100.0%
Cost of revenues	48.3	51.8
Gross profit	51.7	48.2
Operating expenses:
Research and development	15.9	14.8
Sales and marketing	14.0	11.3
General and administrative	10.0	9.9
Total operating expenses	39.9	36.0
Income from operations	11.8	12.2
Other income:
Other income, net	0.3	0.9
Income before provision for (benefit from) income taxes	12.1	13.1
Provision for (benefit from) income taxes	(2.1)	2.6
Net income	14.2%	10.5%

Comparison of the Three Months Ended March 31, 2013 and 2012

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2013 and 2012, were $77.0 million and $71.8 million, respectively. The increase was driven primarily by increased revenues from the industrial end market, reflecting the inclusion of revenues from Concept of $6.7 million in the first quarter of 2013 (we acquired Concept in May 2012, therefore no Concept related revenue was included in the first quarter of 2012).

Our net revenue mix by end market for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, were as follows:

	Three Months Ended March 31,
End Market	2013	2012
Consumer	36%	40%
Communications	22%	27%
Industrial	32%	21%
Computer	10%	12%

International sales, consisting of sales outside of the Americas based on “ship to” customer locations, were $73.0 million and $68.7 million in the three months ended March 31, 2013 and 2012, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 80% of our net revenues for the three months ended March 31, 2013, and 84% of our net revenues for the three months ended March 31, 2012. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 74% and 71% of net revenues in the three months ended March 31, 2013 and 2012, respectively, with direct sales to OEMs and power supply manufactures accounting for the remainder.
The following customers accounted for 10% or more of total revenues:

	Three Months Ended March 31,
Customer	2013	2012
A	19%	20%
B	10%	12%

Customers A and B are distributors of our products. No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Net revenues	$77.0	$71.8
Gross profit	$39.9	$34.6
Gross margin	51.7%	48.2%

The increase in gross margin for the three months ended March 31, 2013, compared with the same period in the prior year was due primarily to lower manufacturing costs, including our migration to a next-generation, lower-cost process technology for many of our products, and the completion of our conversion from five- to six-inch wafers. The increase was also driven by a more favorable end-market mix as a higher percentage of our sales came from the industrial end market, reflecting the Concept acquisition as well as growth in LED lighting, metering and other industrial applications. These factors were partially offset by higher period costs resulting from the amortization of intangibles related to our acquisition of Concept (refer to Note 14, Acquisitions, in our Notes to Condensed Consolidated Financial Statements, for details).

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Net revenues	$77.0	$71.8
R&D expenses	$12.3	$10.6
R&D expenses as a % of net revenue	15.9%	14.8%

R&D expenses increased in the three months ended March 31, 2013, compared to the same period in 2012, driven primarily by increased payroll and related expenses as a result of increased headcount due mainly to our acquisition of Concept in May 2012. Also contributing to the increase were higher foundry expenses related to ongoing new-product development.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Net revenues	$77.0	$71.8
Sales and marketing expenses	$10.8	$8.1
Sales and marketing expenses as a % of net revenue	14.0%	11.3%

Sales and marketing expenses increased in the three months ended March 31, 2013, compared to the same period of 2012, due primarily to the acquisition of Concept in May of 2012, which resulted in increased amortization expenses related to acquired intangible assets, as well as increased headcount, which resulted in higher payroll and related expenses including stock-based compensation expense. In addition, we expanded our international and domestic sales force, which also increased salaries and related expenses.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Net revenues	$77.0	$71.8
G&A expenses	$7.7	$7.1
G&A expenses as a % of net revenue	10.0%	9.9%

G&A expenses increased in the three months ended March 31, 2013, compared to the prior year, due to increased headcount from our acquisition of Concept, resulting in increased payroll and related expenses, including stock-based compensation expense. In addition, we granted RSU awards to executives in the first quarter of 2013, whereas the comparable awards for 2012 were not granted until the second quarter, resulting in higher stock-based compensation expense in the first quarter of 2013.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gain or loss. The table below compares other income, net for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Net revenues	$77.0	$71.8
Other income (expense)	$0.2	$0.6
Other income (expense) as a % of net revenue	0.3%	0.9%

Other income, net, decreased in the three months ended March 31, 2013, compared to the same period in 2012. The decrease was due primarily to lower interest income as a result of decreased cash and investments balances (driven mainly by our acquisition of Concept for $116 million, net of cash acquired), and no interest income related to SemiSouth in the first quarter of 2013 compared to the same period in 2012. SemiSouth related interest income was $0.3 million in the first quarter of 2012.

Provision for (benefit from) income taxes. Provision for (benefit from) income taxes represents federal, state and foreign taxes. The table below compares income tax expenses (benefits) for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Income before provision for (benefit from) income taxes	$9.3	$9.3
Provision for (benefit from) income taxes	$(1.6)	$1.9
Effective tax rate	(17.3)%	20.1%

Our effective tax rates for the three months ended March 31, 2013, and 2012 were (17.3)% and 20.1%, respectively. In the three months ended March 31, 2013, the difference between the expected statutory rate of 35% and our effective tax rate was primarily due to the passage of the American Tax Relief Act of 2012 signed into law on January 2, 2013. The prior year impact of the 2012 Federal research and development tax credit benefit was recorded in the first quarter of 2013. Also contributing to the difference between the statutory rate and our effective tax rate was a royalty arrangement between our U.S. parent and our offshore subsidiary which ended October 31, 2012 and the beneficial impact of the geographic distribution of our world-wide earnings. The difference between the expected statutory rate of 35% and our effective tax rate for the three months ended March 31, 2012, was primarily due to the beneficial impact of the geographic distribution of our world-wide earnings.

Liquidity and Capital Resources

As of March 31, 2013, we had $119.0 million in cash, cash equivalents and short-term investments, an increase of approximately $23.8 million from $95.2 million as of December 31, 2012. As of March 31, 2013, we had working capital, defined as current assets less current liabilities, of $144.0 million, an increase of approximately $19.7 million from $124.3 million as of December 31, 2012.

On July 5, 2012, we entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on July 5, 2015; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of March 31, 2013, we had no amounts outstanding under our agreement.

Operating activities generated cash of $21.6 million in the three months ended March 31, 2013. Net income for this period was $10.9 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $4.0 million, $1.8 million and $3.6 million, respectively. Additional sources of cash included (1) a $3.9 million decrease in prepaid expenses resulting primarily from a decrease in prepaid taxes related to a tax refund, (2) a $2.8 million increase in accounts payable due to the timing of payments for inventory, partially offset by a payment to one of our foundries in the first quarter of 2013 of approximately $1.0 million, for product development, which was accrued as of December 31, 2012, and (3) a $2.9 million increase in deferred income on sales to distributors due to increased inventory levels at our distributors as of March 31, 2013, compared to December 31, 2012. These additional sources of cash and non-cash items were partially offset by (1) a $7.4 million increase in accounts receivable due to higher customer shipments in March 2013 versus December 2012 and (2) a $3.2 million increase in deferred taxes due to the retroactive application of the American Tax Relief Act of 2012, which was signed into law on January 2, 2013, (refer to Note 9, Provision for Income Taxes, in our Notes to Condensed Consolidated Financial Statements, for details) and a net change in other deferred taxes.

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

Our investing activities in the three months ended March 31, 2013, resulted in a $21.9 million net use of cash, consisting of: (1) $4.0 million for purchases of property and equipment, and (2) $17.9 million, net, for purchases of marketable securities.

Our investing activities in the three months ended March 31, 2012, resulted in a $19.5 million net use of cash, consisting of: (1) $7.5 million for purchases of property and equipment, primarily manufacturing equipment to support our growth, and building improvements in connection with our research and development facility in New Jersey; and (2) $18.0 million for the issuance of a Note receivable from SemiSouth (refer to Note 15, Transactions With Third Party, for further details). These uses of cash were partially offset by $6.1 million of proceeds from maturities of marketable securities.

Our financing activities in the three months ended March 31, 2013, resulted in net cash proceeds of $6.4 million. Financing activities consisted primarily of proceeds of $8.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $2.3 million for the payment of dividends to stockholders. Our financing activities in the three months ended March 31, 2012, resulted in net cash proceeds of $5.2 million. Financing activities consisted primarily of proceeds of $6.5 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $1.4 million for the payment of dividends to stockholders.

In January 2013, our board of directors declared four quarterly cash dividends in the amount of $0.08 per share to be paid to stockholders of record at the end of each quarter in 2013. The first quarterly dividend of approximately $2.3 million was paid on March 29, 2013, with the remaining quarterly dividend payments expected to be approximately the same amount. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. Repurchases are executed according to pre-defined price/volume guidelines set by the board of directors. In the first quarter of 2013, we did not purchase any common stock under the program due to the then current stock price levels. As of March 31, 2013, we had $29.5 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

As of March 31, 2013, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $11.4 million. The tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

There were no other material changes, other than stated in the liquidity section above, outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our existing cash, cash equivalents and investment balances may change during the year due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to our acquisitions. Undistributed earnings of our foreign subsidiaries of approximately $84.0 million at December 31, 2012, are considered to be indefinitely reinvested and, accordingly, no provision for Federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. Federal and State income taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed in the event funds from foreign operations are needed.

If our operating results deteriorate during the remainder of 2013, either as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our credit agreement or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments to the FASB Accounting Standards Codification relating to the reporting of reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted these amendments in the first quarter of 2013, and present additional details regarding other comprehensive income in Note 2, Summary of Significant Accounting Policies, in our Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in our exposure to interest rate risks from that described in our 2012 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. In the first quarter of 2012, we changed our investment policy to allow the sale of long-term and short-term investments prior to their stated maturity date. We generally hold securities until maturity; however, they may now be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this change in policy we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At March 31, 2013, and December 31, 2012, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, most of our investments subject to market risk mature in less than one year, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of March 31, 2013, or December 31, 2012, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of March 31, 2013, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and Euro as a result of our acquisition of Concept. We maintain cash denominated in Swiss francs and Euros to fund Concept operations. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and Euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of March 31, 2013, and December 31, 2012, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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
Changes in Internal Control over Financial Reporting
On May 1, 2012, we completed the acquisition of Concept. We are in the process of integrating Concept into our systems and control environment as of March 31, 2013. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, except for those risk factors below designated by an asterisk (*).
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
Some of the factors that could affect our operating results include the following:

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	our products are sold through distributors, which limits our direct interaction with our end customers, which reduces our ability to forecast sales and increases the complexity of our business;

•	competitive pressures on selling prices;

•	the inability to adequately protect or enforce our intellectual property rights;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	risks associated with acquisitions and strategic investments;

•	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	earthquakes, terrorists acts or other disasters;

•	continued impact of recently enacted changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	the ability of our products to penetrate additional markets;

•	the volume and timing of orders received from customers;

•	an audit by the Internal Revenue Service, for fiscal years 2007 - 2009;

•	our ability to attract and retain qualified personnel;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change; and

•	interruptions in our information technology systems.

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

*Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for 74% and 71% of net revenues in the three months ended March 31, 2013 and 2012, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

•	manage a more complex supply chain;

•	monitor the level of inventory of our products at each distributor and

•	monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States and not publicly traded.

Since we have limited ability to forecast inventory levels at our end customers, it is possible that there may be significant build-up of inventories in the distributor channel, with the OEM or the OEM’s contract manufacturer. Such a buildup could result in a slowdown in orders, requests for returns from customers, or requests to move out planned shipments. This could adversely impact our revenues and profits. Any failure to manage these complexities could disrupt or reduce sales of our products and unfavorably impact our financial results.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for the quarter ended March 31, 2013, and for the year ended December 31, 2012. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, Swiss franc and Euro, may impact our gross margin and net income. Our exchange rate risk related to the Japanese yen includes two of our major suppliers, Epson and Lapis, that have wafer supply agreements based in U.S. dollars; however, our agreements with Epson and Lapis also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between Power Integrations and each of these suppliers. We completed the acquisition of Concept in the second quarter of 2012, which is located in Biel, Switzerland. Included in the assets acquired was cash denominated in Swiss francs, which will be used to fund Concept operations. The functional currency of Concept is the U.S. dollar, gains and losses arising from the remeasurement of non-functional currency balances are recorded in other income in our consolidated statements of income, and material unfavorable exchange rate fluctuations with the Swiss franc could negatively impact our net income.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 58% of our net revenues in the quarter ended March 31, 2013, and 64% in the year ended December 31, 2012. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. Repurchases are executed according to pre-defined price/volume guidelines set by the board of directors. In the first quarter of 2013, we did not purchase any common stock under the program due to the then current stock price levels. As of March 31, 2013, we had $29.5 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	May 3, 2013	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K filed on February 29, 2012, SEC File No. 000-23441.)

3.2	Amended and Restated Bylaws. (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K filed on April 26, 2013, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	Compensation Arrangements With Named Executive Officers (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on January 28, 2013, SEC File No. 000-23441.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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