Form 10-Q
period 2013-06-30
POWER INTEGRATIONS INC
filed 2013-08-01
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 19, 2013
Common Stock, $.001 par value	29,603,997

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,426	$63,394
Short-term marketable securities	59,630	31,766
Accounts receivable, net of allowances of $95 and $247 in 2013 and 2012, respectively (Note 2)	15,772	7,326
Inventories	43,199	44,625
Deferred tax assets	344	352
Prepaid expenses and other current assets	12,097	17,401
Total current assets	216,468	164,864
PROPERTY AND EQUIPMENT, net	89,743	89,724
INTANGIBLE ASSETS, net	44,054	47,738
GOODWILL	80,599	80,599
DEFERRED TAX ASSETS	14,425	11,532
OTHER ASSETS	4,608	4,673
Total assets	$449,897	$399,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,347	$16,452
Accrued payroll and related expenses	7,681	6,720
Taxes payable	1,476	1,213
Deferred tax liabilities	748	1,193
Deferred income on sales to distributors	15,035	11,550
Other accrued liabilities	2,650	3,439
Total current liabilities	48,937	40,567
LONG-TERM INCOME TAXES PAYABLE	8,665	7,937
DEFERRED TAX LIABILITIES	7,646	8,179
PENSION LIABILITY	1,366	1,398
Total liabilities	66,614	58,081
COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 12)
STOCKHOLDERS’ EQUITY:
Common stock	29	28
Additional paid-in capital	198,375	175,668
Accumulated other comprehensive loss	(687)	(293)
Retained earnings	185,566	165,646
Total stockholders’ equity	383,283	341,049
Total liabilities and stockholders’ equity	$449,897	$399,130
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET REVENUES	$87,922	$76,382	$164,962	$148,155
COST OF REVENUES	41,715	38,627	78,891	75,807
GROSS PROFIT	46,207	37,755	86,071	72,348

OPERATING EXPENSES:
Research and development	13,489	12,066	25,761	22,706
Sales and marketing	11,364	9,176	22,145	17,315
General and administrative	8,066	7,100	15,800	14,193
Total operating expenses	32,919	28,342	63,706	54,214
INCOME FROM OPERATIONS	13,288	9,413	22,365	18,134
OTHER INCOME
Other income, net	565	195	782	810
Total other income	565	195	782	810
INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	13,853	9,608	23,147	18,944
PROVISION FOR (BENEFIT FROM) INCOME TAXES	181	16,784	(1,428)	18,659
NET INCOME (LOSS)	$13,672	$(7,176)	$24,575	$285

EARNINGS (LOSS) PER SHARE:
Basic	$0.47	$(0.25)	$0.85	$0.01
Diluted	$0.45	$(0.25)	$0.82	$0.01

SHARES USED IN PER SHARE CALCULATION:
Basic	29,178	28,619	28,967	28,423
Diluted	30,158	28,619	29,977	29,624
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$13,672	$(7,176)	$24,575	$285
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in the quarter and year to date ended June 30, 2013 and 2012 (Note 2)	(13)	(124)	(164)	(67)
Unrealized gain (loss) on marketable securities, net of $0 tax in the quarter and year to date ended June 30, 2013 and 2012 (Note 2)	(204)	(129)	(258)	162
Amortization of defined benefit pension items, net of tax of $4 and $8 in the quarter and year to date ended June 30, 2013 and $0 in both periods in 2012, respectively (Note 2)	14	—	28	—
Total other comprehensive income (loss)	(203)	(253)	(394)	95
Total comprehensive income (loss)	$13,469	$(7,429)	$24,181	$380
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,575	$285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,968	7,627
Amortization of intangibles	3,684	1,479
Loss (gain) on sale of property and equipment	17	(1)
Gain on sale of assets held for sale	(497)	—
Stock-based compensation expense	7,964	6,673
Amortization of premium on marketable securities	251	567
Non-cash interest income from SemiSouth note	—	(780)
Deferred income taxes	(2,388)	4,834
Reduction in accounts receivable allowances	(153)	(14)
Excess tax benefit from stock options exercised	—	(474)
Tax benefit associated with employee stock plans	—	1,531
Change in operating assets and liabilities:
Accounts receivable	(8,294)	(5,336)
Inventories	1,421	14,119
Prepaid expenses and other assets	5,198	2,834
Accounts payable	3,457	3,795
Taxes payable and accrued liabilities	(480)	8,784
Deferred income on sales to distributors	3,484	3,387
Net cash provided by operating activities	46,207	49,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,892)	(8,754)
Proceeds from sale of property and equipment	36	2
Proceeds from sale of assets held for sale	959	—
Acquisition	—	(113,360)
Increase in financing lease receivable	—	(383)
Collections of financing lease receivable	—	299
Loan to SemiSouth	—	(18,000)
Purchases of marketable securities	(45,223)	—
Proceeds from maturities of marketable securities	16,850	12,468
Net cash used in investing activities	(34,270)	(127,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	14,749	14,321
Payments of dividends to stockholders	(4,654)	(2,853)
Excess tax benefit from stock options exercised	—	474
Net cash provided by financing activities	10,095	11,942

	Six Months Ended
	June 30,
	2013	2012

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,032	(66,476)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,394	139,836
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,426	$73,360

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,447	$1,578
Receipt of SemiSouth purchase option	$—	$6,216
Acquisition net asset value adjustment (Note 14)	$—	$2,358
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid for income taxes, net of refunds	$(3,133)	$2,076

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

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with an original maturity date greater than three months as short-term investments in its Condensed Consolidated Balance Sheet. The Company's short-term investment portfolio is invested in highly liquid financial instruments with maturities greater than three months. As of June 30, 2013, and December 31, 2012, the Company's marketable securities consisted primarily of corporate securities, commercial paper and other high-quality commercial securities.

Amortized cost and estimated fair market value of investments classified as available-for-sale at June 30, 2013, are as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper	$15,891	$—	$—	$15,891
Corporate securities	8,605	6	—	8,611
Total	$24,496	$6	$—	$24,502

Investments due in 4-12 months:
Corporate securities	$7	$—	$—	$7
Total	$7	$—	$—	$7
Investments due in more than 12 months:
Corporate securities	$51,138	$57	$(183)	$51,012
Total	$51,138	$57	$(183)	$51,012
Total investment securities	$75,641	$63	$(183)	$75,521

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost and estimated fair market value of investments classified as available-for-sale at December 31, 2012, are as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Corporate securities	$1,500	$1	$—	$1,501
Total	$1,500	$1	$—	$1,501

Investments due in 4-12 months:
Corporate securities	$24,127	$83	$—	$24,210
Total	$24,127	$83	$—	$24,210

Investments due in more than 12 months:
Corporate securities	$6,000	$55	$—	$6,055
Total	$6,000	$55	$—	$6,055

Total investment securities	$31,627	$139	$—	$31,766

As of June 30, 2013, the Company evaluated the nature of the investments with a loss position which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary. At December 31, 2012, the Company had no marketable securities in an unrealized loss position.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 75% of the Company's net product sales were made to distributors in the six months ended June 30, 2013, and 74% in the twelve months ended December 31, 2012. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of June 30, 2013, and December 31, 2012, was approximately $25.7 million and $20.7 million, respectively. The total deferred cost as of June 30, 2013, and December 31, 2012, was approximately $10.7 million and $9.1 million, respectively.

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

Common Stock Repurchases and Cash Dividend

In October 2012, the Company's board of directors authorized the use of $50 million for the repurchase of the Company's common stock, repurchases are to be executed according to pre-defined price/volume guidelines set by the board of directors. In the first half of 2013, the Company did not purchase any common stock under the program due to the then current stock price levels. As of June 30, 2013, the Company had $29.5 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions as well as other factors.

In January 2012, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. Each quarterly dividend payment was approximately $1.4 million and was paid on March 30, 2012, on June 29, 2012, September 28, 2012, and December 31, 2012. In January 2013, the Company's board of directors continued the dividend payments by declaring four quarterly cash dividends in the amount of $0.08 per share to be paid to stockholders of record at the end of each quarter in 2013. The first quarterly dividend of approximately $2.3 million was paid on March 29, 2013, and the second quarterly dividend payment of $2.3 million was paid on June 28, 2013. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company's stockholders.

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

	June 30, 2013	December 31, 2012
Accounts receivable trade	$42,733	$33,866
Accrued ship and debit and rebate claims	(26,866)	(26,293)
Allowance for doubtful accounts	(95)	(247)
Total	$15,772	$7,326
Prepaid Expenses and Other Current Assets (in thousands):

	June 30, 2013	December 31, 2012
Prepaid legal fees	$1,104	$1,760
Prepaid income tax	7,348	11,463
Prepaid maintenance agreements	347	616
Interest receivable	312	149
Supplier prepayment	606	1,170
Other	2,380	2,243
Total	$12,097	$17,401

Changes in accumulated other comprehensive income (loss) for the three months ended June 30, 2013 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items		Foreign Currency Items	Total
Beginning balance at April 1, 2013	$84	$(546)		$(22)	$(484)
Other comprehensive income before reclassifications	(204)	—		(13)	(217)
Amounts reclassified from accumulated other comprehensive income	—	14	(1)	—	14
Net-current period other comprehensive income	(204)	14		(13)	(203)
Ending balance at June 30, 2013	$(120)	$(532)		$(35)	$(687)
____________________________
(1) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the three months ended June 30, 2013.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items		Foreign Currency Items	Total
Beginning balance at December 31, 2012	$138	$(560)		$129	$(293)
Other comprehensive income before reclassifications	(258)	—		(164)	(422)
Amounts reclassified from accumulated other comprehensive income	—	28	(1)	—	28
Net-current period other comprehensive income	(258)	28		(164)	(394)
Ending balance at June 30, 2013	$(120)	$(532)		$(35)	$(687)
____________________________
(1) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the six months ended June 30, 2013.

3. STOCK PLANS AND SHARE-BASED COMPENSATION:

Stock Plans
As of June 30, 2013, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007, as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan").  The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance-based awards ("PSUs") and other stock awards to employees, directors and consultants. As of June 30, 2013, the maximum remaining number of shares that may be issued under the 2007 Plan was 7,706,590 shares, which includes options granted but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan.  Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant.  Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of June 30, 2013, 2,541,673 shares had been purchased and 458,327 shares were reserved for future issuance under the Purchase Plan.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2013, and June 30, 2012 (in thousands).

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenues	$264	$256	$528	$501
Research and development	1,640	1,566	2,746	2,687
Sales and marketing	795	746	1,624	1,493
General and administrative	1,629	1,074	3,066	1,992
Total stock-based compensation expense	$4,328	$3,642	$7,964	$6,673

Stock compensation expense in the three months ended June 30, 2013, was $4.3 million (comprising approximately $0.7 million related to stock options, $0.9 million related to performance-based awards, $2.4 million related to restricted stock units and $0.3 million related to the Purchase Plan). In the six months ended June 30, 2013, stock compensation expense was $8.0 million (comprising approximately $1.7 million related to stock options, $1.3 million related to performance shares, $4.4 million related to restricted stock units and $0.6 million related to the Purchase Plan).

Stock compensation expense in the three months ended June 30, 2012, was $3.6 million (comprising approximately $0.9 million related to stock options, $0.7 million related to performance-based awards, $1.7 million related to restricted stock units and $0.3 million related to the Purchase Plan). In the six months ended June 30, 2012, stock compensation expense was $6.7 million (comprising approximately $1.9 million related to stock options, $1.1 million related to performance shares, $3.1 million related to restricted stock units and $0.6 million related to the Purchase Plan).

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted-average period over which it is expected to be recognized as of June 30, 2013.

	June 30, 2013
	Unrecognized Compensation Expense for Unvested Awards	Weighted Average Remaining Recognition Period
	(In thousands)	(In years)
Options	$2,569	1.88
Performance-based awards	2,013	0.50
Restricted stock units	22,927	2.95
Purchase plan	96	0.50
Total unrecognized compensation expense	$27,605

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	*2013	2012	*2013	2012
Risk-free interest rates	—%	1.01%	—%	1.01%
Expected volatility rates	—%	45%	—%	45%
Expected dividend yield	—%	0.51%	—%	0.51%
Expected term of stock options (in years)	0	6.4	0	6.4
Weighted-average grant date fair value of options granted	$—	$18.31	$—	$18.31
_________________________
*The Company did not grant stock options in the first six months of 2013, and therefore no fair-value assumptions were reported for those periods.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	*Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Risk-free interest rates	—%	—%	0.11%	0.09%
Expected volatility rates	—%	—%	33%	48%
Expected dividend yield	—%	—%	0.80%	0.54%
Expected term of purchase right (in years)	0	0	0.5	0.5
Weighted-average estimated fair value of purchase rights	$—	$—	$9.14	$10.42
_______________________________
*There were no employee stock purchase rights granted in the three months ended June 30, 2013 and 2012.

A summary of stock option activity under the Plans, excluding performance-based awards and restricted stock units, as of June 30, 2013, and changes during the six months then ended is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	2,817	$26.00
Granted	—	—
Exercised	(531)	$23.94
Forfeited or expired	(19)	$39.70
Outstanding at June 30, 2013	2,267	$26.37	4.3	$32,457
Exercisable at June 30, 2013	2,052	$25.00	3.9	$32,007
Vested and expected to vest at June 30, 2013	2,259	$26.32	4.3	$32,449

The Company did not grant stock options in the six months ended June 30, 2013. Since 2010 the Company's equity grants to new hires and its annual incentive grants to non-executive employees have been primarily in the form of RSUs. The total intrinsic value of options exercised during the three and six months ended June 30, 2013, was $5.0 million and $10.1 million, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2012, was $7.6 million and $11.5 million, respectively.

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

During the six months ended June 30, 2013, the Company issued approximately 101,000 performance-based awards to employees and executives. As the net revenue, non-GAAP operating earnings and achievement of strategic goals are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets. The cost of performance-based awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

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

A summary of performance-based awards outstanding as of June 30, 2013, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	102	$37.60
Granted	101	$38.62
Vested	(54)	$37.60
Change in units due to performance achievement for PSUs vested in the year	(48)	$37.60
Forfeited or expired	(2)	$41.79
Outstanding at June 30, 2013	99	$38.50	0.50	$4,024
Outstanding and expected to vest at June 30, 2013	87		0.50	$3,520

The weighted-average grant-date fair value per share of performance-based awards granted in the three and six months ended June 30, 2013, was approximately $41.78 and $38.62, respectively, and $42.68 and $37.60 respectively, in the same periods of 2012. There were no awards released in the three months ended June 30, 2013, and the grant date fair value of awards released, which were fully vested, in the six months ended June 30, 2013, was approximately $2.0 million. There were no performance-based awards released in the three or six months ended June 30, 2012, as the performance-based awards granted in 2011 were canceled without vesting.

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
A summary of RSUs outstanding as of June 30, 2013, and changes during the six months then ended, is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	573	$38.21
Granted	353	$38.28
Vested	(176)	$38.44
Forfeited or expired	(35)	$39.17
Outstanding at June 30, 2013	715	$38.43	1.85	$29,017
Outstanding and expected to vest at June 30, 2013	656		1.82	$26,595

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant-date fair value per share of RSUs awarded in the three and six months ended June 30, 2013, was approximately $40.80 and $38.28, respectively. The weighted-average grant-date fair value per share of RSUs awarded in the three and six months ended June 30, 2012, was approximately $41.97 and $41.88, respectively. The grant date fair value of RSUs vested in the three and six months ended June 30, 2013, was approximately $6.5 million and $6.8 million, respectively, and the grant date fair value of RSUs vested in the three and six months ended June 30, 2012, was approximately $3.7 million and $3.8 million, respectively.

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
The fair value hierarchy of the Company's marketable securities at June 30, 2013, and December 31, 2012, was as follows (in thousands):

	Fair Value Measurement at
	June 30, 2013
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$22,201	$22,201	$—
Commercial paper	15,891	—	15,891
Corporate securities	59,630	—	59,630
Total	$97,722	$22,201	$75,521

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurement at
	December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$7,140	$7,140	$—
Corporate securities	31,766	—	31,766
Total	$38,906	$7,140	$31,766

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2013, and the twelve months ended December 31, 2012.

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

	June 30, 2013	December 31, 2012
Raw materials	$10,427	$10,564
Work-in-process	13,885	12,122
Finished goods	18,887	21,939
Total	$43,199	$44,625

6. GOODWILL AND INTANGIBLE ASSETS:

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2013.

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, in-process research and development and patent rights, and are reported net of accumulated amortization. The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, acquired licenses, customer relationships, trade name and patent rights, which range from 2 to 12 years, with the exception of $4.7 million of in-process research and development. In-process research and development is assessed for impairment until the development is completed and products are available for sale, at which time the Company will begin to amortize the in-process research and development. The Company does not expect the amortization to begin in 2013. Amortization for acquired intangible assets was approximately $1.8 million and $3.7 million in the three and six months ended June 30, 2013, respectively, and $1.3 million and $1.5 million in the three and six months ended June 30, 2012, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(2,175)	825	3,000	(2,025)	975
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	26,670	(3,955)	22,715	26,670	(2,663)	24,007
Customer relationships	17,610	(3,286)	14,324	17,610	(1,944)	15,666
Tradename	3,600	(2,100)	1,500	3,600	(1,200)	2,400
Other intangibles	37	(37)	—	37	(37)	—
Total intangible assets	$57,556	$(13,502)	$44,054	$57,556	$(9,818)	$47,738

The estimated future amortization expense related to intangible assets at June 30, 2013, is as follows:

Fiscal Year		Estimated Amortization (in thousands)
2013	(remaining 6 months)	$3,721
2014		6,072
2015		5,009
2016		4,394
2017		3,994
Thereafter		16,174
Total (1)		$39,364
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized upon completion of development over the estimated useful life of the technology.

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
Customer Concentration
Ten customers accounted for approximately 60% and 59% of net revenues for the three and six months ended June 30, 2013, respectively and 64% and 65% for the same periods of 2012, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

The following customers accounted for 10% or more of total net revenues:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2013	2012	2013	2012
A	19%	21%	19%	21%
B	*	12%	*	12%
____________________
* Total customer revenue was less than 10% of net revenues.

Customers A and B are distributors of the Company's products. No other customers accounted for 10% or more of the Company's net revenues in those periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2013, and December 31, 2012, 72% and 74%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	June 30, 2013	December 31, 2012
A	33%	28%
B	12%	18%

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

International Sales

The Company markets its products in and outside of North and South America through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of domestic and foreign sales to distributors and direct customers outside of the Americas, comprise the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Hong Kong/China	48%	44%	46%	44%
Taiwan	15%	17%	15%	17%
Korea	10%	12%	12%	13%
Western Europe (excluding Germany)	10%	10%	11%	10%
Japan	6%	6%	5%	6%
Singapore	2%	2%	2%	2%
Germany	2%	1%	2%	1%
Other	1%	2%	1%	2%
Total foreign revenue	94%	94%	94%	95%

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The remainder of the Company’s sales are to customers within the Americas, primarily located in the United States.

Product Sales

Revenue mix by end market for the three and six months ended June 30, 2013 and 2012, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2013	2012	2013	2012
Consumer	34%	36%	35%	38%
Communications	21%	24%	21%	25%
Industrial	35%	28%	34%	25%
Computer	10%	12%	10%	12%

8. EARNINGS PER SHARE:

 Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units and performance based awards, and the assumed issuance of awards under the stock purchase plan, as computed using the treasury stock method. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average shares of common stock outstanding during the period.

A summary of the earnings (loss) per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income (loss)	$13,672	$(7,176)	$24,575	$285
Weighted-average common shares	29,178	28,619	28,967	28,423
Basic earnings (loss) per share	$0.47	$(0.25)	$0.85	$0.01
Diluted earnings per share (1):
Net income (loss)	$13,672	$(7,176)	$24,575	$285
Weighted-average common shares	29,178	28,619	28,967	28,423
Effect of dilutive securities:
Employee stock plans	980	—	1,010	1,201
Diluted weighted-average common shares	30,158	28,619	29,977	29,624
Diluted earnings (loss) per share	$0.45	$(0.25)	$0.82	$0.01
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

In the three and six months ended June 30, 2013, 167,862 shares and 166,042 shares, respectively, and in the six months ended June 30, 2012, 306,586 shares were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive. In the three months ended June 30, 2012, all shares attributable to stock-based awards were excluded in the computation of diluted earnings per share, as the Company was in a net loss position.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of June 30, 2013, the Company continues to maintain a valuation allowance on capital losses for federal purposes (see Note 15, Transactions with Third Party, for details on SemiSouth), and on its California deferred tax assets as the Company believes that it is not more likely than not that these deferred tax assets will be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating to tax credits in Canada.

Income tax expense includes a provision for (benefit from) federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company's effective tax rates for the three and six months ended June 30, 2013, were 1.3% and (6.2)%, respectively. The difference between the expected statutory rate of 35% and the Company's effective tax rate for the three and six months ended June 30, 2013, was primarily due to the beneficial impact of the geographic distribution of the Company's world-wide earnings and passage of the American Tax Relief Act of 2012 signed into law on January 2, 2013. The prior year impact of the 2012 Federal research and development tax credit benefit was recorded in the quarter ended March 31, 2013. The difference between the expected statutory rate of 35% and the Company's effective tax rate for the three and six months ended June 30, 2012, was primarily due to a provision for income tax in the second quarter of 2012 which included a one-time charge of $44.8 million, in connection with settling the U.S. Internal Revenue Service ("IRS") examination of the Company's income tax returns in August 2012, for the years 2003 through 2006. The settlement included: $35.0 million in federal income taxes, net interest of $5.7 million and state income taxes (including interest) of approximately $4.1 million. The impact of the charge was partially offset by the reversal of $26.9 million of related unrecognized tax benefits that had been recorded as non-current liabilities in the Company's consolidated balance sheets, resulting in a net charge of $18.1 million. Additionally, there was a $2.2 million reduction of the valuation allowance on the Company's California deferred tax assets. Reflecting the net impact of the charge, the Company's effective tax rates for the three- and six-month periods ended June 30, 2012 were 174.7% and 98.5%, respectively. The fiscal years 2007 through 2009 are currently under audit by the IRS.

The tax settlement confirmed that the royalty arrangement between the Company and its foreign subsidiary concluded on October 31, 2012, resulting in a substantially lower effective tax rate for the Company in future years. As a result of the royalty arrangement ending and to ensure an additional source of U.S. cash, the Company plans to repatriate a portion of its current year offshore earnings to the U.S. for domestic operations and accordingly has provided for estimated federal and state income taxes on such earnings. For earnings accumulated as of December 31, 2012, and for the remaining portion of the current year earnings, the Company continues to permanently reinvest such amounts in its foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated.  If circumstances change and it becomes apparent that some or all of those undistributed earnings of the Company's offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, the Company will accrue income taxes attributable to that remittance.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2013. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

11. COMMITMENTS:

Supplier Agreements

Three of the Company's major suppliers have wafer supply agreements based in U.S. dollars; however, the agreements with two of these foundries, Seiko Epson Corporation, or Epson, and ROHM Lapis Semiconductor Co., Ltd., or Lapis, also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, the Company's management and these two suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between the Company and each of these suppliers.

12. LEGAL PROCEEDINGS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450-10, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as "Fairchild") in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations' patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integrations patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company's consolidated financial statements as a result of the damages award. Fairchild also raised defenses contending that the asserted patents are invalid or unenforceable, and the court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company's favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys' fees, among other things. On September 24, 2008, the Court denied Fairchild's motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company's motion

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for increased damages and attorneys' fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild's request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court's refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild's pending motion, but the Federal Circuit dismissed Fairchild's appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness shortly thereafter. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents. The Court also invited briefing on enhanced damages and attorneys' fees, and Fairchild filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild's request to amend the findings regarding Fairchild's willful infringement and doubled the damages award against Fairchild but declined to award attorneys' fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company filed a cross-appeal seeking to increase the damages award. The appeal was argued on January 11, 2012, and the Federal Circuit issued a mixed ruling on March 26, 2013, affirming Fairchild's infringement of certain claims that support the basis for the permanent injunction while reversing, vacating, and remanding the findings with respect to other claims, including the Company's claim for damages. The Company intends to pursue its claim for financial compensation based on Fairchild's infringement, but no further schedule has been set for such proceedings at this time.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pro Forma Information

For the purpose of the summary unaudited pro forma combined supplemental information, the acquisition was assumed to have occurred as of January 1, 2011.  The pro forma combined supplemental information reflects the currency translation from Swiss francs to US dollars for the Concept historical financial statements.  The pro forma information for January 1, 2012, to June 30, 2012, has been calculated after applying the Company's accounting policies and adjusting the results of Concept to reflect the additional amortization of intangible assets, and additional cost of revenues related to the inventory markup that would have been charged assuming the fair value adjustments had been incurred as of January 1, 2011. The unaudited pro forma combined financial information is for informational purposes only and does not purport to represent what the Company's actual results would have been if the acquisition had been completed as of the date indicated above, or that may be achieved in the future. The unaudited pro forma combined supplemental information does not include the effects of any cost savings from operating efficiencies or synergies that may result from the acquisition (in thousands, except per share amounts).

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2012
Revenues	$79,004	$157,268
Net income (loss)	$(6,895)	$563
Earnings (loss) per share - diluted	$(0.24)	$0.02

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

Based on SemiSouth's deteriorating financial condition at September 30, 2012, as further evidenced by its closure in the fourth quarter of 2012, the Company determined that its SemiSouth-related assets were impaired as of September 30, 2012. The Company's third quarter 2012 results included an impairment charge of $33.7 million, comprising a write-off of $6.7 million of lease receivables, $7.0 million of preferred stock, a promissory note (net of imputed interest) in the amount of $13.2 million, $6.2 million for the Purchase Option, and other assets of $0.6 million. The Company has also expensed the prepaid royalty of $10.0 million as it no longer expects to use SemiSouth's technology and foresees no alternative use for it.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligation in the third quarter of 2012, and in the fourth quarter of 2012, the Company settled and paid the commitment for $15.2 million to the financing company.

16. BANK LINE OF CREDIT:
On July 5, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. The Company's ability to borrow under the revolving line of credit is conditioned upon the Company's compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which the Company is currently in compliance. The Credit Agreement terminates on July 5, 2015; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of June 30, 2013, the Company had no amount outstanding under the credit agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management's discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A-“Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

•
Increase the penetration of our products in higher-power applications. We believe we have developed and acquired technologies and products that enable us to bring the benefits of integration to applications requiring more than 50 watts of output. These include main power supplies for flat-panel TVs, desktop PCs, game consoles and LED streetlights, as well as IGBT-driver applications such as industrial motors, renewable-energy systems and electric vehicles.

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

Recent Results

Our net revenues were $87.9 million and $165.0 million in the three and six months ended June 30, 2013, respectively, compared to $76.4 million and $148.2 million in the same periods of 2012. The increase was driven partially by the inclusion of revenues from our acquisition of Concept in 2013. As we acquired Concept in May 2012, no Concept revenues were included in the first four months of 2012. Also contributing to the growth in our revenues was an increase in sales to the industrial and consumer end markets. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 60% and 59% of our net revenues in the three and six months ended June 30, 2013, respectively, and 64% and 65% in the same periods of 2012. Our top two customers, both distributors of our products, collectively accounted for approximately 28% of our net revenues in both the three and six months ended June 30, 2013, respectively, and our top two customers accounted for 33% of our net revenues for both the three and six months ended June

30, 2012. International sales accounted for 94% of our net revenues in both the three and six months ended June 30, 2013, and 94% and 95% in the same periods of 2012, respectively.

Our gross profit margin was 52.6% and 52.2% of net revenues in the three and six months ended June 30, 2013, respectively, compared to 49.4% and 48.8% in the three and six months ended June 30, 2012. The increase was due primarily to a more favorable end-market mix, as a higher percentage of our sales came from the industrial end market, reflecting the Concept acquisition as well as growth in LED lighting, metering and other industrial applications. In addition, a slightly higher percentage of sales came from the consumer end-market reflecting growth in appliance applications. The increase was also driven by lower manufacturing costs, including our migration to a next-generation, lower-cost process technology for many of our products, the completion of our conversion from five- to six-inch wafers, and our conversion from gold to copper wiring in many of our products. These factors were partially offset by higher period costs resulting from the amortization of intangibles related to our acquisition of Concept (refer to Note 14, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details).

Total operating expenses in the three and six months ended June 30, 2013, were $32.9 million and $63.7 million, respectively, compared to $28.3 million and $54.2 million in the same periods of 2012, respectively. The year-over-year increase was driven primarily by higher payroll and related expenses (including stock-based compensation expenses) due to increased headcount mainly attributable to our acquisition of Concept, and increased amortization of intangible assets, including the Concept tradename and customer relationships (refer to Note 14, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details).

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 75% of our net product sales were made to distributors in the six months ended June 30, 2013, and 74% in the twelve months ended December 31, 2012. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of June 30, 2013, and December 31, 2012, was approximately $25.7 million and $20.7 million, respectively. The total deferred cost as of June 30, 2013, and December 31, 2012, was approximately $10.7 million and $9.1 million, respectively.

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

As of June 30, 2013, we continue to maintain a valuation allowance on our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in Canada and Federal capital losses.

We engage in qualifying activities for R&D credit purposes.  The American Tax Relief Act of 2012 was signed into law on January 2, 2013.  Per ASC 740-10-45-15 guidance, we accounted for the reinstated 2012 Federal R&D tax credit as a discrete event in the first quarter of 2013.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of ASC 350-10, ASU No. 2011-08, Testing Goodwill for Impairment, beginning in 2012 we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect this option, and after assessing the totality of events or circumstances we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. We evaluated goodwill for impairment in the fourth quarter 2012, and concluded that no impairment existed as of December 31, 2012. Additionally, no impairment indicators have been identified during the six months ended June 30, 2013.

ASC 350-10 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We review long-lived assets, such as acquired intangibles, in-process research and development and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we recognize an impairment charge by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.4	50.6	47.8	51.2
Gross profit	52.6	49.4	52.2	48.8
Operating expenses:
Research and development	15.3	15.8	15.6	15.3
Sales and marketing	12.9	12.0	13.4	11.7
General and administrative	9.2	9.3	9.6	9.6
Total operating expenses	37.4	37.1	38.6	36.6
Income from operations	15.2	12.3	13.6	12.2
Other income:
Other income, net	0.6	0.3	0.5	0.5
Income before provision for (benefit from) income taxes	15.8	12.6	14.1	12.7
Provision for (benefit from) income taxes	0.2	22.0	(1.0)	12.6
Net income (loss)	15.6%	(9.4)%	15.1%	0.1%

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2013, were $87.9 million and $165.0 million, respectively, and $76.4 million and $148.2 million in the same periods of 2012. The increase in both the three- and six-month periods was driven partially by the inclusion of revenues from our Concept acquisition during each of the full periods in 2013. As we acquired Concept in May 2012, no Concept related revenues were included in the first four months of 2012. In addition, for both the three- and six-month periods we experienced growth in unit sales into the industrial and consumer applications such as industrial controls, consumer appliances and LED lighting. These increases were partially offset by lower unit sales into the computing market, reflecting the downward trend in worldwide sales of personal computers.

Our net revenue mix by end market for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2013	2012	2013	2012
Consumer	34%	36%	35%	38%
Communications	21%	24%	21%	25%
Industrial	35%	28%	34%	25%
Computer	10%	12%	10%	12%

International sales, consisting of sales outside of the Americas based on “ship to” customer locations, were $82.8 million and $155.9 million in the three and six months ended June 30, 2013, respectively, and $71.9 million and $140.6 million, respectively, in the same periods of 2012. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 81% and 80% of our net revenues for the three and six months ended June 30, 2013, respectively, and 81% and 82% of our net revenues for the three and six months ended June 30, 2012. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 76% and 75% of net revenues in the three and six months ended June 30, 2013, respectively, and 73% and 75% in the same periods of 2012, respectively, with direct sales to OEMs and power-supply manufacturers accounting for the remainder.
The following customers accounted for 10% or more of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2013	2012	2013	2012
A	19%	21%	19%	21%
B	*	12%	*	12%
____________________
* Total customer revenue was less than 10% of net revenues.

Customers A and B are distributors of our products. No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$87.9	$76.4	$165.0	$148.2
Gross profit	$46.2	$37.8	$86.1	$72.3
Gross margin	52.6%	49.4%	52.2%	48.8%

The increase in gross margin for the three and six months ended June 30, 2013, compared with the same periods in the prior year, was due partly to a more favorable end-market mix, as a higher percentage of our sales came from the industrial end-market, reflecting the Concept acquisition as well as growth in LED lighting, metering and other industrial applications. In addition, a slightly higher percentage of sales came from the consumer end-market reflecting growth in appliance applications. The increase was also driven by lower manufacturing costs, including our migration to a next-generation, lower-cost process technology for many of our products, the completion of our conversion from five- to six-inch wafers, and the conversion from gold to copper wiring in many of our products. These factors were partially offset by higher period costs resulting from the amortization of intangibles related to our acquisition of Concept (refer to Note 14, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details).

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$87.9	$76.4	$165.0	$148.2
R&D expenses	$13.5	$12.1	$25.8	$22.7
R&D expenses as a % of net revenue	15.3%	15.8%	15.6%	15.3%

R&D expenses increased in the three and six months ended June 30, 2013, compared to the same periods in 2012, driven primarily by increased payroll and related expenses as a result of increased headcount due mainly to our acquisition of

Concept in May 2012. In addition, expenses related to new product design increased in both the three and six month periods of 2013 compared to 2012.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$87.9	$76.4	$165.0	$148.2
Sales and marketing expenses	$11.4	$9.2	$22.1	$17.3
Sales and marketing expenses as a % of net revenue	12.9%	12.0%	13.4%	11.7%

Sales and marketing expenses increased in the three and six months ended June 30, 2013, compared to the same periods of 2012, due primarily to the acquisition of Concept in May of 2012, which resulted in increased amortization expenses related to acquired intangible assets, as well as increased headcount, which in turn resulted in higher payroll and related expenses including stock-based compensation expense. In addition, we expanded our international and domestic sales force, resulting in higher salary and related expenses including bonus and commission expense. Marketing expenses increased year-over-year due to the development of marketing materials for Concept as well as trade show attendance in Asia.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$87.9	$76.4	$165.0	$148.2
G&A expenses	$8.1	$7.1	$15.8	$14.2
G&A expenses as a % of net revenue	9.2%	9.3%	9.6%	9.6%

G&A expenses increased in the three and six months ended June 30, 2013, compared to the same periods of 2012, due to increased headcount from our acquisition of Concept, resulting in increased payroll and related expenses, including stock-based compensation expense. The increase was partially offset by decreased legal expenses related to our ongoing patent litigation. (Refer to Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements, for details).

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, the impact of foreign exchange gain or loss and the sale of SemiSouth related assets. The table below compares other income, net for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$87.9	$76.4	$165.0	$148.2
Other income	$0.6	$0.2	$0.8	$0.8
Other income as a % of net revenue	0.6%	0.3%	0.5%	0.5%

Other income, net, increased in the three months ended June 30, 2013, compared to the same period in 2012. The increase was due primarily to a gain recognized on the sale of SemiSouth-related assets in April 2013. Other income, net remained flat in the six months ended June 30, 2013, compared to the prior year, as the gain related to the sale of SemiSouth assets in 2013 was offset by reduced interest income, stemming from: (1) lower cash balances following our acquisition of Concept in May of 2012; and (2) no interest income from our $18.0 million promissory note with SemiSouth (this promissory note was deemed impaired and written off in 2012). In 2012 interest income related to these items was partially offset by $0.6 million of expense related to a foreign currency contract which was entered into and exercised in the second quarter of 2012.

Provision for (benefit from) income taxes. Provision for (benefit from) income taxes represents federal, state and foreign taxes. The table below compares income tax expenses (benefits) for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income before provision for (benefit from) income taxes	$13.9	$9.6	$23.1	$18.9
Provision for (benefit from) income taxes	$0.2	$16.8	$(1.4)	$18.7
Effective tax rate	1.3%	174.7%	(6.2)%	98.5%

In the three and six months ended June 30, 2013, the difference between the expected statutory rate of 35% and our effective tax rate was primarily due to the passage of the American Tax Relief Act of 2012, which was signed into law on January 2, 2013. As a result of the act, the prior-year impact of the 2012 federal research and development tax credit was recorded in the first quarter of 2013. The geographic distribution of our world-wide earnings also contributed to the difference between our effective tax rate and the statutory rate. The difference between the statutory rate of 35% and our effective tax rate for the three and six months ended June 30, 2012, was due to the settlement of our tax audit for tax years 2003-2006, in conjunction with which we recognized a one-time tax charge in June 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had $145.1 million in cash, cash equivalents and short-term investments, an increase of approximately $49.9 million from $95.2 million as of December 31, 2012. As of June 30, 2013, we had working capital, defined as current assets less current liabilities, of $167.5 million, an increase of approximately $43.2 million from $124.3 million as of December 31, 2012.

On July 5, 2012, we entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on July 5, 2015; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of June 30, 2013, we had no amounts outstanding under our agreement.

Operating activities generated cash of $46.2 million in the six months ended June 30, 2013. Net income for this period was $24.6 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $8.0 million, $3.7 million and $8.0 million, respectively, partially offset by a $2.4 million increase in deferred taxes due primarily to the retroactive application of the American Tax Relief Act of 2012, which was signed into law on January 2, 2013, (refer to Note 9, Provision for Income Taxes, in our Notes to Condensed Consolidated Financial Statements, for details). Significant changes in operating assets and liabilities included (1) a $5.2 million decrease in prepaid expenses resulting primarily from a decrease in prepaid taxes related to a tax refund, (2) a $3.5 million increase in accounts payable due to the timing of payments for inventory, partially offset by a $0.9 million payment to one of our foundries in the first quarter of 2013 for product development, and (3) a $3.5 million increase in deferred income on sales to distributors due to increased inventory levels at our distributors as of June 30, 2013, compared to December 31, 2012. These additional sources of cash and non-cash items were partially offset by an $8.3 million increase in accounts receivable due to higher customer shipments in June 2013 versus December 2012.

Operating activities generated cash of $49.3 million in the six months ended June 30, 2012. Net income for this period was $0.3 million; we also incurred non-cash depreciation, amortization of intangible assets and stock-based compensation expenses of $7.6 million, $1.5 million and $6.7 million, respectively. Significant changes in operating assets and liabilities included (1) a $14.1 million decline in inventory due to reduced wafer purchases, (2) an $8.8 million increase in taxes payable primarily due to the IRS agreement, and (3) a $4.8 million decrease in deferred tax assets related to our agreement with the IRS, in addition to a tax depreciation refund claim. These items were partially offset by a $5.3 million increase in accounts receivable due to higher shipments in June 2012, compared to December 2011.

Our investing activities in the six months ended June 30, 2013, resulted in a $34.3 million net use of cash, consisting of: (1) $6.9 million for purchases of property and equipment, primarily for machinery and equipment for our New Jersey facility as well as building improvements in San Jose, California, and an ERP software upgrade, and (2) $28.4 million, net, for purchases of marketable securities.

Our investing activities in the six months ended June 30, 2012, resulted in a $127.7 million net use of cash, consisting of: (1) $113.4 million related to the acquisition of Concept, (2) $18.0 million for the issuance of a note receivable from SemiSouth (refer to Note 15, Transactions with Third Party, for further details) and (3) $8.8 million for purchases of property and equipment, primarily manufacturing equipment to support our growth, and building improvements in connection with our research and development facility in New Jersey. These uses of cash were partially offset by $12.5 million of proceeds from maturities of marketable securities.

Our financing activities in the six months ended June 30, 2013, resulted in net cash proceeds of $10.1 million. Financing activities consisted primarily of proceeds of $14.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $4.7 million for the payment of dividends to stockholders. Our financing activities in the three months ended June 30, 2012, resulted in net cash proceeds of $11.9 million. Financing activities consisted primarily of proceeds of $14.3 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $2.9 million for the payment of dividends to stockholders.

In January 2013, our board of directors declared four quarterly cash dividends in the amount of $0.08 per share to be paid to stockholders of record at the end of each quarter in 2013. The first quarterly dividend of approximately $2.3 million was paid on March 29, 2013, and the second quarterly dividend payment of $2.3 million was paid on June 28, 2013, with the remaining quarterly dividend payments expected to be approximately the same amount. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. Repurchases are executed according to pre-defined price/volume guidelines set by the board of directors. In the six months ended June 30, 2013, we did not purchase any common stock under the program due to the then current stock price levels. As of June 30, 2013, we had $29.5 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

As of June 30, 2013, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $12.3 million. The tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in our exposure to foreign currency exchange and interest rate risks from that described in our 2012 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. In the first quarter of 2012, we changed our investment policy to allow the sale of long-term and short-term investments prior to their stated maturity date. We generally hold securities until maturity; however, they may now be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this change in policy we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At June 30, 2013, and December 31, 2012, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of June 30, 2013, or December 31, 2012, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of June 30, 2013, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and Euro as a result of our acquisition of Concept. We maintain cash denominated in Swiss francs and Euro to fund Concept operations. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and Euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of June 30, 2013, and December 31, 2012, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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
Changes in Internal Control over Financial Reporting
On May 1, 2012, we completed the acquisition of Concept. We are in the process of integrating Concept into our systems and control environment as of June 30, 2013. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

*Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for 75% of net revenues in the six months ended June 30, 2013, and 74% of net revenues in the twelve months ended December 31, 2012. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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
If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies.  We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 12, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements.  For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued for patent infringement in China, even though we have received an initial judgment in our favor, this case is still under the appeals process, and in China the outcome of litigation can be more uncertain than in the United States.  Should we ultimately be determined to be infringing another party's patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed.  We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.  Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for a large portion of our net revenues, including approximately 94% of our net revenues for six months ended June 30, 2013, and 95% of our net revenues for the year ended December 31, 2012. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, Swiss franc and Euro, may impact our gross margin and net income. Our exchange rate risk related to the Japanese yen includes two of our major suppliers, Epson and Lapis, that have wafer supply agreements based in U.S. dollars; however, our agreements with Epson and Lapis also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between Power Integrations and each of these suppliers. We completed the acquisition of Concept in the second quarter of 2012, which is located in Biel, Switzerland. Included in the assets acquired was cash denominated in Swiss francs and Euro, which will be used to fund Concept operations. The functional currency of Concept is the U.S. dollar, gains and losses arising from the remeasurement of non-functional currency balances are recorded in other income in our consolidated statements of income, and material unfavorable exchange rate fluctuations with the Swiss franc could negatively impact our net income.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 59% of our net revenues in the six months ended June 30, 2013, and 64% in the year ended December 31, 2012. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

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

Uncertainties arising out of economic consequences of current and potential military actions or terrorist activities and associated political instability could adversely affect our business. Like other U.S. companies, our business and operating results are subject to uncertainties arising out of economic consequences of current and potential military actions or terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. These uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products. Any of these results could substantially harm our business and results of operations, causing a decrease in our revenues.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. Repurchases are executed according to pre-defined price/volume guidelines set by the board of directors. In the second quarter of 2013, we did not purchase any common stock under the program due to the then current stock price levels. As of June 30, 2013, we had $29.5 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	August 1, 2013	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K filed on February 29, 2012, SEC File No. 000-23441.)

3.2	Amended and Restated Bylaws. (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K filed on April 26, 2013, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	Amendment to Executive officer Benefits agreement, dated as of June 3, 2013, between Power Integrations, Inc. and Balu Balakrishnan.

10.2	Amendment to Executive officer Benefits agreement, dated as of May 13, 2013, between Power Integrations, Inc. and Sandeep Nayyar.

10.3	Amendment to Executive officer Benefits agreement, dated as of April 18, 2013, between Power Integrations, Inc. and Ben Sutherland.

10.4	Amendment to Executive officer Benefits agreement, dated as of May 30, 2013, between Power Integrations, Inc. and John Tomlin.

10.5	Amendment to Executive officer Benefits agreement, dated as of May 8, 2013, between Power Integrations, Inc. and Doug Bailey.

10.6	Amendment to Executive officer Benefits agreement, dated as of May 6, 2013, between Power Integrations, Inc. and Cliff Walker.

10.7	Amendment to Executive officer Benefits agreement, dated as of April 22, 2013, between Power Integrations, Inc. and Derek Bell.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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