Form 10-K
period 2013-12-31
POWER INTEGRATIONS INC
filed 2014-02-13
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of registrant's voting and non-voting common stock held by non-affiliates of registrant on June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.1 billion, based upon the closing sale price of the common stock as reported on The NASDAQ Global Select Market. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Outstanding shares of registrant's common stock, $0.001 par value, as of February 3, 2014: 30,254,969.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the 2014 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

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

A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computers, entertainment and networking equipment, appliances, utility meters, industrial controls and LED lights. Our highly integrated IC products incorporate high-voltage transistors (MOSFETs) and low-voltage control circuitry on either a monolithic die or in a hybrid configuration (i.e., separate MOSFETs and controllers side-by-side in a single package). We believe our patented TOPSwitch ICs, introduced in 1994, were the first highly integrated ICs to achieve widespread acceptance in the power-supply market. We have since introduced additional product families to broaden our addressable market and increase the functionality of our products; we currently offer IC products that can be used in power supplies with output wattages up to approximately 500 watts.

    Since our May 2012 acquisition of CT-Concept Technologie AG (Concept), we also offer IGBT drivers - circuit boards containing multiple ICs, electrical isolation components and other circuitry - used to operate arrays of high-voltage, high-power transistors known as IGBT modules. These driver/module combinations are used for power conversion in high-power applications (i.e., power levels ranging from tens of kilowatts up to one gigawatt (one billion watts)) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

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

Industry Background

Virtually every electronic device that plugs into a wall socket requires a power supply to convert the high-voltage alternating current provided by electric utilities into the low-voltage direct current required by most electronic devices. A power supply may be located inside a device, such as consumer appliances or desktop computer, or it may be outside the device as in the case of a mobile-phone charger or an adapter for a cordless phone.

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

In high-power systems such as industrial motor drives, electric locomotives and renewable-energy systems, power conversion is typically performed using arrays of high-power silicon transistors known as IGBT modules; these modules are operated by electronic circuitry known as IGBT drivers, whose function is to ensure accurate, safe and reliable operation of the IGBT modules. Much like discrete power supplies, discrete IGBT drivers tend to be highly complex, requiring a large number of components and a great deal of design expertise.

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

Our ICs and IGBT drivers drastically reduce the complexity and component count of power converters compared to typical discrete designs by integrating many of the functions otherwise performed by numerous discrete electronic components, and by eliminating (or reducing the size and cost of) additional components through innovative system design. As a result, our products enable power converters to have superior features and functionality at a total cost equal to or lower than that of many competing alternatives. Our products offer the following key benefits:

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

•Energy Efficiency

Our patented EcoSmart technology, introduced in 1998, improves the energy efficiency of electronic devices during normal operation as well as standby and "no-load" conditions. This technology enables manufacturers to cost-effectively meet the growing demand for energy-efficient products, and to comply with increasingly stringent energy-efficiency requirements. Our Concept IGBT drivers also enable very high efficiency in high-power systems; in many such systems, such as renewable-energy installations, even small efficiency gains can dramatically shorten the payback period over which the cost of a system is recovered through energy savings.

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

Energy Efficiency

Power supplies often draw significantly more electricity than the amount needed by the devices they power. As a result, billions of dollars' worth of electricity is wasted each year, and millions of tons of greenhouse gases are unnecessarily produced by power plants. Energy waste occurs during the normal operation of a device and in standby mode, when the device is plugged in but idle. For example, computers and printers waste energy while in “sleep” mode. TVs that are turned off by remote control consume energy while awaiting a remote-control signal to turn them back on. A mobile-phone charger left plugged into a wall outlet continues to draw electricity even when not connected to the phone (a condition known as “no-load”). Many common household appliances, such as microwave ovens, dishwashers and washing machines, also consume power when not in use. One study has estimated that standby power alone amounts to as much as 10% of residential energy consumption in developed countries.

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

In response to concerns about the environmental impact of carbon emissions, policymakers are taking action to promote energy efficiency. For example, the ENERGY STAR® program and the European Union Code of Conduct encourage manufacturers of electronic devices to comply with voluntary energy-efficiency specifications. In 2007 the California Energy Commission, or CEC, implemented mandatory efficiency standards for external power supplies; these standards were implemented nationwide in the U.S. in July 2008 as a result of the Energy Independence and Security Act of 2007, or EISA, and similar standards took effect in the European Union in 2010 as part of the EU's EcoDesign Directive for Energy-Related Products.

In 2009 the CEC announced mandatory efficiency standards for televisions, which took effect in 2011, and in January 2012 the CEC announced mandatory efficiency standards for battery-charging systems, which took effect in 2013.

In 2010, the EU EcoDesign Directive implemented standards limiting standby power consumption on a wide range of electronic products; the limit was reduced by 50 percent beginning in 2013, with many products now limited to 500 milliwatts of standby usage. The EISA law also required substantial improvements in the efficiency of lighting technologies beginning in 2012; effective in 2014, traditional 100-, 75-, 60- and 40-watt bulbs may no longer be manufactured or sold in the U.S. Plans to eliminate conventional incandescent bulbs have also been announced or enacted in other geographies such as Canada, Australia and Europe.

We offer products that we believe enable manufacturers to meet or exceed these and all other current and proposed energy-efficiency regulations for electronic products. Our EcoSmart technology, introduced in 1998, dramatically reduces waste in both operating and standby modes; we estimate that this technology has saved billions of dollars' worth of standby power worldwide since 1998. In 2010 we introduced our CapZero and SenZero IC families, which eliminate additional sources of standby waste in some power supplies; we have also introduced a range of product families designed specifically for LED-lighting applications.

Products

Below is a brief description of our products:

•AC-DC power conversion products

TOPSwitch, our first commercially successful product family, was introduced in 1994. Since that time we have introduced a wide range of products (including five subsequent generations of TOPSwitch) to both improve upon the functionality of the original TOPSwitch and broaden the range of power levels we can address. In 1998 we introduced TinySwitch, the first family of products to incorporate our EcoSmart technology; in 2012, we introduced the fourth generation of the TinySwitch line, TinySwitch-4. In 2002 we introduced LinkSwitch, the industry's first highly integrated IC designed specifically to replace linear transformers. LinkSwitch-II was introduced in 2008.

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

To further expand our addressable market, we introduced a range of products designed for use in applications up to approximately 500 watts of output. We believe these products enable us to bring many of the same benefits to the “mid-power” market that we have historically brought to the low-power market, including reduced component count, improved reliability and better energy-efficiency compared with competing alternatives. Our Hiper family of products includes both power-conversion and power-factor-correction products for use in applications such as main power supplies for desktop computers, TVs and game consoles, as well as LED street lights and a variety of other applications.

In 2010 we introduced CapZero and SenZero, designed to further reduce standby consumption in some higher-power applications by eliminating power waste caused by so-called bleed resistors and sense resistors.

Following our acquisition of Qspeed Semiconductor in December 2010, we now offer a range of high-performance, high-voltage diodes known as Qspeed diodes. Qspeed diodes utilize a proprietary silicon technology to provide a unique combination of high efficiency and low noise, as well as high-frequency operation, which reduces the cost and size of magnetic components in a power supply.

•IGBT drivers

As a result of our May 2012 acquisition of Concept, we now offer a range of IGBT-driver products sold primarily under the SCALE and SCALE-2 product-family names. These products are fully assembled circuit boards incorporating multiple ICs, electrical isolation components and other circuitry. We offer both ready to operate “plug-and-play” drivers designed specifically for use with particular IGBT modules, as well as “driver cores,” which provide more basic driver functionality that customers can customize to their own specifications after purchase. In addition, we offer custom made drivers based on our Scale technology.

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

Product Markets and Customers

Our net revenues consist primarily of sales of the products described above. When evaluating our net revenues, we categorize our sales into the following four major end-market groupings: communications, computer, consumer, and industrial. The table below provides the mix of our net sales by end market:

	Year Ended December 31,
End Market	2013	2012	2011
Communications	21%	24%	28%
Computer	10%	12%	12%
Consumer	35%	36%	38%
Industrial	34%	28%	22%

The following chart shows the primary applications of our products in power supplies in several major market categories.

Market Category	Primary Applications
Communications	Mobile phone chargers, routers, cordless phones, broadband modems, voice-over-IP phones, other network and telecom gear
Computer	Desktop PCs, LCD monitors, servers, LCD projectors, adapters for notebook computers
Consumer	Major and small appliances, air conditioners, TV set-top boxes, digital cameras, TVs, video-game consoles
Industrial
LED lighting, industrial controls, utility meters, motor controls, uninterruptible power supplies, industrial motor drives, renewable energy systems, electric locomotives, high-voltage DC transmission systems

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power supply manufacturers through a direct sales staff and through a worldwide network of independent distributors. We have sales offices in the United States, Switzerland, United Kingdom, Germany, Italy, India, China, Japan, Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 25%, 26% and 29% of our net product revenues for 2013, 2012 and 2011, respectively, while sales to and through distributors accounted for approximately 75%, 74% and 71% for 2013, 2012 and 2011, respectively. Most of our distributors are entitled to return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements, and sales representatives and distributors can discontinue marketing our products at any time.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 59%, 64% and 65% of our net revenues for 2013, 2012 and 2011, respectively.

The following distributors accounted for 10% or more of total net revenues in 2013, 2012 and 2011:

	Year Ended December 31,
Customer	2013	2012	2011
Avnet	19%	20%	19%
ATM Electronic Corporation	*	12%	13%
___________________________
* Total customer revenue was less than 10% of net revenues

No other customers accounted for more than 10% of net revenues in these periods.

In 2013, 2012 and 2011 sales to customers in the United States accounted for approximately 5%, 5% and 4% of our net revenues, respectively, and sales to customers outside of the United States accounted for approximately 95%, 95% and 96% of our net revenues, respectively. See Note 6, “Significant Customers and International Sales,” in our Notes to Consolidated Financial Statements regarding sales to customers located in foreign countries. See our consolidated financial statements regarding total revenues and profit for the last three fiscal years.

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

Backlog

Our sales are primarily made pursuant to standard purchase orders. The quantity of products purchased by our customers as well as shipment schedules are subject to revisions that reflect changes in both the customers' requirements and in manufacturing availability. Historically, our business has been characterized by short-lead-time orders and quick delivery schedules; for this reason, and because orders in backlog are subject to cancellation or postponement, backlog is not necessarily a reliable indicator of future revenues. Furthermore, except in the case of our IGBT-driver products, we do not recognize revenue on distribution sales until our distributors report that they have sold our products to their customers. As a result, our revenues in a given period can differ significantly from the value of the products we ship in the same period. We believe this further reduces the reliability of order backlog as an indicator of future revenues.

Research and Development

Our research and development efforts are focused on improving our technologies, introducing new products to expand our addressable markets, reducing the costs of existing products, and improving the cost-effectiveness and functionality of our customers' power converters. We have assembled teams of highly skilled engineers to meet our research and development goals. These engineers have expertise in high-voltage device structure and process technology, analog IC design, system architecture and packaging.

In 2013, 2012 and 2011, we incurred costs of $51.7 million, $45.7 million and $40.3 million, respectively, for research and development. Research and development expenses increased in 2013 compared to the prior year due primarily to the May 2012 acquisition of Concept, which affected our results for the full year in 2013 but was only included in our results for eight months of 2012. (See Note 11, Acquisition, in our Notes to Consolidated Financial Statements, for details).

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual-property rights. As of December 31, 2013, we held 609 U.S. patents and had received foreign patent protection on these patents resulting in 492 foreign patents. The U.S. patents have expiration dates ranging from 2014 to 2031. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, Europe and Japan.

We regard as proprietary some equipment, processes, information and knowledge that we have developed and used in the design and manufacture of our products. Our trade secrets include a high-volume production process that produces our patented high-voltage ICs. We attempt to protect our trade secrets and other proprietary-information through non-disclosure agreements, proprietary information agreements with employees and consultants, and other security measures.

Long-lived Assets

Our long-lived assets consist of property and equipment and intangible assets. Our intangible assets consist of developed and in-process technology, licenses, patents, customer relationships, trade name and goodwill. Our long-lived assets, including property and equipment and intangible assets, are located in the United States and in foreign countries; U.S. long-lived assets represented 40% in both 2013 and 2012, and 59% of total long-lived assets in 2011. Long-lived assets held outside of the United States represented 60% in both 2013 and 2012, and 41% of total long-lived assets in 2011. In 2013 and 2012 the majority of our long-lived assets were located in foreign countries, primarily Switzerland, which held 33% of our long-lived assets in both 2013 and 2012. No other country held more than 10% of our long-lived assets in 2011. See Note 2, Summary of Significant Accounting Policies, in our notes to consolidated financial statements regarding total property and equipment located in foreign countries.

Manufacturing

We contract with four foundries for the manufacture of the vast majority of our silicon wafers: (1) ROHM Lapis Semiconductor Co., Ltd., or Lapis, (formerly OKI Electric Industry), (2) Seiko Epson Corporation, or Epson, (3) X-FAB Semiconductor Foundries AG, or X-FAB, and (4) Renesas Technology Corporation, or Renesas, (through its subsidiary NEC

Electronics America, Inc.). These contractors manufacture wafers using our proprietary high-voltage process technologies at fabrication facilities located in Japan, Germany and the United States. For a small number of our products, we also buy wafers manufactured in Singapore by Global Foundries using a standard, non-proprietary process to implement some integrated control circuits for use in combination with our proprietary high-voltage MOSFETs.

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

Our fabless manufacturing model enables us to focus on our engineering and design strengths, minimize capital expenditures and still have access to high-volume manufacturing capacity. We utilize both proprietary and standard IC packages for assembly. Some of the materials used in our packages and aspects of assembly are specific to our products. We require our assembly manufacturers to use high-voltage molding compounds which are more difficult to process than industry standard molding compounds. We work closely with our contractors on a continuous basis to maintain and improve our manufacturing processes.

Our proprietary high-voltage processes do not require leading-edge geometries for them to be cost-effective, and can therefore use our foundries' older, low-cost facilities for wafer manufacturing. However, because of our highly sensitive high-voltage process, we must interact closely with our foundries to achieve satisfactory yields. Our wafer supply agreements with Lapis, Epson, X-FAB and Renesas expire in April 2018, December 2020, December 2020 and December 2014, respectively. Under the terms of the Lapis agreement, Lapis has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Lapis and us. In addition, Lapis requires us to supply them with a rolling six-month forecast on a monthly basis. Our agreement with Lapis provides for the purchase of wafers in U.S. dollars, with mutual sharing of the impact of the fluctuations in the exchange rate between the Japanese yen and the U.S. dollar. Under the terms of the Epson agreement, Epson has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Epson and us. The agreement with Epson also requires us to supply rolling six-month forecasts on a monthly basis, to provide for the purchase of wafers in U.S. dollars and to share the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the Renesas agreement and X-FAB agreement, both foundries have agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by each of these foundries and us. The agreements with Renesas and X-FAB also require us to supply them with rolling six-month forecasts on a monthly basis. Our purchases of wafers from Renesas and X-FAB are denominated in U.S. dollars.

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

Competition

Competing alternatives to our high-voltage ICs for the power-supply market include monolithic and hybrid ICs from companies such as Fairchild Semiconductor, STMicroelectronics, Infineon, ON Semiconductor and Sanken Electric Company, as well as PWM-controller chips paired with discrete high-voltage bipolar transistors and MOSFETs, which are produced by a large number of vendors, including those listed above as well as such companies as NXP Semiconductors, Diodes Inc., On-Bright Electronics and Dialog Semiconductor. Self-oscillating switchers, built with discrete components supplied by numerous vendors, are also commonly used. For some applications, line-frequency transformers are also a competing alternative to designs utilizing our products. Our IGBT-driver products compete with alternatives from such companies as Avago, Infineon and Semikron, as well as driver circuits made up of discrete devices.

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

Employees

As of December 31, 2013, we employed 562 full-time personnel, consisting of 102 in manufacturing, 168 in research and development, 239 in sales, marketing and applications support, and 53 in finance and administration.

Investor Information

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing this material electronically or otherwise furnishing it to the SEC. Investors may obtain free electronic copies or request paper copies of these reports via the “for investors” section of our website, http://investors.powerint.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. The reports filed with the SEC are also available at www.sec.gov.

Our corporate governance guidelines, the charters of our board committees, and our code of business conduct and ethics, including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers, are also available via the investor website listed above. These items are also available in print to any stockholder who requests them by calling (408) 414-9200.

Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997.

Executive Officers of the Registrant

As of February 3, 2014, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	59
Wolfgang Ademmer	Vice President, High-Power Products	46
Douglas Bailey	Vice President, Marketing	47
Radu Barsan	Vice President, Technology	61
David "Mike" Matthews	Vice President, Product Development	49
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	54
Ben Sutherland	Vice President, Worldwide Sales	42
John Tomlin	Vice President, Operations	66
Clifford Walker	Vice President, Corporate Development	62

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

Wolfgang Ademmer serves as vice president of high-power products. Mr. Ademmer joined Power Integrations in 2012 in connection with our acquisition of Concept. Mr. Ademmer served as president and CEO of Concept since 2009, where he was responsible for overseeing the operations of Concept. Prior to joining Concept, he was with Infineon Technologies AG in Germany, leading that company’s appliance and hybrid-vehicle business segment. He began his career in the power-electronics industry in 1993 at Eupec Gmbh, where he held a succession of roles, including vice president of sales and marketing, until the merger of Eupec and Infineon in 2005.

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

Radu Barsan joined Power Integrations in 2013 as vice president of technology, leading our foundry engineering, technology development and quality organizations. Prior to joining Power Integrations, Mr. Barsan served as chairman and CEO at Redfern Integrated Optics, Inc., a supplier of single frequency narrow linewidth lasers, modules, and subsystems, from 2001 to 2013, where he was responsible for overseeing the operations of Redfern Integrated Optics. Previously, he served in a succession of engineering-management and technology-development roles at Phaethon Communications, Inc., a photonics technology company, Cirrus Logic, Inc., a high-precision analog and digital signal processing company, Advanced Micro Devices, a semiconductor design company, Cypress Semiconductor, Inc., a semiconductor company and Microelectronica a distributor of electronic components. Mr. Barsan has more than 30 years of commercial experience in semiconductor and optical components development, engineering and operations.

Mike Matthews has served as our vice president of product development since August 2012. Mr. Matthews joined Power Integrations in 1992, managing our European application-engineering group and then our European sales organization as managing director of Power Integrations (Europe). He has led our product-definition team since 2000, serving as director of strategic marketing prior to assuming his current role. Prior to joining Power Integrations, Mr. Matthews worked at several electric motor-drive companies and then at Siliconix, a semiconductor company, as a motor-control applications specialist.

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

Clifford Walker has served as our vice president, corporate development since June 1995. From September 1994 to June 1995, Mr. Walker served as vice president of Reach Software Corporation, a software company. From December 1993 to September 1994, Mr. Walker served as president of Morgan Walker International, a consulting company.

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

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for 75% of net revenues in the twelve months ended December 31, 2013. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

•	manage a more complex supply chain;

•	monitor the level of inventory of our products at each distributor; and

•	monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States and not publicly traded.

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

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2014 to 2031. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the Americas account for, and have accounted for, a large portion of our net revenues, including approximately 95% of our net revenues for the years ended December 31, 2013 and 2012. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, Swiss franc and Euro, may impact our gross margin and net income. Our exchange rate risk related to the Japanese yen includes two of our major suppliers, Epson and Lapis, with which we have wafer supply agreements based in U.S. dollars; however, these agreements also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between Power Integrations and each of these suppliers. We completed the acquisition of Concept (located in Biel, Switzerland) in the second quarter of 2012. Included in the assets acquired was cash denominated in Swiss francs and euros, which will be used to fund the operations of our Swiss subsidiary. The functional currency of our Swiss subsidiary is the U.S. dollar; gains and losses arising from the re-measurement of non-functional currency balances are recorded in other income (loss) in our consolidated statements of income (loss), and material unfavorable exchange-rate fluctuations with the Swiss franc could negatively impact our net income.

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. We have supply arrangements for the production of wafers with Lapis, Renesas, X-FAB and Epson. Our contracts with these suppliers expire in April 2018, December 2014, December 2020 and December 2020, respectively. Although some aspects of our relationships with Lapis, Renesas, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Lapis, Renesas, X-FAB and Epson in the future, and that the wafer foundries' capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Lapis, Renesas, X-FAB or Epson could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.
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
In the event of an earthquake, terrorist act or other disaster, our operations may be interrupted and our business would be harmed. Our principal executive offices and operating facilities are situated near San Francisco, California, and most of our major suppliers, which are wafer foundries and assembly houses, are located in areas that have been subject to severe earthquakes, such as Japan. Many of our suppliers are also susceptible to other disasters such as tropical storms, typhoons or tsunamis. In the event of a disaster, such as the earthquake and tsunami in Japan, we or one or more of our major suppliers may be temporarily unable to continue operations and may suffer significant property damage. Any interruption in our ability or that of our major suppliers to continue operations could delay the development and shipment of our products and have a substantial negative impact on our financial results.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 59% of our net revenues in the year ended December 31, 2013, and 64% of our net revenues for the year ended December 31, 2012. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

Audits of our tax returns and potential future changes in tax laws may increase the amount of taxes we are required to pay. The IRS is auditing our tax returns for fiscal years 2007 through 2009. If the IRS challenges any of the tax positions we have taken and we are not successful in defending our positions, we may be obligated to pay additional taxes, as well as penalties and interest, and may also have a higher effective income tax rate in the future. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities. In addition, the United States, countries in Asia and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational companies. These potential changes could adversely affect our effective tax rates or result in other costs to us.

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

	Price Range
Year Ended December 31, 2013	High	Low
Fourth quarter	$57.28	$51.40
Third quarter	$56.45	$41.16
Second quarter	$45.18	$38.28
First quarter	$44.65	$34.07

Year Ended December 31, 2012	High	Low
Fourth quarter	$34.37	$27.39
Third quarter	$38.86	$30.45
Second quarter	$42.88	$35.63
First quarter	$39.47	$32.73

As of February 3, 2014, there were approximately 43 stockholders of record.  Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

In 2013 we paid quarterly dividends of $0.08 per share, which resulted in cash payouts of approximately $2.3 million to $2.4 million per quarter. In 2012 and 2011 we paid quarterly dividends of $0.05 per share, which resulted in cash payouts of approximately $1.4 million per quarter. In October 2013, our board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, subject to pre-defined price/volume guidelines. In 2012, we had purchased approximately 0.7 million shares for $20.5 million under this stock repurchase program, leaving $29.5 million remaining for future repurchases. No shares were purchased in the twelve months ended December 31, 2013, due to the stock price levels exceeding the pre-defined price guidelines mentioned above. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

Performance Graph(1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2008 through December 31, 2013, for (a) our common stock, (b) The NASDAQ Composite Index and (c) The NASDAQ Electronic Components Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/08	12/09	12/10	12/11	12/12	12/13

Power Integrations, Inc.	100.00	183.63	204.01	169.41	172.67	288.75
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Electronic Components	100.00	156.84	178.93	170.31	175.62	235.40
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

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2013 and 2012, and the consolidated statements of income (loss) data for the years ended December 31, 2013, 2012 and 2011, from our audited consolidated financial statements, and accompanying notes, in this Annual Report on Form 10-K. In the twelve months ended December 31, 2013, our net income increased compared to prior years due to prior year charges related to SemiSouth Laboratories (see Note 12, Transactions With Third Party, in our notes to consolidated financial statements), and from our settlement with the IRS related to the examination of our tax returns for the years 2003 through 2006 (refer to Note 8, Provision for Income Taxes, in our notes to consolidated financial statements). The consolidated statements of income (loss) data for each of the years ended December 31, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009, are derived from our audited consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period. Our selected financial data is presented below (in thousands, except per share data).

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Income (Loss):
Net revenues	$347,089	$305,370	$298,739	$299,803	$214,310
Cost of revenues	163,853	154,868	158,093	147,262	107,633
Gross profit	183,236	150,502	140,646	152,541	106,677
Operating expenses:
Research and development	51,654	45,709	40,295	35,886	30,473
Sales and marketing	45,466	37,998	32,624	31,167	25,018
General and administrative	32,050	30,243	24,508	25,562	23,967
Charge related to SemiSouth	—	25,200	—	—	—
Total operating expenses	129,170	139,150	97,427	92,615	79,458
Income from operations	54,066	11,352	43,219	59,926	27,219
Other income (expense):
Other income, net	1,361	1,611	1,876	1,879	1,913
Charge related to SemiSouth	—	(33,745)	—	—	—
Total other income (expense)	1,361	(32,134)	1,876	1,879	1,913
Income (loss) before provision for (benefit from) income taxes	55,427	(20,782)	45,095	61,805	29,132
Provision for (benefit from) income taxes	(1,839)	13,622	10,804	12,341	7,254
Net income (loss)	$57,266	$(34,404)	$34,291	$49,464	$21,878
Earnings (loss) per share:
Basic	$1.95	$(1.20)	$1.20	$1.78	$0.81
Diluted	$1.88	$(1.20)	$1.14	$1.67	$0.77
Shares used in per share calculation:
Basic	29,421	28,636	28,609	27,837	26,920
Diluted	30,420	28,636	29,964	29,556	28,297
Dividend per share	$0.32	$0.20	$0.20	$0.20	$0.10

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$92,928	$63,394	$139,836	$155,667	$134,974
Short-term marketable securities	109,179	31,766	40,899	27,355	20,567
Cash, cash equivalents and short-term marketable securities	$202,107	$95,160	$180,735	$183,022	$155,541
Working capital	$227,004	$124,297	$216,079	$210,664	$178,568
Total assets	$501,421	$399,130	$432,919	$433,070	$344,567
Long-term liabilities	$14,317	$17,514	$34,368	$29,580	$23,859
Stockholders' equity	$436,686	$341,049	$364,529	$352,644	$283,401

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

Our net revenues were $347.1 million, $305.4 million and $298.7 million in 2013, 2012 and 2011, respectively. The increase in revenues from 2012 to 2013 was due in part to the inclusion of the former Concept business for the full year (compared to only eight months in 2012), and also reflected higher unit sales into the industrial, consumer and computing end markets, particularly for applications such as consumer appliances, industrial controls, LED lighting, industrial motor drives, renewable-energy systems and desktop PCs. The increase in revenues from 2011 to 2012 was driven by the inclusion of $17.7 million of revenues from Concept, and by higher sales for industrial applications such as LED lighting and utility meters. The increase was partially offset by lower sales of our products into the communications end market, due principally to lower sales for mobile-phone charger applications, which in turn was primarily the result of lower market share on the part of certain mobile-phone manufacturers whose chargers incorporate our products. The increase in net revenues was further offset by lower sales into the computer and consumer end markets, largely as a result of weaker demand generally observed across the broader semiconductor industry.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 59%, 64% and 65% of our net revenues for 2013, 2012 and 2011, respectively. Our top two customers, both distributors of our products, collectively accounted for approximately 28% of our net revenues for 2013, and 32% for both 2012 and 2011. In both 2013 and 2012, international sales made up 95% of net revenues, and in 2011, international sales were 96% of our net revenues.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 0.8% to 1.0%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from Japanese suppliers. Also, although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross profit margin are impacted by the volume of units we produce.

Our gross profit, defined as net revenues less cost of revenues, was $183.2 million, or 53% of net revenues, in 2013, compared to $150.5 million, or 49% of net revenues, in 2012 and $140.6 million, or 47% of net revenues, in 2011. The increase in gross margin from 2012 to 2013 was due primarily to lower manufacturing costs stemming from a combination of internal cost-reduction initiatives, unit-cost benefits from higher production volumes, the decline in the value of the Japanese yen versus the U.S. dollar and a more favorable end-market mix. The increase in gross margin from 2011 to 2012 was due primarily to cost-reduction initiatives as well as a more favorable end-market mix. These factors were partially offset by higher period costs resulting from the amortization of intangibles and inventory write-up related to our acquisition of Concept (refer to Note 11, Acquisition, in our Notes to Consolidated Financial Statements, for details).

Total operating expenses in 2013, 2012 and 2011 were $129.2 million, $139.2 million and $97.4 million, respectively. Operating expenses decreased in 2013 and increased in 2012 because in 2012 we recognized impairment charges associated with our investment in SemiSouth Laboratories, including the write-off of $10.0 million for a prepaid royalty and $15.2 million related to a payment under a loan guarantee for SemiSouth. (Refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements, for details on the impairment). The decrease in 2013 was partially offset by higher expenses associated with the former Concept business, reflecting its inclusion for the full year of 2013 compared to only eight months in 2012; likewise, the inclusion of Concept in our 2012 results contributed to the increase in operating expenses in that year compared to 2011, reflecting both increased headcount and amortization of intangible assets, including the Concept trade name and customer relationships. (Refer to Note 11, Acquisition, in our Notes to Consolidated Financial Statements, for details).

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 75% of our net product sales were made to distributors in 2013. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and require letters of credit whenever deemed necessary.

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

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to these distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2013 and 2012, was approximately $25.5 million and $20.7 million, respectively. The total deferred cost as of December 31, 2013 and 2012, was approximately $9.8 million and $9.1 million, respectively.

Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor's cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, a credit memo is issued to the distributor for the ship and debit claim. We maintain a reserve for these unprocessed claims and for estimated future ship and debit price adjustments. The reserves appear as a reduction to accounts receivable and deferred income on sales to distributors in our accompanying consolidated balance sheets. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on the deferred revenue and deferred margin ultimately recognized. To evaluate the adequacy of our reserves, we analyze historical ship and debit payments and levels of inventory in the distributor channels.

Sales to certain of our distributors are made under terms that do not include rights of return or price concessions after the product is shipped to the distributor. Accordingly, product revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

Stock-based compensation

We apply the provisions of ASC 718-10, Share-Based Payment. Under the provisions of ASC 718-10, we recognize the fair value of stock-based compensation in our financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. We use estimates of volatility, expected term, risk-free interest rate, dividend yield and forfeitures in determining the fair value of these awards and the amount of compensation expense to recognize. Changes in the estimated forfeiture rate could result in changes to our current compensation charges for historical grants.

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

As of December 31, 2013, we continue to maintain a valuation allowance on our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in Canada, the state of New Jersey and Federal capital losses.

We engage in qualifying activities for R&D credit purposes.  The American Tax Relief Act of 2012 was signed into law on January 2, 2013, as such per ASC 740-10-45-15 guidance, the 2012 Federal R&D tax credit was a discrete event in the first quarter of 2013.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of ASC 350-10, ASU No. 2011-08, Testing Goodwill for Impairment, beginning in the first quarter of 2012 we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, we elect this option and after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. We evaluated goodwill for impairment in the fourth quarters of 2013 and 2012, and concluded that no impairment existed as of December 31, 2013, and December 31, 2012.

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

	Year Ended December 31,
	Amount			Increase (Decrease)		Percent of Net Revenues
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011	2013	2012	2011
Total net revenues	$347,089	$305,370	$298,739	$41,719	$6,631	100.0%	100.0%	100.0%
Cost of revenues	163,853	154,868	158,093	8,985	(3,225)	47.2	50.7	52.9
Gross profit	183,236	150,502	140,646	32,734	9,856	52.8	49.3	47.1
Operating expenses:
Research and development	51,654	45,709	40,295	5,945	5,414	14.9	15.0	13.5
Sales and marketing	45,466	37,998	32,624	7,468	5,374	13.1	12.4	10.9
General and administrative	32,050	30,243	24,508	1,807	5,735	9.2	9.9	8.2
Charge related to SemiSouth	—	25,200	—	(25,200)	25,200	—	8.3	—
Total operating expenses	129,170	139,150	97,427	(9,980)	41,723	37.2	45.6	32.6
Income from operations	54,066	11,352	43,219	42,714	(31,867)	15.6	3.7	14.5
Other income (expense)
Charge related to SemiSouth	—	(33,745)	—	33,745	(33,745)	—	(11.1)	—
Other income, net	1,361	1,611	1,876	(250)	(265)	0.4	0.6	0.6
Total other income (expense)	1,361	(32,134)	1,876	33,495	(34,010)	0.4	(10.5)	0.6

Income (loss) before provision for (benefit from) income tax	55,427	(20,782)	45,095	76,209	(65,877)	16.0	(6.8)	15.1
Provision for (benefit from) income taxes	(1,839)	13,622	10,804	(15,461)	2,818	(0.5)	4.5	3.6
Net income (loss)	$57,266	$(34,404)	$34,291	$91,670	$(68,695)	16.5%	(11.3)%	11.5%

Comparison of Years Ended December 31, 2013, 2012 and 2011

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. The increase in revenues from 2012 to 2013 was due in part to the inclusion of the former Concept business for the full year (compared to only eight months in 2012), and also reflected higher unit sales into the industrial, consumer and computing end markets, particularly for such applications such as consumer appliances, industrial controls, LED lighting, industrial motor drives, renewable-energy systems and desktop PCs.

The increase in revenues from 2011 to 2012 was driven by the inclusion of $17.7 million of revenues from Concept, and by higher sales for industrial applications such as LED lighting and utility meters. The increase was partially offset by lower sales of our products into the communications end market, due principally to lower sales for mobile-phone charger applications, which in turn was primarily the result of lower market share on the part of certain mobile-phone manufacturers whose chargers incorporate our products. The increase in net revenues was further offset by lower sales into the computer and consumer end markets, largely as a result of weaker demand generally observed across the broader semiconductor industry. The change in net revenues for both years (apart from the impacts of the acquisition) was driven principally by fluctuations in unit volumes rather than average selling prices.

Our net revenue mix by the end markets served in 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
End Market	2013	2012	2011
Communications	21%	24%	28%
Computer	10%	12%	12%
Consumer	35%	36%	38%
Industrial	34%	28%	22%

Sales to customers outside of the Americas were $328.5 million in 2013, compared to $289.5 million in 2012 and $285.9 million in 2011, representing approximately 95% of net revenues in 2013 and 2012, and 96% of net revenues in 2011. Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region accounted for approximately 81% of our net revenues in 2013, 82% in 2012 and 84% in 2011. We expect international sales to continue to account for a large portion of our net revenues.

Distributors accounted for 75%, 74% and 71% of our net product sales for the years ended December 31, 2013, 2012 and 2011, respectively, with direct sales to OEMs and power supply manufacturers accounting for the remainder in each of the corresponding years. In 2013, one distributor, Avnet, accounted for more than 10% of revenues, in 2012 and 2011, two distributors, Avnet and ATM Electronic Corporation, each accounted for more than 10% of revenues. The table below includes net revenues from each of these customers for the three years ended December 31, 2013.

	Year Ended December 31,
Customer	2013	2012	2011
Avnet	19%	20%	19%
ATM Electronic Corporation	*	12%	13%
________________________
* Total customer revenue was less than 10% of net revenues

No other customers accounted for 10% or more of net revenues during these years.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	Year Ended December 31,
	2013	2012	2011
Net revenues	$347.1	$305.4	$298.7
Gross profit	$183.2	$150.5	$140.6
Gross margin	52.8%	49.3%	47.1%

The increase in gross margin from 2012 to 2013 was due primarily to lower manufacturing costs stemming from a combination of internal cost-reduction initiatives, unit-cost benefits from higher production volumes, the decline in the value of the Japanese yen versus the U.S. dollar and a more favorable end-market mix. The increase in gross margin from 2011 to 2012 was due primarily to cost-reduction initiatives as well as a more favorable end-market mix. These factors were partially offset by higher period costs resulting from the amortization of intangibles in both 2013 and 2012, and the amortization of an inventory write-up in 2012 related to our acquisition of Concept (refer to Note 11, Acquisition, in our Notes to Consolidated Financial Statements, for details).

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The table below compares R&D expenses for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	Year Ended December 31,
	2013	2012	2011
Net revenues	$347.1	$305.4	$298.7
R&D expenses	$51.7	$45.7	$40.3
R&D expenses as a % of net revenues	14.9%	15.0%	13.5%

R&D expenses increased in 2013 compared to 2012, driven primarily by increased payroll and related expenses as a result of increased headcount, due mainly to our acquisition of Concept in May 2012. In addition, we expanded our product-development efforts resulting in increased outside-service expenses related to product design and development. R&D expenses increased in 2012 compared to 2011 driven primarily by increased payroll and related expenses, resulting from increased headcount due primarily to our acquisition of Concept, and increased stock-based compensation expense due to annual RSU awards granted to employees in addition to RSUs granted to Concept employees. In addition, R&D expenses for 2012 include accrued stock-based compensation expenses related to PSUs that were expected to vest, whereas no PSU stock-based compensation expense was recognized in 2011. The increase also reflects increased product-development expenses related to foundry qualifications and ongoing new-product development.
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of acquired intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	Year Ended December 31,
	2013	2012	2011
Net revenues	$347.1	$305.4	$298.7
Sales and marketing expenses	$45.5	$38.0	$32.6
Sales and marketing expenses as a % of net revenue	13.1%	12.4%	10.9%

The increase in sales and marketing expenses in 2013 compared to 2012 was due primarily to the acquisition of Concept in May of 2012, which in turn resulted in higher payroll and related expenses including stock-based compensation expense, as well as increased amortization expenses related to acquired intangible assets. The expansion of our sales force also contributed to the year-over-year increase, as did higher marketing expenses, which increased due to the development of marketing materials for the Concept IGBT-driver product line as well as trade-show attendance. Sales and marketing expenses increased in 2012 compared to 2011 due primarily to the acquisition of Concept, which resulted in increased expenses related to the amortization of acquired intangible assets, as well as increased headcount. In addition, sales and marketing expenses for 2012 included stock-based compensation expenses related to PSUs, whereas no PSU-related stock-based compensation expense was recognized in 2011 as the company failed to meet the minimum performance thresholds under which PSUs would have vested.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	Year Ended December 31,
	2013	2012	2011
Net revenues	$347.1	$305.4	$298.7
G&A expenses	$32.1	$30.2	$24.5
G&A expenses as a % of net revenue	9.2%	9.9%	8.2%

G&A expenses increased in 2013 compared to 2012 due primarily to increased headcount year-over-year, due primarily to our acquisition of Concept in May of 2012, which resulted in increased payroll and related expenses, including stock-based compensation expense. The increase was partially offset by decreased legal expenses related to patent litigation (refer to Note 10, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements for details), and a decrease in professional-service expenses following elevated expenses in 2012 in conjunction with the Concept acquisition and our audit settlement with the IRS. G&A expenses increased in 2012 compared to 2011 due to the addition of Concept’s G&A expenses as well as professional-services spending associated with the Concept acquisition.

Charge Related to SemiSouth. In October 2012, we determined that our assets related to SemiSouth Laboratories were impaired as of September 30, 2012. As a result we incurred a net charge to operating expenses of $25.2 million, comprising the write-offs of a prepaid royalty of $10.0 million and $15.2 million related to a loan guarantee for SemiSouth. Refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements for details on the SemiSouth charge.

Other income/expense, net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gain or loss, in addition to an impairment charge related to SemiSouth. The table below compares other income, net for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	Year Ended December 31,
	2013	2012	2011
Net revenues	$347.1	$305.4	$298.7
Other income (expense)	$1.4	$(32.1)	$1.9
Other income as a % of net revenue	0.4%	(10.5)%	0.6%

Other income/expense increased in 2013 compared to 2012, due primarily to a charge of $33.7 million in 2012 related to SemiSouth, comprising the write-off of $6.7 million of lease receivables, $7.0 million of preferred stock, a promissory note (net of imputed interest) in the amount of $13.2 million, $6.2 million for a purchase option, and other assets of $0.6 million. Refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements for details on the SemiSouth impairment. In addition, in 2013 we had other income of $0.5 million for the sale of assets related to SemiSouth. Other income/expense decreased in 2012 compared to 2011, due to the SemiSouth impairment.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

	Year Ended December 31,
	2013	2012	2011
Income (loss) before provision for (benefit from) income taxes	$55.4	$(20.8)	$45.1
Provision for (benefit from) income taxes	$(1.8)	$13.6	$10.8
Effective tax rate	(3.3)%	(65.5)%	24.0%

The effective tax rate for the year ended December 31, 2013, was favorably impacted by the geographic distribution of our world-wide earnings and earnings in lower-tax jurisdictions. Additionally, the rate was favorably impacted by federal research tax credits for 2013 and 2012. The effective tax rate for the year ended December 31, 2012, was unfavorably impacted as a result of our audit agreement with the IRS, which included federal and state taxes plus interest charges totaling approximately $44.8 million, partially offset by the reversal of related unrecognized tax benefits of $29.1 million, for a net charge of $18.1 million. During the third quarter of 2012, we recorded an impairment charge and write-off of certain assets related to SemiSouth of approximately $58.9 million on which we recognized an $8.0 million tax benefit. The write-off resulted in a net loss for the year.

Our effective tax rate was lower than the statutory rate of 35% for the year ended December 31, 2011, due primarily to the geographic distribution of our world-wide earnings as well as a federal research tax credit, partially offset by a valuation allowance on our California deferred tax asset. For further income tax information refer to Note 8, Provision for Income Taxes, in our Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

We had approximately $202.1 million in cash, cash equivalents, short-term and long-term marketable securities at December 31, 2013, compared to $95.2 million at December 31, 2012, and $212.8 million at December 31, 2011. As of December 31, 2013, 2012 and 2011, we had working capital, defined as current assets less current liabilities, of approximately $227.0 million, $124.3 million and $216.1 million, respectively. The increase in cash, investments and working capital in 2013 was primarily the result of cash generated from operations and the issuance of stock through our equity-incentive plans. The decrease in cash, investments and working capital in 2012 was primarily due to the acquisition of Concept (refer to Note

11, Acquisition, in our Notes to Consolidated Financial Statements, for details), which we acquired for approximately $115.7 million in cash, as well as the payment of $42.4 million in conjunction with the IRS audit agreement, and a loan to SemiSouth (which we later determined was uncollectible).

In March 2012, we loaned SemiSouth $18.0 million, and in exchange we were issued a promissory note. In October 2012, we determined that the loan to SemiSouth was other-than-temporarily impaired as of September 30, 2012; the loan was written off, resulting in a charge in our consolidated statements of income (loss) for the year ended December 31, 2012, under the caption “other income (expense), charge related to SemiSouth” (see Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements for further details on the SemiSouth loan).
On July 5, 2012, we entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on July 5, 2015; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2013, we had no amounts outstanding under our agreement.

Our operating activities generated cash of $98.7 million, $51.8 million, and $69.2 million in the years ended December 31, 2013, 2012 and 2011, respectively. In each of these years, cash was primarily generated from operating activities in the ordinary course of business.

Cash provided by operating activities totaled $98.7 million in the year ended December 31, 2013. Our net income was $57.3 million, which included non-cash depreciation, amortization and stock-based compensation expenses of $16.1 million, $7.4 million and $16.5 million, respectively. Sources of cash also included a $4.2 million increase in deferred income on sales to distributors, resulting from increased shipments to distributors in the fourth quarter of 2013 compared to the same period of 2012. These sources of cash were partially offset by a $4.9 million increase in accounts receivable resulting primarily from revenue growth in the fourth quarter of 2013 compared to the same period in 2012.

Cash provided by operating activities totaled $51.8 million in the year ended December 31, 2012. In 2012, our net loss was $34.4 million, which included non-cash depreciation, amortization and stock-based compensation expenses of $15.3 million, $5.2 million and $14.2 million, respectively. In addition we incurred a $58.9 million impairment charge related to our SemiSouth related assets (refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements, for details on our SemiSouth impairment and charges). Additional sources of cash included (1) a $18.0 million decline in inventory due to reduced wafer purchases in 2012, and increased sales at the end of 2012 compared to 2011, and (2) a $5.3 million decrease in accounts receivable primarily due to the timing of ship-and-debit credit processing. These additional sources of cash and non-cash items were partially offset by (1) a $26.0 million decrease in taxes payable and other accrued liabilities primarily in connection with our IRS agreement (refer to Note 8, Provision for Income Taxes, in our Notes to Consolidated Financial Statements for details on our agreement) and (2) a $11.0 million increase in prepaid expenses and other assets primarily related to prepaid taxes (in connection with the tax benefit related to the SemiSouth impairment and the above-mentioned tax agreement).

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

Our investing activities in the year ended December 31, 2013, resulted in a net $90.7 million use of cash, consisting primarily of $78.1 million, net, for purchases of marketable securities and $14.0 million for purchases of property and equipment. Our investment in property and equipment included purchases of manufacturing and research and development equipment, as well as an enterprise resource planning, or ERP, software upgrade and building improvements to our San Jose, California facility.

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

Our investing activities in the year ended December 31, 2011 resulted in a $52.3 million net use of cash, consisting primarily of: (1) $23.2 million for purchases of property and equipment, primarily manufacturing equipment to support our growth as well as building improvements in connection with our research and development facility in New Jersey, (2) $6.9 million paid in relation to the acquisition of Qspeed, (3) $8.1 million in connection with our lease line of credit to SemiSouth (refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements) and (4) $15.5 million, net, for purchases of held-to maturity investments. These uses of cash were partially offset by $2.2 million in proceeds from the sale of capital equipment.

Our financing activities in the year ended December 31, 2013, resulted in net proceeds of $21.5 million, consisting primarily of $30.2 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $9.4 million for the payment of dividends to stockholders. Our financing activities in the year ended December 31, 2012, resulted in a net $3.6 million use of cash, consisting of $20.5 million used for the repurchase of our common stock and $5.8 million for the payment of dividends to stockholders, partially offset by proceeds of $22.0 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

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

We paid dividends on a quarterly basis in 2013, 2012 and 2011, which resulted in approximately a $2.3 million to $2.4 million use of cash per quarter for 2013, and a $1.4 million use of cash per quarter in 2012 and 2011. The quarterly dividends were $0.08 per share in 2013, and $0.05 per share in 2012 and 2011. In October 2013 our board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

In February 2011, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. From February 2011 to December 2011, we repurchased 1.5 million shares for a total of $50.0 million, concluding this repurchase program. In November 2011, the board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock; this authorization was canceled in March 2012, concurrent with our agreement to acquire CT-Concept Technologie AG. In October 2012, our board of directors authorized the use of an additional $50.0 million for the repurchase of our common stock subject to pre-defined price/volume guidelines. In 2012 we purchased approximately 0.7 million shares for $20.5 million, leaving $29.5 million remaining for future repurchases. No shares were repurchased during the year ended December 31, 2013, due to the stock price levels exceeding the pre-defined price guidelines mentioned above. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

As of December 31, 2013, we had a contractual obligation related to income tax, consisting primarily of unrecognized tax benefits of approximately $12.7 million. The tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

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

Though we believe the IRS's position with respect to the adjustments is inconsistent with applicable tax law, and that we had a meritorious defense to our position, we elected to accept a negotiated agreement that we believe to be in the best interests of our stockholders. The agreement addresses the royalty issue related to our international tax structure for all tax years after 2003 (including the years 2007 - 2009, which are currently being audited by the IRS). Further, the agreement confirms that the royalty arrangement between Power Integrations, Inc. and our foreign subsidiary concluded on October 31, 2012, resulting in a substantially lower effective tax rate for us in future periods. Also, the agreement allowed us to repatriate $101.9 million from our foreign-based subsidiary without incurring U.S. income taxes.

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions, and the results of our 2007 - 2009 IRS audit. We expect continued sales growth in our foreign business and plan to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that we intend to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2013, the Company determined that a portion of its current year earnings of foreign subsidiaries may be remitted in the future to the U.S. for domestic cash flow purposes and, accordingly, provided for the related U.S. taxes in its consolidated financial statements. Currently the majority of our cash and marketable securities are held in the U.S. If we change our intent to invest our undistributed earnings outside the U.S. indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, we would be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2013, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $105.0 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2013, we had the following contractual obligations and commitments required by SEC regulations to be disclosed in this table, consisting solely of non-cancelable operating lease agreements (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Operating lease obligations	$3,243	$1,318	$1,191	$691	$43

In addition to our contractual obligations noted above we have a contractual obligation related to income tax as of December 31, 2013, which primarily comprises unrecognized tax benefits of approximately $12.7 million, and was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this policy, we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2013 and 2012, we held primarily cash equivalents and short-term investments with fixed interest rates. We do not hold any instruments for trading purposes.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, we invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2013, or December 31, 2012, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of December 31, 2013, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and Euro as a result of our acquisition of Concept. We completed the acquisition of Concept, which is located in Biel, Switzerland, in the second quarter of 2012. Included in the assets acquired was cash denominated in Swiss francs and the Euro, which will be used to fund Concept operations. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our income, before provision for (benefit from) income tax, of a change in the value of the U.S. dollar compared to the Swiss franc and Euro as of December 31, 2013. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2013
	5%	10%
Swiss Franc and Euro foreign exchange impact (in thousands of USD)	$120	$239

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and Euro is recorded in other income in our consolidated statements of income (loss).

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2013, and December 31, 2012, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Management conducted an assessment of Power Integrations' internal control over financial reporting as of December 31, 2013, based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control - Integrated Framework issued in 1992. Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of Power Integrations' internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2013, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power Integrations, Inc.
San Jose, California

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 13, 2014 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 13, 2014

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2013, or the Proxy Statement, and is incorporated herein by reference:

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
Information relating to compensation policies and practices as they relate to risk management is set forth under the caption “Compensation Policies and Practices as They Relate to Risk Management” under Proposal 1 entitled “Election of Directors” in the Proxy Statement, which information is incorporated herein by reference.
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
San Jose, California

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 13, 2014

POWER INTEGRATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,928	$63,394
Short-term marketable securities	109,179	31,766
Accounts receivable, net of allowances of $120 and $247 in 2013 and 2012, respectively (Note 2)	12,389	7,326
Inventories	42,235	44,625
Deferred tax assets	2,059	352
Prepaid expenses and other current assets	18,632	17,401
Total current assets	277,422	164,864
PROPERTY AND EQUIPMENT, net	90,141	89,724
INTANGIBLE ASSETS, net	40,334	47,738
GOODWILL	80,599	80,599
DEFERRED TAX ASSETS	9,449	11,532
OTHER ASSETS	3,476	4,673
Total assets	$501,421	$399,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,772	$16,452
Accrued payroll and related expenses	8,900	6,720
Taxes payable	2,266	1,213
Deferred tax liabilities	943	1,193
Deferred income on sales to distributors	15,727	11,550
Other accrued liabilities	1,810	3,439
Total current liabilities	50,418	40,567
LONG-TERM INCOME TAXES PAYABLE	6,885	7,937
DEFERRED TAX LIABILITIES	5,273	8,179
OTHER LIABILITIES	2,159	1,398
Total liabilities	64,735	58,081
COMMITMENTS AND CONTINGENCIES (Notes 8, 9 and 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000,000 shares
Outstanding - 30,021,943 and 28,536,182 shares in 2013 and 2012, respectively	30	28
Additional paid-in capital	223,660	175,668
Accumulated other comprehensive loss	(470)	(293)
Retained earnings	213,466	165,646
Total stockholders’ equity	436,686	341,049
Total liabilities and stockholders’ equity	$501,421	$399,130
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
NET REVENUES	$347,089	$305,370	$298,739
COST OF REVENUES	163,853	154,868	158,093
GROSS PROFIT	183,236	150,502	140,646

OPERATING EXPENSES:
Research and development	51,654	45,709	40,295
Sales and marketing	45,466	37,998	32,624
General and administrative	32,050	30,243	24,508
Charge related to SemiSouth (Note 12)	—	25,200	—
Total operating expenses	129,170	139,150	97,427
INCOME FROM OPERATIONS	54,066	11,352	43,219
OTHER INCOME (EXPENSE):
Interest income	736	1,747	2,054
Interest expense	(23)	(2)	—
Charge related to SemiSouth (Note 12)	—	(33,745)	—
Other, net	648	(134)	(178)
Total other income (expense)	1,361	(32,134)	1,876
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	55,427	(20,782)	45,095
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,839)	13,622	10,804
NET INCOME (LOSS)	$57,266	$(34,404)	$34,291

EARNINGS (LOSS) PER SHARE:
Basic	$1.95	$(1.20)	$1.20
Diluted	$1.88	$(1.20)	$1.14

SHARES USED IN PER SHARE CALCULATION:
Basic	29,421	28,636	28,609
Diluted	30,420	28,636	29,964
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$57,266	$(34,404)	$34,291
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in 2013, 2012 and 2011	(29)	79	(35)
Unrealized gain on marketable securities, net of $0 tax in 2013, 2012 and 2011	72	138	—
Unrealized actuarial loss on pension benefits, net of tax of $61, $155 and $0 in 2013, 2012 and 2011, respectively (Note 13)	(220)	(560)	—
Total other comprehensive loss	(177)	(343)	(35)
Total comprehensive income (loss)	$57,089	$(34,747)	$34,256

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
BALANCE AT JANUARY 1, 2011	28,375	$28	$175,295	$85	$177,236	$352,644
Issuance of common stock under employee stock option plan	1,011	1	18,463	—	—	18,464
Net issuance of performance stock unit awards	85	—	—	—	—	—
Repurchase of common stock	(1,531)	(1)	(49,999)	—	—	(50,000)
Issuance of common stock under employee stock purchase plan	125	—	3,747	—	—	3,747
Income tax benefits from employee stock option exercises	—	—	2,201	—	—	2,201
Stock-based compensation expense related to employee stock options and awards	—	—	7,778	—	—	7,778
Stock-based compensation expense related to employee stock purchases	—	—	1,161	—	—	1,161
Payment of dividends to stockholders	—	—	—	—	(5,722)	(5,722)
Foreign currency translation adjustment	—	—	—	(35)	—	(35)
Net income	—	—	—	—	34,291	34,291
BALANCE AT DECEMBER 31, 2011	28,065	28	158,646	50	205,805	364,529
Issuance of common stock under employee stock option and stock award plans	1,022	—	18,200	—	—	18,200
Repurchase of common stock	(676)	—	(20,467)	—	—	(20,467)
Issuance of common stock under employee stock purchase plan	125	—	3,752	—	—	3,752
Income tax benefits from employee stock option exercises	—	—	1,303	—	—	1,303
Stock-based compensation expense related to employee stock options and awards	—	—	13,092	—	—	13,092
Stock-based compensation expense related to employee stock purchases	—	—	1,142	—	—	1,142
Payment of dividends to stockholders	—	—	—	—	(5,755)	(5,755)
Unrealized actuarial loss on pension benefits (Note 13)	—	—	—	(560)	—	(560)
Unrealized gain on marketable securities	—	—	—	138	—	138
Foreign currency translation adjustment	—	—	—	79	—	79
Net loss	—	—	—	—	(34,404)	(34,404)
BALANCE AT DECEMBER 31, 2012	28,536	28	175,668	(293)	165,646	341,049
Issuance of common stock under employee stock option and stock award plans	1,358	2	26,267	—	—	26,269
Issuance of common stock under employee stock purchase plan	128	—	3,971	—	—	3,971
Income tax benefits from employee stock option exercises	—		1,284			1,284
Stock-based compensation expense related to employee stock options and awards	—	—	15,275	—	—	15,275
Stock-based compensation expense related to employee stock purchases	—	—	1,195	—	—	1,195
Payment of dividends to stockholders	—	—	—	—	(9,446)	(9,446)
Unrealized actuarial loss on pension benefits (Note 13)	—	—	—	(220)	—	(220)
Unrealized gain on marketable securities	—	—	—	72	—	72
Foreign currency translation adjustment	—	—	—	(29)	—	(29)
Net income	—	—	—	—	57,266	57,266
BALANCE AT DECEMBER 31, 2013	30,022	$30	$223,660	$(470)	$213,466	$436,686

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,266	$(34,404)	$34,291
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,088	15,256	15,372
Amortization of intangibles	7,404	5,164	943
Charge related to SemiSouth (Note 12)	—	58,945	—
Gain on disposal of property and equipment	(131)	(1)	(41)
Gain on sale of asset held for sale	(497)	—	—
Stock-based compensation expense	16,485	14,224	8,969
Amortization of premium on marketable securities	789	850	1,627
Non-cash interest income from SemiSouth note	—	(1,445)	—
Deferred income taxes	(2,781)	2,017	1,577
Reduction in accounts receivable allowances	(127)	(24)	(61)
Excess tax benefit from stock options exercised	(734)	(704)	(796)
Tax benefit associated with employee stock plans	1,284	1,303	2,201
Change in operating assets and liabilities:
Accounts receivable	(4,936)	5,313	(3,621)
Inventories	2,375	18,026	10,037
Prepaid expenses and other assets	(1,523)	(11,008)	1,619
Accounts payable	2,467	2,071	(1,564)
Taxes payable and accrued liabilities	1,065	(26,029)	2,977
Deferred income on sales to distributors	4,177	2,276	(4,338)
Net cash provided by operating activities	98,671	51,830	69,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,960)	(16,358)	(23,223)
Proceeds from sale of property and equipment	36	2	2,249
Proceeds from sale of assets held for sale	959	—	—
Other assets	—	—	(1,277)
Acquisition (Note 11)	—	(115,720)	(6,914)
Payment of guarantee of SemiSouth debt (Note 12)	—	(15,200)	—
Increase in financing lease receivables	—	(420)	(8,116)
Collections of financing lease receivables and other receivables	433	527	425
Loans to SemiSouth (Note 12)	—	(18,000)	(3,000)
Collection of loan to SemiSouth	—	—	3,000
Purchases of marketable securities	(109,482)	—	(42,176)
Proceeds from sales and maturities of marketable securities	31,350	40,463	26,725
Net cash used in investing activities	(90,664)	(124,706)	(52,307)

CASH FLOWS FROM FINANCING ACTIVITIES:

	Year Ended
	December 31,
Issuance of common stock under employee stock plans	30,239	21,952	22,210
Repurchase of common stock	—	(20,467)	(50,000)
Payments of dividends to stockholders	(9,446)	(5,755)	(5,722)
Excess tax benefit from stock options exercised	734	704	796
Net cash provided by (used in) financing activities	21,527	(3,566)	(32,716)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,534	(76,442)	(15,831)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,394	139,836	155,667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,928	$63,394	$139,836

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,862	$1,008	$3,497
Unpaid financing lease equipment	$—	$—	$321
Fair value of SemiSouth purchase option (Note 12)	$—	$6,216	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net of refunds (Note 8)	$(4,137)	$46,689	$1,233

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for receivables and inventories. These estimates are based on historical facts and various other factors, which the Company believes to be reasonable at the time the estimates are made. However, as the effects of future events cannot be determined with precision, actual results could differ significantly from management's estimates.

Cash and Cash Equivalents

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with an original maturity date greater than three months as short-term marketable securities in its Consolidated Balance Sheet. As of December 31, 2013, and December 31, 2012, the Company's marketable securities consisted primarily of corporate bonds, municipal bonds and other high-quality commercial securities. The weighted average interest rate of investments at December 31, 2013 and 2012, was approximately 0.74% and 1.18%, respectively.

Amortized cost and estimated fair market value of investments classified as available-for-sale at December 31, 2013, were as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
Commercial paper	$3,098	$1	$—	$3,099
Total	$3,098	$1	$—	$3,099

Investments due in 4-12 months:
Corporate securities	$6,007	$33	$—	$6,040
Total	$6,007	$33	$—	$6,040
Investments due between 12 months and 5-years:
Corporate securities	$102,963	$202	$(26)	$103,139
Total	$102,963	$202	$(26)	$103,139
Total investment securities	$112,068	$236	$(26)	$112,278

Amortized cost and estimated fair market value of investments classified as available-for-sale at December 31, 2012, were as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Estimated Fair Market Value
Investments due in less than 3 months:
Corporate securities	$1,500	$1	$—	$1,501
Total	$1,500	$1	$—	$1,501

Investments due in 4-12 months:
Corporate securities	$24,127	$83	$—	$24,210
Total	$24,127	$83	$—	$24,210

Investments due between 12 months and 5-years:
Corporate securities	$6,000	$55	$—	$6,055
Total	$6,000	$55	$—	$6,055

Total investment securities	$31,627	$139	$—	$31,766

As of December 31, 2013 and 2012, there were no individual securities that had been in a continuous loss position for 12 months or longer.

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

	December 31, 2013	December 31, 2012
Raw materials	$8,221	$10,564
Work-in-process	13,216	12,122
Finished goods	20,798	21,939
Total	$42,235	$44,625

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Components of the Company's Consolidated Balance Sheet
Accounts Receivable (in thousands):

	December 31, 2013	December 31, 2012
Accounts receivable trade	$42,410	$33,866
Accrued ship and debit and rebate claims	(29,901)	(26,293)
Allowance for doubtful accounts	(120)	(247)
Total	$12,389	$7,326
Prepaid Expenses and Other Current Assets (in thousands):

	December 31, 2013	December 31, 2012
Prepaid legal fees	$6,267	$1,760
Advance to suppliers	757	1,170
Prepaid income tax	7,521	11,463
Prepaid maintenance agreements	947	616
Interest receivable	519	149
Other	2,621	2,243
Total	$18,632	$17,401

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Land	$16,754	$16,754
Construction-in-progress	8,003	9,431
Building and improvements	43,641	42,819
Machinery and equipment	111,314	101,438
Computer software and hardware and office furniture and fixtures	34,327	28,791
	214,039	199,233
Accumulated depreciation	(123,898)	(109,509)
Total	$90,141	$89,724

Depreciation expense for property and equipment for fiscal years ended December 31, 2013, 2012 and 2011, was approximately $16.1 million, $15.3 million and $15.4 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years
Machinery and equipment	2-8 years
Computer software and hardware and office furniture and fixtures	4-5 years

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total property and equipment located in the United States at December 31, 2013, 2012 and 2011, was approximately $134 million, $126 million and $118 million, respectively. In 2013, 2012 and 2011, no foreign country held more than 10% of total property and equipment.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) for year ended December 31, 2013 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items		Foreign Currency Items	Total
Beginning balance at January 1, 2013	$138	$(560)		$129	$(293)
Other comprehensive income (loss) before reclassifications	72	(277)		(29)	(234)
Amounts reclassified from accumulated other comprehensive income (loss)	—	57	(1)	—	57
Net-current period other comprehensive income (loss)	72	(220)		(29)	(177)
Ending balance at December 31, 2013	$210	$(780)		$100	$(470)
____________________________
(1) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the year ended December 31, 2013.

Changes in accumulated other comprehensive income (loss) for year ended December 31, 2012 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items	Foreign Currency Items	Total
Beginning balance at January 1, 2012	$—	$—	$50	$50
Other comprehensive income (loss) before reclassifications	138	(560)	79	(343)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net-current period other comprehensive income (loss)	138	(560)	79	(343)
Ending balance at December 31, 2012	$138	$(560)	$129	$(293)

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

Goodwill and Intangible Assets

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill is evaluated in accordance with Accounting Standards Codification, or ASC, 350-10, Goodwill and Other Intangible Assets, and an impairment analysis is conducted on an annual basis, or sooner if indicators exist for a potential impairment.

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

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, from time-to-time the Company will contribute a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. In 2013 the Company provided for a contribution of approximately $1.1 million. No employee 401(k) contribution was provided for in 2012 or 2011.

Retirement Benefit Obligations (Pension)

The Company recognizes the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability in the accompanying consolidated balance sheets. Actuarial gains and losses are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, and are amortized as a component of net periodic cost over the remaining estimated service period of participants.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 75% of the Company's net product sales were made to distributors in 2013. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from these sales until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2013, and December 31, 2012, was approximately $25.5 million and $20.7 million, respectively. The total deferred cost as of December 31, 2013, and December 31, 2012, was approximately $9.8 million and $9.1 million, respectively.

Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At or soon after the distributor invoices its customer, the distributor submits a “ship and debit” price adjustment claim to the Company to adjust the distributor's cost from the standard price to the pre-approved lower price. After verification by the Company, a credit memo is issued to the distributor for the ship and debit claim. The Company maintains a reserve for unprocessed claims and future ship and debit price adjustments. The reserves appear as a reduction to accounts receivable and deferred income on sales to distributors in the Company's accompanying consolidated balance sheets. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on the deferred revenue and deferred margin ultimately recognized. To evaluate the adequacy of its reserves, the Company analyzes historical ship and debit payments and levels of inventory in the distributor channels.

Sales to certain distributors of the Company are made under terms that do not include rights of return or price concessions after the product is shipped to the distributor. Accordingly, product revenue is recognized upon shipment and title transfer assuming all other revenue recognition criteria are met.

Foreign Currency Risk and Foreign Currency Translation

As of December 31, 2013, the Company's primary transactional currency was in U.S. dollars; in addition, the Company holds cash in Swiss francs and Euros as a result of its acquisition of Concept. The Company completed the acquisition of Concept, which is located in Biel, Switzerland, in the second quarter of 2012. Included in the assets acquired was cash denominated in Swiss francs and Euros, which will be used to fund operations of the Company's Swiss subsidiary. The functional currency of the Company's Swiss subsidiary is the U.S. dollar.

Gains and losses arising from the remeasurement of non-functional currency balances are recorded in ''other income (expense)'' in the accompanying consolidated statements of income (loss). For the years ended December 31, 2013, 2012 and 2011 the Company realized foreign exchange transaction gains (losses) of $(0.1) million, $(0.6) million and $0.05 million, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $1.4 million, $1.1 million, and $1.0 million, in 2013, 2012 and 2011, respectively.

Research and Development

Research and development costs are expensed as incurred.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company engages in qualifying activities for R&D credit purposes.  The American Tax Relief Act of 2012 was signed into law on January 2, 2013, as such per ASC 740-10-45-15 guidance, the 2012 Federal R&D tax credit was a discrete event for which the benefit was recognized in 2013.

Common Stock Repurchases and Common Stock Dividend

In February 2011, the Company's board of directors authorized the use of $50.0 million for the repurchase of the Company's common stock, with repurchases to be executed according to certain pre-defined price/volume guidelines set by the board of directors. In the twelve months ended December 31, 2011, the Company repurchased 1.5 million shares for a total of $50.0 million, concluding this repurchase program. In October 2012, the Company's board of directors authorized the use of an additional $50.0 million for the repurchase of its common stock. As of December 31, 2012, the Company purchased 0.7 million shares for approximately $20.5 million, leaving $29.5 million remaining for future repurchases. No shares were purchased during the twelve months ended December 31, 2013, due to the then current stock price levels which exceeded the pre-defined price guidelines mentioned above. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions as well as other factors.

In January 2012, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. The quarterly dividend payments were made on March 30, 2012, June 29, 2012, September 28, 2012, and December 31, 2012, each in the aggregate amount of approximately $1.4 million, to stockholders of record as of February 29, 2012, May 31, 2012, August 31, 2012 and November 30, 2012. In January 2013, the Company's board of directors declared four quarterly cash dividends in the amount of $0.08 per share paid to stockholders of record at the end of each quarter in 2013. Payouts of approximately $2.3 million each were paid on March 29, 2013 and June 28, 2013, and approximately $2.4 million was paid on September 30, 2013 and December 31, 2013, respectively.

In October 2013 the Company's board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company's stockholders.

Indemnifications

The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (“DSA”). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages that may be awarded

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2013. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

            In July 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Company's Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company will be required to adopt this new standard on a prospective basis in the first quarter of 2014.

3. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans
As of December 31, 2013, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan").  The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance stock unit awards ("PSU") and other stock awards to employees, directors and consultants.  As of December 31, 2013, the maximum remaining number of shares that may be issued under the 2007 Plan was 7,176,041 shares, which includes options issued but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan.  Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2013, of the shares reserved for issuance, 2,599,102 shares had been purchased and 400,898 shares were reserved for future issuance under the Purchase Plan.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the twelve months ended December 31, 2013, December 31, 2012, and December 31, 2011 (in thousands).

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$1,074	$1,058	$666
Research and development	5,746	5,503	3,274
Sales and marketing	3,642	3,317	2,313
General and administrative	6,023	4,346	2,716
Total stock-based compensation expense	$16,485	$14,224	$8,969

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2013.

	December 31, 2013
	Unrecognized Compensation Expense for Unvested Awards	Weighted Average Remaining Recognition Period
	(In thousands)	(In years)
Options	$2,000	1.53
Performance-based awards	—	0.00
Restricted stock units	19,100	2.47
Purchase plan	100	0.50
Total unrecognized compensation expense	$21,200

Stock compensation expense in the twelve months ended December 31, 2013, was $16.5 million (comprising approximately $2.3 million related to stock options, $3.2 million related to performance-based awards, $9.8 million related to restricted stock units and $1.2 million related to the Company's Purchase Plan).

Stock compensation expense in the twelve months ended December 31, 2012, was approximately $14.2 million (comprising approximately $4.0 million related to stock options, $2.1 million related to performance-based awards, $7.0 million related to restricted stock units and $1.1 million related to the Company's Purchase Plan).

Stock compensation expense in the twelve months ended December 31, 2011, was approximately $9.0 million (comprising approximately $4.0 million related to stock options, $3.8 million related to restricted stock units and $1.2 million related to the Company's Purchase Plan).

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the three years ended December 31, 2013, 2012 and 2011:

	*2013	2012	2011

Risk-free interest rates	—%	1.01% - 0.87%	1.46% - 2.20%
Expected volatility rates	—%	45%	44%
Expected dividend yield	—%	0.51% - 0.57%	0.54% - 0.59%
Expected term of stock options (in years)	0	6.4	6.0
Weighted-average grant date fair value of options granted	$0.00	$18.20	$15.66
________________________
*The Company did not grant stock options in the year ended December 31, 2013, and therefore no fair-value assumptions were reported for that period.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Risk-free interest rates	0.08% - 0.11%	0.09% - 0.14%	0.16% - 0.17%
Expected volatility rates	33% - 37%	34% - 48%	37%
Expected dividend yield	0.62% - 0.80%	0.54% - 0.57%	0.51% - 0.59%
Expected term of purchase right (years)	0.5	0.5	0.5
Weighted-average estimated fair value of purchase rights	$11.01	$9.40	$9.15

A summary of stock option activity under the Plans, excluding performance-based shares and restricted stock units, as of December 31, 2013, and changes during three years then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	4,433	$22.68
Granted	164	$37.37
Exercised	(948)	$19.82
Forfeited or expired	(92)	$27.07
Outstanding at December 31, 2011	3,557	$24.01
Granted	135	$42.66
Exercised	(870)	$20.48
Forfeited or expired	(5)	$21.10
Outstanding at December 31, 2012	2,817	$26.00
Granted	—	$—
Exercised	(1,108)	$23.72
Forfeited or expired	(18)	$39.70
Outstanding at December 31, 2013	1,691	$27.34	4.40	$48,161
Exercisable at December 31, 2013	1,543	$26.13	4.08	$45,810
Vested and expected to vest at December 31, 2013	1,687	$27.31	4.39	$48,106

The total intrinsic value of options exercised during the twelve months ended December 31, 2013, 2012 and 2011, was $26.5 million, $14.5 million and $16.6 million, respectively.

The following table summarizes the stock options outstanding at December 31, 2013:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$17.18 - $21.00	216,421	3.04	$18.80	216,421	$18.80
$21.14 - $23.35	320,745	5.04	$21.29	320,472	$21.29
$23.35 - $25.25	344,723	3.66	$25.04	344,723	$25.04
$25.25 - $26.86	314,185	2.28	$26.62	314,185	$26.62
$26.86 - $29.50	22,800	0.10	$27.38	22,800	$27.38
$29.50 - $30.78	8,700	7.13	$30.63	3,699	$30.43
$30.78 - $33.85	123,417	5.08	$32.16	117,917	$32.14
$33.85 - $36.95	84,750	7.13	$36.95	54,999	$36.95
$36.95 - $38.07	90,919	6.29	$38.06	82,168	$38.06
$38.07 - $42.88	164,460	8.03	$41.89	65,769	$41.85
$17.18 - $42.88	1,691,120	4.40	$27.34	1,543,153	$26.13

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

During the twelve months ended December 31, 2013, the Company issued approximately 102,000 performance-based awards to employees and executives. As the net revenue, non-GAAP operating earnings and strategic goals are considered performance conditions, expense associated with these awards, net of estimated forfeitures was recognized over the twelve month service period based on an assessment of the achievement of the performance targets. The fair value of these performance-based awards was determined using the fair value of the Company's common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

A portion of the 2013 performance-based awards issued to employees and executives vested in the first quarter of 2014. Accordingly the Company accrued stock-based compensation expense for those awards. In January 2013, it was determined that approximately 54,000 shares of the approximately 102,000 performance-based awards granted in 2012 vested in aggregate under the revenue, non-GAAP operating income and strategic goals performance conditions for such awards. Accordingly, 54,000 performance-based awards were released to the Company's employees and executives in the first quarter of 2013. The Company's net revenue and non-GAAP operating earnings performance targets were not met in 2011, and therefore the 2011 performance-based awards were canceled, and no related expense was recognized in the twelve months ended December 31, 2011.

A summary of performance-based awards outstanding as of December 31, 2013, and activity during the three years then ended, is presented below:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	85	$34.97
Granted	98	$36.57
Vested	(85)	$34.97
Forfeited or canceled	(98)	$36.57
Outstanding at December 31, 2011	—	$—
Granted	102	$37.60
Vested	—	$—
Forfeited or canceled	—	$—
Outstanding at December 31, 2012	102	$37.60
Granted	102	$38.68
Vested	(54)	$37.60
Change in units due to performance achievement for PSUs not earned	(48)	$37.60
Forfeited or canceled	(2)	$41.79
Outstanding at December 31, 2013	100	$38.48	0	$5,560
Outstanding and expected to vest at December 31, 2013	83		0	$4,615

The weighted-average grant-date fair value per share of performance-based awards granted in the years ended December 31, 2013, 2012 and 2011, was approximately $38.68, $37.60 and $36.57, respectively. The grant date fair value of awards released, which were fully vested, in the years ended December 31, 2013 and 2011, was approximately $2.0 million and $3.0 million, respectively. There were no performance-based awards released in year ended December 31, 2012.

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
A summary of RSUs outstanding as of December 31, 2013, and activity during the three years then ended, is as follows:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	260	$36.30
Granted	296	$36.04
Vested	(64)	$36.26
Forfeited	(34)	$37.13
Outstanding at December 31, 2010	458	$36.08
Granted	293	$41.06
Vested	(152)	$36.48
Forfeited	(26)	$36.92
Outstanding at December 31, 2012	573	$38.21
Granted	386	$39.09
Vested	(195)	$37.92
Forfeited	(50)	$39.50
Outstanding at December 31, 2013	714	$38.97	1.39	$39,873
Outstanding and expected to vest at December 31, 2013	668		1.37	$37,311

The weighted-average grant-date fair value per share of RSUs awarded in the years ended December 31, 2013, 2012 and 2011, was approximately $39.09, $41.06 and $36.04, respectively. The grant date fair value of awards vested in the years ended December 31, 2013, 2012 and 2011, was approximately $7.4 million, $5.5 million and $2.3 million, respectively.

Shares Reserved

As of December 31, 2013, the Company had approximately 3.9 million shares of common stock reserved for future issuance under stock option and stock purchase plans.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company principally holds securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, the funding of acquisitions and other strategic investments. As a result of this policy the Company classified its investment portfolio as available-for-sale as of December 31, 2013 and December 31, 2012.
The fair value hierarchy of the Company's short-term marketable securities at December 31, 2013, and December 31, 2012, was as follows (in thousands):

	Fair Value Measurement at
	December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$3,099	$—	$3,099
Money market funds	17,492	17,492	—
Corporate securities	109,179	—	109,179
Total	$129,770	$17,492	$112,278

	Fair Value Measurement at
	December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$7,140	$7,140	$—
Corporate securities	31,766	—	31,766
Total	$38,906	$7,140	$31,766

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the twelve months ended December 31, 2013, and December 31, 2012.

On October 22, 2010, the Company entered into an agreement with SemiSouth Laboratories ("SemiSouth"), as amended, pursuant to which the Company would be obligated to acquire SemiSouth if SemiSouth met certain financial performance conditions. In March 2012, in consideration for the loan agreement discussed below, the Company entered into an amended agreement with SemiSouth which established a maximum purchase price related the Company's option to acquire SemiSouth ("Purchase Option"). In March 2012 the Company loaned SemiSouth $18.0 million, and in exchange the Company was issued a promissory note and received a modification to establish a maximum price under the Purchase Option. The note was classified as Level 3 in the fair-value hierarchy, as there was no market data for this instrument. The estimated fair value of the note was approximately $13.4 million prior to impairment, consisting of the promissory note of $18.0 million, net of the unamortized interest discount related to the $6.2 million Purchase Option (of which $1.6 million was amortized prior to impairment). As of September 30, 2012, the loan to SemiSouth was deemed other than temporarily impaired and written off. The charge was reflected in the consolidated statements of income (loss) under the other income (expense), charge related to SemiSouth caption for the twelve months ended December 31, 2012 (see Note 12, Transactions With Third Party, below for further details on the SemiSouth loan). The following table presents the changes in Level 3 investments for the two years ended December 31, 2013 (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Notes Receivable
Beginning balance at January 1, 2012	$—
Purchases and issuances	13,433
Change in fair value	(13,433)
Ending balance at December 31, 2012	—
Purchases and issuances	—
Settlements	—
Ending balance at December 31, 2013	$—

5. GOODWILL AND INTANGIBLE ASSETS:

Changes in the carrying amount of goodwill as of the twelve months ended December 31, 2013 and December 31, 2012, are as follows (in thousands).

Goodwill

Balance at January 1, 2012	$14,786
Goodwill acquired during the period	65,813
Goodwill adjustments	—
Balance at December 31, 2012	80,599
Goodwill acquired during the period	—
Goodwill adjustments	—
Ending balance at December 31, 2013	$80,599

The $65.8 million of goodwill acquired in 2012, resulted from the purchase of Concept (see Note 11, Acquisition, for further details). In the fourth quarter of 2013, goodwill was evaluated in accordance with ASC 350-10, Goodwill and Other Intangible Assets, and no impairment charge was deemed necessary.

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, in-process research and development and patent rights, and are reported net of accumulated amortization. In August 2010, the Company acquired an early-stage research and development company, resulting in the addition of in-process research and development of $4.7 million. The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, acquired license or patent rights, which range from two to twelve years, with the exception of $4.7 million of in-process research and development which will be amortized once the development is completed and products are available for sale. The Company does not expect the amortization of its in-process research and development to begin in 2014. Amortization for acquired intangible assets was approximately $7.4 million, $5.2 million and $0.9 million in the years ended December 31, 2013, 2012 and 2011, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(2,325)	675	3,000	(2,025)	975
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	26,670	(5,247)	21,423	26,670	(2,663)	24,007
Customer relationships	17,610	(4,664)	12,946	17,610	(1,944)	15,666
Trade name	3,600	(3,000)	600	3,600	(1,200)	2,400
Other intangibles	—	—	—	37	(37)	—
Total intangible assets	$57,519	$(17,185)	$40,334	$57,556	$(9,818)	$47,738

The estimated future amortization expense related to intangible assets at December 31, 2013, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2014	$6,072
2015	5,009
2016	4,394
2017	3,994
2018	3,746
Thereafter	12,429
Total (1)	$35,644
_______________

(1)	The total above excludes $4.7 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

6. SIGNIFICANT CUSTOMERS AND INTERNATIONAL SALES:

Segment Reporting

The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of analog and mixed-signal ICs and other electronic components and circuitry used in high-voltage power conversion. The Company's chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Product Sales

Net revenues consist primarily of sales of the Company's high-voltage integrated-circuit products, IGBT drivers and high-voltage silicon diodes. When evaluating the Company's net revenues, the Company categorizes its sales into the following four major end markets served; communications, computer, consumer and industrial electronics. The table below provides the percentage of net sales activity by end markets served on a comparative basis for all periods:

	Year Ended December 31,
End Market	2013	2012	2011
Communications	21%	24%	28%
Computer	10%	12%	12%
Consumer	35%	36%	38%
Industrial electronics	34%	28%	22%

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Concentration
Ten customers accounted for approximately 59%, 64% and 65% of net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

The following customers each accounted for 10% or more of total net revenues:

	Year Ended December 31,
Customer	2013	2012	2011
Avnet	19%	20%	19%
ATM Electronic Corporation	*	12%	13%
___________________________
* Total customer revenue was less than 10% of net revenues

Avnet and ATM Electronic Corporation are distributors of the Company's products. No other customers accounted for 10% or more of the Company's net revenues in those periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. As of December 31, 2013, and December 31, 2012, 71% and 74%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers each represented 10% or more of accounts receivable:

Customer	December 31, 2013	December 31, 2012
Avnet	21%	28%
ATM Electronic Corporation	17%	18%

Avnet and ATM Electronic Corporation are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s accounts receivable in these periods.

International Sales
The Company markets its products in and outside of North and South America through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, foreign revenue, consists of domestic and foreign sales to distributors and direct customers outside of the United States. Foreign revenue information is based on the customers' bill-to location. The revenue percentages are as follows:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2013	2012	2011
Hong Kong/China	47%	45%	39%
Taiwan	15%	17%	21%
Korea	11%	12%	16%
Western Europe (excluding Germany)	11%	10%	10%
Japan	5%	6%	6%
Singapore	2%	2%	2%
Germany	2%	1%	1%
Other	2%	2%	1%
Total foreign revenue	95%	95%	96%

The remainder of the Company’s sales are to customers located in the United States.

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

A summary of the earnings (loss) per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Basic earnings (loss) per share:
Net income (loss)	$57,266	$(34,404)	$34,291
Weighted-average common shares	29,421	28,636	28,609
Basic earnings (loss) per share	$1.95	$(1.20)	$1.20
Diluted earnings (loss) per share (1):
Net income (loss)	$57,266	$(34,404)	$34,291
Weighted-average common shares	29,421	28,636	28,609
Effect of dilutive securities:
Employee stock plans	999	—	1,355
Diluted weighted-average common shares	30,420	28,636	29,964
Diluted earnings (loss) per share	$1.88	$(1.20)	$1.14
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has included the shares underlying the 2013 and 2012 awards in the 2013 and 2012 calculations, respectively, as those shares were contingently issuable upon the satisfaction of the annual targets consisting of net revenue, non-GAAP operating earnings and achievement of strategic goals as of the end of the periods.  The Company has excluded all performance-based awards underlying the 2011 awards in the 2011 calculation as the performance conditions for those awards were not met as of the end of the period.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the years ended December 31, 2013, and 2011 options to purchase 122,263 shares and 294,965 shares outstanding, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive. In the year ended December 31, 2012, all shares attributable to stock-based awards were excluded in the computation of diluted earnings per share, as the Company was in a net loss position.

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

U.S. and foreign components of income before income taxes were (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S. operations	$1,936	$(36,178)	$18,884
Foreign operations	53,491	15,396	26,211
Total pretax income (loss)	$55,427	$(20,782)	$45,095

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current provision (benefit):
Federal	$(558)	$9,813	$7,758
State	2	(2,083)	246
Foreign	3,049	1,892	474
	2,493	9,622	8,478
Deferred provision (benefit):
Federal	(3,633)	2,647	1,458
State	—	3,109	845
Foreign	(699)	(1,756)	23
	(4,332)	4,000	2,326
Total	$(1,839)	$13,622	$10,804

The Company is entitled to a deduction for federal and state tax purposes with respect to employees' stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax expense has been reflected as an adjustment to additional paid-in capital. For 2013, 2012 and 2011, the benefit arising from employee stock option activity that resulted in an adjustment to additional paid in capital was approximately $1.3 million, $1.3 million and $2.2 million, respectively.

The provision for (benefit from) income taxes differs from the amount, which would result by applying the applicable federal income-tax rate to income before provision for (benefit from) income taxes, as follows:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2013	2012	2011
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	—%	8.9%	0.5%
Business tax credits	(8.1)%	4.9%	(5.7)%
Stock-based compensation	(2.8)%	2.5%	(0.2)%
Foreign income taxed at different rate	(29.5)%	25.9%	(10.9)%
IRS audit settlement	—%	(87.2)%	—%
Valuation allowance	(0.1)%	(48.4)%	3.4%
Other	2.2%	(7.2)%	1.9%
Total	(3.3)%	(65.6)%	24.0%

The effective tax rate for the year ended December 31, 2013, was favorably impacted by the geographic distribution of the Company's world-wide earnings and earnings in lower-tax jurisdictions. Additionally, the rate was favorably impacted by federal research tax credits for 2013 and 2012.

During the third quarter of 2012, the Company recorded an impairment charge and write-off of certain assets related to SemiSouth of approximately $58.9 million, on which the Company recognized a $8.0 million tax benefit. The write-off resulted in a net loss for 2012.

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

The components of the net deferred income tax asset /(liabilities) were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Other reserves and accruals	$6,893	$3,391
Tax credit carry-forwards	12,453	6,205
Stock compensation	5,964	7,804
Capital losses	10,307	9,744
Net operating loss	1,014	710
Valuation allowance	(19,271)	(15,970)
	17,360	11,884
Deferred tax liabilities:
Depreciation	(4,226)	(2,758)
Acquired intangibles	(4,303)	(5,187)
Unremitted earnings	(2,432)	—
Other	(1,107)	(1,427)
	(12,068)	(9,372)
Net deferred tax asset	$5,292	$2,512

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2013, the Company continues to maintain a valuation allowance primarily as a result of SemiSouth capital losses for federal purposes, and on its California deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The Company also had a California net operating loss which it believes that it is not more likely than not that the deferred tax asset will be fully realized and a valuation allowance was recorded. In addition, the Company maintains a valuation allowance with respect to certain of its deferred tax assets relating to tax credits in Canada and the state of New Jersey.

As of December 31, 2013, the Company had federal research and development tax credit carry-forwards of approximately $8.4 million, which will begin to expire in 2030 if unutilized, California research and development tax credit carry-forwards of approximately $11.8 million (there is no expiration of research and development tax credit carry-forwards for the state of California) and California net operating losses of $29.0 million which will begin to expire in 2032. As of December 31, 2013, the Company had Canadian scientific research and experimental development tax credit carry-forwards of approximately $2.0 million and New Jersey research and experimental development tax credit carry-forwards of approximately $0.3 million, which will start to expire in 2026 and 2027, respectively.

The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2013, the Company determined that a portion of its current year earnings of foreign subsidiaries may be remitted in the future to the U.S. for domestic cash flow purposes and, accordingly, provided for the related U.S. taxes in its consolidated financial statements. If the Company changes its intent to invest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, the Company would be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2013, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $105.0 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits (in thousands):
Unrecognized Tax Benefits Balance at January 1, 2011	$29,911
Gross Increases for Tax Positions of Current Year	4,944
Gross Decreases for Tax Positions of Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2011	34,855
Gross Increases for Tax Positions of Current Year	1,110
Gross Increase for Tax Positions of Prior Years	9,344
Settlements	(34,496)
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2012	10,813
Gross Increases for Tax Positions of Current Year	1,881
Gross Decreases for Tax Positions of Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2013	$12,694

The Company's total unrecognized tax benefits as of December 31, 2013, 2012 and 2011, was $12.7 million, $10.8 million and $34.9 million, respectively. An income-tax benefit of $10.9 million, net of valuation allowance adjustments, would be recorded if these unrecognized tax benefits are recognized. Although it is possible some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.
The Company's continuing practice is to recognize interest and/or penalties related to income-tax matters in income-tax expense. The Company has accrued interest and penalties at December 31, 2013, and December 31, 2012, of $0.7 million and $0.6 million, respectively, which have been recorded in long-term income taxes payable in the accompanying Consolidated Balance Sheets.

In the quarter ended June 30, 2012, the Company reached an understanding regarding the terms for settling with the U.S. Internal Revenue Service ("IRS") and closed out all positions as part of the examination of the Company's income tax returns for the years 2003 through 2006. On August 2, 2012, the IRS signed a formal closing agreement with the Company that is consistent with the intentions of the parties pursuant to their earlier understanding. Further, the agreement confirmed that the royalty arrangement between the Company and its foreign subsidiary concluded on October 31, 2012, resulting in a substantially lower effective tax rate for the Company in subsequent years.

Approximately, $0.04 million of interest and penalties, net of the benefit, were included in the Company's benefit from income taxes for the year-ended December 31, 2013.

The Company has concluded all U.S. federal income tax matters for the years through 2006. As of December 31, 2013, the fiscal years 2007 through 2009 remain under audit by the IRS, and no notice of proposed adjustments has been received.

9. COMMITMENTS:

Facilities

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California. The Company also owns a research and development facility in New Jersey, which was purchased in 2010 in connection with its acquisition of an early-stage research and development company, and a test facility in Biel, Switzerland which was acquired in connection with the Company's acquisition of Concept. The Company leases administrative office space in Singapore and Switzerland, and a research and development facility in Canada, in addition to sales offices in various countries around the world.

Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2013 are as follows (in thousands):

Fiscal Year
2014	$1,318
2015	718
2016	473
2017	199
2018	492
Thereafter	43
Total minimum lease payments	$3,243

Total rent expense amounted to $1.5 million, $1.4 million and $1.7 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Purchase Obligations

At December 31, 2013, the Company had no non-cancelable purchase obligations that were due beyond one year.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LEGAL PROCEEDINGS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450-10, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as "Fairchild") in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations' patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integrations patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, which it might ultimately recover from Fairchild, and no benefits have been recorded in the Company's consolidated financial statements as a result of the damages verdict. Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the Court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company's favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys' fees, among other things. On September 24, 2008, the Court denied Fairchild's motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company's motion for increased damages and attorneys' fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild's request, the Court temporarily stayed the permanent injunction for 90 days to permit Fairchild to petition the Federal Circuit Court of Appeals for a further stay. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court's refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild's pending motion, but the Federal Circuit dismissed Fairchild's appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement, and the parties completed post-trial briefing on the issue of willfulness shortly thereafter. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents, and the Court also invited briefing on enhanced damages and attorneys' fees. Fairchild also filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild's request to amend the findings regarding Fairchild's willful infringement and doubled the damages award against Fairchild but declined to award attorneys' fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company filed a cross-appeal seeking to increase the damages award. The appeal was argued on January 11, 2012, and the Federal Circuit issued a mixed ruling on March 26, 2013, affirming Fairchild's infringement of certain claims that support the basis for the permanent injunction while reversing, vacating, and remanding the findings with respect to other claims, including the Company's claim for damages. The Company filed a petition seeking Supreme Court review of the Federal Circuit’s ruling on damages issues, and the Supreme Court called for a response from Fairchild but ultimately declined to review the case. On remand, the Company intends to pursue its claim for financial compensation based on Fairchild's infringement.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company's patents, that Fairchild has induced others to infringe the Company's patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company's products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties' post-trial motions on liability but granted the Company's motion for judgment as a matter of law finding that Fairchild infringed another of the Company's patents. On April 25, 2013, the Court denied both parties' motions regarding the unenforceability of each other's patents. The Company intends to challenge adverse findings on appeal; nevertheless, the Company estimates that even if the verdict on Fairchild's patent were ultimately upheld, the sales potentially impacted would amount to only about 0.3% of the Company's revenues. The Company has also requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild has requested an injunction as well; briefing on the issue is expected to continue for another few months. The Company is also seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company's patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company's patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company's objections; the Company contests these claims vigorously. The Court has issued several claim construction orders, and discovery is now closed. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Trial on the remaining claims is scheduled for February of 2014.

In February 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People's Republic of China. The suits assert four Chinese patents and seek an injunction and damages of approximately $19.0 million. Power Integrations Netherlands filed invalidation proceedings for all four asserted SG patents in the People's Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010. In early January 2012, the Company received rulings from the PRB invalidating the majority of the claims Fairchild asserted in litigation, and the PRB determinations are currently on appeal. The Suzhou Court conducted evidentiary hearings in 2012 and issued rulings in late December 2012, finding that the Company did not infringe any of the asserted patents. Fairchild has filed appeals challenging the Suzhou Court's non-infringement rulings, but the Company continues to believe the Fairchild and SG claims are without merit and will continue to contest them vigorously.

On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (“PTO”) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing is expected to take place over the next few months.

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleges that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company has answered Fairchild's complaint, denying

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company has also asserted counterclaims against Fairchild for infringement of five of the Company's patents. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company's preliminary challenge; discovery is under way on the remaining patents, with a trial scheduled for October 2014.

On February 5, 2013, Trinity Capital Investment, LLC (“Trinity”) filed suit against the Company in California Superior Court. The complaint alleged that SemiSouth Laboratories Inc. had entered into a lease agreement with Trinity, and that the Company guaranteed SemiSouth's obligations under the lease agreement.  The complaint further alleged that SemiSouth defaulted on the lease agreement in October 2012, and therefore the Company owed Trinity $2.4 million under the lease guaranty. On April 19, 2013, the Company answered the complaint, denying the allegations therein.  No trial date has been set. The Company believes the complaint is without merit and will contest it vigorously.

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

The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805 - Business Combinations. Under the acquisition method of accounting, the total purchase consideration of the acquisition is allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their relative fair values. The excess of the purchase consideration over the net tangible and identifiable intangible assets is recorded as goodwill, and was derived from expected benefits from technology, cost synergies and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill is not expected to be deductible for tax purposes.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Total Amount
Assets Acquired		(in thousands)
	Cash	$14,933
	Accounts receivable	3,220
	Inventories	10,631
	Prepaid expenses and other current assets	2,777
	Property and equipment, net	2,310
	Intangible assets:
	Developed technology	23,750
	Trade name	3,600
	Customer relationships	16,700
	Goodwill	65,813
	Total assets acquired	143,734
Liabilities assumed
	Current liabilities	4,587
	Deferred tax liabilities	7,860
	Other liabilities	634
	Total liabilities assumed	13,081
	Total purchase price	$130,653

The fair value of intangible assets of $44.1 million has been allocated to the following three asset categories: 1) developed technology, 2) trade name and 3) customer relationships. The first two will be amortized on a straight line basis over the estimated useful life of the assets. The third intangible asset, customer relationships, will be amortized on an accelerated basis over the estimated life of the asset. The following table represents details of the purchased intangible assets as part of the acquisition:

	Fair Value Amount	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$23,750	4 - 12
Trade name	3,600	2
Customer relationships	16,700	10
Total Concept intangibles	$44,050

The fair value of the identifiable intangible assets: developed technology, trademark and customer relationships were determined based on the following approach.

Developed Technology: The value assigned to the acquired developed technology was determined using the income approach. The royalty savings were estimated by applying an estimated royalty rate to the projected revenues for Concept for each developed technology. The selected royalty rate for the developed technology was based on the Company's analysis of comparable technology, royalty rate indications, and licensing agreements for comparable technologies. The royalty savings were then adjusted for taxes and discounted to present value. The fair value of developed technology was capitalized as of the acquisition date and is being amortized using a straight-line method to cost of revenues over the estimated life of 4 - 12 years.

Trade Name: The value assigned to Concept's trade name was determined using the income approach. The present value of the expected after-tax royalty savings was added to the sum of the expected amortization tax benefit. The royalty rate

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was selected based on an analysis of comparable trade name agreements. In addition, the rate was adjusted based on an analysis of Concept's projected performance and the importance of the trade name to the industry. The selected royalty rate was then applied to the projected revenues for the trade name. The fair value of the trade name was capitalized as of the acquisition date and is being amortized using a straight-line method to sales and marketing expenses over the estimated period of use of 2 years.

Customer Relationships: An intangible customer relationship asset was recognized to the extent that the Company was expected to benefit from future revenues reasonably anticipated given the history and operating practices of Concept. The value assigned to customer relationships was determined using the income approach. Forecasted cash flows derived from the acquired customer relationships, net of returns on contributory assets, were discounted to present value. Expectations related to future customer retention were based on historical data and a long-term forecast that was constructed based on the Company's financial projections and expectations. The associated income taxes were based on an assumed tax rate of a hypothetical buyer. The net income was then charged for the required returns of debt-free working capital, net fixed and other assets, developed technology and trade name to derive the residual cash flows related to the customer relationships acquired. The residual cash flows were then discounted to present value. The fair value of customer relationships was capitalized as of the acquisition date and is being amortized on an accelerated basis to sales and marketing expenses over the estimated life of 10 years.

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

Based on SemiSouth's deteriorating financial condition at September 30, 2012, as further evidenced by its closure in the fourth quarter of 2012, the Company determined that its SemiSouth-related assets were impaired as of September 30, 2012. The Company's third quarter 2012 results included an impairment charge of $33.7 million, comprising a write-off of $6.7 million of lease receivables, $7.0 million of preferred stock, a promissory note (net of imputed interest) in the amount of $13.2 million, $6.2 million for the Purchase Option, and other assets of $0.6 million. The Company has also expensed the prepaid royalty of $10.0 million as it no longer expected to use SemiSouth's technology and foresaw no alternative use for it.

In addition, the financing company that owned SemiSouth's intellectual property exercised its contractual rights to put SemiSouth's intellectual property to the Company under the terms of the above-mentioned SemiSouth contingent purchase commitment. Based on SemiSouth's financial situation and its closure in the fourth quarter of 2012, the Company estimated

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The net periodic benefit cost of the Pension Plan was not material to the Company's financial statements during the years ended December 31, 2013 and 2012. At December 31, 2013, the projected benefit obligation was $7.0 million, the plan assets were $5.1 million and the net pension liability was $1.9 million, and as of December 31, 2012, the projected benefit obligation was $6.0 million, the plan assets were $4.6 million, and the net pension liability was $1.4 million. The Company has recorded the unfunded amount as a liability in its Consolidated Balance Sheet at December 31, 2013 and 2012, under the other liabilities caption. The Company expects to make contributions to the Pension Plan of approximately $0.3 million during 2014. The unrealized actuarial loss on pension benefits, net of tax at December 31, 2013 and 2012 was $0.8 million and $0.6 million, respectively. This amount was reflected in the Consolidated Balance Sheet caption accumulated other comprehensive income (loss) as of December 31, 2013 and 2012.

In accordance with the Compensation-Retirement Benefits Topic of ASC 715-20, the Company recognizes the over-funded or under-funded status of its defined postretirement plan as an asset or liability in its statement of financial position. The company measured the plan assets and benefit obligations as of the date of the fiscal year-end.

14. BANK LINE OF CREDIT:
On July 5, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. The Company's ability to borrow under the revolving line of credit is conditioned upon the Company's compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which the Company is currently in compliance. The Credit Agreement terminates on July 5, 2015; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2013, the Company had no amount outstanding under the Credit Agreement.

15. SELECTED QUARTERLY INFORMATION (Unaudited):

The following tables set forth certain data from the Company's consolidated statements of income (loss) for each of the quarters in the years ended December 31, 2013 and 2012.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	(unaudited)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
Net revenues	$90,412	$91,715	$87,922	$77,040	$79,170	$78,045	$76,382	$71,773
Gross profit	$48,391	$48,774	$46,207	$39,864	$39,403	$38,751	$37,755	$34,592
Net income (loss)	$16,037	$16,654	$13,672	$10,903	$9,716	$(44,406)	$(7,176)	$7,461
Earnings per share
Basic	$0.54	$0.56	$0.47	$0.38	$0.34	$(1.54)	$(0.25)	$0.26
Diluted	$0.52	$0.54	$0.45	$0.37	$0.33	$(1.54)	$(0.25)	$0.25
Shares used in per share calculation
Basic	29,974	29,762	29,178	28,754	28,785	28,908	28,619	28,227
Diluted	30,924	30,652	30,158	29,783	29,436	28,908	28,619	29,435

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

Following is a summary of the activity in the allowance for doubtful accounts and allowance for ship and debit credits:

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
(in thousands)
Allowances for doubtful accounts:
Year ended December 31, 2011	$275	$73	$(133)	$215
Year ended December 31, 2012	$215	$32	$—	$247
Year ended December 31, 2013	$247	$12	$(139)	$120

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(2)	Balance at End of Period
(in thousands)
Allowances for ship and debit credits:
Year ended December 31, 2011	$24,481	$142,742	$(147,759)	$19,464
Year ended December 31, 2012	$19,464	$154,803	$(151,227)	$23,040
Year ended December 31, 2013	$23,040	$172,621	$(166,965)	$28,696

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

POWER INTEGRATIONS, INC.

Dated:	February 13, 2014	By:	/s/ SANDEEP NAYYAR
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

Dated:	February 13, 2014	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

Dated:	February 13, 2014	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer

Dated:	February 13, 2014	By:	/s/ ALAN D. BICKELL
Alan D. Bickell
Director

Dated:	February 13, 2014	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated:	February 13, 2014	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme
Director and Chairman of the Board

Dated:	February 13, 2014	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director

Dated:	February 13, 2014	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

Dated:	February 13, 2014	By:	/s/ WILLIAM GEORGE
William George
Director

POWER INTEGRATIONS, INC.
INDEX TO EXHIBITS
TO
FORM 10-K ANNUAL REPORT
For the Year Ended
December 31, 2013
EXHIBIT NUMBER DESCRIPTION

3.1	Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K on February 29, 2012, SEC File No. 000-23441.)

3.2	Amended and Restated Bylaws. (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K on April 26, 2013, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	Form of Indemnity Agreement for directors and officers. (Filed with the SEC as Exhibit 10.1 to our Registration Statement on Form S-1 on September 11, 1997, SEC File No. 000-23441.)*

10.2	1997 Stock Option Plan (as amended through January 25, 2005) (Filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 6, 2005, SEC File No. 000-23441).*

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

10.29
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (as used after to January 1, 2013). (Filed with the SEC as Exhibit 10.29 to our Annual Report on Form 10-K on February 22, 2013, SEC File No. 000-23441.)*

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

10.35	Executive officer Benefits agreement, dated as of November 4, 2013, between Power Integrations, Inc. and Wolfgang Ademmer.

10.36	Director Equity Compensation Program, as revised in July 2012 and January 2013. (Filed with the SEC as Exhibit 10.36 to our Annual Report on Form 10-K on February 22, 2013, SEC File No. 000-23441.)*

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

10.40
Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, dated December 23, 2009. (Filed with the SEC as Exhibit 10.65 to our Annual Report on Form 10-K on February 26, 2010, SEC File No. 000-23441.) †

10.41
Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005. (Filed with the SEC as Exhibit 10.66 to our Annual Report on Form 10-K on February 26, 2010, SEC File No. 000-23441.) †

10.42
Amendment No. 2 to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011 (Filed with the SEC as Exhibit 10.47 to our Annual Report on Form 10-K filed on February 25, 2011, SEC File No. 000-23441.)†

10.43
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 6, 2010, SEC File No. 000-23441.)*

10.44
Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010 (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 6, 2010, SEC File No. 000-23441.)*

10.45
Offer Letter, dated June 23, 2010, between Power Integrations, Inc. and Sandeep Nayyar (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.46
Executive Officer Benefits Agreement, dated July 22, 2010, between Power Integrations, Inc. and Sandeep Nayyar (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.).*

10.47
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use prior to January 2013. (Filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on August 6, 2010, SEC File No. 000-23441.)*

10.48
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use after January 2013. (Filed with the SEC as Exhibit 10.48 to our Annual Report on Form 10-K on February 22, 2013, SEC File No. 000-23441.)*

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

10.51	2013 Executive Compensation Arrangements (Described under Item 5.02 of our Current Report on Form 8-K, filed with the SEC on January 28, 2013, SEC File No. 000-23441.)*

EXHIBIT NUMBER DESCRIPTION

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

10.61
First Amendment to Credit Agreement dated December 17, 2012, between Power Integrations, Inc., Union Bank, N.A. and Wells Fargo Bank, National Association. (Filed with the SEC as Exhibit 10.61 to our Annual Report on Form 10-K on February 22, 2013, SEC File No. 000-23441.)

10.62	2012 Executive Bonuses and 2013 Executive Compensation Arrangements (Described under Item 5.02 of our Current Report on Form 8-K, Filed with the SEC on January 28, 2013, SEC File No. 000-23441.)*

10.63
First Amendment to Amended and Restated Chief Executive Officer Benefits Agreement, dated June 3, 2013, between Power Integrations, Inc. and Balu Balakrishnan. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)

10.64
Second Amendment to Executive Officer Benefits Agreement, dated as of May 13, 2013, between Power Integrations, Inc. and Sandeep Nayyar. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)

10.65
Executive Officer Benefits Agreement, dated as of April 18, 2013, between Power Integrations, Inc. and Ben Sutherland. (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)

10.66
Second Amendment to Executive Officer Benefits Agreement, dated as of May 30, 2013, between Power Integrations, Inc. and John Tomlin. (Filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)

10.67
First Amendment to Executive Officer Benefits Agreement, dated as of May 8, 2013, between Power Integrations, Inc. and Doug Bailey. (Filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)

10.68
Second Amendment to Executive Officer Benefits Agreement, dated as of May 6, 2013, between Power Integrations, Inc. and Cliff Walker. (Filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)

EXHIBIT NUMBER DESCRIPTION

10.69
Second Amendment to Executive Officer Benefits Agreement, dated as of April 22, 2013, between Power Integrations, Inc. and Derek Bell. (Filed with the SEC as Exhibit 10.7 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)

10.70
Development Addendum to Wafer Supply Agreement, dated September 22, 2013, between Seiko Epson Corporation and Power Integrations International Ltd. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on November 1, 2013, SEC File No. 000-23441.)*

10.71
Executive officer Benefits agreement, dated as of July 26, 2013, between Power Integrations, Inc. and Radu Barsan. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on November 1, 2013, SEC File No. 000-23441.)

10.72
Executive officer Benefits agreement, dated as of July 26, 2013, between Power Integrations, Inc. and Mike Matthews. (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 1, 2013, SEC File No. 000-23441.)

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