Form 10-Q
period 2014-03-31
POWER INTEGRATIONS INC
filed 2014-05-05
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 18, 2014
Common Stock, $.001 par value	30,419,313

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,967	$92,928
Short-term marketable securities	133,684	109,179
Accounts receivable, net of allowances of $105 and $120 in 2014 and 2013, respectively (Note 2)	16,421	12,389
Inventories	47,934	42,235
Deferred tax assets	2,059	2,059
Prepaid expenses and other current assets	17,027	18,632
Total current assets	301,092	277,422
PROPERTY AND EQUIPMENT, net	92,142	90,141
INTANGIBLE ASSETS, net	38,478	40,334
GOODWILL	80,599	80,599
DEFERRED TAX ASSETS (Note 9)	5,686	9,449
OTHER ASSETS	3,332	3,476
Total assets	$521,329	$501,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,600	$20,772
Accrued payroll and related expenses	8,046	8,900
Taxes payable	1,768	2,266
Deferred tax liabilities	1,325	943
Deferred income on sales to distributors	17,844	15,727
Other accrued liabilities	1,698	1,810
Total current liabilities	54,281	50,418
LONG-TERM INCOME TAXES PAYABLE (Note 9)	2,612	6,885
DEFERRED TAX LIABILITIES	4,991	5,273
OTHER LIABILITIES	2,267	2,159
Total liabilities	64,151	64,735
COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 12)
STOCKHOLDERS’ EQUITY:
Common stock	30	30
Additional paid-in capital	234,667	223,660
Accumulated other comprehensive loss	(315)	(470)
Retained earnings	222,796	213,466
Total stockholders’ equity	457,178	436,686
Total liabilities and stockholders’ equity	$521,329	$501,421
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
NET REVENUES	$83,073	$77,040
COST OF REVENUES	37,096	37,176
GROSS PROFIT	45,977	39,864

OPERATING EXPENSES:
Research and development	13,490	12,272
Sales and marketing	12,110	10,781
General and administrative	7,646	7,734
Total operating expenses	33,246	30,787
INCOME FROM OPERATIONS	12,731	9,077
OTHER INCOME
Other income, net	257	217
Total other income	257	217
INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	12,988	9,294
PROVISION FOR (BENEFIT FROM) INCOME TAXES	625	(1,609)
NET INCOME	$12,363	$10,903

EARNINGS PER SHARE:
Basic	$0.41	$0.38
Diluted	$0.40	$0.37

SHARES USED IN PER SHARE CALCULATION:
Basic	30,239	28,754
Diluted	31,167	29,783
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$12,363	$10,903
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in the quarters ended March 31, 2014 and 2013 (Note 2)	(6)	(151)
Unrealized gain (loss) on marketable securities, net of $0 tax in the quarters ended March 31, 2014 and 2013 (Note 2)	147	(54)
Amortization of defined benefit pension items, net of tax of $4 and $4 in the quarters ended March 31, 2014 and 2013, respectively (Note 2)	14	14
Total other comprehensive income (loss)	155	(191)
Total comprehensive income	$12,518	$10,712
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,363	$10,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,971	3,975
Amortization of intangibles	1,856	1,842
Loss on sale of property and equipment	159	—
Stock-based compensation expense	3,915	3,636
Amortization of premium on marketable securities	394	104
Deferred income taxes	3,864	(3,236)
Reduction in accounts receivable allowances	(15)	(20)
Change in operating assets and liabilities:
Accounts receivable	(4,017)	(7,393)
Inventories	(5,652)	893
Prepaid expenses and other assets	1,825	3,928
Accounts payable	1,088	2,832
Taxes payable and accrued liabilities	(5,624)	1,172
Deferred income on sales to distributors	2,116	2,936
Net cash provided by operating activities	16,243	21,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,465)	(3,950)
Purchases of marketable securities	(24,751)	(19,422)
Proceeds from maturities of marketable securities	—	1,500
Net cash used in investing activities	(29,216)	(21,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	7,045	8,705
Payments of dividends to stockholders	(3,033)	(2,310)
Net cash provided by financing activities	4,012	6,395

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,961)	6,095
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,928	63,394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,967	$69,489

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$4,602	$1,469
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash refund for income taxes, net of payments	$(1,942)	$(3,698)

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in its Form 10-K filed on February 13, 2014, with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on February 13, 2014, for the year ended December 31, 2013. The accounting policy information below is to aid in the understanding of the financial information disclosed.

Cash and Cash Equivalents

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with an original maturity date greater than three months as short-term investments in its Condensed Consolidated Balance Sheet. As of March 31, 2014, and December 31, 2013, the Company's marketable securities consisted primarily of highly liquid corporate securities, commercial paper and other high-quality commercial securities.

Amortized cost and estimated fair market value of investments classified as available-for-sale at March 31, 2014, are as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper	$3,722	$1	$—	$3,723
Total	$3,722	$1	$—	$3,723

Investments due in 4-12 months:
Corporate securities	$16,502	$63	$—	$16,565
Total	$16,502	$63	$—	$16,565
Investments due between 12 months and 5-years:
Corporate securities	$116,826	$300	$(7)	$117,119
Total	$116,826	$300	$(7)	$117,119
Total investment securities	$137,050	$364	$(7)	$137,407

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost and estimated fair market value of investments classified as available-for-sale at December 31, 2013, are as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper	$3,098	$1	$—	$3,099
Total	$3,098	$1	$—	$3,099

Investments due in 4-12 months:
Corporate securities	$6,007	$33	$—	$6,040
Total	$6,007	$33	$—	$6,040

Investments due between 12 months and 5-years:
Corporate securities	$102,963	$202	$(26)	$103,139
Total	$102,963	$202	$(26)	$103,139
Total investment securities	$112,068	$236	$(26)	$112,278
As of March 31, 2014 and December 31, 2013, the Company evaluated the nature of the investments with a loss position which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 75% of the Company's net product sales were made to distributors in the three months ended March 31, 2014, and 75% in the twelve months ended December 31, 2013. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of March 31, 2014, and December 31, 2013, was approximately $29.2 million and $25.5

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, respectively. The total deferred cost as of March 31, 2014, and December 31, 2013, was approximately $11.3 million and $9.8 million, respectively.

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

Common Stock Repurchases and Cash Dividend

In October 2012, the Company's board of directors authorized the use of $50 million for the repurchase of the Company's common stock, with repurchases to be executed according to pre-defined price/volume guidelines set by the board of directors. As of March 31, 2014, the Company had $29.5 million available for future stock repurchases. The Company did not purchase shares in the three-month periods ended March 31, 2014 and 2013, as the price of the Company’s stock exceeded the maximum price set forth in the guidelines mentioned above. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors.

In January 2013, the Company's board of directors declared quarterly cash dividend payments in the amount of $0.08 per share to be paid to stockholders of record at the end of each quarter in 2013. Dividend payouts totaling approximately $2.3 million each were paid on March 29, 2013 and June 28, 2013, and approximately $2.4 million was paid on each of September 30, 2013 and December 31, 2013.

In October 2013, the Company's board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. In April 2014, the board of directors declared that the payouts for the third and fourth quarters of 2014 shall increase to $0.12 per share. The first quarterly dividend payout, totaling approximately $3.0 million, was paid on March 31, 2014. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of the Company's stockholders.

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

	March 31, 2014	December 31, 2013
Accounts receivable trade	$47,842	$42,410
Accrued ship and debit and rebate claims	(31,316)	(29,901)
Allowance for doubtful accounts	(105)	(120)
Total	$16,421	$12,389
Prepaid Expenses and Other Current Assets (in thousands):

	March 31, 2014	December 31, 2013
Prepaid legal fees	$5,129	$6,267
Prepaid income tax	4,048	7,521
Prepaid maintenance agreements	725	947
Interest receivable	678	519
Supplier prepayment	1,511	757
Other	4,936	2,621
Total	$17,027	$18,632

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2014 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items		Foreign Currency Items	Total
Beginning balance at December 31, 2013	$210	$(780)		$100	$(470)
Other comprehensive income (loss) before reclassifications	147	—		(6)	141
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	(1)	—	14
Net-current period other comprehensive income (loss)	147	14		(6)	155
Ending balance at March 31, 2014	$357	$(766)		$94	$(315)
____________________________
(1) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the three months ended March 31, 2014.

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

3. STOCK PLANS AND SHARE-BASED COMPENSATION:

Stock Plans
As of March 31, 2014, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007, and approved by the stockholders on November 7, 2007, as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan").  The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance-based awards ("PSUs"), long-term performance based awards ("PRSUs") and other stock awards to employees, directors and consultants. As of March 31, 2014, the maximum remaining number of shares that may be issued under the 2007 Plan was 6,870,264 shares, which includes options granted but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan.  Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant.  Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (that was adopted by the board of directors on January 27, 2009) to nonemployee directors have been made primarily under the 2007 Plan. The Directors Equity Compensation Program provides for grants to outside directors as follows: effective annually, upon the first trading day of July, each outside director would receive a grant of an equity award with an aggregate value of $100,000, which will become exercisable or vest immediately prior to the Company's next year Annual Meeting of Stockholders, subject to the director's continued service.  At each outside director's election, such award would consist entirely of RSUs or entirely of stock options.  The quantity of options would be calculated by dividing $100,000 by the Black-Scholes value on the date of grant. The quantity of RSUs issued would be calculated by dividing $100,000 by the grant date fair value.  Further, on the date of election of a new outside director, such new director would receive such grant as continuing outside directors receive on the first trading day of July; provided, however, that such grant is prorated for the portion of the year that such new outside director will serve until the next first trading day of July.  The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee of the board.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 28, 2009, the 2007 Plan was amended generally to prohibit outstanding options or stock appreciation rights from being cancelled in exchange for cash without stockholder approval.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of March 31, 2014, 2,646,861 shares had been purchased and 353,139 shares were reserved for future issuance under the Purchase Plan.

Stock-Based Compensation

The Company applies the provisions of ASC 718-10. Under the provisions of ASC 718-10, the Company recognizes the fair value of stock-based compensation in financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. The Company uses estimates of volatility, expected term, risk-free interest rate, dividend yield and forfeitures in determining the fair value of these awards and the amount of compensation expense to recognize. The Company uses the straight-line method to amortize all stock awards granted over the requisite service period of the award, and uses historical data to estimate pre-vesting forfeitures, recognizing expense only for those awards that are expected to vest.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2014, and March 31, 2013 (in thousands).

	Three Months Ended
	March 31,
	2014	2013
Cost of revenues	$219	$264
Research and development	1,212	1,106
Sales and marketing	935	829
General and administrative	1,549	1,437
Total stock-based compensation expense	$3,915	$3,636

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock compensation expense in the three months ended March 31, 2014, was $3.9 million (comprising approximately $0.5 million related to stock options, $0.5 million related to performance-based awards, $2.6 million related to restricted stock units and $0.3 million related to the Purchase Plan). Stock compensation expense in the three months ended March 31, 2013, was $3.6 million (comprising approximately $1.0 million related to stock options, $0.4 million related to performance-based awards, $1.9 million related to restricted stock units and $0.3 million related to the Purchase Plan).

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted-average period over which it is expected to be recognized as of March 31, 2014.

	March 31, 2014
	Unrecognized Compensation Expense for Unvested Awards	Weighted Average Remaining Recognition Period
	(In thousands)	(In years)
Options	$1,497	1.44
Performance-based awards	1,706	0.75
Long term performance-based awards	2,156	2.75
Restricted stock units	20,511	2.38
Purchase plan	396	0.50
Total unrecognized compensation expense	$26,266

The Company did not grant stock options in the three months ended March 31, 2014 or March 31, 2013, and therefore no fair-value assumptions were reported for those periods.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2014	2013
Risk-free interest rates	0.07%	0.11%
Expected volatility rates	30%	33%
Expected dividend yield	0.66%	0.80%
Expected term of purchase right (in years)	0.5	0.5
Weighted-average estimated fair value of purchase rights	$13.31	$9.14

A summary of stock option activity under the Plans, excluding performance-based awards and restricted stock units, as of March 31, 2014, and changes during the three months then ended is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	1,691	$27.34
Granted	—	—
Exercised	(176)	$27.26
Forfeited or expired	—	—
Outstanding at March 31, 2014	1,515	$27.35	4.30	$58,210
Exercisable at March 31, 2014	1,400	$26.29	4.03	$55,288
Vested and expected to vest at March 31, 2014	1,512	$27.32	4.29	$58,145

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not grant stock options in the three months ended March 31, 2014 and March 31, 2013. Since 2010 the Company's equity grants to new hires and its annual incentive grants to non-executive employees have been primarily in the form of RSUs. The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013, was approximately $5.8 million and $5.2 million, respectively.

Performance-based Awards ("PSUs")

Under the performance-based awards program, the Company grants awards in the first half of the performance year in an amount equal to twice the target number of shares to be issued if the target performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company's performance. In 2014, the performance metrics of this program are annual targets consisting of net revenue and non-GAAP operating earnings. Each performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.

During the three months ended March 31, 2014, the Company granted approximately 44,000 annual performance-based awards. As the net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance targets. The cost of performance-based awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In January 2014, it was determined that approximately 83,000 shares of the approximately 100,000 performance-based awards granted in 2013, less forfeitures, vested in aggregate. The 2013 performance metrics consisted of revenue, non-GAAP operating income and strategic-goals for such awards. Accordingly, 83,000 performance-based awards were released to the Company's employees and executives in the first quarter of 2014.

A summary of performance-based awards outstanding as of March 31, 2014, and activity during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	100	$38.48
Granted	44	$58.55
Vested	(83)	$38.48
Change in units due to performance achievement for PSUs vested in the year	(17)	$38.48
Forfeited or expired	—	—
Outstanding at March 31, 2014	44	$58.55	0.75	$2,868
Outstanding and expected to vest at March 31, 2014	37		0.75	$2,466

The weighted-average grant-date fair value per share of performance-based awards granted in the three months ended March 31, 2014 and 2013 was approximately $58.55, and $36.43, respectively. The grant-date fair value of awards released, which were fully vested, in the three months ended March 31, 2014 and 2013, was approximately $3.2 million and $2.0 million, respectively.

Long-Term Performance-based Awards ("PRSUs")

            The Company's PRSU program provides for the issuance of PRSUs which will vest based on Company performance measured against the 2014 PRSU Plan's established 2016 revenue target. The PRSUs were granted in an amount equal to twice

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the target number of shares to be issued if the target performance metric is met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company's performance goal, and may range from zero to 200% of the targeted number. The performance goal for PRSUs granted in fiscal 2014 was based on the Company's adjusted annual revenue growth. Each long-term performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.

            Recipients of a PRSU award generally must remain employed by the Company on a continuous basis through the end of the applicable three-year performance period in order to receive shares subject to that award. Expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to be earned based on progress toward the performance target. The cost of long-term performance-based awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

A summary of long-term performance-based awards outstanding as of March 31, 2014, and activity during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	—	—
Granted	47	$57.76
Vested	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2014	47	$57.76	2.75	$3,072
Outstanding and expected to vest at March 31, 2014	40		2.75	$2,629

Restricted Stock Units (RSUs)

The Company grants restricted stock units to employees under the 2007 Plan. RSUs granted to employees typically vest ratably over a four-year period, and are converted into shares of the Company's common stock upon vesting on a one-for-one basis subject to the employee's continued service with the Company over that period. The fair value of RSUs is determined using the fair value of the Company's common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2007 plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.
A summary of RSUs outstanding as of March 31, 2014, and changes during the three months then ended, are as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	714	$38.97
Granted	86	$57.05
Vested	(46)	$35.93
Forfeited or expired	(4)	$39.47
Outstanding at March 31, 2014	750	$41.21	1.44	$49,312
Outstanding and expected to vest at March 31, 2014	704		1.34	$46,280

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant-date fair value per share of RSUs awarded in the three months ended March 31, 2014 and 2013 was approximately $57.05 and $35.68, respectively. The grant-date fair value of RSUs vested in the three months ended March 31, 2014 and 2013, was approximately $1.6 million and $0.2 million, respectively.

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
The Company's cash and investment instruments are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair-value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair-value hierarchy) include investment-grade corporate bonds and government, state, municipal and provincial obligations. Such types of investments are valued by using a multi-dimensional relational model, the inputs are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The Company principally holds securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, the funding of acquisitions and other strategic investments. As a result the Company classified its investment portfolio as available-for-sale. The Company's investments classified as Level 1 and Level 2 are available-for-sale investments, and were recorded at fair market value.
The fair-value hierarchy of the Company's marketable securities at March 31, 2014, and December 31, 2013, was as follows (in thousands):

	Fair Value Measurement at
	March 31, 2014
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$3,723	$—	$3,723
Money market funds	17,516	17,516	—
Corporate securities	133,684	—	133,684
Total	$154,923	$17,516	$137,407

	Fair Value Measurement at
	December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$3,099	$—	$3,099
Money market funds	17,492	17,492	—
Corporate securities	109,179	—	109,179
Total	$129,770	$17,492	$112,278

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2014, and the twelve months ended December 31, 2013.

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

	March 31, 2014	December 31, 2013
Raw materials	$11,257	$8,221
Work-in-process	12,207	13,216
Finished goods	24,470	20,798
Total	$47,934	$42,235

6. GOODWILL AND INTANGIBLE ASSETS:

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2014.

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, in-process research and development and patent rights, and are reported net of accumulated amortization. The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, acquired licenses, customer relationships, trade name and patent rights, which range from two to 12 years, with the exception of $4.7 million of in-process research and development. In-process research and development is assessed for impairment until the development is completed and products are available for sale, at which time the Company will begin to amortize the in-process research and development. The Company does not expect the amortization of in-process research and development to begin in 2014. Amortization for acquired intangible assets was approximately $1.9 million and $1.8 million in the three months ended March 31, 2014 and 2013, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	March 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(2,400)	600	3,000	(2,325)	675
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	26,670	(5,893)	20,777	26,670	(5,247)	21,423
Customer relationships	17,610	(5,349)	12,261	17,610	(4,664)	12,946
Trade name	3,600	(3,450)	150	3,600	(3,000)	600
Total intangible assets	$57,519	$(19,041)	$38,478	$57,519	$(17,185)	$40,334

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense related to intangible assets at March 31, 2014, is as follows:

Fiscal Year		Estimated Amortization (in thousands)
2014	(remaining 9 months)	$4,216
2015		5,009
2016		4,394
2017		3,994
2018		3,746
Thereafter		12,429
Total (1)		$33,788
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized upon completion of development over the estimated useful life of the technology.

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
Customer Concentration
Ten customers accounted for approximately 59% and 58% of net revenues for the three months ended March 31, 2014 and 2013, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

Customers representing 10% or more of total net revenues are as follows:

	Three Months Ended
	March 31,
Customer	2014	2013
A	19%	19%
B	*	10%
____________________
* Total customer revenue was less than 10% of net revenues.

Customers A and B are distributors of the Company's products. No other customers accounted for 10% or more of the Company's net revenues in the periods mentioned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exposure related to its customers. As of March 31, 2014, and December 31, 2013, 67% and 71%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	March 31, 2014	December 31, 2013
Avnet	27%	21%
ATM Electronic Corporation	11%	17%

Customers A and B are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s accounts receivable in these periods.

International Sales

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of domestic and foreign sales to distributors and direct customers outside of the United States of America, comprise the following:

	Three Months Ended
	March 31,
	2014	2013
Hong Kong/China	44%	44%
Taiwan	16%	15%
Korea	11%	13%
Western Europe (excluding Germany)	11%	12%
Japan	6%	5%
Singapore	2%	3%
Germany	2%	2%
Other	3%	1%
Total foreign revenue	95%	95%

The remainder of the Company’s sales is to customers within the United States of America.

Product Sales

Net revenues consist primarily of sales of the Company's high-voltage integrated-circuit products, IGBT drivers and high-voltage silicon diodes. When evaluating the Company's net revenues, the Company categorizes its sales into the following four major end-market categories; communications, computer, consumer and industrial. The table below provides the percentage of net sales activity by end markets served on a comparative basis for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
End Market	2014	2013
Communications	18%	22%
Computer	10%	10%
Consumer	37%	36%
Industrial	35%	32%

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EARNINGS PER SHARE:

 Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units and both short- and long-term performance-based awards, and the assumed issuance of awards under the stock purchase plan, as computed using the treasury stock method.

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Basic earnings per share:
Net income	$12,363	$10,903
Weighted-average common shares	30,239	28,754
Basic earnings per share	$0.41	$0.38
Diluted earnings per share (1):
Net income	$12,363	$10,903
Weighted-average common shares	30,239	28,754
Effect of dilutive securities:
Employee stock plans	928	1,029
Diluted weighted-average common shares	31,167	29,783
Diluted earnings per share	$0.40	$0.37
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the 2014 and 2013 awards in the 2014 and 2013 calculation, respectively, as those shares were not contingently issuable as of the end of the period.

In the three months ended March 31, 2014, all shares were included in the computation of diluted earnings per share as none were determined to be anti-dilutive, and in 2013, 281,973 shares were not included in the computation of diluted earnings per share for the period then ended because they were determined to be anti-dilutive.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014, the Company continues to maintain a valuation allowance on capital losses for federal purposes, and on its California deferred tax assets as the Company believes that it is not more likely than not that these deferred tax assets will be fully realized. The Company also maintains a valuation allowance with respect to certain of its deferred tax assets relating to tax credits in Canada.

Income tax expense includes a provision for (benefit from) federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. The Company's effective tax rates for the three months ended March 31, 2014 and 2013, were 4.8% and (17.3)%, respectively. The difference between the expected statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2014, was primarily due to the beneficial impact of the geographic distribution of the Company's world-wide earnings. The difference between the expected statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2013, was primarily due to the beneficial impact of the geographic distribution of the Company's world-wide earnings and passage of the American Tax Relief Act of 2012 signed into law on January 2, 2013. The prior year impact of the 2012 Federal research and development tax credit benefit was recorded in the quarter ended March 31, 2013 due to the signing of the law in 2013. The Federal R&D tax credit has not been extended for 2014 as of the end of the first quarter, therefore no Federal R&D tax benefits have been recognized.  If Congress extends the research tax credit there will be a favorable impact on the Company's 2014 effective income tax rate.

The royalty arrangement between the Company and its foreign subsidiary concluded on October 31, 2012, resulting in a substantially lower effective tax rate for the Company in future years. As a result of the royalty arrangement ending and to ensure an additional source of U.S. cash, the Company plans to repatriate a portion of its current year offshore earnings to the U.S. for domestic operations and accordingly has provided for estimated federal and state income taxes on such earnings. For earnings accumulated as of December 31, 2013 and for the remaining portion of the current year earnings, the Company continues to permanently reinvest such amounts in its foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated.  If circumstances change and it becomes apparent that some or all of those undistributed earnings of the Company's offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, the Company will accrue income taxes attributable to that remittance.

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

In July 2013, the FASB issued a new accounting standard that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Company's Condensed Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this new standard on a prospective basis in the first quarter of 2014. The impact of the adoption was a reduction to long-term deferred tax assets and non current income tax payable of approximately $4.3 million.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2014. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as "Fairchild") in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations' patents pertaining to PWM integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integrations patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages. Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the Court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company's favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys' fees, among other things. On September 24, 2008, the Court denied Fairchild's motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company's motion for increased damages and attorneys' fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild's request, the Court temporarily stayed the permanent injunction for 90 days. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court's refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild's pending motion, but the Federal Circuit dismissed Fairchild's appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents, and the Court also invited briefing on enhanced damages and attorneys' fees. Fairchild also filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild's request to amend the findings regarding Fairchild's willful infringement and doubled the damages award against Fairchild but declined to award attorneys' fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company filed a cross-appeal seeking to increase the damages award. The appeal was argued on January 11, 2012, and the Federal Circuit issued a mixed ruling on March 26, 2013, affirming Fairchild's infringement of certain claims that support the basis for the permanent injunction while reversing, vacating, and remanding

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the findings with respect to other claims, including the Company's claim for damages. The Company filed a petition seeking Supreme Court review of the Federal Circuit’s ruling on damages issues, and the Supreme Court called for a response from Fairchild but ultimately declined to review the case. On remand, the Company intends to pursue its claim for financial compensation based on Fairchild's infringement.

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company's patents, that Fairchild has induced others to infringe the Company's patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company's products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties' post-trial motions on liability but granted the Company's motion for judgment as a matter of law finding that Fairchild infringed another of the Company's patents. On April 25, 2013, the Court denied both parties' motions regarding the unenforceability of each other's patents. The Company intends to challenge adverse findings on appeal; nevertheless, the Company estimates that even if the verdict on Fairchild's patent were ultimately upheld, the sales potentially impacted would amount to only about 0.3% of the Company's revenues. The Company has also requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild has requested an injunction as well; a hearing on the issue is scheduled for June of this year, with a ruling expected in the months to follow. The Company is also seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company's patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company's patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company's objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that Fairchild and SG willfully infringed the Company’s asserted patents and induced infringement by others, and awarding $105 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s condensed consolidated financial statements as a result of the damages verdict. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild has indicated that it intends to challenge these rulings and press its unenforceability claim with respect to one of the two patents it was found to infringe, while the Company intends to seek enhanced damages and injunctive relief; these issues are to be briefed in the coming months prior to a hearing scheduled for July 2014.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleges that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company has answered Fairchild's complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company has also asserted counterclaims against Fairchild for infringement of five of the Company's patents. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company's preliminary challenge; discovery is under way on the remaining patents, with an anticipated trial date in 2015.

On February 5, 2013, Trinity Capital Investment, LLC (“Trinity”) filed suit against the Company in California Superior Court.  The complaint alleged that SemiSouth Laboratories Inc. had entered into a lease agreement with Trinity, and that the Company guaranteed SemiSouth's obligations under the lease agreement.  The complaint further alleged that SemiSouth defaulted on the lease agreement in October 2012, and therefore the Company owed Trinity $2.4 million under the lease guaranty. On April 19, 2013, the Company answered the complaint, denying the allegations therein. On April 18, 2014, Trinity filed a request to dismiss the action without prejudice.

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

Although the Company files U.S. federal, U.S. state, and foreign tax returns, its major tax jurisdiction is the U.S. In the quarter ended March 31, 2011, the IRS began an audit of fiscal years 2007 through 2009 which is currently in process. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months the Company will resolve the matters presently under consideration for the 2007-2009 tax years with the IRS.

13. RECENT ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Standard

            In July 2013, the FASB issued a new accounting standard that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Company's Condensed Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this new standard on a prospective basis in the first quarter of 2014. The impact of the adoption was a reduction to long-term deferred tax assets and non current income tax payable of approximately $4.3 million.

14. BANK LINE OF CREDIT:

On July 5, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015 to April 1, 2017, with all other terms of the Credit Agreement remaining the same. The Company's ability to borrow under the revolving line of credit is conditioned upon the Company's compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirement and a debt to earnings ratio, with which the Company is currently in compliance. All advances under the revolving line of credit will become due on April 1, 2017, or earlier in the event of a default. As of March 31, 2014, the Company had no amount outstanding under the credit agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management's discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 13, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A-“Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

While the size of the power-supply market fluctuates with changes in macroeconomic conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volumes of power supplies has largely been offset by reductions in the average selling price of components in this market. Therefore, the growth of our business depends primarily on our penetration of the power supply market, and our success in expanding the addressable market by introducing new products that address a wider range of applications. Our growth strategy includes the following elements:

•
Increase the penetration of our ICs in the “low-power” AC-DC power supply market. The largest proportion of our revenues comes from power-supply applications requiring 50 watts of output or less. We continue to introduce more advanced products that make our IC-based solutions more attractive in this market. We have also increased the size of our sales and field-engineering staff considerably in recent years, and we continue to expand our offerings of technical documentation and design-support tools and services to help customers use our ICs. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

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

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as light-emitting diodes, or LEDs. We believe this presents a significant opportunity for us because our ICs are used in power-supply, or driver circuitry for high-voltage LED lighting applications. Finally, the growing desire for less carbon-intensive sources of energy and modes of transportation represents an opportunity for us since our CONCEPT IGBT-driver products are used in renewable-energy systems as well as electric trains and automobiles.

Our quarterly operating results are difficult to predict and subject to significant fluctuations. We plan our production and inventory levels based on internal forecasts of projected customer demand, which are highly unpredictable and can fluctuate substantially. Customers typically may cancel or reschedule orders on short notice without significant penalty and, conversely, often place orders with very short lead times to delivery. Also, external factors such as global economic conditions and supply-chain dynamics can cause our operating results to be volatile. Furthermore, because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product and customer mix can also cause our gross margin to fluctuate. Because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Changes in the prices of raw materials used in our products, such as copper and gold, can also affect our gross margin. Although our wafer-fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross profit margin are impacted by the volume of units we produce.

Recent Results

Our net revenues were $83.1 million and $77.0 million in the three months ended March 31, 2014 and 2013, respectively. We experienced year-over-year growth in revenues from three of our primary end-market categories (industrial, consumer and computer), driven by higher unit sales for a wide range of applications including industrial motor drives, renewable-energy systems, appliances, LED lighting and desktop computers. The increase was partially offset by lower sales into the communications end market due primarily to lower unit sales related to mobile-phone chargers. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 59% and 58% of our net revenues in the three months ended March 31, 2014 and 2013, respectively. Our top two customers, both distributors of our products, collectively accounted for approximately 28% and 29% of our net revenues in the three months ended March 31, 2014 and 2013, respectively. International sales accounted for 94% and 95% of our net revenues in the three months ended March 31, 2014 and 2013, respectively.

Our gross profit margin was 55% and 52% of net revenues in the three months ended March 31, 2014 and 2013, respectively. The increase in gross margin for the three months ended March 31, 2014, compared with the same period in the prior year was due to end-market mix, with a greater percentage of revenue coming from sales into higher-margin end markets, lower manufacturing costs stemming from a combination of internal cost-reduction initiatives, unit-cost benefits from higher production volumes, and the decline in the value of the Japanese yen versus the U.S. dollar, which decreased the cost of silicon wafers purchased from our Japanese wafer-fabrication foundries.

Total operating expenses in the three months ended March 31, 2014 and 2013, were $33.2 million and $30.8 million, respectively. Expenses were higher in 2014 due primarily to higher research and development expenses, including increased headcount as well as greater engineering-materials and equipment-depreciation expenses, all in support of our product-development efforts. Sales and marketing expenses also increased, due primarily to the expansion of our sales and application-support staffs, which resulted in higher salary and related expenses.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 75% of our net product sales were made to distributors in both the three months ended March 31, 2014, and the twelve months ended December 31, 2013. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and require letters of credit whenever deemed necessary.

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

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of March 31, 2014, and December 31, 2013, was approximately $29.2 million and $25.5 million, respectively. The total deferred cost as of March 31, 2014, and December 31, 2013, was approximately $11.3 million and $9.8 million, respectively.

Frequently, distributors need to sell at a price lower than the standard distribution price to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor's cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, a credit memo is issued to the distributor for the ship and debit claim. We maintain a reserve for these unprocessed claims and for estimated future ship and debit price adjustments. The reserve appears as a reduction to accounts receivable in our accompanying consolidated balance sheets. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on the deferred revenue and deferred margin ultimately recognized. To evaluate the adequacy of our reserves, we analyze historical ship and debit payments and levels of inventory in the distributor channels.

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

As of March 31, 2014, we continue to maintain a valuation allowance on our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in Canada and Federal capital losses.

Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the U.S. In the quarter ended March 31, 2011, the IRS began an audit of fiscal years 2007 through 2009, and the audit is currently in process. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve the matters presently under consideration for the 2007-2009 tax years with the IRS.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of ASC 350-10, ASU No. 2011-08, Testing Goodwill for Impairment, beginning in 2012 we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect this option, and after assessing the totality of events or circumstances we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. We evaluated goodwill for impairment in the fourth quarter 2013, and concluded that no impairment existed as of December 31, 2013. Additionally, no impairment indicators have been identified during the three months ended March 31, 2014.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2014	2013

Net revenues	100.0%	100.0%
Cost of revenues	44.7	48.3
Gross profit	55.3	51.7
Operating expenses:
Research and development	16.2	15.9
Sales and marketing	14.6	14.0
General and administrative	9.2	10.0
Total operating expenses	40.0	39.9
Income from operations	15.3	11.8
Other income, net	0.3	0.3
Income before provision for (benefit from) income taxes	15.6	12.1
Provision for (benefit from) income taxes	0.8	(2.1)
Net income	14.8%	14.2%

Comparison of the Three Months Ended March 31, 2014 and 2013

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2014 and 2013, were $83.1 million and $77.0 million, respectively. We experienced year-over-year growth in revenues from three of our primary end-market categories (industrial, consumer and computer), driven by higher unit sales for a wide range of applications including industrial motor drives, renewable-energy systems, appliances, LED lighting and desktop computers. The increase was partially offset by lower sales into the communications end market due primarily to lower unit sales related to mobile-phone chargers.

Our net revenue mix by end market for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, were as follows:

	Three Months Ended March 31,
End Market	2014	2013
Communications	18%	22%
Computer	10%	10%
Consumer	37%	36%
Industrial	35%	32%

International sales, consisting of sales outside of the United States of America based on “ship to” customer locations, were $79.1 million and $73.0 million in the three months ended March 31, 2014 and 2013, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 79% of our net revenues for the three months ended March 31, 2014, and 80% for the three months ended March 31, 2013. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 75% and 74% of net revenues in the three months ended March 31, 2014 and 2013, respectively, with direct sales to OEMs and power-supply manufacturers accounting for the remainder.

Two customers accounted for 10% or more of total revenues:

	Three Months Ended March 31,
Customer	2014	2013
A	19%	19%
B	*	10%
____________________
* Total customer revenue was less than 10% of net revenues.

Customers A and B are distributors of our products. No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Net revenues	$83.1	$77.0
Gross profit	$46.0	$39.9
Gross margin	55.3%	51.7%

The increase in gross margin for the three months ended March 31, 2014, compared with the same period in the prior year was due to end-market mix, with a greater percentage of revenue coming from sales into higher-margin end markets, lower manufacturing costs stemming from a combination of internal cost-reduction initiatives, unit-cost benefits from higher production volumes, and the decline in the value of the Japanese yen versus the U.S. dollar, which decreased the cost of silicon wafers purchased from our Japanese wafer-fabrication foundries.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Net revenues	$83.1	$77.0
R&D expenses	$13.5	$12.3
R&D expenses as a % of net revenue	16.2%	15.9%

R&D expenses increased in the three months ended March 31, 2014, compared to the same period in 2013 reflecting increased payroll and related expenses (stemming from increased headcount) and greater expenses associated with engineering materials and equipment depreciation, all in support of product-development efforts to generate continued growth.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Net revenues	$83.1	$77.0
Sales and marketing expenses	$12.1	$10.8
Sales and marketing expenses as a % of net revenue	14.6%	14.0%

Sales and marketing expenses increased in the three months ended March 31, 2014, compared to the same period in 2013 due primarily to increased salary and related expenses reflecting the expansion of our sales and application-support staffs, as well as increased commissions and bonus payments to our sales staff.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Net revenues	$83.1	$77.0
G&A expenses	$7.6	$7.7
G&A expenses as a % of net revenue	9.2%	10.0%

G&A expenses decreased in the three months ended March 31, 2014, compared to the same period in 2013 due primarily to lower legal expenses related to our ongoing patent litigation (refer to Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements for details). This decrease was partially offset by increased payroll taxes associated with stock-option exercises and the vesting of stock grants.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and foreign exchange gains or losses. The table below compares other income, net for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Net revenues	$83.1	$77.0
Other income	$0.3	$0.2
Other income as a % of net revenue	0.3%	0.3%

Other income, net increased in the three months ended March 31, 2014, compared to the same period in 2013. The increase was due primarily to increased interest income as a result of higher cash and investment balances in 2014 compared to the first quarter of 2013.

Provision for (benefit from) income taxes. Provision for (benefit from) income taxes represents federal, state and foreign taxes. The table below compares income tax expenses (benefits) for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Income before provision for (benefit from) income taxes	$12,988	$9.3
Provision for (benefit from) income taxes	$0.6	$(1.6)
Effective tax rate	4.8%	(17.3)%

The difference between the expected statutory rate of 35% and our effective tax rate for the three months ended March 31, 2014, was primarily due to the beneficial impact of the geographic distribution of our world-wide earnings. The difference between the expected statutory rate of 35% and our effective tax rate for the three months ended March 31, 2013, was primarily due to the beneficial impact of the geographic distribution of our world-wide earnings, plus the effects of the American Tax Relief Act of 2012, which resulted in the 2012 federal research-and-development tax credit being recorded in the quarter ended March 31, 2013. The Federal R&D tax credit has not been extended for 2014 as of the end of the first quarter, therefore no Federal R&D tax benefits have been recognized.  If Congress extends the research tax credit there will be a favorable impact on our 2014 effective income tax rate.

Liquidity and Capital Resources

As of March 31, 2014, we had $217.6 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $15.5 million from $202.1 million as of December 31, 2013. As of March 31, 2014, we had working capital, defined as current assets less current liabilities, of $246.8 million, an increase of approximately $19.8 million from $227.0 million as of December 31, 2013.

On July 5, 2012, we entered into a credit agreement (the "Credit Agreement") with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015 to April 1, 2017, with all other terms of the Credit Agreement remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, primarily a minimum cash requirement and a debt-to-earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 1, 2017; and all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of March 31, 2014, we had no amounts outstanding under our agreement.

Operating activities generated cash of $16.2 million in the three months ended March 31, 2014. Net income for this period was $12.4 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $4.0 million, $1.9 million and $3.9 million, respectively. Significant changes in assets and liabilities included: (1) a $3.9 million decrease in deferred income taxes due primarily to the adoption of a new accounting standard, ASU 2013-11, (see Note 13, Recent Accounting Pronouncements, for details); and (2) a $2.1 million increase in deferred income on sales to distributors, due to increased inventory levels at our distributors reflecting lower-than-expected sales in the first quarter. These sources of cash and non-cash items were partially offset by: (1) a $5.7 million increase in inventory, reflecting both lower-than-expected sales in the first quarter as well as anticipated growth in future quarters; (2) a $5.6 million decrease in taxes payable and accrued liabilities related primarily to the above-mentioned adoption of ASU 2013-11, and a decrease in employee-related liabilities; and (3) a $4.0 million increase in accounts receivable due to the timing of cash receipts in March 2014 compared to December 2013.

Operating activities generated cash of $21.6 million in the three months ended March 31, 2013. Net income for this period was $10.9 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $4.0 million, $1.8 million and $3.6 million, respectively. Additional sources of cash included: (1) a $3.9 million decrease in prepaid expenses resulting primarily from a decrease in prepaid taxes related to a tax refund; (2) a $2.8 million increase in accounts payable due to the timing of payments for inventory, partially offset by a payment to one of our foundries in the first quarter of 2013 of approximately $1.0 million, for product development, which was accrued as of December 31, 2012; and (3) a $2.9 million increase in deferred income on sales to distributors due to increased inventory levels at our distributors as of March 31, 2013, compared to December 31, 2012. These additional sources of cash and non-cash items were partially offset by: (1) a $7.4 million increase in accounts receivable due to higher customer shipments in March 2013 versus December 2012; and (2) a $3.2 million increase in deferred taxes due to the retroactive application of the American Tax Relief Act of 2012, which was signed into law on January 2, 2013, (refer to Note 9, Provision for Income Taxes, in our Notes to Condensed Consolidated Financial Statements, for details) and a net change in other deferred taxes.

Our investing activities in the three months ended March 31, 2014, resulted in a $29.2 million net use of cash, consisting primarily of: $4.5 million for purchases of property and equipment, primarily machinery and equipment for production and research and development; and $24.8 million for the purchase of marketable securities. Our investing activities in the three months ended March 31, 2013, resulted in a $21.9 million net use of cash, consisting of: $4.0 million for purchases of property and equipment; and $17.9 million, net, for purchases of marketable securities.

Our financing activities in the three months ended March 31, 2014, resulted in net cash proceeds of $4.0 million. Financing activities consisted primarily of proceeds of $7.0 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $3.0 million for the payment of dividends to stockholders. Our financing activities in the three months ended March 31, 2013, resulted in net cash proceeds of $6.4 million consisting primarily of proceeds of $8.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $2.3 million for the payment of dividends to stockholders.

In January 2013, our board of directors declared four quarterly cash dividends in the amount of $0.08 per share to be paid to stockholders of record at the end of each quarter in 2013. The quarterly dividends, of approximately $2.3 million each, were paid on March 29, 2013 and June 28, 2013, and approximately $2.4 million was paid on each of September 30, 2013 and December 31, 2013.

In October 2013, our board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. In April 2014, our board of directors declared that the payouts for the third and fourth quarters of 2014 shall be increased to $0.12 per share. The first quarterly dividend payout of approximately $3.0 million occurred on March 31, 2014, the next payout of $0.10 per share is scheduled to take place on June 30, 2014. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines set by the board. As of March 31, 2014, we had $29.5 million available for future stock repurchases. We did not purchase shares during the three months ended March 31, 2014, as the price of the Company’s common stock remained above the maximum level set forth in the guidelines mentioned above. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

As of March 31, 2014, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $12.8 million. A portion of the tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

There were no other material changes, other than stated in the liquidity section above, outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions, and the results of our 2007 - 2009 IRS audit. We expect continued sales growth in our foreign business and plan to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that we intend to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2013, we determined that a portion of our current year earnings of foreign subsidiaries may be remitted in the future to the U.S. for domestic cash flow purposes and, accordingly, provided for the related U.S. taxes in our consolidated financial statements. Currently the majority of our cash and marketable securities are held in the U.S. If we change our intent to invest our undistributed earnings outside the U.S. indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, we would be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2013, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $105.0 million.

If our operating results deteriorate during the remainder of 2014, either as a result of a decrease in customer demand, or severe pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our credit agreement or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In July 2013, the FASB issued a new accounting standard that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in our Condensed Consolidated Balance Sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We adopted this standard in the first quarter of 2014; the impact of the adoption was a reduction to long-term deferred tax assets and non current income tax payable of approximately $4.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in our exposure to foreign currency exchange and interest rate risks from that described in our 2013 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At March 31, 2014, and December 31, 2013, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of March 31, 2014, or December 31, 2013, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of March 31, 2014, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and Euro. We maintain cash denominated in Swiss francs and Euro to fund the operations of our Swiss subsidiary. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and Euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of March 31, 2014, and December 31, 2013, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

If demand for our products declines in our major end markets, our net revenues will decrease. A limited number of applications of our products, such as cellphone chargers, LED lights, desktop PCs and home appliances make up a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been impacted by economic downturns in the past. Any economic slowdown in the end markets that we serve could cause a slowdown in demand for our ICs. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for 75% of net revenues in the three months ended March 31, 2014, and in the twelve months ended December 31, 2013. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for the three months ended March 31,2014, and for the year ended December 31, 2013. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, Swiss franc and Euro, may impact our gross margin and net income. Our exchange rate risk related to the Japanese yen includes two of our major suppliers, Epson and Lapis, with which we have wafer supply agreements based in U.S. dollars; however, these agreements also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between Power Integrations and each of these suppliers. We completed the acquisition of Concept (located in Biel, Switzerland) in the second quarter of 2012. Included in the assets acquired was cash denominated in Swiss francs and euros, which will be used to fund the operations of our Swiss subsidiary. The functional currency of our Swiss subsidiary is the U.S. dollar; gains and losses arising from the re-measurement of non-functional currency balances are recorded in other income in our consolidated statements of income, and material unfavorable exchange-rate fluctuations with the Swiss franc could negatively impact our net income.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 59% of our net revenues in the three months ended March 31, 2014, and in the year ended December 31, 2013. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. Repurchases are executed according to pre-defined price/volume guidelines set by the board of directors. In the first quarter of 2014, we did not purchase any common stock under the program due to the then current stock price levels, which exceeded the pre-defined price guidelines mentioned above. As of March 31, 2014, we had $29.5 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

ITEM 5. OTHER INFORMATION
Executive Officer Benefit Agreements
In May 2014, Power Integrations entered into Amended and Restated Executive Officer Benefits Agreements with its executive officers and chief executive officer, Balu Balakrishnan. The Executive Officer Benefit Agreements provide for benefits to Power Integrations’ executive officers under substantially the same conditions as described in Power Integrations annual proxy statement as filed with the SEC on March 28, 2014. The Executive Officer Benefit Agreements were revised and amended to provide for the additional benefits as described below. These additional benefits include:

•
Upon a change of control, 100% of Mr. Balakrishnan's then-unvested shares subject to options, restricted stock units, the maximum number of performance stock units and the maximum number of long term performance stock units (referred to as “PRSUs”) will vest in full prior to the consummation of the change of control.

•	For each executive officer, the maximum number of any then-unvested shares subject to performance stock units and PRSUs will vest in full upon the consummation of the change of control.

•
Mr. Balakrishnan is entitled to severance benefits in the event that he is terminated without cause or he resigns for good reason within 18 months after a change of control, including if Mr. Balakrishnan serves in any capacity other than CEO of any acquiring entity. These severance benefits include a payment equal to the sum of two years of his highest annual salary (earned within three years of the date of his termination) plus 200% of the maximum cash value of Mr. Balakrishnan’s annual performance bonus for the year in which such termination occurs, plus the maximum cash value of Mr. Balakrishnan’s current annual performance bonus prorated through the date of termination based on the number of days completed in the applicable performance period prior to termination. In addition, acceleration of 100% of all his then-outstanding stock options, restricted stock units and PRSUs and continued medical and dental coverage under the Power Integrations' health plans for twenty-four months at Power Integrations' expense.

•
The Executive Officer Benefit Agreements were further amended to provide that in the event of an executive officer’s termination without cause or resignation for good reason, or of any retirement, death or disability of an executive officer, in addition to the benefits described in Power Integrations annual proxy statement as filed with the SEC on March 28, 2014, the prorated portion of any outstanding PRSUs based on the number of days served by the officer in the applicable performance period shall vest as determined by the Power Integrations’ Board or Compensation Committee on the date of determination of any applicable performance criteria, provided, however, that in the event of any change of control after the executive officer’s termination of employment the prorated portion of the maximum number of shares subject to any outstanding PRSUs will vest in full.

This description of the amendments to the Power Integrations’ Executive Officer Benefit Agreements is qualified in its entirety by the forms of Executive Officer Benefit Agreements filed as exhibits to this Form 10-Q.
Chief Executive Officer Compensation
On January 29, 2014, the Power Integrations’ Compensation Committee approved the 2014 compensation for Mr. Balakrishnan as reported in the Form 8-K as filed with the SEC on January 31, 2014. On May 1, 2014, in connection with the Company's annual focal review process, the Power Integrations’ Compensation Committee approved the following increases to Mr. Balakrishnan’s compensation:

•	An increase to Mr. Balakrishnan’s annual base salary to $520,000;

•	Issuance of an additional 1,700 target performance stock units subject to the same terms as the Company’s 2014 Performance Based Incentive Plan;

•	Issuance of an additional 13,900 restricted stock units granted under the Company’s 2007 Equity Incentive Plan; and

•	Issuance of an additional 4,600 target PRSUs subject to the same terms as the Company’s 2014 Long Term Performance Based Incentive Plan.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	May 2, 2014	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K filed on February 29, 2012, SEC File No. 000-23441.)

3.2	Amended and Restated Bylaws. (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K filed on April 26, 2013, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	Second Amendment to Credit Agreement, dated April 1, 2014, by and between Power Integrations, Inc., Union Bank N.A. and Wells Fargo Bank, National Association.

10.2	Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG.*

10.3	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan.

10.4	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and John Tomlin.

10.5	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker.

10.6	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Doug Bailey.

10.7	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Ben Sutherland.

10.8	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar.

10.9	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Wolfgang Ademmer.

10.10	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Mike Matthews.
.
10.11	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan.

10.12	Compensation of Named Executive Officers (Described in Item 5.02 of our Current Report on Form 8-K filed on January 31, 2014, SEC File No. 000-23441.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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