Form 10-Q
period 2014-06-30
POWER INTEGRATIONS INC
filed 2014-07-31
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 18, 2014
Common Stock, $.001 par value	30,100,181

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,060	$92,928
Short-term marketable securities	133,354	109,179
Accounts receivable, net of allowances of $105 and $120 in 2014 and 2013, respectively (Note 2)	16,443	12,389
Inventories	51,269	42,235
Deferred tax assets	2,011	2,059
Prepaid expenses and other current assets	13,590	18,632
Total current assets	295,727	277,422
PROPERTY AND EQUIPMENT, net	91,368	90,141
INTANGIBLE ASSETS, net	36,960	40,334
GOODWILL	80,599	80,599
DEFERRED TAX ASSETS (Note 9)	8,904	9,449
OTHER ASSETS	4,031	3,476
Total assets	$517,589	$501,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,802	$20,772
Accrued payroll and related expenses	8,786	8,900
Taxes payable	2,054	2,266
Deferred tax liabilities	1,110	943
Deferred income on sales to distributors	19,128	15,727
Other accrued liabilities	1,701	1,810
Total current liabilities	55,581	50,418
LONG-TERM INCOME TAXES PAYABLE (Note 9)	2,397	6,885
DEFERRED TAX LIABILITIES	4,647	5,273
OTHER LIABILITIES	2,301	2,159
Total liabilities	64,926	64,735
COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 12)
STOCKHOLDERS’ EQUITY:
Common stock	30	30
Additional paid-in capital	216,337	223,660
Accumulated other comprehensive loss	(190)	(470)
Retained earnings	236,486	213,466
Total stockholders’ equity	452,663	436,686
Total liabilities and stockholders’ equity	$517,589	$501,421
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET REVENUES	$88,985	$87,922	$172,058	$164,962
COST OF REVENUES	40,249	41,715	77,345	78,891
GROSS PROFIT	48,736	46,207	94,713	86,071

OPERATING EXPENSES:
Research and development	14,366	13,489	27,856	25,761
Sales and marketing	12,232	11,364	24,342	22,145
General and administrative	7,813	8,066	15,459	15,800
Total operating expenses	34,411	32,919	67,657	63,706
INCOME FROM OPERATIONS	14,325	13,288	27,056	22,365
OTHER INCOME
Other income, net	198	565	455	782
Total other income	198	565	455	782
INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	14,523	13,853	27,511	23,147
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2,193)	181	(1,568)	(1,428)
NET INCOME	$16,716	$13,672	$29,079	$24,575

EARNINGS PER SHARE:
Basic	$0.55	$0.47	$0.96	$0.85
Diluted	$0.54	$0.45	$0.93	$0.82

SHARES USED IN PER SHARE CALCULATION:
Basic	30,310	29,178	30,275	28,967
Diluted	31,110	30,158	31,150	29,977
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$16,716	$13,672	$29,079	$24,575
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in the three and six months ended June 30, 2014 and 2013 (Note 2)	17	(13)	11	(164)
Unrealized gain (loss) on marketable securities, net of $0 tax in the three and six months ended June 30, 2014 and 2013 (Note 2)	92	(204)	239	(258)
Amortization of defined benefit pension items, net of tax of $4 and $4 in the quarters ended June 30, 2014 and 2013, respectively, and $8 and $8 in the six months ended June 30, 2014 and 2013, respectively (Note 2)	16	14	30	28
Total other comprehensive income (loss)	125	(203)	280	(394)
Total comprehensive income	$16,841	$13,469	$29,359	$24,181
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,079	$24,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,847	7,968
Amortization of intangibles	3,374	3,684
Loss on sale of property and equipment	159	17
Gain on sale of assets held for sale	—	(497)
Stock-based compensation expense	8,090	7,964
Amortization of premium on marketable securities	815	251
Deferred income taxes	135	(2,388)
Reduction in accounts receivable allowances	(15)	(153)
Excess tax benefit from employee stock plans	(213)	—
Tax benefit associated with employee stock plans	364	—
Change in operating assets and liabilities:
Accounts receivable	(4,039)	(8,294)
Inventories	(8,946)	1,421
Prepaid expenses and other assets	5,300	5,198
Accounts payable	1,870	3,457
Taxes payable and accrued liabilities	(4,743)	(480)
Deferred income on sales to distributors	3,401	3,484
Net cash provided by operating activities	42,478	46,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,885)	(6,892)
Proceeds from sale of property and equipment	—	36
Proceeds from sale of assets held for sale	—	959
Purchases of marketable securities	(24,751)	(45,223)
Proceeds from maturities of marketable securities	—	16,850
Net cash used in investing activities	(34,636)	(34,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	9,867	14,749
Repurchase of common stock	(25,731)	—
Payments of dividends to stockholders	(6,059)	(4,654)
Excess tax benefit from employee stock plans	213	—
Net cash (used in) provided by financing activities	(21,710)	10,095

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,868)	22,032
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,928	63,394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,060	$85,426

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$3,022	$2,447
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash refund for income taxes, net of payments	$(1,148)	$(3,133)

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

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with an original maturity date greater than three months as short-term investments in its Condensed Consolidated Balance Sheet. As of June 30, 2014, and December 31, 2013, the Company's marketable securities consisted primarily of highly liquid corporate securities, commercial paper and other high-quality commercial securities.

Amortized cost and estimated fair market value of investments classified as available-for-sale at June 30, 2014, are as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper	$500	$—	$—	$500
Total	$500	$—	$—	$500

Investments due in 4-12 months:
Corporate securities	$40,509	$99	$—	$40,608
Total	$40,509	$99	$—	$40,608
Investments due between 12 months and 5-years:
Corporate securities	$92,396	$351	$(1)	$92,746
Total	$92,396	$351	$(1)	$92,746
Total investment securities	$133,405	$450	$(1)	$133,854

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost and estimated fair market value of investments classified as available-for-sale at December 31, 2013, are as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper	$3,098	$1	$—	$3,099
Total	$3,098	$1	$—	$3,099

Investments due in 4-12 months:
Corporate securities	$6,007	$33	$—	$6,040
Total	$6,007	$33	$—	$6,040

Investments due between 12 months and 5-years:
Corporate securities	$102,963	$202	$(26)	$103,139
Total	$102,963	$202	$(26)	$103,139
Total investment securities	$112,068	$236	$(26)	$112,278
As of June 30, 2014 and December 31, 2013, the Company evaluated the nature of the investments with a loss position which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 77% of the Company's net product sales were made to distributors in the six months ended June 30, 2014, and 75% in the twelve months ended December 31, 2013. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of June 30, 2014, and December 31, 2013, was approximately $31.6 million and $25.5

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, respectively. The total deferred cost as of June 30, 2014, and December 31, 2013, was approximately $12.5 million and $9.8 million, respectively.

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

Common Stock Repurchases and Cash Dividend

In October 2012, the Company's board of directors authorized the use of $50.0 million for the repurchase of the Company's common stock, with repurchases to be executed according to pre-defined price/volume guidelines set by the board of directors. In May 2014 the Company's board of directors authorized the use of an additional $50.0 million for this purpose. In the three months ended June 30, 2014, the Company purchased 0.5 million shares for $25.7 million. As of June 30, 2014, the Company had $53.8 million available for future stock repurchases. The Company did not purchase shares in the three-month period ended March 31, 2014, and in the year ended December 31, 2013, as the price of the Company’s stock exceeded the maximum price set forth in the guidelines mentioned above. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors.

In January 2013, the Company's board of directors declared quarterly cash dividend payments in the amount of $0.08 per share to be paid to stockholders of record at the end of each quarter in 2013. Dividend payouts totaling approximately $2.3 million each were paid on March 29, 2013 and June 28, 2013, and approximately $2.4 million was paid on each of September 30, 2013 and December 31, 2013.

In October 2013, the Company's board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. Dividend payouts totaling approximately $3.0 million each were paid on March 31, 2014 and June 30, 2014. In April 2014, the Company's board of directors increased the quarterly dividends for the third and fourth quarters of 2014 to $0.12 per share. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of the Company's stockholders.

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

	June 30, 2014	December 31, 2013
Accounts receivable trade	$51,407	$42,410
Accrued ship and debit and rebate claims	(34,859)	(29,901)
Allowance for doubtful accounts	(105)	(120)
Total	$16,443	$12,389
Prepaid Expenses and Other Current Assets (in thousands):

	June 30, 2014	December 31, 2013
Prepaid legal fees	$3,780	$6,267
Prepaid income tax	3,746	7,521
Prepaid maintenance agreements	608	947
Interest receivable	694	519
Supplier prepayment	1,083	757
Other	3,679	2,621
Total	$13,590	$18,632

Changes in accumulated other comprehensive income (loss) for the three months ended June 30, 2014 and 2013 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	June 30,		June 30,				June 30,		June 30,
	2014	2013	2014		2013		2014	2013	2014	2013
Beginning balance at April 1,	$357	$84	$(766)		$(546)		$94	$(22)	$(315)	$(484)
Other comprehensive income (loss) before reclassifications	92	(204)	—		—		17	(13)	109	(217)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	16	(1)	14	(1)	—	—	16	14
Net-current period other comprehensive income (loss)	92	(204)	16		14		17	(13)	125	(203)
Ending balance at June 30,	$449	$(120)	$(750)		$(532)		$111	$(35)	$(190)	$(687)
____________________________
(1) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the three months ended June 30, 2014 and 2013.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Six Months Ended		Six Months Ended				Six Months Ended		Six Months Ended
	June 30,		June 30,				June 30,		June 30,
	2014	2013	2014		2013		2014	2013	2014	2013
Beginning balance at December 31,	$210	$138	$(780)		$(560)		$100	$129	$(470)	$(293)
Other comprehensive income (loss) before reclassifications	239	(258)	—		—		11	(164)	250	(422)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	30	(1)	28	(1)	—	—	30	28
Net-current period other comprehensive income (loss)	239	(258)	30		28		11	(164)	280	(394)
Ending balance at June 30,	$449	$(120)	$(750)		$(532)		$111	$(35)	$(190)	$(687)
____________________________
(1) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the six months ended June 30, 2014 and 2013.

3. STOCK PLANS AND SHARE-BASED COMPENSATION:

Stock Plans
As of June 30, 2014, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007, and approved by the stockholders on November 7, 2007, as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan"). The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance-based awards ("PSUs"), long-term performance based awards ("PRSUs") and other stock awards to employees, directors and consultants. As of June 30, 2014, the maximum remaining number of shares that may be issued under the 2007 Plan was 6,619,099 shares, which includes options granted but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (which was adopted by the board of directors on January 27, 2009) to non-employee directors have been made primarily under the 2007 Plan. The Directors Equity Compensation Program provides for grants to outside directors as follows: effective annually, upon the first trading day of July, each outside director receives a grant of an equity award with an aggregate value of $100,000, which will become exercisable or vest immediately prior to the Company's next annual meeting of stockholders, subject to the director's continued service. At each outside director's election, such award may consist entirely of RSUs or entirely of stock options. The quantity of options would be calculated by dividing $100,000 by the Black-Scholes value on the date of grant. The quantity of RSUs issued would be calculated by dividing $100,000 by the grant-date fair value. Further, on the date of election of a new outside director, such new director would receive such grant as continuing outside directors receive on the first trading day of July; provided, however, that such grant is prorated for the portion of the year that such new outside director will serve until the next first trading day of July. The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee of the board.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 28, 2009, the 2007 Plan was amended generally to prohibit outstanding options or stock appreciation rights from being cancelled in exchange for cash without stockholder approval.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of June 30, 2014, 2,646,861 shares had been purchased and 353,139 shares were reserved for future issuance under the Purchase Plan.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2014, and June 30, 2013 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenues	$298	$264	$517	$528
Research and development	1,339	1,640	2,551	2,746
Sales and marketing	864	795	1,799	1,624
General and administrative	1,674	1,629	3,223	3,066
Total stock-based compensation expense	$4,175	$4,328	$8,090	$7,964

Stock-based compensation expense in the three months ended June 30, 2014, was $4.2 million (comprising approximately $0.5 million related to stock options, $0.7 million related to performance-based awards, $2.7 million related to RSUs and $0.3 million related to the Purchase Plan). In the six months ended June 30, 2014, stock compensation expense was $8.1 million (comprising approximately $1.0 million related to stock options, $1.3 million related to performance-based awards, $5.2 million related to RSUs and $0.6 million related to the Purchase Plan).

Stock-based compensation expense in the three months ended June 30, 2013, was $4.3 million (comprising approximately $0.7 million related to stock options, $0.9 million related to performance-based awards, $2.4 million related to RSUs and $0.3 million related to the Purchase Plan). In the six months ended June 30, 2013, stock based compensation was $8.0 million (comprising approximately $1.7 million related to stock options, $1.3 million related to performance-based awards, $4.4 million related to RSUs and $0.6 million related to the Purchase Plan).

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted-average period over which it is expected to be recognized as of June 30, 2014.

	June 30, 2014
	Unrecognized Compensation Expense for Unvested Awards	Weighted Average Remaining Recognition Period
	(In thousands)	(In years)
Options	$1,215	1.51
Performance-based awards	1,948	0.50
Long term performance-based awards	1,961	2.50
Restricted stock units	24,534	2.76
Purchase plan	101	0.50
Total unrecognized compensation expense	$29,759

The Company did not grant stock options in the three and six months ended June 30, 2014 or June 30, 2013, and therefore no fair-value assumptions were reported.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	*Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Risk-free interest rates	—%	—%	0.07%	0.11%
Expected volatility rates	—%	—%	30%	33%
Expected dividend yield	—%	—%	0.66%	0.80%
Expected term of purchase right (in years)	0	0	0.5	0.5
Weighted-average estimated fair value of purchase rights	$—	$—	$13.31	$9.14
__________________________
*There were no employee stock purchase rights granted in the three months ended June 30, 2014 and 2013.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity under the Plans, excluding performance-based awards and restricted stock units, as of June 30, 2014, and changes during the six months then ended is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	1,691	$27.34
Granted	—	—
Exercised	(256)	$29.80
Forfeited or expired	—	—
Outstanding at June 30, 2014	1,435	$26.90	3.92	$43,966
Exercisable at June 30, 2014	1,352	$26.05	3.69	$42,579
Vested and expected to vest at June 30, 2014	1,432	$26.87	3.91	$43,912

The Company did not grant stock options in the three and six months ended June 30, 2014 and June 30, 2013. Beginning in 2010 the Company's equity grants to new hires and its annual incentive grants to non-executive employees have been primarily in the form of RSUs. The total intrinsic value of options exercised during the three months ended June 30, 2014 and 2013, was approximately $1.2 million and $5.0 million, respectively. The intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was approximately $7.0 million and $10.1 million, respectively.

Performance-based Awards ("PSUs")

Under the performance-based awards program, the Company grants awards in the first half of the performance year in an amount equal to twice the target number of shares to be issued if the target performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company's performance. In 2014, the performance metrics of this program are annual targets consisting of net revenue and non-GAAP operating income. Each performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.

During the six months ended June 30, 2014, the Company granted approximately 83,000 annual performance-based awards. As the net revenue and non-GAAP operating earnings are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to vest based on progress toward the performance targets. The cost of performance-based awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In January 2014, it was determined that approximately 83,000 shares of the approximately 100,000 performance-based awards granted in 2013, less forfeitures, vested in aggregate. The 2013 performance metrics consisted of revenue, non-GAAP operating income and strategic goals for such awards. Accordingly, 83,000 performance-based awards were released to the Company's employees and executives in the first quarter of 2014.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of performance-based awards outstanding as of June 30, 2014, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	100	$38.48
Granted	83	$53.93
Vested	(83)	$38.48
Change in units due to performance achievement for PSUs vested in the year	(17)	$38.48
Forfeited or expired	—	—
Outstanding at June 30, 2014	83	$53.93	0.50	$4,804
Outstanding and expected to vest at June 30, 2014	48		0.50	$2,787

The weighted-average grant-date fair value per share of performance-based awards granted in the three and six months ended June 30, 2014, was approximately $48.89 and $53.93, respectively, and awards granted in the three and six months ended June 30, 2013, was approximately $41.78 and $38.62, respectively. The grant-date fair value of awards released, which were fully vested, in the six months ended June 30, 2014 and 2013, was approximately $3.2 million and $2.0 million, respectively. No awards were released in the three months ended June 30, 2014 and 2013.

Long-Term Performance-based Awards ("PRSUs")

            In the first quarter of 2014 the Company began granting long-term performance-based awards. The Company's PRSU program provides for the issuance of PRSUs which will vest based on Company performance measured against the 2014 PRSU Plan's established 2016 revenue target. The PRSUs were granted in an amount equal to twice the target number of shares to be issued if the target performance metric is met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company's performance goal, and may range from zero to 200% of the targeted number. The performance goal for PRSUs granted in fiscal 2014 was based on the Company's adjusted annual revenue growth. Each long-term performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by 2.0 shares.

            Recipients of a PRSU award generally must remain employed by the Company on a continuous basis through the end of the applicable three-year performance period in order to receive shares subject to that award. Expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to vest based on progress toward the performance target. The cost of long-term performance-based awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

A summary of long-term performance-based awards outstanding as of June 30, 2014, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	—	—
Granted	56	$56.15
Vested	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2014	56	$56.15	2.50	$3,216
Outstanding and expected to vest at June 30, 2014	49		2.50	$2,792

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant-date fair value per share of long-term performance-based awards granted in the three and six months ended June 30, 2014, was approximately $47.95 and $56.15, respectively.

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
A summary of RSUs outstanding as of June 30, 2014, and changes during the six months then ended, are as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	714	$38.97
Granted	250	$50.97
Vested	(246)	$38.54
Forfeited or expired	(12)	$39.99
Outstanding at June 30, 2014	706	$43.35	1.73	$40,599
Outstanding and expected to vest at June 30, 2014	641		1.67	$36,860

The weighted-average grant-date fair value per share of RSUs awarded in the three and six months ended June 30, 2014, was approximately $47.81 and $50.97, respectively, and the grant-date fair value per share of RSUs awarded in the three and six months ended June 30, 2013, was approximately $40.80 and $38.28, respectively. The grant-date fair value of RSUs vested in the three and six months ended June 30, 2014, was approximately $7.8 million and $9.5 million, respectively, and the grant-date fair value of RSUs vested in the three and six months ended June 30, 2013, was approximately $6.5 million and $6.8 million, respectively.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The fair-value hierarchy of the Company's marketable securities at June 30, 2014, and December 31, 2013, was as follows (in thousands):

	Fair Value Measurement at
	June 30, 2014
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$500	$—	$500
Money market funds	17,554	17,554	—
Corporate securities	133,354	—	133,354
Total	$151,408	$17,554	$133,854

	Fair Value Measurement at
	December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$3,099	$—	$3,099
Money market funds	17,492	17,492	—
Corporate securities	109,179	—	109,179
Total	$129,770	$17,492	$112,278

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2014, and the twelve months ended December 31, 2013.

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

	June 30, 2014	December 31, 2013
Raw materials	$15,343	$8,221
Work-in-process	11,605	13,216
Finished goods	24,321	20,798
Total	$51,269	$42,235

6. GOODWILL AND INTANGIBLE ASSETS:

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2014.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, in-process research and development and patent rights, and are reported net of accumulated amortization. The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, acquired licenses, customer relationships, trade name and patent rights, which range from two to 12 years, with the exception of $4.7 million of in-process research and development. In-process research and development is assessed for impairment until the development is completed and products are available for sale, at which time the Company will begin to amortize the in-process research and development. The Company does not expect the amortization of in-process research and development to begin in 2014. Amortization for acquired intangible assets was approximately $1.5 million and $1.8 million in the three months ended June 30, 2014 and 2013, respectively, and $3.4 million and $3.7 million in the six months ended June 30, 2014 and 2013, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	June 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
In-process research and development	$4,690	$—	$4,690	$4,690	$—	$4,690
Technology licenses	3,000	(2,475)	525	3,000	(2,325)	675
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	26,670	(6,536)	20,134	26,670	(5,247)	21,423
Customer relationships	17,610	(5,999)	11,611	17,610	(4,664)	12,946
Trade name	3,600	(3,600)	—	3,600	(3,000)	600
Total intangible assets	$57,519	$(20,559)	$36,960	$57,519	$(17,185)	$40,334

The estimated future amortization expense related to intangible assets at June 30, 2014, is as follows:

Fiscal Year		Estimated Amortization (in thousands)
2014	(remaining 6 months)	$2,698
2015		5,009
2016		4,394
2017		3,994
2018		3,746
Thereafter		12,429
Total (1)		$32,270
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized upon completion of development over the estimated useful life of the technology.

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
Customer Concentration
Ten customers accounted for approximately 61% and 60% of net revenues for the three and six months ended June 30, 2014, respectively, and 60% and 59% in the same periods of 2013, respectively. A significant portion of these revenues are

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

One customer, a distributor of the Company's products, accounted for more than 10% of the Company's net revenues in the three and six months ended June 30, 2014 and 2013. The following table discloses that customer's percentage of revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2014	2013	2014	2013
Avnet	20%	19%	20%	19%

No other customers accounted for 10% or more of the Company's net revenues in the periods mentioned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of both June 30, 2014 and December 31, 2013, 71% of accounts receivable were concentrated with the Company's top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	June 30, 2014	December 31, 2013
Avnet	25%	21%
ATM Electronic Corporation	13%	17%

The above-mentioned customers are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s accounts receivable in these periods.

International Sales

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of sales to distributors and direct customers outside of the United States of America, comprise the following:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Hong Kong/China	48%	48%	46%	46%
Taiwan	16%	15%	16%	15%
Korea	10%	10%	10%	12%
Western Europe (excluding Germany)	10%	10%	11%	11%
Japan	5%	6%	6%	5%
Singapore	1%	2%	1%	2%
Germany	2%	2%	2%	2%
Other	3%	1%	3%	1%
Total foreign revenue	95%	94%	95%	94%

The remainder of the Company’s sales is to customers within the United States of America.

Product Sales

Net revenues consist primarily of sales of the Company's high-voltage integrated-circuit products, IGBT drivers and high-voltage silicon diodes. When evaluating the Company's net revenues, the Company categorizes its sales into the following four end-market groupings: communications, computer, consumer and industrial. The table below provides the percentage of net sales activity by end market for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2014	2013	2014	2013
Communications	15%	21%	17%	21%
Computer	12%	10%	11%	10%
Consumer	38%	34%	37%	35%
Industrial	35%	35%	35%	34%

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income	$16,716	$13,672	$29,079	$24,575
Weighted-average common shares	30,310	29,178	30,275	28,967
Basic earnings per share	$0.55	$0.47	$0.96	$0.85
Diluted earnings per share (1):
Net income	$16,716	$13,672	$29,079	$24,575
Weighted-average common shares	30,310	29,178	30,275	28,967
Effect of dilutive securities:
Employee stock plans	800	980	875	1,010
Diluted weighted-average common shares	31,110	30,158	31,150	29,977
Diluted earnings per share	$0.54	$0.45	$0.93	$0.82
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the 2014 and 2013 awards in the 2014 and 2013 calculations, respectively, as those shares were not contingently issuable as of the end of the period.

In the three and six months ended June 30, 2014, all shares were included in the computation of diluted earnings per share as none were determined to be anti-dilutive, and in the three and six months ended June 30, 2013, 167,862 shares and 166,042 shares, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive.

9. PROVISION FOR INCOME TAXES:

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.
In the quarter ended June 30, 2014, the Company reached a settlement with the IRS to close out the examination of the Company's federal income tax returns for the years 2007 through 2009. As a result, the Company adjusted its tax balances based on the settlement's facts, circumstances, and information available at the reporting date.

The provision for income tax in the second quarter of 2014 included a one-time benefit of $3.3 million comprising $2.8 million in federal income taxes and interest, and state income taxes of approximately $0.5 million. The one-time benefit includes the reversal of $4.1 million of related unrecognized tax benefits that had been recorded as non-current liabilities in the Company's consolidated balance sheets. The Company has now concluded all U.S. federal income tax matters for the years through 2009.

Reflecting the net impact of the benefits, the Company's effective tax rates for the three and six month periods ended June 30, 2014, were (15.1)% and (5.7)% respectively, compared with 1.3% and (6.2)% for the corresponding periods in 2013. The difference between the expected statutory rate of 35% and the Company's effective tax rate for the three and six months ended June 30, 2013, was primarily due to the beneficial impact of the geographic distribution of the Company's world-wide earnings and passage of the American Tax Relief Act of 2012, which was signed into law on January 2, 2013, causing the benefit of the 2012 federal research and development tax credit to be recorded in the quarter ended March 31, 2013.

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

As of June 30, 2014, the Company recorded a full valuation allowance on its California and New Jersey deferred tax assets as the Company does not believe that it is more likely than not that the deferred tax assets will be fully realized. The Company also maintains a valuation allowance on capital losses for federal purposes and a valuation allowance with respect to certain of its deferred tax assets relating to tax credits in Canada.

The royalty arrangement between the Company and its foreign subsidiary concluded on October 31, 2012, resulting in a substantially lower effective tax rate for the Company in subsequent years. As a result of the royalty arrangement ending and to ensure an additional source of U.S. cash, the Company plans to repatriate a portion of its current year offshore earnings to the U.S. for domestic operations and accordingly has provided for estimated federal and state income taxes on such portion of its current year offshore earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company's offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, the Company will accrue income taxes attributable to such undistributed earnings.

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

In July 2013, the FASB issued a new accounting standard that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Company's condensed consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this new standard on a prospective basis in the first quarter of 2014. The impact of the adoption was a reduction to long-term deferred tax assets and non-current income tax payable of approximately $4.3 million.

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain tax income taxes. Changes in the Company's unrecognized tax benefits during the six months ended June 30, 2014, was as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2014	$12,694
Gross increases for tax positions of current year	400
Gross increases for tax positions of prior years	285
Settlements	(4,361)
Lapse of statute of limitations	—
Unrecognized tax benefits balance at June 30, 2014	$9,018

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's total unrecognized tax benefits as of June 30, 2014 and December 31, 2013 was $9.0 million and $12.7 million, respectively. An income tax benefit of $4.0 million, net of valuation allowance adjustments, would be recorded if these unrecognized tax benefits are recognized. The Company cannot reasonably estimate the outcome at this time.

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has accrued interest and penalties at June 30, 2014, and December 31, 2013, of $0.1 million and $0.7 million, respectively, which have been recorded in long-term income taxes payable in the accompanying consolidated balance sheets.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2014. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly owned subsidiary System General Corporation in the United States

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company's patents, that Fairchild has induced others to infringe the Company's patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company's products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties' post-trial motions on liability but granted the Company's motion for judgment as a matter of law finding that Fairchild infringed another of the Company's patents. On April 25, 2013, the Court denied both parties' motions regarding the unenforceability of each other's patents. The Company intends to challenge adverse findings on appeal; nevertheless, the Company estimates that even if the verdict on Fairchild's patent were ultimately upheld, the sales potentially impacted would amount to only about 0.3% of the Company's revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well; following a hearing on the issue in June 2014, the Court denied Fairchild's request for an injunction against the Company and granted the Company's request for an injunction against Fairchild. The Company is also seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company's patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company's patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company's objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that Fairchild and SG willfully infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s condensed consolidated financial statements as a result of the damages verdict. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild has challenged these rulings and pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, and rulings are expected in the coming months. Following the completion of the current post-trial briefing, the Company intends to seek enhanced damages and injunctive relief.

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

On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (“PTO”) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing is expected to take place over the next several months.

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleges that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company has answered Fairchild's complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company has also asserted counterclaims against Fairchild for infringement of five of the Company's patents. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company's preliminary challenge; expert discovery is under way on the remaining patents, with an anticipated trial date in 2015.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the quarter ended June 30, 2014, the IRS issued the Company a notice of proposed adjustments to the Company's taxable income for the years 2007 through 2009. The Company and IRS signed a formal closing agreement on May 20, 2014, to settle all positions and close out the examination of the Company's income tax returns for the years 2007 through 2009. As a result, the Company adjusted its tax balances based on the facts, circumstances, and information available at the reporting date. The resolution of the 2007-2009 IRS audit resulted in a federal tax benefit to the Company of $2.8 million. Additionally, the Company recorded a state tax benefit of $0.5 million. Also, the agreement will allow the Company to repatriate up to $5.0 million from its foreign subsidiary without incurring additional U.S. income taxes.

13. RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition, ASU 2014-09, Revenue from Contracts with Customers. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

14. BANK LINE OF CREDIT:

On July 5, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015 to April 1, 2017, with all other terms of the Credit Agreement remaining the same. The Company's ability to borrow under the revolving line of credit is conditioned upon the Company's compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which the Company is currently in compliance. All advances under the revolving line of credit will become due on April 1, 2017, or earlier in the event of a default. As of June 30, 2014, the Company had no letters of credit outstanding and no amount outstanding under the credit agreement.

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

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as light-emitting diodes, or LEDs. We believe this presents a significant opportunity for us because our ICs are used in driver (i.e. power-supply) circuitry for high-voltage LED lighting applications. Finally, the growing desire for less carbon-intensive sources of energy and modes of transportation represents an opportunity for us since our CONCEPT IGBT-driver products are used in renewable-energy systems as well as electric trains and automobiles.

Our quarterly operating results are difficult to predict and subject to significant fluctuations. We plan our production and inventory levels based on internal forecasts of projected customer demand, which are highly unpredictable and can fluctuate substantially. Customers typically may cancel or reschedule orders on short notice without significant penalty and, conversely, often place orders with very short lead times to delivery. Also, external factors such as global economic conditions and supply-chain dynamics can cause our operating results to be volatile. Furthermore, because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product and customer mix can also cause our gross margin to fluctuate. Because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. Changes in the prices of raw materials used in our products, such as copper and gold, can also affect our gross margin. Although our wafer-fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross margin are impacted by the volume of units we produce.

Recent Results

Our net revenues were $89.0 million and $87.9 million in the three months ended June 30, 2014 and 2013, respectively, and $172.1 million and $165.0 million in the six months ended June 30, 2014 and 2013, respectively. For the three- and six-month periods, we experienced year-over-year growth in revenues from three of our primary end-market categories (industrial, consumer and computer), driven by higher unit sales for a wide range of applications including consumer appliances, LED lighting and desktop computers. The increase was partially offset by lower sales into the communications end market due primarily to lower unit sales for residential-networking applications. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 61% and 60% of our net revenues in the three months ended June 30, 2014 and 2013, respectively, and 60% and 59% of our net revenues in the six months ended June 30, 2014 and 2013, respectively. Our top customer, a distributor of our products, accounted for approximately 20% and 19% of our net revenues in both the three and six months ended June 30, 2014 and 2013, respectively. International sales accounted for 95% and 94% of our net revenues in the three and six months ended June 30, 2014 and 2013, respectively.

Our gross margin was 54.8% and 52.6% of net revenues in the three months ended June 30, 2014 and 2013, respectively, and 55.0% and 52.2% of net revenues in the six months ended June 30, 2014 and 2013, respectively. The increase in gross margin for the both the three- and six- month periods was due primarily to: favorable end-market mix, with a greater percentage of revenue coming from higher-margin end markets; cost benefits from higher production volume; and the decline in the value of the Japanese yen versus the U.S. dollar, which decreased the cost of silicon wafers purchased from our Japanese wafer-fabrication foundries.

Total operating expenses in the three months ended June 30, 2014 and 2013, were $34.4 million and $32.9 million, respectively, and operating expenses in the six months ended June 30, 2014 and 2013, were $67.7 million and $63.7 million, respectively. Expenses were higher in 2014 due primarily to higher research and development expenses, including increased headcount as well as greater engineering-materials and equipment-depreciation expenses, all in support of our product-

development efforts. Sales and marketing expenses also increased, due primarily to the expansion of our sales and application-support staffs, which resulted in higher salary and related expenses.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 77% of our net product sales were made to distributors in the six months ended June 30, 2014, and 75% in the twelve months ended December 31, 2013. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and require letters of credit whenever deemed necessary.

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

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of June 30, 2014, and December 31, 2013, was approximately $31.6 million and $25.5 million, respectively. The total deferred cost as of June 30, 2014, and December 31, 2013, was approximately $12.5 million and $9.8 million, respectively.

Frequently, distributors need to sell at a price lower than the standard distribution price to win business. At the time the distributor invoices its customer, or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor's cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, a credit memo is issued to the distributor for the ship and debit claim. We maintain a reserve for these unprocessed claims and for estimated future ship and debit price adjustments. The reserve appears as a reduction to accounts receivable in our accompanying consolidated balance sheets. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on the deferred revenue and deferred margin ultimately recognized. To evaluate the adequacy of our reserves, we analyze historical ship and debit payments and levels of inventory in the distributor channels.

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

As of June 30, 2014, we recorded a full valuation allowance on our California and New Jersey deferred tax assets as we do not believe that it is more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance on capital losses for federal purposes and a valuation allowance with respect to certain of our deferred tax assets relating to tax credits in Canada.

For the quarter ended June 30, 2014, the IRS issued to us a notice of proposed adjustments to our taxable income for the years 2007 through 2009. On May 20, 2014 we signed an agreement to settle all positions and close out the examination of our income tax returns for the years 2007 through 2009. As a result, we adjusted our tax balances based on the facts, circumstances, and information available at the reporting date. The resolution of the audit resulted in a federal tax benefit to us of $2.8 million; we also recorded a state tax benefit of $0.5 million. The agreement with IRS also allows us to repatriate up to $5.0 million from our foreign subsidiary without incurring additional U.S. income taxes.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of ASC 350-10, ASU No. 2011-08, Testing Goodwill for Impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect this option, and after assessing the totality of events or circumstances we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. We evaluated goodwill for impairment in the fourth quarter 2013, and concluded that no impairment existed as of December 31, 2013. Additionally, no impairment indicators have been identified during the six months ended June 30, 2014.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.2	47.4	45.0	47.8
Gross profit	54.8	52.6	55.0	52.2
Operating expenses:
Research and development	16.1	15.3	16.2	15.6
Sales and marketing	13.7	12.9	14.1	13.4
General and administrative	8.9	9.2	9.0	9.6
Total operating expenses	38.7	37.4	39.3	38.6
Income from operations	16.1	15.2	15.7	13.6
Other income, net	0.2	0.6	0.3	0.5
Income before provision for (benefit from) income taxes	16.3	15.8	16.0	14.1
Provision for (benefit from) income taxes	(2.5)	0.2	(0.9)	(1.0)
Net income	18.8%	15.6%	16.9%	15.1%

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2014, were $89.0 million and $172.1 million, respectively, and in the same periods of 2013 revenues were $87.9 million and $165.0 million, respectively. For the three- and six-month periods, we experienced year-over-year growth in revenues from three of our primary end-market categories (industrial, consumer and computer), driven by higher unit sales for a wide range of applications including major consumer appliances, LED lighting and desktop computers. The increase was partially offset by lower sales into the communications end market due primarily to lower unit sales for residential-networking applications.

Our net revenue mix by end market for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2014	2013	2014	2013
Communications	15%	21%	17%	21%
Computer	12%	10%	11%	10%
Consumer	38%	34%	37%	35%
Industrial	35%	35%	35%	34%

International sales, consisting of sales outside of the United States of America based on “ship to” customer locations, were $84.8 million and $163.8 million in the three and six months ended June 30, 2014, respectively; in the same periods of 2013 international sales were $82.8 million and $155.9 million, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 80% of our net revenues in both the three and six months ended June 30, 2014, and 81% and 80% for the three and six months ended June 30, 2013, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 78% and 77% of net revenues in the three and six months ended June 30, 2014, respectively; in the same periods of 2013 sales to distributors accounted for 76% and 75%, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

One customer, a distributor of our products, accounted for more than 10% of our net revenues in the three and six months ended June 30, 2014 and 2013, as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2014	2013	2014	2013
Avnet	20%	19%	20%	19%

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$89.0	$87.9	$172.1	$165.0
Gross profit	$48.7	$46.2	$94.7	$86.1
Gross margin	54.8%	52.6%	55.0%	52.2%

The increase in gross margin for the three and six months ended June 30, 2014, compared with the same periods in the prior year was due primarily to: favorable end-market mix, with a greater percentage of revenue coming from sales into higher-margin end markets; cost benefits from higher production volume; and the decline in the value of the Japanese yen versus the U.S. dollar, which decreased the cost of silicon wafers purchased from our Japanese wafer-fabrication foundries.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses (including stock-based compensation) and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$89.0	$87.9	$172.1	$165.0
R&D expenses	$14.4	$13.5	$27.9	$25.8
R&D expenses as a % of net revenue	16.1%	15.3%	16.2%	15.6%

R&D expenses increased in the three and six months ended June 30, 2014, compared to the same periods in 2013, reflecting increased payroll and related expenses (stemming from increased headcount and annual salary increases) and greater expenses associated with engineering materials and equipment depreciation, all in support of product-development efforts to generate continued growth.

Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices.

The table below compares sales and marketing expenses for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$89.0	$87.9	$172.1	$165.0
Sales and marketing expenses	$12.2	$11.4	$24.3	$22.1
Sales and marketing expenses as a % of net revenue	13.7%	12.9%	14.1%	13.4%

Sales and marketing expenses increased in the three and six months ended June 30, 2014, compared to the same periods in 2013, due primarily to increased salary and related expenses reflecting the expansion of our sales and application-support staffs and annual salary increases; these factors were partially offset by lower amortization of acquisition-related intangible assets, as our Concept trade name was fully amortized one month into the current quarter.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$89.0	$87.9	$172.1	$165.0
G&A expenses	$7.8	$8.1	$15.5	$15.8
G&A expenses as a % of net revenue	8.8%	9.2%	9.0%	9.6%

G&A expenses decreased in the three and six months ended June 30, 2014, compared to the same periods in 2013 due primarily to lower legal fees.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and foreign exchange gains or losses. The table below compares other income, net for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$89.0	$87.9	$172.1	$165.0
Other income	$0.2	$0.6	$0.5	$0.8
Other income as a % of net revenue	0.2%	0.6%	0.3%	0.5%

Other income, net decreased in the three and six months ended June 30, 2014, compared to the same periods in 2013. The decrease was due primarily to a gain recognized in the second quarter of 2013 on the sale of investment related assets.

Provision for (benefit from) income taxes. Provision for (benefit from) income taxes represents federal, state and foreign taxes. The table below compares income tax expenses (benefits) for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income before provision for income taxes	$14.5	$13.9	$27.5	$23.1
Provision for (benefit from) income taxes	$(2.2)	$0.2	$(1.6)	$(1.4)
Effective tax rate	(15.1)%	1.3%	(5.7)%	(6.2)%

In the quarter ended June 30, 2014, we reached an agreement with the IRS to settle all positions and close out the examination of our income tax returns for the years 2007 through 2009. As a result, our provision for income tax in the second quarter of 2014 included a one-time benefit of $3.3 million comprising $2.8 million in federal income taxes and interest, and state income taxes of approximately $0.5 million. The one-time benefit includes the reversal of $4.1 million of related unrecognized tax benefits that had been recorded as non-current liabilities in our consolidated balance sheets.
Reflecting the net impact of the benefit, our effective tax rates for the three and six months ended June 30, 2014, were (15.1)% and (5.7)% respectively, compared with 1.3% and (6.2)% for the corresponding periods in 2013. In the three and six months ended June 30, 2014, the effective tax rate was lower than the expected statutory federal income tax rate of 35% primarily due to the audit agreement described in Note 9, Provision for Income Taxes, in our Notes to Condensed Consolidated Financial Statements. The difference between the expected statutory rate of 35% and the Company's effective tax rate for the three and six months ended June 30, 2013, was primarily due to the beneficial impact of the geographic distribution of our world-wide earnings and passage of the American Tax Relief Act of 2012 signed into law on January 2, 2013. The prior year impact of the 2012 Federal research and development tax credit benefit was recorded in the quarter ended March 31, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had $212.4 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $10.3 million from $202.1 million as of December 31, 2013. As of June 30, 2014, we had working capital, defined as current assets less current liabilities, of $240.1 million, an increase of approximately $13.1 million from $227.0 million as of December 31, 2013.

On July 5, 2012, we entered into a credit agreement (the "Credit Agreement") with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015 to April 1, 2017, with all other terms of the Credit Agreement remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, primarily a minimum cash requirement and a debt-to-earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 1, 2017, and all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of June 30, 2014, we had no amounts outstanding under our agreement.

Operating activities generated cash of $42.5 million in the six months ended June 30, 2014. Net income for this period was $29.1 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $7.8 million, $3.4 million and $8.1 million, respectively. Significant changes in assets and liabilities included (1) a $5.3 million decrease in prepaid expenses and other assets due primarily to a decrease in prepaid legal and prepaid income taxes; and (2) a $3.4 million increase in deferred income on sales to distributors, due to increased inventory levels at our distributors reflecting lower-than-expected sales in the first quarter of 2014 and an expectation of higher sales in the second half of 2014. These items were partially offset by: (1) a $8.9 million increase in inventory, reflecting anticipated growth in future quarters; (2) a $4.7 million decrease in taxes payable and accrued liabilities related primarily to the release of reserves attributable to the above-mentioned IRS settlement and the adoption of ASU 2013-11 (see Note 13, Recent Accounting Pronouncements, for details); and (3) a $4.0 million increase in accounts receivable due to the timing of cash receipts in June 2014 compared to December 2013.

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

Our investing activities in the six months ended June 30, 2014, resulted in a $34.6 million net use of cash, consisting primarily of: $24.8 million for the purchases of marketable securities and $9.9 million for purchases of property and equipment, primarily machinery and equipment for production and research and development. Our investing activities in the six months ended June 30, 2013, resulted in a $34.3 million net use of cash, consisting of: (1) $28.4 million, net, for purchases of marketable securities and (2) $6.9 million for purchases of property and equipment, primarily machinery and equipment for our New Jersey facility, building improvements in our San Jose headquarter facility, and an ERP software upgrade.

Our financing activities in the six months ended June 30, 2014, resulted in a $21.7 million net use of cash. Financing activities consisted primarily of $25.7 million for the repurchase of our common stock and $6.1 million for the payment of dividends to stockholders. This cash usage was offset by proceeds of $9.9 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the six months ended June 30, 2013, resulted in net cash proceeds of $10.1 million. Financing activities consisted primarily of proceeds of $14.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $4.7 million for the payment of dividends to stockholders.

In January 2013, our board of directors declared four quarterly cash dividends in the amount of $0.08 per share to be paid to stockholders of record at the end of each quarter in 2013. Quarterly dividend payouts of approximately $2.3 million each were paid on March 29, 2013 and June 28, 2013, and approximately $2.4 million was paid on each of September 30, 2013 and December 31, 2013.

In October 2013, our board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014; payouts of approximately $3.0 million each occurred on March 31, 2014 and June 30, 2014. In April 2014, our board of directors increased the dividend payments for the third and fourth quarters of 2014 to $0.12 per share. The first of these payouts is scheduled to take place on September 30, 2014. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines set by the board. In May 2014 our board of directors authorized the use of an additional $50.0 million for this purpose. In the three months ended June 30, 2014 we purchased 0.5 million shares for a total cost of $25.7 million. As of June 30, 2014, we had $53.8 million available for future stock repurchases. We did not purchase shares in the three-month period ended March 31, 2014, and in the year ended December 31, 2013, as the price of our common stock exceeded the maximum price set forth in the guidelines mentioned above. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

As of June 30, 2014, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $9.0 million. A portion of the tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

In the quarter ended June 30, 2014, we reached an agreement with the IRS to close out the examination of our income tax returns for the years 2007 through 2009 (See Note 9, Provision for Income Taxes, in our Notes to Condensed Consolidated Financial Statements). The agreement will allow us to repatriate up to $5.0 million from our foreign-based subsidiary in future periods without incurring additional U.S. income taxes.

There were no other material changes, other than stated in the liquidity section above, outside of the ordinary course of business in our contractual commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. We expect continued sales growth in our foreign business and plan to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that we intend to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. In 2013, we determined that a portion of our current year earnings of foreign subsidiaries may be remitted in the future to the U.S. for domestic cash flow purposes and, accordingly, provided for the related U.S. taxes in our consolidated financial statements. Currently the majority of our cash and marketable securities are held in the U.S. If we change our intent to invest our undistributed earnings outside the U.S. indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, we would be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2013, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $105.0 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition, ASU 2014-09, Revenue from Contracts with Customers. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the amendments in the first quarter of 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At June 30, 2014, and December 31, 2013, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of June 30, 2014, or December 31, 2013, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of June 30, 2014, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and Euro. We maintain cash denominated in Swiss francs and Euro to fund the operations of our Swiss subsidiary. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and Euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of June 30, 2014, and December 31, 2013, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for those risk factors below designated by an asterisk (*).
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
Some of the factors that could affect our operating results include the following:

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	our products are sold through distributors, which limits our direct interaction with our end customers, which reduces our ability to forecast sales and increases the complexity of our business;

•	competitive pressures on selling prices;

•	the inability to adequately protect or enforce our intellectual property rights;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	earthquakes, terrorists acts or other disasters;

•	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	the ability of our products to penetrate additional markets;

•	the volume and timing of orders received from customers;

•	an audit by the Internal Revenue Service, asserting that we owe additional taxes relating to a number of tax related positions;

•	our ability to attract and retain qualified personnel;

•	risks associated with acquisitions and strategic investments;

•	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change; and

•	interruptions in our information technology systems.

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

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for 77% of net revenues in the six months ended June 30, 2014, and 75% in the twelve months ended December 31, 2013. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for the six months ended June 30, 2014, and 95% for the year ended December 31, 2013. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. We have supply arrangements for the production of wafers with Lapis, Renesas, X-FAB and Epson. Our contracts with these suppliers expire on varying dates, with the earliest to expire in December 2014. Although some aspects of our relationships with Lapis, Renesas, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Lapis, Renesas, X-FAB and Epson in the future, and that the wafer foundries' capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Lapis, Renesas, X-FAB or Epson could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 60% of our net revenues in the six months ended June 30, 2014, and 59% in the year ended December 31, 2013. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

*Audits of our tax returns and potential future changes in tax laws may increase the amount of taxes we are required to pay. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the IRS and state, local and foreign tax authorities. In addition, the United States, countries in Asia and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational companies. These potential changes could adversely affect our effective tax rates or result in other costs to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2012, our board of directors authorized, and we announced, the use of $50.0 million for the repurchase of our common stock. Repurchases are executed according to pre-defined price/volume guidelines set by the board of directors. In May 2014 our board of directors authorized the use of an additional $50.0 million for this purpose. In the first quarter of 2014, we did not purchase any common stock under the program due to the then current stock price levels, which exceeded the pre-defined price guidelines mentioned above. In the three months ended June 30, 2014 we purchased 0.5 million shares for a total cost of $25.7 million. As of June 30, 2014, we had $53.8 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors. Our second quarter stock repurchases are disclosed below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
April 1, 2014 to April 30, 2014	—	$—	—	$29.5
May 1, 2014 to May 31, 2014*	430,000	$49.62	430,000	$58.2
June 1, 2014 to June 30, 2014	85,600	$51.34	85,600	$53.8
Total	515,600		515,600
______________________________________
* In May 2014 our board of directors authorized, and we announced, the use of an additional $50.0 million.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	July 31, 2014	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K filed on February 29, 2012, SEC File No. 000-23441.)

3.2	Amended and Restated Bylaws. (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K filed on April 26, 2013, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	Second Amendment to Credit Agreement, dated April 1, 2014, by and between Power Integrations, Inc., Union Bank N.A. and Wells Fargo Bank, National Association.*

10.2	Compensation arrangement with Balu Balakrishnan (described in Item 5 of Part II of our Quarterly Report on Form 10-Q filed on May 5, 2014, SEC File No. 000-23441, and incorporated by reference here).

10.3	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan.*

10.4	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and John Tomlin.*

10.5	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker.*

10.6	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Doug Bailey.*

10.7	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Ben Sutherland.*

10.8	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar.*

10.9	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Wolfgang Ademmer.*

10.10	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Mike Matthews.*

10.11	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

All references in the table above to previously filed documents or descriptions are incorporating those documents and descriptions by reference thereto.
_____________

*	Filed as the same numbered exhibit of our Quarterly Report on Form 10-Q filed on May 5, 2014, SEC File No. 000-23441, and incorporated by reference here.

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