Form 10-Q/A
period 2014-03-31
POWER INTEGRATIONS INC
filed 2014-09-19
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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
________________________________________________________________________
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

EXPLANATORY NOTE

Power Integrations, Inc. filed its Quarterly Report on Form 10-Q for the period ended March 31, 2014, on May 5, 2014 (the “Original Filing”). Power Integrations is filing this Amendment No. 1 on Form 10-Q/A to refile Exhibit 10.2 thereto. This Amendment No. 1 on Form 10-Q/A does not reflect subsequent events occurring after the filing date of the Original Filing or modify or update any disclosures made in the Original Filing, except as described above.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	September 19, 2014	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS TO FORM 10-Q/A

EXHIBIT NUMBER	DESCRIPTION

10.2	Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

_____________

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.