Form 10-K
period 2014-12-31
POWER INTEGRATIONS INC
filed 2015-02-10
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of registrant's voting and non-voting common stock held by non-affiliates of registrant on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.6 billion, based upon the closing sale price of the common stock as reported on The NASDAQ Global Select Market. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Outstanding shares of registrant's common stock, $0.001 par value, as of January 30, 2015: 29,331,133.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the 2015 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including information incorporated by reference herein, includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of words such as “would”, “could”, “will”, “may”, “expect”, “believe”, “anticipate”, “if”, “future”, “intend”, “plan”, “estimate”, “potential”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if demand for our products declines in our major end markets, our net revenues will decrease; we depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, Swiss franc and Euro, may impact our gross margin or net income; audits of our tax returns and potential future changes in tax laws may increase the amount of taxes we are required to pay; we are engaged in intellectual property litigation, and if the outcome is unfavorable to us, it could result in significant losses and the right to use some of our technologies; and the other risks factors described in Item 1A of Part I -- “Risk Factors” of this Form 10-K. We make these forward looking statements based upon information available on the date of this Form 10-K, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I -- “Risk Factors,” Item 7 of Part II -“Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

A large percentage of our products are ICs used in AC-DC power supplies, which convert high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computers, entertainment and networking equipment, appliances, utility meters, industrial controls and LED lights. Our highly integrated IC products incorporate high-voltage transistors (MOSFETs) and low-voltage control circuitry on either a monolithic die or in a hybrid configuration (i.e., separate MOSFETs and controllers side-by-side in a single package). We believe our patented TOPSwitch ICs, introduced in 1994, were the first highly integrated ICs to achieve widespread acceptance in the power-supply market. We have since introduced additional product families to broaden our addressable market and increase the functionality of our products; we currently offer IC products that can be used in power supplies with output wattages up to approximately 500 watts.

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

Switchers are generally smaller, lighter-weight and more energy-efficient than linear transformers. However, switchers designed with discrete components are highly complex, containing numerous components and requiring a high level of analog design expertise. Further, the complexity and high component count of discrete switchers make them relatively costly, difficult to manufacture and prone to failures. Also, some discrete switchers lack inherent safety and energy-efficiency features; adding these features may further increase the component count, cost and complexity of the power supply.

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

•Wide Power Range and Scalability

Products in our current IC families can address AC-DC power supplies with output power up to approximately 500 watts as well as some high-voltage DC-DC applications; our Concept IGBT drivers are used in applications with power levels as high as one gigawatt. Within each of our product families, the designer can scale up or down in power to address a wide range of designs with minimal design effort.

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

In response to concerns about the environmental impact of carbon emissions, policymakers are taking action to promote energy efficiency. For example, the ENERGY STAR® program and the European Union Code of Conduct encourage manufacturers of electronic devices to comply with voluntary energy-efficiency specifications. In 2007 the California Energy Commission, or CEC, implemented mandatory efficiency standards for external power supplies. The CEC standards were implemented nationwide in the U.S. in July 2008 as a result of the Energy Independence and Security Act of 2007, or EISA; these federal standards are scheduled to tighten in 2016. Similar standards for external power supplies took effect in the European Union in 2010 as part of the EU's EcoDesign Directive for Energy-Related Products.

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

We believe we offer products that enable manufacturers to meet or exceed these regulations, and all other such regulations of which we are aware. Our EcoSmart technology, introduced in 1998, dramatically reduces waste in both operating and standby modes; we estimate that this technology has saved billions of dollars' worth of standby power worldwide since 1998. In 2010 we introduced our CapZero and SenZero IC families, which eliminate additional sources of standby waste in some power supplies; we have also introduced a range of product families designed specifically for LED-lighting applications.

Products

Below is a brief description of our products:

•AC-DC power conversion products

TOPSwitch, our first commercially successful product family, was introduced in 1994. Since that time we have introduced a wide range of products (such as our TinySwitch, LinkSwitch, Hiper and InnoSwitch families) to increase the level of integration, improve upon the functionality of the original TOPSwitch and broaden the range of power levels we can address. In January 2015 we further expanded our product portfolio with the acquisition of Cambridge Semiconductor Ltd., a producer of controller ICs for low-power AC-DC applications. Since 2010 we have also introduced products designed specifically for LED-lighting applications, including our LYTSwitch family.

In 2010 we introduced our CapZero and SenZero families, which reduce standby-power consumption in certain applications by eliminating waste caused by so-called bleed resistors and sense resistors. Also, by virtue of our 2010 acquisition of Qspeed Semiconductor, we offer a range of high-performance, high-voltage diodes known as Qspeed diodes. Qspeed diodes utilize a proprietary silicon technology to provide a unique combination of high efficiency and low noise, as well as high-frequency operation, which reduces the cost and size of magnetic components in a power supply.

This portfolio of power-conversion products generally addresses power supplies ranging from less than one watt of output up to approximately 500 watts of output, a market we refer to as the “low-power” market. This market consists of an extremely broad range of applications including mobile-device chargers, consumer appliances, utility meters, LCD monitors, main and standby power supplies for desktop computers and TVs, LED lamps, and numerous other consumer and industrial applications.

•IGBT drivers

As a result of our May 2012 acquisition of Concept, we offer a range of IGBT-driver products sold primarily under the SCALE and SCALE-2 product-family names. These products are fully assembled circuit boards incorporating multiple ICs, electrical isolation components and other circuitry. We offer both ready to operate “plug-and-play” drivers designed specifically for use with particular IGBT modules, as well as “driver cores,” which provide more basic driver functionality that customers can customize to their own specifications after purchase. In addition, we offer custom made drivers based on our Scale technology.

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

Other Product Information

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, Hiper, Qspeed, InnoSwitch, Scale-I, Scale-II, Scale-III, Peakswitch, Capzero, Chiphy, CONCEPT, Concept A Power Integrations Company and PI Expert are trademarks of Power Integrations, Inc.

End Markets and Applications

Our net revenues consist primarily of sales of the products described above. When evaluating our net revenues, we categorize our sales into the following four major end-market groupings: communications, computer, consumer, and industrial electronics. The table below provides the approximate mix of our net sales by end market:

	Year Ended December 31,
End Market	2014	2013	2012
Communications	18%	21%	24%
Computer	10%	10%	12%
Consumer	37%	35%	36%
Industrial electronics	35%	34%	28%

Our products are used in a vast range of power-conversion applications in the above-listed end-market categories. The following chart lists the most prominent applications for our products in each category.

Market Category	Primary Applications
Communications	Mobile phones, routers, cordless phones, broadband modems, voice-over-IP phones, other network and telecom gear
Computer	Desktop PCs, LCD monitors, servers, LCD projectors, adapters for notebook computers
Consumer	Major and small appliances, air conditioners, TV set-top boxes, digital cameras, TVs, video-game consoles
Industrial electronics
LED lighting, industrial controls, utility meters, motor controls, uninterruptible power supplies, tools, industrial motor drives, renewable energy systems, electric locomotives, high-voltage DC transmission systems

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power supply manufacturers through our direct sales staff and a worldwide network of independent sales representatives and distributors. We have sales offices in the United States, Switzerland, United Kingdom, Germany, Italy, India, China, Japan, Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 25%, 25% and 26% of our net product revenues for 2014, 2013 and 2012, respectively, while sales to and through distributors accounted for approximately 75%, 75% and 74% for 2014, 2013 and 2012, respectively. Most of our distributors are entitled to return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements, and sales representatives and distributors can discontinue marketing our products at any time.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 59%, 59% and 64% of our net revenues for 2014, 2013 and 2012, respectively.

The following distributors accounted for 10% or more of total net revenues in 2014, 2013 and 2012:

	Year Ended December 31,
Customer	2014	2013	2012
Avnet	19%	19%	20%
ATM Electronic Corporation	*	*	12%
___________________________
* Total customer revenue was less than 10% of net revenues

No other customers accounted for more than 10% of net revenues in these periods.

In 2014, 2013 and 2012 sales to customers in the United States accounted for approximately 5% of our net revenues in each of the respective years, and sales to customers outside of the United States accounted for approximately 95% of our net revenues in the same periods. See Note 6, “Significant Customers and International Sales,” in our Notes to Consolidated Financial Statements regarding sales to customers located in foreign countries. See our consolidated financial statements regarding total revenues and profit for the last three fiscal years.

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

In 2014, 2013 and 2012, we incurred costs of $55.0 million, $51.7 million and $45.7 million, respectively, for research and development. R&D expenses increased in 2014 compared to 2013, driven primarily by increased payroll and related expenses as a result of increased headcount, due mainly to the expansion of our product-development efforts. Research and development expenses increased in 2013 compared to the prior year due primarily to the May 2012 acquisition of Concept, which affected our results for the full year in 2013 but was only included in our results for eight months of 2012. (See Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details).

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual-property rights. As of December 31, 2014, we held 724 U.S. patents and had received foreign patent protection on these patents resulting in 434 foreign patents. The U.S. patents have expiration dates ranging from 2016 to 2033. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, Europe and Japan.

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

Long-lived Assets

Our long-lived assets consist of property and equipment and intangible assets. Our intangible assets consist of developed and in-process technology, licenses, patents, customer relationships, trade name, domain name and goodwill. Our long-lived assets, including property and equipment and intangible assets, are located in the United States and in foreign countries; U.S. long-lived assets represented 40% in 2014, 2013 and 2012. Long-lived assets held outside of the United States represented 60% in 2014, 2013 and 2012. In 2014, 2013 and 2012 the majority of our long-lived assets were located in foreign countries, primarily Switzerland, which held approximately 31%, 33% and 33%, respectively, of our long-lived assets. See Note 2, Summary of Significant Accounting Policies, in our notes to consolidated financial statements regarding total property and equipment located in foreign countries.

Manufacturing

We contract with four foundries for the manufacture of the vast majority of our silicon wafers: (1) ROHM Lapis Semiconductor Co., Ltd., or Lapis, (formerly OKI Electric Industry), (2) Seiko Epson Corporation, or Epson, (3) X-FAB Semiconductor Foundries AG, or X-FAB, and (4) Renesas Electronics Corporation (RSMC), or Renesas (through its subsidiary Renesas Electronics America, Inc.). These contractors manufacture wafers using our proprietary high-voltage process technologies at fabrication facilities located in Japan, Germany and the United States. For a small number of our products, we also buy wafers manufactured in Singapore by Global Foundries using a standard, non-proprietary process to implement some integrated control circuits for use in combination with our proprietary high-voltage MOSFETs.

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

Our proprietary high-voltage processes do not require leading-edge geometries for them to be cost-effective, and can therefore use our foundries' older, low-cost facilities for wafer manufacturing. However, because of our highly sensitive high-voltage process, we must interact closely with our foundries to achieve satisfactory yields. Our wafer supply agreements with Lapis, Epson, X-FAB and Renesas expire in April 2018, December 2020, December 2020 and December 2014, respectively. (The contract with Renesas is currently being renegotiated and is expected to be finalized in the first quarter of 2015; until that time we are operating under the terms of the expired contract.) Under the terms of the Lapis agreement, Lapis has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Lapis and us. In addition, Lapis requires us to supply them with a rolling six-month forecast on a monthly basis. Our agreement with Lapis provides for the purchase of wafers in U.S. dollars, with mutual sharing of the impact of the fluctuations in the exchange rate between the Japanese yen and the U.S. dollar. Under the terms of the Epson agreement, Epson has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Epson and us. The agreement with Epson also requires us to supply rolling six-month forecasts on a monthly basis, to provide for the purchase of wafers in U.S. dollars and to share the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the Renesas agreement and X-FAB agreement, both foundries have agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by each of these foundries and us. The agreements with Renesas and X-FAB also require us to supply them with rolling six-month forecasts on a monthly basis. Our purchases of wafers from Renesas and X-FAB are denominated in U.S. dollars.

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

Employees

As of December 31, 2014, we employed 590 full-time personnel, consisting of 95 in manufacturing, 189 in research and development, 252 in sales, marketing and applications support, and 54 in finance and administration.

Investor Information

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing this material electronically or otherwise furnishing it to the SEC. Investors may obtain free electronic copies or request paper copies of these reports via the “for investors” section of our website, http://investors.power.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. The reports filed with the SEC are also available at www.sec.gov.

Our corporate governance guidelines, the charters of our board committees, and our code of business conduct and ethics, including ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers, are also available via the investor website listed above. These items are also available in print to any stockholder who requests them by calling (408) 414-9200.

Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997.

Executive Officers of the Registrant

As of January 30, 2015, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	60
Wolfgang Ademmer	Vice President, High-Power Products	47
Douglas Bailey	Vice President, Marketing	48
Radu Barsan	Vice President, Technology	62
David "Mike" Matthews	Vice President, Product Development	50
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	55
Ben Sutherland	Vice President, Worldwide Sales	43
John Tomlin	Vice President, Operations	67
Clifford Walker	Vice President, Corporate Development	63

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

Radu Barsan has served as our vice president of technology since January 2013, leading our foundry engineering, technology development and quality organizations. Prior to joining Power Integrations, Mr. Barsan served as chairman and CEO at Redfern Integrated Optics, Inc., a supplier of single frequency narrow linewidth lasers, modules, and subsystems, from 2001 to 2013, where he was responsible for overseeing the operations of Redfern Integrated Optics. Previously, he served in a succession of engineering-management and technology-development roles at Phaethon Communications, Inc., a photonics technology company, Cirrus Logic, Inc., a high-precision analog and digital signal processing company, Advanced Micro Devices, a semiconductor design company, Cypress Semiconductor, Inc., a semiconductor company and Microelectronica a distributor of electronic components. Mr. Barsan has more than 30 years of commercial experience in semiconductor and optical components development, engineering and operations.

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
Some of the factors that could affect our operating results include the following:

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	our products are sold through distributors, which limits our direct interaction with our end customers, which reduces our ability to forecast sales and increases the complexity of our business;

•	competitive pressures on selling prices;

•	the inability to adequately protect or enforce our intellectual property rights;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	earthquakes, terrorists acts or other disasters;

•	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	the ability of our products to penetrate additional markets;

•	the volume and timing of orders received from customers;

•	audits by the Internal Revenue Service, and potential future changes in tax laws may increase the amount of taxes we are required to pay;

•	our ability to attract and retain qualified personnel;

•	risks associated with acquisitions and strategic investments;

•	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change; and

•	interruptions in our information technology systems.

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

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for 75% of net revenues in both the years ended December 31, 2014, and December 31, 2013. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2016 to 2033. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

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
If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies.  We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 10, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements.  For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued in an ongoing case for patent infringement. Should we ultimately be determined to be infringing another party's patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed.  We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.  Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for both the years ended December 31, 2014, and December 31, 2013. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

Fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, Swiss franc and euro, may impact our gross margin and net income. Our exchange rate risk related to the Japanese yen includes two of our major suppliers, Epson and Lapis, with which we have wafer supply agreements based in U.S. dollars; however, these agreements also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between Power Integrations and each of these suppliers. We completed the acquisition of Concept (located in Biel, Switzerland) in the second quarter of 2012. We maintain cash denominated in Swiss francs and euros to fund the operations of our Swiss subsidiary. The functional currency of our Swiss subsidiary is the U.S. dollar; gains and losses arising from the re-measurement of non-functional currency balances are recorded in other income in our consolidated statements of income, and material unfavorable exchange-rate fluctuations with the Swiss franc could negatively impact our net income.

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. We have supply arrangements for the production of wafers with Lapis, Renesas, X-FAB and Epson. Our contracts with these suppliers expire on varying dates, with the earliest having expired as of December 2014, which was Renesas (the contract with Renesas is currently being renegotiated and is expected to be finalized in the first quarter of 2015, until that time we are operating under the terms of the expired contract). Although some aspects of our relationships with Lapis, Renesas, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Lapis, Renesas, X-FAB and Epson in the future, and that the wafer foundries' capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Lapis, Renesas, X-FAB or Epson could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 59% of our net revenues in both the years ended December 31, 2014, and December 31, 2013. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

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
Our inability to successfully integrate, or realize the expected benefits from, our acquisitions could adversely affect our results. We have made, and in the future intend to make, acquisitions of other businesses, such as Cambridge Semiconductor Limited and Concept, and with these acquisitions there is a risk that integration difficulties may cause us not to realize expected benefits. The success of the acquisitions could depend, in part, on our ability to realize the anticipated benefits and cost savings (if any) from combining the businesses of the acquired companies and our business, which may take longer to realize than expected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California. We also own a research and development facility in New Jersey, which was purchased in 2010 in connection with our acquisition of an early-stage research and development company, and a test facility in Biel, Switzerland which was acquired in connection with our acquisition of Concept. We lease administrative office space in Singapore and Switzerland, a research and development facility in Canada and a design center in Germany, in addition to sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our company; however, if headcount increases above capacity we may need to lease additional space.

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

	Price Range
Year Ended December 31, 2014	High	Low
Fourth quarter	$54.96	$42.78
Third quarter	$60.25	$51.69
Second quarter	$66.60	$47.23
First quarter	$67.16	$54.94

Year Ended December 31, 2013	High	Low
Fourth quarter	$57.28	$51.40
Third quarter	$56.45	$41.16
Second quarter	$45.18	$38.28
First quarter	$44.65	$34.07

As of January 30, 2015, there were approximately 39 stockholders of record.  Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

In October 2013, our board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014; payouts of approximately $3.0 million each occurred on March 31, 2014, and June 30, 2014. In April 2014, our board of directors increased the dividend payments for the third and fourth quarters of 2014 to $0.12 per share; these quarterly payouts of approximately $3.6 million and $3.5 million were made on September 30, 2014, and December 31, 2014. In 2013 we paid quarterly dividends of $0.08 per share, which resulted in cash payouts of approximately $2.3 million to $2.4 million per quarter. In January 2015, our board of directors extended the $0.12 quarterly dividend through each quarter in 2015. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, subject to pre-defined price/volume guidelines. In 2012, we purchased approximately 0.7 million shares for $20.5 million under this stock repurchase program. No shares were purchased in the twelve months ended December 31, 2013, due to the stock price levels exceeding the pre-defined price guidelines mentioned above. In 2014 our board of directors authorized the use of an additional $75.0 million for this purpose. In the twelve months ended December 31, 2014, we purchased 1.6 million shares for $80.8 million. As of December 31, 2014, we had $23.7 million available for future stock repurchases. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
October 1, 2014 to October 31, 2014	564,602	$48.09	564,602	$32.1
November 1, 2014 to November 30, 2014	153,831	$51.04	153,831	$24.3
December 1, 2014 to December 31, 2014	9,983	$49.81	9,983	$23.7
Total	728,416		728,416

Performance Graph(1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2009 through December 31, 2014, for (a) our common stock, (b) The NASDAQ Composite Index and (c) The NASDAQ Electronic Components Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/09	12/10	12/11	12/12	12/13	12/14
Power Integrations, Inc.	100.00	111.10	92	94	157	147
NASDAQ Composite	100.00	118	118.70	139.00	197	224
NASDAQ Electronic Components	100.00	116	105	104	144	191
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

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. We derived the selected consolidated balance sheet data as of December 31, 2014 and 2013, and the consolidated statements of income (loss) data for the years ended December 31, 2014, 2013 and 2012, from our audited consolidated financial statements, and accompanying notes, in this Annual Report on Form 10-K. In the year ended December 31, 2012, we incurred charges related to our investment in SemiSouth Laboratories (see Note 12, Transactions With Third Party, in our notes to consolidated financial statements), and from our settlement with the IRS related to the examination of our tax returns for the years 2003 through 2006 (refer to Note 8, Provision for Income Taxes, in our notes to consolidated financial statements). The consolidated statements of income (loss) data for each of the years ended December 31, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010, are derived from our audited consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period. Our selected financial data is presented below (in thousands, except per share data).

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Statements of Income (Loss):
Net revenues	$348,797	$347,089	$305,370	$298,739	$299,803
Cost of revenues	159,227	163,853	154,868	158,093	147,262
Gross profit	189,570	183,236	150,502	140,646	152,541
Operating expenses:
Research and development	54,981	51,654	45,709	40,295	35,886
Sales and marketing	47,796	45,466	37,998	32,624	31,167
General and administrative	30,997	32,050	30,243	24,508	25,562
Charge related to SemiSouth	—	—	25,200	—	—
Total operating expenses	133,774	129,170	139,150	97,427	92,615
Income from operations	55,796	54,066	11,352	43,219	59,926
Other income (expense):
Other income, net	1,018	1,361	1,611	1,876	1,879
Charge related to SemiSouth	—	—	(33,745)	—	—
Total other income (expense)	1,018	1,361	(32,134)	1,876	1,879
Income (loss) before provision for (benefit from) income taxes	56,814	55,427	(20,782)	45,095	61,805
Provision for (benefit from) income taxes	(2,730)	(1,839)	13,622	10,804	12,341
Net income (loss)	$59,544	$57,266	$(34,404)	$34,291	$49,464
Earnings (loss) per share:
Basic	$1.99	$1.95	$(1.20)	$1.20	$1.78
Diluted	$1.93	$1.88	$(1.20)	$1.14	$1.67
Shares used in per share calculation:
Basic	29,976	29,421	28,636	28,609	27,837
Diluted	30,829	30,420	28,636	29,964	29,556
Dividend per share	$0.44	$0.32	$0.20	$0.20	$0.20

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$60,708	$92,928	$63,394	$139,836	$155,667
Short-term marketable securities	114,575	109,179	31,766	40,899	27,355
Cash, cash equivalents and short-term marketable securities	$175,283	$202,107	$95,160	$180,735	$183,022
Working capital	$210,752	$227,004	$124,297	$216,079	$210,664
Total assets	$493,663	$501,421	$399,130	$432,919	$433,070
Long-term liabilities	$7,827	$14,317	$17,514	$34,368	$29,580
Stockholders' equity	$430,676	$436,686	$341,049	$364,529	$352,644

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

Our net revenues were $348.8 million, $347.1 million and $305.4 million in 2014, 2013 and 2012, respectively. In 2014 revenue increased by $1.7 million, due primarily to growth in three of our primary end-market categories (consumer, industrial and computer), driven by higher unit sales for a range of applications including consumer appliances, industrial motor drives and desktop computers. The increase was partially offset by lower sales into the communications end market due primarily to lower unit sales for residential-networking applications and cellphone chargers. The increase in revenues from 2012 to 2013 was due in part to the inclusion of the former Concept business for the full year (compared to only eight months in 2012), and also reflected higher unit sales into the industrial, consumer and computing end markets, particularly for applications such as consumer appliances, industrial controls, LED lighting, industrial motor drives, renewable-energy systems and desktop PCs.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 59%, 59% and 64% of our net revenues for 2014, 2013 and 2012, respectively. Our top two customers, both distributors of our products, collectively accounted for approximately 28% of our net revenues for 2014, 28% for 2013 and 32% in 2012. In 2014, 2013 and 2012, international sales made up 95% of net revenues.

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

Our gross profit, defined as net revenues less cost of revenues, was $189.6 million, or 54% of net revenues, in 2014, compared to $183.2 million, or 53% of net revenues in 2013, and $150.5 million, or 49% of net revenues, in 2012. The increase in 2014 was due primarily to: a favorable end-market mix, with a greater percentage of revenue coming from higher-margin end markets; a decline in the value of the Japanese yen versus the U.S. dollar, which decreased the cost of silicon wafers purchased from our Japanese wafer-fabrication foundries; and unit cost benefits resulting from higher production volumes. The increase in gross margin from 2012 to 2013 was due primarily to lower manufacturing costs stemming from a combination of internal cost-reduction initiatives, unit-cost benefits from higher production volumes, the decline in the value of the Japanese yen versus the U.S. dollar and a more favorable end-market mix.

Total operating expenses in 2014, 2013 and 2012 were $133.8 million, $129.2 million and $139.2 million, respectively. Operating expenses increased in 2014 compared to the prior year as a result of higher research and development expenses, including increased headcount as well as greater engineering-materials and equipment-depreciation expenses, all in support of our product-development efforts. Sales and marketing expenses also increased, due primarily to the expansion of our sales and application-support staffs, which resulted in higher salary and related expenses. Operating expenses decreased in 2013 from 2012 because in 2012 we recognized impairment charges associated with our investment in SemiSouth Laboratories, including the write-off of $10.0 million for a prepaid royalty and $15.2 million related to a payment under a loan guarantee for SemiSouth. (Refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements, for details on the impairment). The decrease in 2013 was partially offset by higher salary and intangible asset amortization expenses associated with the former Concept business, reflecting its inclusion for the full year of 2013 compared to only eight months in 2012. (Refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details).

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 75% of our net product sales were made to distributors in 2014. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and require letters of credit whenever deemed necessary.

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

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to these distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2014 and 2013, was approximately $25.0 million and $25.5 million, respectively. The total deferred cost as of December 31, 2014 and 2013, was approximately $9.8 million and $9.8 million, respectively.

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

As of December 31, 2014, we continue to maintain a valuation allowance on our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in Canada and the state of New Jersey as well as Federal capital loss carryforwards.

On May 20, 2014, we signed an agreement to settle all positions and close out the examination of our income tax returns for the years 2007 through 2009. As a result, we adjusted our tax balances based on the facts, circumstances, and information available at the reporting date. The resolution of the audit resulted in a federal tax benefit to us of $2.8 million; we also recorded a state tax benefit of $0.5 million. The agreement with IRS also allowed us to repatriate up to $5.0 million from our foreign subsidiary without incurring additional U.S. income taxes.

We engage in qualifying activities for R&D credit purposes.  The Tax Increase Prevention Act of 2014 was signed into law on December 19, 2014, to extend the federal research and development credit for 2014.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of ASC 350-10, ASU No. 2011-08, Testing Goodwill for Impairment, beginning in the first quarter of 2012 we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, we elect this option and after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. We evaluated goodwill for impairment in the fourth quarters of 2014 and 2013, and concluded that no impairment existed as of December 31, 2014, and December 31, 2013.

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

	Year Ended December 31,
	Amount			Increase (Decrease)		Percent of Net Revenues
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012	2014	2013	2012
Total net revenues	$348,797	$347,089	$305,370	$1,708	$41,719	100.0%	100.0%	100.0%
Cost of revenues	159,227	163,853	154,868	(4,626)	8,985	45.7	47.2	50.7
Gross profit	189,570	183,236	150,502	6,334	32,734	54.3	52.8	49.3
Operating expenses:
Research and development	54,981	51,654	45,709	3,327	5,945	15.8	14.9	15.0
Sales and marketing	47,796	45,466	37,998	2,330	7,468	13.7	13.1	12.4
General and administrative	30,997	32,050	30,243	(1,053)	1,807	8.9	9.2	9.9
Charge related to SemiSouth	—	—	25,200	—	(25,200)	—	—	8.3
Total operating expenses	133,774	129,170	139,150	4,604	(9,980)	38.4	37.2	45.6
Income from operations	55,796	54,066	11,352	1,730	42,714	16.0	15.6	3.7
Other income (expense)
Charge related to SemiSouth	—	—	(33,745)	—	33,745	—	—	(11.1)
Other income, net	1,018	1,361	1,611	(343)	(250)	0.3	0.4	0.6
Total other income (expense)	1,018	1,361	(32,134)	(343)	33,495	0.3	0.4	(10.5)

Income (loss) before provision for (benefit from) income tax	56,814	55,427	(20,782)	1,387	76,209	16.3	16.0	(6.8)
Provision for (benefit from) income taxes	(2,730)	(1,839)	13,622	(891)	(15,461)	(0.8)	(0.5)	4.5
Net income (loss)	$59,544	$57,266	$(34,404)	$2,278	$91,670	17.1%	16.5%	(11.3)%

Comparison of Years Ended December 31, 2014, 2013 and 2012

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. In 2014 revenue increased by $1.7 million, due primarily to growth in three of our primary end-market categories (consumer, industrial and computer), driven by higher unit sales for a range of applications including consumer appliances, industrial motor drives and desktop computers. The increase was partially offset by lower sales into the communications end market due primarily to lower unit sales for residential-networking applications and cellphone chargers.

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

Our net revenue mix by the end markets served in 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
End Market	2014	2013	2012
Communications	18%	21%	24%
Computer	10%	10%	12%
Consumer	37%	35%	36%
Industrial electronics	35%	34%	28%

Sales to customers outside of the United States were $332.8 million in 2014, compared to $328.5 million in 2013 and $289.5 million in 2012, representing approximately 95% of net revenues in each of 2014, 2013 and 2012. Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region accounted for approximately 80% of our net revenues in 2014, 81% in 2013 and 82% in 2012. We expect international sales to continue to account for a large portion of our net revenues.

Distributors accounted for 75% of our net product sales for the years ended December 31, 2014 and 2013, and 74% of our net product sales for the year ended December 31, 2012, with direct sales to OEMs and power supply manufacturers accounting for the remainder in each of the corresponding years. In 2014 and 2013, one distributor, Avnet, accounted for more than 10% of revenues. In 2012, two distributors, Avnet and ATM Electronic Corporation, each accounted for more than 10% of revenues. The table below includes net revenues from each of these customers for the three years ended December 31, 2014.

	Year Ended December 31,
Customer	2014	2013	2012
Avnet	19%	19%	20%
ATM Electronic Corporation	*	*	12%
________________________
* Total customer revenue was less than 10% of net revenues

No other customers accounted for 10% or more of net revenues during these years.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Net revenues	$348.8	$347.1	$305.4
Gross profit	$189.6	$183.2	$150.5
Gross margin	54.3%	52.8%	49.3%

The increase in gross margin from 2013 to 2014 was due primarily to: a favorable end-market mix, with a greater percentage of revenue coming from higher-margin end markets; a continued decline in the value of the Japanese yen versus the U.S. dollar, which decreased the cost of silicon wafers purchased from our Japanese wafer-fabrication foundries; and unit cost benefits from higher production volumes. The increase in gross margin from 2012 to 2013 was due primarily to lower manufacturing costs stemming from a combination of internal cost-reduction initiatives, unit-cost benefits from higher production volumes, the decline in the value of the Japanese yen versus the U.S. dollar and a more favorable end-market mix.

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The table below compares R&D expenses for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Net revenues	$348.8	$347.1	$305.4
R&D expenses	$55.0	$51.7	$45.7
R&D expenses as a % of net revenues	15.8%	14.9%	15.0%

R&D expenses increased in 2014 compared to 2013, driven primarily by increased payroll and related expenses as a result of increased headcount, due mainly to the expansion of our product-development efforts. We also increased outside-service expenses related to product design and development. The R&D increase was partially offset by lower stock-based compensation expense, reflecting the fact that our 2014 performance-based stock awards failed to vest due to our 2014 performance. R&D expenses increased in 2013 compared to 2012, driven primarily by increased payroll and related expenses as a result of increased headcount, due mainly to our acquisition of Concept in May 2012. In addition, we expanded our product-development efforts resulting in increased outside-service expenses related to product design and development.
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of acquired intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Net revenues	$348.8	$347.1	$305.4
Sales and marketing expenses	$47.8	$45.5	$38.0
Sales and marketing expenses as a % of net revenue	13.7%	13.1%	12.4%

Sales and marketing expenses increased in 2014 compared to 2013, due primarily to increased salary and related expenses reflecting the expansion of our sales and application-support staffs. This increase was partially offset by lower amortization of acquisition-related intangible assets, as our Concept trade name was fully amortized in the second quarter of 2014. The increase in sales and marketing expenses in 2013 compared to 2012 was due primarily to the acquisition of Concept in May of 2012, which in turn resulted in higher payroll and related expenses including stock-based compensation expense, as well as increased amortization expenses related to acquired intangible assets. The expansion of our sales force also contributed to the year-over-year increase, as did higher marketing expenses, which increased due to the development of marketing materials for the Concept IGBT-driver product line as well as trade-show attendance.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Net revenues	$348.8	$347.1	$305.4
G&A expenses	$31.0	$32.1	$30.2
G&A expenses as a % of net revenue	8.9%	9.2%	9.9%

G&A expenses decreased in 2014 compared to 2013 due primarily to lower stock-based compensation expense, reflecting the fact that our 2014 performance-based stock awards failed to vest due to our 2014 performance. In addition, we incurred lower legal expenses as a result of lower patent fees and general legal fees, partially offset by increased outside service fees related to our acquisition in January 2015 of Cambridge Semiconductor Ltd. ("CamSemi"), a UK company (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements for details). G&A expenses increased in 2013 compared to 2012 due primarily to increased headcount year-over-year, due primarily to our acquisition of Concept in May of 2012, which resulted in increased payroll and related expenses, including stock-based compensation expense. The increase was partially offset by decreased legal expenses related to patent litigation (refer to Note 10, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements for details), and a decrease in professional-service expenses following elevated expenses in 2012 in conjunction with the Concept acquisition and our audit settlement with the IRS.

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

Other income/expense, net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses, in addition to an impairment charge related to SemiSouth. The table below compares other income, net for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Net revenues	$348.8	$347.1	$305.4
Other income (expense)	$1.0	$1.4	$(32.1)
Other income as a % of net revenue	0.3%	0.4%	(10.5)%

Other income/expense decreased in 2014 compared to 2013 due to a 2013 gain realized for the sale of assets related to SemiSouth, partially offset by increased interest income in 2014. Other income/expense increased in 2013 compared to 2012, due primarily to a charge of $33.7 million in 2012 related to SemiSouth, comprising the write-off of $6.7 million of lease receivables, $7.0 million of preferred stock, a promissory note (net of imputed interest) in the amount of $13.2 million, $6.2 million for a purchase option, and other assets of $0.6 million. Refer to Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements for details on the SemiSouth impairment. In addition, in 2013 we had the above-mentioned other income of $0.5 million gain for the sale of assets related to SemiSouth.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Income (loss) before provision for (benefit from) income taxes	$56.8	$55.4	$(20.8)
Provision for (benefit from) income taxes	$(2.7)	$(1.8)	$13.6
Effective tax rate	(4.8)%	(3.3)%	(65.5)%

In 2014, our effective tax rate was impacted by an agreement reached with the Internal Revenue Service to conclude the examination of our income tax returns for the years 2007 through 2009. The resolution of the audit resulted in a federal tax benefit to us of $2.8 million; we also recorded a state tax benefit of $0.5 million. The one-time benefit included the reversal of $4.1 million of related unrecognized tax benefits that had been recorded as non-current liabilities in our consolidated balance sheets. Our effective tax rate for the year ended December 31, 2013, was favorably impacted by the geographic distribution of our world-wide earnings and earnings in lower-tax jurisdictions. Additionally, the rate was favorably impacted by federal research tax credits for 2014, 2013 and 2012.

The effective tax rate for the year ended December 31, 2012, was unfavorably impacted as a result of our audit agreement with the IRS, in connection with the IRS examination of our income tax returns for the years ended 2003 through 2006. The settlement included federal and state taxes plus interest charges totaling approximately $44.8 million, partially offset by the reversal of related unrecognized tax benefits of $29.1 million, for a net charge of $18.1 million. During the third quarter of 2012, we recorded an impairment charge and write-off of certain assets related to SemiSouth of approximately $58.9 million on which we recognized an $8.0 million tax benefit. The write-off resulted in a net loss for the year. For further income tax information refer to Note 8, Provision for Income Taxes, in our Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

We had approximately $175.3 million in cash, cash equivalents and short-term marketable securities at December 31, 2014, compared to $202.1 million at December 31, 2013, and $95.2 million at December 31, 2012. As of December 31, 2014, 2013 and 2012, we had working capital, defined as current assets less current liabilities, of approximately $210.8 million, $227.0 million and $124.3 million, respectively.

In March 2012, we loaned $18.0 million to SemiSouth in exchange for a promissory note. In October 2012, we determined that the loan to SemiSouth was other-than-temporarily impaired as of September 30, 2012; the loan was written off, resulting in a charge in our consolidated statements of income (loss) for the year ended December 31, 2012, under the caption “other income (expense), charge related to SemiSouth” (see Note 12, Transactions With Third Party, in our Notes to Consolidated Financial Statements for further details on the SemiSouth loan).
On July 5, 2012, we entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015, to April 1, 2017, with all other terms of the Credit Agreement remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, primarily a minimum cash requirement and a debt-to-earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 1, 2017, and all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2014, we had no amounts outstanding under our agreement.

Our operating activities generated cash of $85.6 million, $98.7 million, and $51.8 million in the years ended December 31, 2014, 2013 and 2012, respectively. In each of these years, cash was primarily generated from operating activities in the ordinary course of business.

Cash provided by operating activities totaled $85.6 million in the year ended December 31, 2014. Our net income was $59.5 million, which included non-cash depreciation, amortization and stock-based compensation expenses of $15.9 million, $6.1 million and $14.3 million, respectively. Sources of cash also included: (1) an $8.2 million decrease in prepaid expenses and other assets as a result of lower payments related to legal and R&D services, in addition to tax refunds received during the year; (2) a $2.1 million decrease in accounts receivable as a result of lower sales in the fourth quarter of 2014 compared to 2013 and improved collections; and (3) a $2.3 million increase in accounts payable due to the timing of payments. These sources of cash were partially offset by a $21.7 million increase in our inventories as a result of lower-than expected sales, and by a $3.2 million decrease in taxes payable.

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

Our investing activities in the year ended December 31, 2014, resulted in a net $38.1 million use of cash, consisting primarily of: (1) $7.2 million, net, for purchases of marketable securities; (2) $23.1 million for purchases of property and equipment, primarily machinery and equipment for production and research and development; (3) $1.3 million for the purchase of power.com, our new domain name; and (4) a $6.6 million cash payment to CamSemi under a loan agreement (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for further details).

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

Our financing activities in the year ended December 31, 2014, resulted in a net use of $79.6 million, consisting primarily of $80.8 million for the repurchase of our common stock, and $13.2 million for the payment of dividends to stockholders. The use of cash was partially offset by proceeds of $13.9 million from issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

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

In October 2013, our board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. Dividend payouts totaling approximately $3.0 million each were paid on March 31, 2014, and June 30, 2014. In April 2014, our board of directors increased the quarterly dividends for the third and fourth quarters of 2014 to $0.12 per share. Dividend payouts totaling approximately $3.6 million and $3.5 million were paid on September 30, 2014, and December 31, 2014, respectively. In January 2015, our board of directors extended the $0.12 quarterly dividend through each quarter in 2015.

In January 2013, our board of directors declared four quarterly cash dividends in the amount of $0.08 per share paid to stockholders of record at the end of each quarter in 2013. Payouts of approximately $2.3 million each were paid on March 29, 2013, and June 28, 2013, and approximately $2.4 million was paid on September 30, 2013, and December 31, 2013, respectively. In January 2012, our board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. The quarterly dividend payments were each in the aggregate amount of approximately $1.4 million to stockholders of record. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company's stockholders.

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, with repurchases to be executed according to certain pre-defined price/volume guidelines set by the board of directors. In 2012, we purchased 0.7 million shares for approximately $20.5 million under this stock repurchase program. No shares were purchased during the twelve months ended December 31, 2013, due to the then current stock price levels which exceeded the pre-defined price guidelines mentioned above. In 2014 the our board of directors authorized the use of an additional $75.0 million for this purpose. In the twelve months ended December 31, 2014, we purchased 1.6 million shares for $80.8 million. As of December 31, 2014, we had $23.7 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

As of December 31, 2014, we had a contractual obligation related to income tax, consisting primarily of unrecognized tax benefits of approximately $11.2 million. The tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our consolidated balance sheet.

In connection with our IRS settlements in 2014 and in 2012, we were entitled to repatriate $106.9 million from our foreign subsidiary without incurring additional U.S. income tax (See Note 8, Provision for Income Taxes, in our Notes to Condensed Consolidated Financial Statements).

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. We expect continued sales growth in our foreign business and plan to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that we intend to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. Beginning in 2013, we determined that a portion of our foreign subsidiaries current and future earnings may be remitted prospectively to the U.S. for domestic cash flow purposes and, accordingly, provided for the related U.S. taxes in our consolidated financial statements. Currently the majority of our cash and marketable securities are held in the U.S. If we change our intent to invest our undistributed earnings outside the U.S. indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, we would be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2014, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $144.0 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2014, we had the following contractual obligations and commitments required by SEC regulations to be disclosed in this table, consisting solely of non-cancelable operating lease agreements (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Operating lease obligations	$4,832	$1,485	$1,969	$1,378	$—

In addition to our contractual obligations noted above we have a contractual obligation related to income tax as of December 31, 2014, which primarily comprises unrecognized tax benefits of approximately $11.2 million, and was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our consolidated balance sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this policy, we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2014 and 2013, we held primarily cash equivalents and short-term investments with fixed interest rates. We do not hold any instruments for trading purposes.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, we invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2014, or December 31, 2013, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of December 31, 2014, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and euro as a result of our acquisition of Concept in 2012. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our pretax income from a change in the value of the U.S. dollar compared to the Swiss franc and euro as of December 31, 2014. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2014
	5%	10%
Swiss franc and euro foreign exchange impact (in thousands of USD)	$124	$248

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our consolidated statements of income (loss).

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2014, and December 31, 2013, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

With two of our major suppliers, Seiko Epson Corporation, or Epson, and ROHM Lapis Semiconductor Co., Ltd., or Lapis, we have wafer supply agreements based in U.S. dollars; however, our agreements with Epson and Lapis also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between us and each of these suppliers.

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

Management conducted an assessment of Power Integrations' internal control over financial reporting as of December 31, 2014, based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of Power Integrations' internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power Integrations, Inc.
San Jose, California

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 10, 2015 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 10, 2015

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2014, or the Proxy Statement, and is incorporated herein by reference:

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
San Jose, California

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 10, 2015

POWER INTEGRATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts and par value)

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,708	$92,928
Short-term marketable securities	114,575	109,179
Accounts receivable, net of allowances of $191 and $120 in 2014 and 2013, respectively (Note 2)	10,186	12,389
Inventories	64,025	42,235
Deferred tax assets	39	2,059
Prepaid expenses and other current assets	16,379	18,632
Total current assets	265,912	277,422
PROPERTY AND EQUIPMENT, net	95,823	90,141
INTANGIBLE ASSETS, net	35,524	40,334
GOODWILL	80,599	80,599
DEFERRED TAX ASSETS (NOTE 8)	11,562	9,449
OTHER ASSETS	4,243	3,476
Total assets	$493,663	$501,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,980	$20,772
Accrued payroll and related expenses	9,071	8,900
Taxes payable	2,963	2,266
Deferred tax liabilities	2,193	943
Deferred income on sales to distributors	15,223	15,727
Other accrued liabilities	3,730	1,810
Total current liabilities	55,160	50,418
LONG-TERM INCOME TAXES PAYABLE (NOTE 8)	743	6,885
DEFERRED TAX LIABILITIES	4,272	5,273
OTHER LIABILITIES	2,812	2,159
Total liabilities	62,987	64,735
COMMITMENTS AND CONTINGENCIES (Notes 8, 9 and 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000,000 shares
Outstanding - 29,208,468 and 30,021,943 shares in 2014 and 2013, respectively	29	30
Additional paid-in capital	171,938	223,660
Accumulated other comprehensive loss	(1,136)	(470)
Retained earnings	259,845	213,466
Total stockholders’ equity	430,676	436,686
Total liabilities and stockholders’ equity	$493,663	$501,421
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
NET REVENUES	$348,797	$347,089	$305,370
COST OF REVENUES	159,227	163,853	154,868
GROSS PROFIT	189,570	183,236	150,502

OPERATING EXPENSES:
Research and development	54,981	51,654	45,709
Sales and marketing	47,796	45,466	37,998
General and administrative	30,997	32,050	30,243
Charge related to SemiSouth (Note 12)	—	—	25,200
Total operating expenses	133,774	129,170	139,150
INCOME FROM OPERATIONS	55,796	54,066	11,352
OTHER INCOME (EXPENSE):
Interest income	1,203	736	1,747
Interest expense	—	(23)	(2)
Charge related to SemiSouth (Note 12)	—	—	(33,745)
Other, net	(185)	648	(134)
Total other income (expense)	1,018	1,361	(32,134)
INCOME (LOSS) BEFORE INCOME TAXES	56,814	55,427	(20,782)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2,730)	(1,839)	13,622
NET INCOME (LOSS)	$59,544	$57,266	$(34,404)

EARNINGS (LOSS) PER SHARE:
Basic	$1.99	$1.95	$(1.20)
Diluted	$1.93	$1.88	$(1.20)

SHARES USED IN PER SHARE CALCULATION:
Basic	29,976	29,421	28,636
Diluted	30,829	30,420	28,636
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$59,544	$57,266	$(34,404)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in 2014, 2013 and 2012	(79)	(29)	79
Unrealized gain (loss) on marketable securities, net of $0 tax in 2014, 2013 and 2012	(127)	72	138
Unrealized actuarial loss on pension benefits, net of tax of $128, $61 and $155 in 2014, 2013 and 2012, respectively (Note 13)	(460)	(220)	(560)
Total other comprehensive loss	(666)	(177)	(343)
Total comprehensive income (loss)	$58,878	$57,089	$(34,747)

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
BALANCE AT JANUARY 1, 2012	28,065	$28	$158,646	$50	$205,805	$364,529
Issuance of common stock under employee stock option and stock award plans	1,022	—	18,200	—	—	18,200
Repurchase of common stock	(676)	—	(20,467)	—	—	(20,467)
Issuance of common stock under employee stock purchase plan	125	—	3,752	—	—	3,752
Income tax benefits from employee stock plans	—	—	1,303	—	—	1,303
Stock-based compensation expense related to employee stock options and awards	—	—	13,092	—	—	13,092
Stock-based compensation expense related to employee stock purchases	—	—	1,142	—	—	1,142
Payment of dividends to stockholders	—	—	—	—	(5,755)	(5,755)
Unrealized actuarial loss on pension benefits (Note 13)	—	—	—	(560)	—	(560)
Unrealized gain on marketable securities	—	—	—	138	—	138
Foreign currency translation adjustment	—	—	—	79	—	79
Net loss	—	—	—	—	(34,404)	(34,404)
BALANCE AT DECEMBER 31, 2012	28,536	28	175,668	(293)	165,646	341,049
Issuance of common stock under employee stock option and stock award plans	1,358	2	26,267	—	—	26,269
Repurchase of common stock	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	128	—	3,971	—	—	3,971
Income tax benefits from employee stock plans	—	—	1,284	—	—	1,284
Stock-based compensation expense related to employee stock options and awards	—	—	15,275	—	—	15,275
Stock-based compensation expense related to employee stock purchases	—	—	1,195	—	—	1,195
Payment of dividends to stockholders	—	—	—	—	(9,446)	(9,446)
Unrealized actuarial loss on pension benefits (Note 13)	—	—	—	(220)	—	(220)
Unrealized gain on marketable securities	—	—	—	72	—	72
Foreign currency translation adjustment	—	—	—	(29)	—	(29)
Net income	—	—	—	—	57,266	57,266
BALANCE AT DECEMBER 31, 2013	30,022	30	223,660	(470)	213,466	436,686
Issuance of common stock under employee stock option and stock award plans	697	—	9,571	—	—	9,571
Repurchase of common stock	(1,603)	(1)	(80,760)	—	—	(80,761)
Issuance of common stock under employee stock purchase plan	92	—	4,284	—	—	4,284
Income tax benefits from employee stock plans	—	—	815	—	—	815
Stock-based compensation expense related to employee stock options and awards	—	—	12,983	—	—	12,983
Stock-based compensation expense related to employee stock purchases	—	—	1,385	—	—	1,385
Payment of dividends to stockholders	—	—	—	—	(13,165)	(13,165)
Unrealized actuarial loss on pension benefits (Note 13)	—	—	—	(460)	—	(460)
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Foreign currency translation adjustment	—	—	—	(79)	—	(79)
Net income	—	—	—	—	59,544	59,544
BALANCE AT DECEMBER 31, 2014	29,208	$29	$171,938	$(1,136)	$259,845	$430,676

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$59,544	$57,266	$(34,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,884	16,088	15,256
Amortization of intangibles	6,072	7,404	5,164
Charge related to SemiSouth (Note 12)	—	—	58,945
Loss (gain) on disposal of property and equipment	250	(131)	(1)
Gain on sale of asset held for sale	—	(497)	—
Stock-based compensation expense	14,282	16,485	14,224
Amortization of premium on marketable securities	1,694	789	850
Non-cash interest income from SemiSouth note	—	—	(1,445)
Deferred income taxes	157	(2,781)	2,017
Increase (reduction) in accounts receivable allowances	70	(127)	(24)
Excess tax benefit from employee stock plans	(437)	(734)	(704)
Tax benefit associated with employee stock plans	815	1,284	1,303
Change in operating assets and liabilities:
Accounts receivable	2,133	(4,936)	5,313
Inventories	(21,703)	2,375	18,026
Prepaid expenses and other assets	8,211	(1,523)	(11,008)
Accounts payable	2,337	2,467	2,071
Taxes payable and accrued liabilities	(3,242)	1,065	(26,029)
Deferred income on sales to distributors	(505)	4,177	2,276
Net cash provided by operating activities	85,562	98,671	51,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,071)	(13,960)	(16,358)
Proceeds from sale of property and equipment	—	36	2
Proceeds from sale of assets held for sale	—	959	—
Other assets	(1,261)	—	—
Acquisition (Note 11)	—	—	(115,720)
Payment of guarantee of SemiSouth debt (Note 12)	—	—	(15,200)
Increase in financing lease receivables	—	—	(420)
Collections of financing lease receivables and other receivables	—	433	527
Loans to third parties (Notes 11 and 12)	(6,600)	—	(18,000)
Purchases of marketable securities	(45,269)	(109,482)	—
Proceeds from sales and maturities of marketable securities	38,052	31,350	40,463
Net cash used in investing activities	(38,149)	(90,664)	(124,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	13,855	30,239	21,952

	Year Ended
	December 31,
Repurchase of common stock	(80,760)	—	(20,467)
Payments of dividends to stockholders	(13,165)	(9,446)	(5,755)
Excess tax benefit from employee stock plans	437	734	704
Net cash (used in) provided by financing activities	(79,633)	21,527	(3,566)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,220)	29,534	(76,442)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,928	63,394	139,836
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,708	$92,928	$63,394

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,733	$2,862	$1,008
Fair value of SemiSouth purchase option (Note 12)	$—	$—	$6,216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net of refunds (Note 8)	$(3,121)	$(4,137)	$46,689

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

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with an original maturity date greater than three months as short-term marketable securities in its Consolidated Balance Sheet. As of December 31, 2014, and December 31, 2013, the Company's marketable securities consisted primarily of corporate bonds and other high-quality commercial securities. The weighted average interest rate of investments at December 31, 2014 and 2013, was approximately 0.76% and 0.74%, respectively.

Amortized cost and estimated fair market value of investments classified as available-for-sale at December 31, 2014, were as follows (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Market Value
Investments due in 4-12 months:
Corporate securities	$30,233	$36	$—	$30,269
Total	30,233	36	—	30,269
Investments due between 12 months and 5-years:
Corporate securities	84,259	92	(45)	84,306
Total	84,259	92	(45)	84,306
Total investment securities	$114,492	$128	$(45)	$114,575

Amortized cost and estimated fair market value of investments classified as available-for-sale at December 31, 2013, were as follows (in thousands):

		Gross Unrealized		Estimated Fair
	Amortized Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper	$3,098	$1	$—	$3,099
Total	3,098	1	—	3,099
Investments due in 4-12 months:
Corporate securities	6,007	33	—	6,040
Total	6,007	33	—	6,040
Investments due between 12 months and 5-years:
Corporate securities	102,963	202	(26)	103,139
Total	102,963	202	(26)	103,139
Total investment securities	$112,068	$236	$(26)	$112,278

As of December 31, 2014, and 2013, there were no individual securities that had been in a continuous loss position for 12 months or longer.

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

	December 31, 2014	December 31, 2013
Raw materials	$21,127	$8,221
Work-in-process	14,643	13,216
Finished goods	28,255	20,798
Total	$64,025	$42,235
Additional Components of the Company's Consolidated Balance Sheet
Accounts Receivable (in thousands):

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014	December 31, 2013
Accounts receivable trade	$38,344	$42,410
Accrued ship and debit and rebate claims	(27,967)	(29,901)
Allowance for doubtful accounts	(191)	(120)
Total	$10,186	$12,389
Prepaid Expenses and Other Current Assets (in thousands):

	December 31, 2014	December 31, 2013
Prepaid legal fees	$1,506	$6,267
Loan to Cambridge Semiconductor (Note 11)	6,600	—
Advance to suppliers	800	757
Prepaid income tax	3,208	7,521
Prepaid maintenance agreements	1,023	947
Interest receivable	664	519
Other	2,578	2,621
Total	$16,379	$18,632

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Land	$16,754	$16,754
Construction-in-progress	8,068	8,003
Building and improvements	44,794	43,641
Machinery and equipment	124,138	111,314
Computer software and hardware and office furniture and fixtures	37,867	34,327
	231,621	214,039
Accumulated depreciation	(135,798)	(123,898)
Total	$95,823	$90,141

Depreciation expense for property and equipment for fiscal years ended December 31, 2014, 2013 and 2012, was approximately $15.9 million, $16.1 million and $15.3 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years
Machinery and equipment	2-8 years
Computer software and hardware and office furniture and fixtures	4-5 years

Total property and equipment located in the United States at December 31, 2014, 2013 and 2012, was approximately $140 million, $134 million and $126 million, respectively. In 2014 13% of total property and equipment was held in Thailand

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by one of the Company's sub-contractors. In 2013 and 2012, no more than 10% of total property and equipment was held in any foreign country.

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) for three years ended December 31, 2014 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items		Foreign Currency Items	Total
Balance at January 1, 2012	$—	$—		$50	$50
Other comprehensive income (loss) before reclassifications	138	(560)		79	(343)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—		—	—
Other comprehensive income (loss)	138	(560)		79	(343)
Balance at December 31, 2012	138	(560)		129	(293)
Other comprehensive income (loss) before reclassifications	72	(277)		(29)	(234)
Amounts reclassified from accumulated other comprehensive income (loss)	—	57	(1)	—	57
Other comprehensive income (loss)	72	(220)		(29)	(177)
Balance at December 31, 2013	210	(780)		100	(470)
Other comprehensive income (loss) before reclassifications	(127)	(538)		(79)	(744)
Amounts reclassified from accumulated other comprehensive income (loss)	—	78	(1)	—	78
Other comprehensive income (loss)	(127)	(460)		(79)	(666)
Balance at December 31, 2014	$83	$(1,240)		$21	$(1,136)
____________________________
(1) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the years ended December 31, 2014 and December 31, 2013.

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

Goodwill and Intangible Assets

Goodwill and the Company's domain name are evaluated in accordance with Accounting Standards Codification, or ASC, 350-10, Goodwill and Other Intangible Assets, and an impairment analysis is conducted on an annual basis, or sooner if indicators exist for a potential impairment.

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

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, from time-to-time the Company will contribute a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. In 2014 and 2013 the Company provided for a contribution of approximately $1.1 million and $1.1 million, respectively. No employee 401(k) contribution was provided for in 2012.

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

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 75% of the Company's net product sales were made to distributors in 2014. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from these sales until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2014, and December 31, 2013, was approximately $25.0 million and $25.5 million,

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. The total deferred cost as of December 31, 2014, and December 31, 2013, was approximately $9.8 million and $9.8 million, respectively.

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

Foreign Currency Risk and Foreign Currency Translation

As of December 31, 2014, the Company's primary transactional currency was in U.S. dollars; in addition, the Company holds cash in Swiss francs and Euros as a result of its acquisition of Concept. The Company completed the acquisition of Concept, which is located in Biel, Switzerland, in the second quarter of 2012. Included in the assets acquired was cash denominated in Swiss francs and Euros, which will be used to fund operations of the Company's Swiss subsidiary. The functional currency of the Company's Swiss subsidiary is the U.S. dollar.

Gains and losses arising from the remeasurement of non-functional currency balances are recorded in ''other income (expense)'' in the accompanying consolidated statements of income (loss). For the years ended December 31, 2014, 2013 and 2012 the Company realized foreign exchange transaction gains (losses) of $0.1 million, $(0.1) million and $(0.6) million, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $1.5 million, $1.4 million, and $1.1 million, in 2014, 2013 and 2012, respectively.

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

The Company engages in qualifying activities for R&D credit purposes. The Tax Increase Prevention Act of 2014 was signed into law on December 19, 2014, to extend the federal research and development credit for 2014.

During 2014, the Company settled with the IRS and closed out the examination of its income tax returns for the years 2007 through 2009. The resolution of the audit resulted in a federal tax benefit to the Company of $2.8 million; the Company also recorded a state tax benefit of approximately $0.5 million. The agreement with IRS also allowed the Company to repatriate $5.0 million from its foreign subsidiary without incurring additional U.S. income taxes.

Common Stock Repurchases and Common Stock Dividend

In October 2012, the Company's board of directors authorized the use of $50.0 million for the repurchase of its common stock, with repurchases to be executed according to certain pre-defined price/volume guidelines set by the board of directors. As of December 31, 2012, the Company purchased 0.7 million shares for approximately $20.5 million. No shares were purchased during the twelve months ended December 31, 2013, as the stock price levels exceeded the pre-defined price guidelines mentioned above. In 2014 the Company's board of directors authorized the use of an additional $75.0 million for this purpose. In the twelve months ended December 31, 2014, the Company purchased 1.6 million shares for $80.8 million. As of December 31, 2014, the Company had $23.7 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions as well as other factors.

In January 2012, the Company's board of directors declared four quarterly cash dividends in the amount of $0.05 per share to be paid to stockholders of record at the end of each quarter in 2012. The quarterly dividend payments were each in the aggregate amount of approximately $1.4 million to stockholders of record. In January 2013, the Company's board of directors declared four quarterly cash dividends in the amount of $0.08 per share paid to stockholders of record at the end of each quarter in 2013. Payouts of approximately $2.3 million each were paid on March 29, 2013, and June 28, 2013, and approximately $2.4 million was paid on September 30, 2013, and December 31, 2013, respectively.

In October 2013, the Company's board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. Dividend payouts totaling approximately $3.0 million each were paid on March 31, 2014, and June 30, 2014. In April 2014, the Company's board of directors increased the quarterly dividends for the third and fourth quarters of 2014 to $0.12 per share. Dividend payouts totaling approximately $3.6 million and $3.5 million were paid on September 30, 2014, and December 31, 2014, respectively.

In January 2015, the Company's board of directors extended the $0.12 quarterly dividend through each quarter in 2015. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company's stockholders.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2014. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

3. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans
As of December 31, 2014, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007 and approved by the stockholders on November 7, 2007 as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan").  The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance stock unit awards ("PSU") and other stock awards to employees, directors and consultants.  As of December 31, 2014, the maximum remaining number of shares that may be issued under the 2007 Plan was 6.5 million shares, which includes options issued but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan.  Pursuant to the 2007 Plan, the exercise price for incentive stock options and nonstatutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant.  Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (which was adopted by the board of directors on January 27, 2009) to non-employee directors have been made primarily under the 2007 Plan. The Directors Equity Compensation Program, provides for grants to outside directors as follows: effective annually, upon the first trading day of July, each outside director would receive a grant of an equity award with an aggregate value of $100,000.  At each outside director's election, such award would consist entirely of RSUs or entirely of stock options.  The quantity of options would be calculated by dividing $100,000 by the Black-Scholes value on the date of grant. The quantity of RSUs issued would be calculated by dividing $100,000 by the grant date fair value.  Further, on the date of election of a new outside director, such new director would receive such grant as continuing outside directors receive on the first trading day of July; provided, however, that such grant is prorated for the portion of the year that such new outside director will serve until the next first trading day of July.  The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.

On July 28, 2009, the 2007 Plan was amended generally to prohibit outstanding options or stock appreciation rights from being canceled in exchange for cash without stockholder approval.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3.0 million shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2014, of the shares reserved for issuance, 2.7 million shares had been purchased and 0.3 million shares were reserved for future issuance under the Purchase Plan.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the twelve months ended December 31, 2014, 2013 and 2012 (in thousands).

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$879	$1,074	$1,058
Research and development	4,784	5,746	5,503
Sales and marketing	3,540	3,642	3,317
General and administrative	5,079	6,023	4,346
Total stock-based compensation expense	$14,282	$16,485	$14,224

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2014.

	December 31, 2014
	Unrecognized Compensation Expense for Unvested Awards	Weighted Average Remaining Recognition Period
	(In thousands)	(In years)
Options	$786	1.1
Long-term performance-based awards	1,255	2.0
Restricted stock units	20,285	2.3
Purchase plan	144	0.5
Total unrecognized compensation expense	$22,470

Stock compensation expense in the twelve months ended December 31, 2014, was approximately $14.3 million (comprising approximately $1.2 million related to stock options, $0.5 million related to long-term performance-based awards, $11.3 million related to restricted stock units and $1.3 million related to the Company's Purchase Plan).

Stock compensation expense in the twelve months ended December 31, 2013, was approximately $16.5 million (comprising approximately $2.3 million related to stock options, $3.2 million related to performance-based awards, $9.8 million related to restricted stock units and $1.2 million related to the Company's Purchase Plan).

Stock compensation expense in the twelve months ended December 31, 2012, was approximately $14.2 million (comprising approximately $4.0 million related to stock options, $2.1 million related to performance-based awards, $7.0 million related to restricted stock units and $1.1 million related to the Company's Purchase Plan).

The fair value of stock options granted is established on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the three years ended December 31, 2014, 2013 and 2012:

	2014*	2013*	2012

Risk-free interest rates	—%	—%	0.87% - 1.01%
Expected volatility rates	—%	—%	45%
Expected dividend yield	—%	—%	0.51% - 0.57%
Expected term of stock options (in years)	0.0	0.0	6.4
Weighted-average grant date fair value of options granted	$0.00	$0.00	$18.20

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

________________________
*The Company did not grant stock options in the years ended December 31, 2014 and 2013, and therefore no fair-value assumptions were reported for those periods.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Risk-free interest rates	0.05% - 0.07%	0.08% - 0.11%	0.09% - 0.14%
Expected volatility rates	30% - 48%	33% - 37%	34% - 48%
Expected dividend yield	0.66% - 0.85%	0.62% - 0.80%	0.54% - 0.57%
Expected term of purchase right (years)	0.5	0.5	0.5
Weighted-average estimated fair value of purchase rights	$14.40	$11.01	$9.40

A summary of stock option activity under the Plans, excluding performance-based shares and restricted stock units, as of December 31, 2014, and changes during three years then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	3,557	$24.01
Granted	135	$42.66
Exercised	(870)	$20.48
Forfeited or expired	(5)	$21.10
Outstanding at December 31, 2012	2,817	$26.00
Granted	—	$—
Exercised	(1,108)	$23.72
Forfeited or expired	(18)	$39.70
Outstanding at December 31, 2013	1,691	$27.34
Granted	—	$—
Exercised	(347)	$27.64
Forfeited or expired	—	$—
Outstanding at December 31, 2014	1,344	$27.27	3.56	$32,905
Exercisable at December 31, 2014	1,292	$26.69	3.42	$32,366
Vested and expected to vest at December 31, 2014	1,343	$27.25	3.56	$32,889

The total intrinsic value of options exercised during the twelve months ended December 31, 2014, 2013 and 2012, was $9.9 million, $26.5 million and $14.5 million, respectively.

The following table summarizes the stock options outstanding at December 31, 2014:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options Outstanding				Options Vested and Exercisable
Exercise Price	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Vested (in thousands)	Weighted Average Exercise Price
$17.18 - $21.00	124	3.08	$19.08	124	$19.08
$21.14 - $21.14	268	4.31	$21.14	268	$21.14
$22.18 - $24.21	93	2.45	$23.68	93	$23.68
$25.25 - $25.25	243	2.62	$25.25	243	$25.25
$25.48 - $26.49	40	2.02	$25.73	40	$25.73
$26.75 - $26.75	212	1.10	$26.75	212	$26.75
$26.86 - $36.95	150	4.85	$33.10	140	$32.89
$37.96 - $38.07	85	5.29	$38.06	85	$38.06
$39.49 - $39.49	48	6.50	$39.49	48	$39.49
$42.88 - $42.88	81	7.20	$42.88	39	$42.88
$17.18 - $42.88	1,344	3.56	$27.27	1,292	$26.69

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

During the twelve months ended December 31, 2014, the Company issued approximately 83,000 performance-based awards to employees and executives. As the net revenue and non-GAAP operating income are considered performance conditions, expense associated with these awards, net of estimated forfeitures is recognized over the service period based on an assessment of the achievement of the performance targets. The fair value of these performance-based awards is determined using the fair value of the Company's common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed. The Company's net revenue and non-GAAP operating income performance targets were not met in 2014, and therefore the 2014 performance-based awards were canceled, and no related expense was recognized in the twelve months ended December 31, 2014.

A portion of the 2013 performance-based awards issued to employees and executives vested in the first quarter of 2014. In January 2014, it was determined that approximately 83,000 shares of the approximately 102,000 performance-based awards granted in 2013 vested in aggregate under the revenue, non-GAAP operating income and strategic goals performance conditions for such awards. Accordingly, 83,000 performance-based awards were released to the Company's employees and executives in the first quarter of 2014.

A summary of performance-based awards outstanding as of December 31, 2014, and activity during the three years then ended, is presented below:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	—	$—
Granted	102	$37.60
Vested	—	$—
Forfeited or canceled	—	$—
Outstanding at December 31, 2012	102	$37.60
Granted	102	$38.68
Vested	(54)	$37.60
Change in units due to performance achievement for PSUs not earned	(48)	$37.60
Forfeited or canceled	(2)	$41.79
Outstanding at December 31, 2013	100	$38.48
Granted	83	$53.93
Vested	(83)	$38.48
Change in units due to performance achievement for PSUs not earned	(17)	$38.48
Forfeited or canceled	(83)	$53.93
Outstanding at December 31, 2014	—	$—	0	$—
Outstanding and expected to vest at December 31, 2014	—		0	$—

The weighted-average grant-date fair value per share of performance-based awards granted in the years ended December 31, 2014, 2013 and 2012, was approximately $53.93, $38.68 and $37.60, respectively. The grant date fair value of awards released, which were fully vested, in the years ended December 31, 2014 and 2013, was approximately $3.2 million and $2.0 million, respectively. There were no performance-based awards released in year ended December 31, 2012.

Long-Term Performance-based Units ("PRSUs")

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of long-term performance-based awards outstanding as of December 31, 2014, and activity during the year then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	—	$—
Granted	61	$55.51
Vested	—	$—
Forfeited or canceled	—	$—
Outstanding at December 31, 2014	61	$55.51	2.0	$3,161
Outstanding and expected to vest at December 31, 2014	37		2.0	$1,928

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
A summary of RSUs outstanding as of December 31, 2014, and activity during the three years then ended, is as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	458	$36.08
Granted	293	$41.06
Vested	(152)	$36.48
Forfeited	(26)	$36.92
Outstanding at December 31, 2012	573	$38.21
Granted	386	$39.09
Vested	(195)	$37.92
Forfeited	(50)	$39.50
Outstanding at December 31, 2013	714	$38.97
Granted	281	$51.12
Vested	(267)	$38.57
Forfeited	(36)	$42.74
Outstanding at December 31, 2014	692	$43.86	1.28	$35,821
Outstanding and expected to vest at December 31, 2014	645		1.22	$33,364

The weighted-average grant-date fair value per share of RSUs awarded in the years ended December 31, 2014, 2013 and 2012, was approximately $51.12, $39.09 and $41.06, respectively. The grant date fair value of awards vested in the years ended December 31, 2014, 2013 and 2012, was approximately $10.3 million, $7.4 million and $5.5 million, respectively.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares Reserved

As of December 31, 2014, the Company had approximately 3.3 million shares of common stock reserved for future issuance under stock option and stock purchase plans.

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

The Company principally holds securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, the funding of acquisitions and other strategic investments. Accordingly, the Company classified its investment portfolio as available-for-sale as of December 31, 2014 and December 31, 2013.
The fair value hierarchy of the Company's short-term marketable securities at December 31, 2014, and December 31, 2013, was as follows (in thousands):

	Fair Value Measurement at
	December 31, 2014
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$3,370	$3,370	$—
Corporate securities	114,575	—	114,575
Total	$117,945	$3,370	$114,575

	Fair Value Measurement at
	December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$3,099	$—	$3,099
Money market funds	17,492	17,492	—
Corporate securities	109,179	—	109,179
Total	$129,770	$17,492	$112,278

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the twelve months ended December 31, 2014, and December 31, 2013.

5. GOODWILL AND INTANGIBLE ASSETS:

There were no changes in the carrying amount of goodwill during the twelve months ended December 31, 2014, and December 31, 2013.

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, domain name, in-process research and development and patent rights, and are reported net of accumulated amortization. The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, acquired licenses, customer relationships, trade name and patent rights, which range from two to 12 years, with the exception of $4.7 million of in-process research and development and $1.3 million to acquire an internet domain name. In-process research and development is assessed for impairment until the development is completed and products are available for sale, at which time the Company will begin to amortize the in-process research and development. The Company does not expect the amortization of in-process research and development to begin in 2015. The Company acquired the rights to the internet domain name www.power.com, which is now the Company's primary domain name; the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life. Amortization for acquired intangible assets was approximately $6.1 million, $7.4 million and $5.2 million in the years ended December 31, 2014, 2013 and 2012, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Domain name	$1,261	$—	$1,261	$—	$—	$—
In-process research and development	4,690	—	4,690	4,690	—	4,690
Technology licenses	3,000	(2,625)	375	3,000	(2,325)	675
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	26,670	(7,828)	18,842	26,670	(5,247)	21,423
Customer relationships	17,610	(7,254)	10,356	17,610	(4,664)	12,946
Trade name	3,600	(3,600)	—	3,600	(3,000)	600
Total intangible assets	$58,780	$(23,256)	$35,524	$57,519	$(17,185)	$40,334

The estimated future amortization expense related to definite-lived intangible assets at December 31, 2014, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2015	$5,009
2016	4,394
2017	3,994
2018	3,746
2019	3,424
Thereafter	9,006
Total (1)	$29,573
_______________

(1)	The total above excludes $4.7 million of in-process research and development which will be amortized upon completion of development over the estimated useful life of the technology.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended December 31,
End Market	2014	2013	2012
Communications	18%	21%	24%
Computer	10%	10%	12%
Consumer	37%	35%	36%
Industrial electronics	35%	34%	28%

Customer Concentration
Ten customers accounted for approximately 59%, 59% and 64% of net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

The following customers each accounted for 10% or more of total net revenues:

	Year Ended December 31,
Customer	2014	2013	2012
Avnet	19%	19%	20%
ATM Electronic Corporation	*	*	12%
___________________________
* Total customer revenue was less than 10% of net revenues

Avnet and ATM Electronic Corporation are distributors of the Company's products. No other customers accounted for 10% or more of the Company's net revenues in those periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Financial instruments that potentially subject the Company to concentrations of credit risk

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consist principally of cash investments and trade receivables. As of December 31, 2014, and December 31, 2013, 66% and 71%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers each represented 10% or more of accounts receivable:

Customer	December 31, 2014	December 31, 2013
Avnet	22%	21%
ATM Electronic Corporation	*	17%
Burnon International Ltd.	11%	*
         ___________________________
* Total customer accounts receivable was less than 10%
Avnet, ATM Electronic Corporation and Burnon International Ltd. are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s accounts receivable in these periods.

International Sales

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of sales to distributors and direct customers outside of the United States of America, comprise the following:

	Year Ended December 31,
	2014	2013	2012
Hong Kong/China	47%	47%	45%
Taiwan	15%	15%	17%
Korea	11%	11%	12%
Western Europe (excluding Germany)	11%	11%	10%
Japan	5%	5%	6%
Singapore	1%	2%	2%
Germany	2%	2%	1%
Other	3%	2%	2%
Total foreign revenue	95%	95%	95%

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings (loss) per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Basic earnings (loss) per share:
Net income (loss)	$59,544	$57,266	$(34,404)
Weighted-average common shares	29,976	29,421	28,636
Basic earnings (loss) per share	$1.99	$1.95	$(1.20)
Diluted earnings (loss) per share (1):
Net income (loss)	$59,544	$57,266	$(34,404)
Weighted-average common shares	29,976	29,421	28,636
Effect of dilutive securities:
Employee stock plans	853	999	—
Diluted weighted-average common shares	30,829	30,420	28,636
Diluted earnings (loss) per share	$1.93	$1.88	$(1.20)
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded all performance-based awards underlying the 2014 awards in the 2014 calculation as the performance conditions for those awards were not met as of the end of the period. The Company has included the shares underlying the 2013 and 2012 awards in the respective year calculations, as those shares were contingently issuable upon the satisfaction of the annual targets consisting of net revenue, non-GAAP operating earnings and achievement of strategic goals as of the end of the periods.

In the years ended December 31, 2014 and 2013, options to purchase 36,501 shares and 122,263 shares outstanding, respectively, were not included in the computation of diluted earnings per share for the periods then ended because they were determined to be anti-dilutive. In the year ended December 31, 2012, all shares attributable to stock-based awards were excluded in the computation of diluted earnings per share, as the Company was in a net loss position.

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

U.S. and foreign components of income before income taxes were (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S. operations	$(5,064)	$1,936	$(36,178)
Foreign operations	61,878	53,491	15,396
Total pretax income (loss)	$56,814	$55,427	$(20,782)

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current provision (benefit):
Federal	$(1,234)	$(558)	$9,813
State	(137)	2	(2,083)
Foreign	3,094	3,049	1,892
	1,723	2,493	9,622
Deferred provision (benefit):
Federal	(3,279)	(3,633)	2,647
State	(284)	—	3,109
Foreign	(890)	(699)	(1,756)
	(4,453)	(4,332)	4,000
Total	$(2,730)	$(1,839)	$13,622

The Company is entitled to a deduction for federal and state tax purposes with respect to employees' stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax expense has been reflected as an adjustment to additional paid-in capital. For 2014, 2013 and 2012, the benefit arising from employee stock option activity that resulted in an adjustment to additional paid in capital was approximately $0.8 million, $1.3 million and $1.3 million, respectively.

The provision for (benefit from) income taxes differs from the amount, which would result by applying the applicable federal income-tax rate to income before provision for (benefit from) income taxes, as follows:

	2014	2013	2012
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	—	—	8.9
Business tax credits	(5.5)	(8.1)	4.9
Stock-based compensation	(2.9)	(2.8)	2.5
Foreign income taxed at different rate	(28.6)	(29.5)	25.9
IRS audit settlement	(5.8)	—	(87.2)
Valuation allowance	2.0	(0.1)	(48.4)
Other	1.0	2.2	(7.2)
Total	(4.8)%	(3.3)%	(65.6)%

The Company reached a settlement with the IRS in the quarter ended June 30, 2014, to close out the examination of its federal income-tax returns for the years 2007 through 2009. As a result, the Company adjusted its tax balances and the provision for income tax for the year ended December 31, 2014, includes a one-time benefit of $3.3 million comprising $2.8 million in federal income taxes and interest, and state income taxes of approximately $0.5 million. The one-time benefit includes the reversal of $4.1 million of related unrecognized tax benefits that had been recorded as non-current liabilities in the Company's consolidated balance sheets. The Company has now concluded all U.S. federal income-tax matters for the years through 2009. The Company engages in qualifying activities for R&D credit purposes. The Tax Increase Prevention Act of 2014 was signed into law on December 19, 2014, to extend the federal research and development credit for 2014. The related tax benefit was taken in the fourth quarter of 2014.

The effective tax rate for the year ended December 31, 2013, was favorably impacted by the geographic distribution of the Company's world-wide earnings and earnings in lower-tax jurisdictions. Additionally, the rate was favorably impacted by federal research tax credits both for 2013 and 2012.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The components of the net deferred income tax asset (liabilities) were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Other reserves and accruals	$3,928	$6,893
Tax credit carry-forwards	19,602	12,453
Stock compensation	5,429	5,964
Capital losses	11,401	10,307
Net operating loss	3,680	1,014
Valuation allowance	(25,828)	(19,271)
	18,212	17,360
Deferred tax liabilities:
Depreciation	(3,320)	(4,226)
Acquired intangibles	(3,502)	(4,303)
Unremitted earnings	(5,182)	(2,432)
Other	(1,072)	(1,107)
	(13,076)	(12,068)
Net deferred tax asset	$5,136	$5,292

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

As of December 31, 2014, the Company continues to maintain a valuation allowance primarily as a result of SemiSouth capital losses for federal purposes, and on its California deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. In addition, the Company maintains a valuation allowance with respect to certain of its deferred tax assets relating to tax credits in Canada and the state of New Jersey.

As of December 31, 2014, the Company had federal research and development tax credit carry-forwards of approximately $10.8 million, which will begin to expire in 2030 if unutilized, California research and development tax credit carry-forwards of approximately $14.9 million (there is no expiration of research and development tax credit carry-forwards for the state of California) and California net operating losses of $31.5 million which will begin to expire in 2032. As of December 31, 2014, the Company had Canadian scientific research and experimental development tax credit carry-forwards of

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $2.3 million and New Jersey research and experimental development tax credit carry-forwards of approximately $0.4 million, which will start to expire in 2026 and 2027, respectively.

The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. Beginning in 2013, the Company determined that a portion of its foreign subsidiaries current and future earnings may be remitted prospectively to the U.S. for domestic cash flow purposes and, accordingly, provided for the related U.S. taxes in its consolidated financial statements. If the Company changes its intent to invest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, the Company would be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2014, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $144.0 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes.

Reconciliation of the Beginning and Ending Amount of Unrecognized Tax Benefits (in thousands):
Unrecognized Tax Benefits Balance at January 1, 2012	$34,855
Gross Increases for Tax Positions of Current Year	1,110
Gross Increases for Tax Positions of Prior Years	9,344
Settlements	(34,496)
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2012	10,813
Gross Increases for Tax Positions of Current Year	1,881
Gross Increase for Tax Positions of Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2013	12,694
Gross Increases for Tax Positions of Current Year	2,117
Gross Increases for Tax Positions of Prior Years	710
Settlements	(4,361)
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2014	$11,160

The Company's total unrecognized tax benefits as of December 31, 2014, 2013 and 2012, was $11.2 million, $12.7 million and $10.8 million, respectively. An income-tax benefit of $4.9 million, net of valuation allowance adjustments, would be recorded if these unrecognized tax benefits are recognized. As of December 31, 2014, the Company is not under any income tax audit. The Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next twelve months.
The Company's continuing practice is to recognize interest and/or penalties related to income-tax matters in income-tax expense. The Company has accrued interest and penalties at December 31, 2014, and December 31, 2013, of $0.1 million and $0.7 million, respectively, which have been recorded in long-term income taxes payable in the accompanying Consolidated Balance Sheets. Approximately $10,000 of interest, net of the benefit, was included in the Company's benefit from income taxes for the year-ended December 31, 2014.
In July 2013, the FASB issued a new accounting standard that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Company's condensed consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this new standard

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2014, the Company has concluded all U.S. federal income tax matters for the years through 2009, and has finalized Swiss income tax returns for the years through 2012. There is currently no pending income tax audit.

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

Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2014, are as follows (in thousands):

Fiscal Year
2015	$1,485
2016	1,082
2017	887
2018	966
2019	412
Thereafter	—
Total minimum lease payments	$4,832

Total rent expense amounted to $1.8 million, $1.5 million and $1.4 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Purchase Obligations

At December 31, 2014, the Company had no non-cancelable purchase obligations that were due beyond one year.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

modification, but the Commission modified the exclusion order on February 27, 2009. Nevertheless, the exclusion order still prohibits SG and related entities from importing the infringing SG chips and any LCD computer monitors, AC printer adapters, and sample/demonstration circuit boards containing an infringing SG chip.

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company's patents, that Fairchild has induced others to infringe the Company's patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company's products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties' post-trial motions on liability but granted the Company's motion for judgment as a matter of law finding that Fairchild infringed another of the Company's patents. On April 25, 2013, the Court denied both parties' motions regarding the unenforceability of each other's patents. The Company intends to challenge adverse findings on appeal; nevertheless, the Company estimates that even if the verdict on Fairchild's patent were ultimately upheld, the sales potentially impacted would amount to only about 0.3% of the Company's revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well; following a hearing on the issue in June 2014, the Court denied Fairchild's request for an injunction against the Company and granted the Company's request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, either party may appeal to the Federal Circuit in the coming months. The Company is also seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company's patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company's patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company's objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that Fairchild and SG infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial; further proceedings with respect to the damages retrial will take place over the coming months. The Company has filed a motion requesting a permanent injunction to prevent further infringement by Fairchild; a ruling is expected in the coming months.

In February 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People's Republic of China. The suits assert four Chinese patents and seek an injunction and damages of approximately $19.0 million. Power Integrations Netherlands filed invalidation proceedings for all four asserted SG patents in the People's Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010. In early January 2012, the Company received rulings from the PRB invalidating the majority of the claims Fairchild asserted in litigation, and the PRB determinations are currently on appeal. The Suzhou Court conducted evidentiary hearings in 2012 and issued rulings in late December 2012, finding that the Company did not infringe any of the asserted patents. Fairchild filed appeals challenging the Suzhou Court's non-infringement rulings, and the appeals court in Nanjing held further hearings in the infringement proceedings late last year, but Fairchild has since dismissed its appeals, bringing the infringement proceedings to a close.

On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (“PTO”) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing has taken place and a hearing is expected to be scheduled in the coming months.

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleges that the Company has infringed and is infringing four patents

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pertaining to power conversion integrated circuit devices. The Company answered Fairchild's complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company's patents. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company's preliminary challenge; expert discovery is now complete on the remaining patents. Both parties have filed dispositive motions on a number of issues, and trial is scheduled to begin on May 26, 2015.

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

In the quarter ended June 30, 2014, the IRS issued the Company a notice of proposed adjustments to the Company's taxable income for the years 2007 through 2009. The Company and IRS signed a formal closing agreement on May 20, 2014, to settle all positions and close out the examination of the Company's income-tax returns for the years 2007 through 2009. As a result, the Company adjusted its tax balances based on the facts, circumstances, and information available at the reporting date. The resolution of the 2007-2009 IRS audit resulted in a federal tax benefit to the Company of $2.8 million. Additionally, the Company recorded a state tax benefit of $0.5 million. Also, the agreement allowed the Company to repatriate up to $5.0 million from its foreign subsidiary without incurring additional U.S. income taxes.

11. ACQUISITIONS:

Cambridge Semiconductor Limited

In December 2014, the Company entered into a loan agreement with Cambridge Semiconductor Limited ("CamSemi"), a UK company, in which $6.6 million was outstanding as of December 31, 2014. The estimated fair value of the loan, which was a level 3 fair value measurement (see Note 4, Fair Value Measurements, for details) approximated the carrying value of $6.6 million, as the loan was outstanding for less than a month and the interest rate approximated a market rate for such a loan. The loan was in anticipation of a definitive agreement the Company entered into to acquire CamSemi on January 2, 2015, for approximately $23.0 million, including an estimated working capital adjustment. The Company closed the acquisition on January 2, 2015. Pursuant to the purchase agreement, the purchase price is subject to a net asset value adjustment which will be determined within approximately three months after January 2, 2015.

CamSemi was acquired to accelerate the Company's product development efforts for the low-power market. The acquisition also broadens the Company's technology and product portfolio for low-power applications, particularly in the mobility and LED lighting markets.

The initial accounting for the acquisition is still ongoing as of the date this Annual Report on Form 10-K was issued. It is expected that intangible assets and goodwill will be recorded on the consolidated balance sheets; however, as the initial accounting for the acquisition has not been completed at the time of the issuance of these consolidated financial statements, further details have not yet been disclosed.

CT-Concept Technologie AG

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Trade Name: The value assigned to Concept's trade name was determined using the income approach. The present value of the expected after-tax royalty savings was added to the sum of the expected amortization tax benefit. The royalty rate was selected based on an analysis of comparable trade name agreements. In addition, the rate was adjusted based on an analysis of Concept's projected performance and the importance of the trade name to the industry. The selected royalty rate was then applied to the projected revenues for the trade name. The fair value of the trade name was amortized on a straight-line basis to sales and marketing expenses over its estimated life of 2 years.

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

In March 2012, the Company loaned SemiSouth $18.0 million, and in exchange the Company was issued a promissory note with interest of 2.0%. In consideration for the loan the Company obtained the above-mentioned amendment to its 2010 agreement with SemiSouth which established a maximum purchase price under the call and put options. The Company used a Black-Scholes option pricing model to determine the fair value of the Company's purchase option to be approximately $6.2 million and the fair value of the loan to be $11.8 million The Company accreted the discount on the loan as interest income using the interest method over the term of the loan.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The net periodic benefit cost of the Pension Plan was not material to the Company's financial statements during the years ended December 31, 2014, 2013 and 2012. At December 31, 2014, the projected benefit obligation was $8.1 million, the plan assets were $5.8 million and the net pension liability was $2.3 million. As of December 31, 2013, the projected benefit obligation was $7.0 million, the plan assets were $5.1 million, and the net pension liability was $1.9 million. The Company has recorded the unfunded amount as a liability in its Consolidated Balance Sheet at December 31, 2014 and 2013, under the other liabilities caption. The Company expects to make contributions to the Pension Plan of approximately $0.4 million during 2015. The unrealized actuarial loss on pension benefits, net of tax at December 31, 2014, 2013 and 2012 was $1.2 million, $0.8 million and $0.6 million, respectively. This amount was reflected in Note 2 above under the caption accumulated other comprehensive income.

In accordance with the Compensation-Retirement Benefits Topic of ASC 715-20, the Company recognizes the over-funded or under-funded status of its defined postretirement plan as an asset or liability in its statement of financial position. The company measured the plan assets and benefit obligations as of the date of the fiscal year-end.

14. BANK LINE OF CREDIT:
On July 5, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015, to April 1, 2017, with all other terms of the Credit Agreement remaining the same. The Company's ability to borrow under the revolving line of credit is conditioned upon the Company's compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which the Company is currently in compliance. All advances under the revolving line of credit will become due on April 1, 2017, or earlier in the event of a default. As of December 31, 2014, the Company had no amount outstanding under the Credit Agreement.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SELECTED QUARTERLY INFORMATION (Unaudited):

The following tables set forth certain data from the Company's consolidated statements of income for each of the quarters in the years ended December 31, 2014 and 2013.

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

	Three Months Ended
	(unaudited)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
Net revenues	$86,595	$90,144	$88,985	$83,073	$90,412	$91,715	$87,922	$77,040
Gross profit	$45,805	$49,052	$48,736	$45,977	$48,391	$48,774	$46,207	$39,864
Net income	$14,354	$16,111	$16,716	$12,363	$16,037	$16,654	$13,672	$10,903
Earnings per share
Basic	$0.49	$0.54	$0.55	$0.41	$0.54	$0.56	$0.47	$0.38
Diluted	$0.48	$0.52	$0.54	$0.40	$0.52	$0.54	$0.45	$0.37
Shares used in per share calculation
Basic	29,350	30,013	30,310	30,239	29,974	29,762	29,178	28,754
Diluted	30,051	30,757	31,110	31,167	30,924	30,652	30,158	29,783

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

Following is a summary of the activity in the allowance for doubtful accounts and allowance for ship and debit credits:

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
(in thousands)
Allowances for doubtful accounts:
Year ended December 31, 2012	$215	$32	$—	$247
Year ended December 31, 2013	$247	$12	$(139)	$120
Year ended December 31, 2014	$120	$135	$(64)	$191

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(2)	Balance at End of Period
(in thousands)
Allowances for ship and debit credits:
Year ended December 31, 2012	$19,464	$154,803	$(151,227)	$23,040
Year ended December 31, 2013	$23,040	$172,621	$(166,965)	$28,696
Year ended December 31, 2014	$28,696	$177,260	$(178,531)	$27,425

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

POWER INTEGRATIONS, INC.

Dated:	February 10, 2015	By:	/s/ SANDEEP NAYYAR
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

Dated:	February 10, 2015	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

Dated:	February 10, 2015	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer

Dated:	February 10, 2015	By:	/s/ ALAN D. BICKELL
Alan D. Bickell
Director

Dated:	February 10, 2015	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated:	February 10, 2015	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme
Director and Chairman of the Board

Dated:	February 9, 2015	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director

Dated:	February 10, 2015	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

Dated:	February 10, 2015	By:	/s/ WILLIAM GEORGE
William George
Director

POWER INTEGRATIONS, INC.
INDEX TO EXHIBITS
TO
FORM 10-K ANNUAL REPORT
For the Year Ended
December 31, 2014
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

10.5	1998 Nonstatutory Stock Option Plan. (Filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q on August 6, 2009, SEC File No. 000-23441.)*

10.6	reserved

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

10.13	2014 Executive Officer Cash Compensation Arrangements and 2014 Bonus Plan (As described in Item 5.02 of our Current Report on Form 8-K filed with the SEC on January 31, 2014, SEC File No. 000-23441.)*

10.14	Form of Director Option Grant Agreement. (Filed with the SEC as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 6, 2009, SEC File No. 000-23441.)*

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

10.20	Forms of Option Agreements under the 1997 Stock Option Plan. (Filed with the SEC as Exhibit 10.41 to our Annual Report on Form 10-K on August 8, 2007, SEC File No. 000-23441.)*

10.21	reserved

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

10.25	reserved

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

10.31
Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)†

10.32
Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)†

10.33
Forms of Stock Option Agreements to be used in Director Equity Compensation Program. (Filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 7, 2008, SEC File No. 000-23441.)*

10.34
Amendment to Immediately Exercisable Non-Qualified Stock Option Agreement between Power Integrations, Inc. and Balu Balakrishnan, dated February 2, 2009 (Filed with the SEC as Exhibit 10.59 to our Annual Report on Form 10-K on March 2, 2009, SEC File No. 000-23441.)*

10.35
Executive officer Benefits agreement, dated as of November 4, 2013, between Power Integrations, Inc. and Wolfgang Ademmer. (Filed with the SEC as Exhibit 10.35 to our Annual Report on Form 10-K on February 13, 2014, SEC File No. 000-23441.)*

10.36	Director Equity Compensation Program, as revised in July 2012 and January 2013. (Filed with the SEC as Exhibit 10.36 to our Annual Report on Form 10-K on February 22, 2013, SEC File No. 000-23441.)*

EXHIBIT NUMBER DESCRIPTION

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

10.51	2013 Executive Compensation Arrangements (Described under Item 5.02 of our Current Report on Form 8-K, filed with the SEC on January 28, 2013, SEC File No. 000-23441.)*

10.52	Wafer Supply Agreement by and between Power Integrations, Inc. and NEC Electronics America, Inc., a California corporation (“NEC”), dated August 1, 2008.†

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

10.57	reserved

10.58	reserved

10.59	reserved

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

10.62
Second Amendment to Credit Agreement, dated April 1, 2014, by and between Power Integrations, Inc., Union Bank N.A. and Wells Fargo Bank, National Association. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on May 5, 2014, SEC File No. 000-23441.)

10.63
First Amendment to Amended and Restated Chief Executive Officer Benefits Agreement, dated June 3, 2013, between Power Integrations, Inc. and Balu Balakrishnan. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)*

10.64
Second Amendment to Executive Officer Benefits Agreement, dated as of May 13, 2013, between Power Integrations, Inc. and Sandeep Nayyar. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)*

10.65
Executive Officer Benefits Agreement, dated as of April 18, 2013, between Power Integrations, Inc. and Ben Sutherland. (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)*

10.66
Second Amendment to Executive Officer Benefits Agreement, dated as of May 30, 2013, between Power Integrations, Inc. and John Tomlin. (Filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)*

10.67
First Amendment to Executive Officer Benefits Agreement, dated as of May 8, 2013, between Power Integrations, Inc. and Doug Bailey. (Filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)*

10.68
Second Amendment to Executive Officer Benefits Agreement, dated as of May 6, 2013, between Power Integrations, Inc. and Cliff Walker. (Filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)*

10.69
Second Amendment to Executive Officer Benefits Agreement, dated as of April 22, 2013, between Power Integrations, Inc. and Derek Bell. (Filed with the SEC as Exhibit 10.7 to our Quarterly Report on Form 10-Q on August 1, 2013, SEC File No. 000-23441.)*

10.70
Development Addendum to Wafer Supply Agreement, dated September 22, 2013, between Seiko Epson Corporation and Power Integrations International Ltd. (Filed with the SEC as Exhibit 10.1 to our Quarterly Report on Form 10-Q on November 1, 2013, SEC File No. 000-23441.)†

10.71
Executive officer Benefits agreement, dated as of July 26, 2013, between Power Integrations, Inc. and Radu Barsan. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q on November 1, 2013, SEC File No. 000-23441.)*

10.72
Executive officer Benefits agreement, dated as of July 26, 2013, between Power Integrations, Inc. and Mike Matthews. (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on November 1, 2013, SEC File No. 000-23441.)*

10.73
Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG. (Filed with the SEC as Exhibit 10.2 to our Quarterly Report on Form 10-Q/A on September 19, 2014, SEC File No. 000-23441.) †

EXHIBIT NUMBER DESCRIPTION

10.74
Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan. (Filed with the SEC as Exhibit 10.3 to our Quarterly Report on Form 10-Q on May 5, 2014, SEC File No. 000-23441.) *

10.75
Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and John Tomlin. (Filed with the SEC as Exhibit 10.4 to our Quarterly Report on Form 10-Q on May 5, 2014, SEC File No. 000-23441.) *

10.76
Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker. (Filed with the SEC as Exhibit 10.5 to our Quarterly Report on Form 10-Q on May 5, 2014, SEC File No. 000-23441.) *

10.77
Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Doug Bailey. (Filed with the SEC as Exhibit 10.6 to our Quarterly Report on Form 10-Q on May 5, 2014, SEC File No. 000-23441.) *

10.78
Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Ben Sutherland. (Filed with the SEC as Exhibit 10.7 to our Quarterly Report on Form 10-Q on May 5, 2014, SEC File No. 000-23441.) *

10.79
Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar. (Filed with the SEC as Exhibit 10.8 to our Quarterly Report on Form 10-Q on May 5, 2014, SEC File No. 000-23441.) *

10.8
Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Wolfgang Ademmer. (Filed with the SEC as Exhibit 10.9 to our Quarterly Report on Form 10-Q on May 5, 2014, SEC File No. 000-23441.) *

10.81
Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Mike Matthews. (Filed with the SEC as Exhibit 10.10 to our Quarterly Report on Form 10-Q on May 5, 2014, SEC File No. 000-23441.) *

10.82
Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan. (Filed with the SEC as Exhibit 10.11 to our Quarterly Report on Form 10-Q on May 5, 2014, SEC File No. 000-23441.) *

10.83	Compensation arrangement with Balu Balakrishnan (described in Item 5 of Part II of our Quarterly Report on Form 10-Q filed on May 5, 2014, SEC File No. 000-23441, and incorporated by reference here).*

10.84	Form of Long Term Performance Stock Unit Notice and Agreement

14.1	Code of Business Conduct and Ethics (Filed with the SEC as the like described exhibit to our Current Report on Form 8-K on February 4, 2008, SEC File No. 000-23441.)
21.1	List of subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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