Form 10-Q
period 2015-03-31
POWER INTEGRATIONS INC
filed 2015-04-30
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
Commission File Number 000-23441
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 17, 2015
Common Stock, $0.001 par value	29,429,013

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “if”, “future”, “intend”, “plan”, “estimate”, “potential”, “target”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under Item 1A of Part II — “Risk Factors,” Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to: our quarterly operating results are volatile and difficult to predict, and if we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly; if demand for our products declines in our major end markets, our net revenues will decrease; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; if we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies; and our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,637	$60,708
Short-term marketable securities	87,560	114,575
Accounts receivable, net of allowances of $186 and $191 in 2015 and 2014, respectively (Note 2)	12,631	10,186
Inventories	65,009	64,025
Deferred tax assets	39	39
Prepaid expenses and other current assets	11,458	16,379
Total current assets	262,334	265,912
PROPERTY AND EQUIPMENT, net	94,179	95,823
INTANGIBLE ASSETS, net	42,758	35,524
GOODWILL	91,849	80,599
DEFERRED TAX ASSETS	11,265	11,562
OTHER ASSETS	4,789	4,243
Total assets	$507,174	$493,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,907	$21,980
Accrued payroll and related expenses	8,815	9,071
Taxes payable	2,930	2,963
Deferred tax liabilities	2,187	2,193
Deferred income on sales to distributors	17,254	15,223
Other accrued liabilities	3,834	3,730
Total current liabilities	58,927	55,160
LONG-TERM INCOME TAXES PAYABLE	746	743
DEFERRED TAX LIABILITIES	4,059	4,272
OTHER LIABILITIES	2,960	2,812
Total liabilities	66,692	62,987
COMMITMENTS AND CONTINGENCIES (Notes 9, 11, 12 and 15)
STOCKHOLDERS’ EQUITY:
Common stock	29	29
Additional paid-in capital	178,816	171,938
Accumulated other comprehensive loss	(1,031)	(1,136)
Retained earnings	262,668	259,845
Total stockholders’ equity	440,482	430,676
Total liabilities and stockholders’ equity	$507,174	$493,663
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
NET REVENUES	$82,557	$83,073
COST OF REVENUES	40,265	37,096
GROSS PROFIT	42,292	45,977

OPERATING EXPENSES:
Research and development	14,941	13,490
Sales and marketing	12,113	12,110
General and administrative	8,281	7,646
Total operating expenses	35,335	33,246
INCOME FROM OPERATIONS	6,957	12,731
OTHER INCOME (EXPENSE)
Other income (expense), net	(223)	257
Total other income (expense)	(223)	257
INCOME BEFORE INCOME TAXES	6,734	12,988
PROVISION FOR INCOME TAXES	391	625
NET INCOME	$6,343	$12,363

EARNINGS PER SHARE:
Basic	$0.22	$0.41
Diluted	$0.21	$0.40

SHARES USED IN PER SHARE CALCULATION:
Basic	29,309	30,239
Diluted	30,058	31,167
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$6,343	$12,363
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in the three months ended March 31, 2015 and 2014 (Note 2)	35	(6)
Unrealized gain on marketable securities, net of $0 tax in the three months ended March 31, 2015 and 2014 (Note 2)	56	147
Amortization of defined benefit pension items, net of tax of $4 and $4 in the three months ended March 31, 2015 and 2014, respectively (Note 2)	14	14
Total other comprehensive income	105	155
Total comprehensive income	$6,448	$12,518
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,343	$12,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,032	3,971
Amortization of intangibles	1,786	1,856
Loss on sale of property and equipment	—	159
Stock-based compensation expense	4,391	3,915
Amortization of premium on marketable securities	286	394
Deferred income taxes	77	3,864
Reduction in accounts receivable allowances	(5)	(15)
Tax deficiency associated with employee stock plans	(189)	—
Change in operating assets and liabilities:
Accounts receivable	(550)	(4,017)
Inventories	424	(5,652)
Prepaid expenses and other assets	(227)	1,825
Accounts payable	349	1,088
Taxes payable and accrued liabilities	(1,076)	(5,624)
Deferred income on sales to distributors	2,031	2,116
Net cash provided by operating activities	17,672	16,243
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,322)	(4,465)
Payment for acquisition, net of cash acquired (Note 10)	(15,365)	—
Purchases of marketable securities	—	(24,751)
Proceeds from sales and maturities of marketable securities	26,785	—
Net cash provided by (used in) investing activities	8,098	(29,216)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	3,519	7,045
Repurchase of common stock	(841)	—
Payments of dividends to stockholders	(3,519)	(3,033)
Net cash provided by (used in) financing activities	(841)	4,012
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,929	(8,961)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,708	92,928
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,637	$83,967
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,295	$4,602
Unpaid CamSemi purchase consideration (Note 10)	$184	$—
Loan applied to CamSemi purchase price (Note 10)	$6,600	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net	$657	$(1,942)

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in its Form 10-K filed on February 10, 2015, with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on February 10, 2015, for the year ended December 31, 2014. The accounting policy information below is to aid in the understanding of the financial information disclosed.

Cash and Cash Equivalents

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions, stock repurchases and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with an original maturity date greater than three months as short-term marketable securities in its Condensed Consolidated Balance Sheets. As of March 31, 2015, and December 31, 2014, the Company's marketable securities consisted primarily of highly liquid corporate securities, commercial paper and other high-quality commercial securities.

Amortized cost and estimated fair market value of investments classified as available-for-sale at March 31, 2015, were as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper	$27,538	$—	$—	$27,538
Corporate securities	2,257	1	—	2,258
Total	29,795	1	—	29,796

Investments due in 4-12 months:
Corporate securities	56,824	93	—	56,917
Total	56,824	93	—	56,917
Investments due between 12 months and 5-years:
Corporate securities	28,338	51	(4)	28,385
Total	28,338	51	(4)	28,385
Total marketable securities	$114,957	$145	$(4)	$115,098

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corporate securities and commercial paper (as presented in the table above) have been included within marketable securities and cash and cash equivalents, respectively on the condensed consolidated balance sheets.

Amortized cost and estimated fair market value of investments classified as available-for-sale at December 31, 2014, were as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in 4-12 months:
Corporate securities	$30,233	$36	$—	$30,269
Total	30,233	36	—	30,269

Investments due between 12 months and 5-years:
Corporate securities	84,259	92	(45)	84,306
Total	84,259	92	(45)	84,306
Total marketable securities	$114,492	$128	$(45)	$114,575

As of March 31, 2015, and December 31, 2014, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 75% of the Company's net product sales were made to distributors in the three months ended March 31, 2015, and 75% in the twelve months ended December 31, 2014. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of March 31, 2015, and December 31, 2014, was approximately $30.0 million and $25.0

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, respectively. The total deferred cost as of March 31, 2015, and December 31, 2014, was approximately $12.7 million and $9.8 million, respectively.

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

Common Stock Repurchases and Cash Dividend

In October 2012, the Company's board of directors authorized the use of $50.0 million for the repurchase of the Company's common stock, and in the year ended December 31, 2014, the Company's board of directors authorized the use of an additional $75.0 million for this purpose, with repurchases to be executed according to pre-defined price/volume guidelines. In the year ended December 31, 2014, the Company purchased 1.6 million shares for $80.8 million, and in the three months ended March 31, 2015, the Company purchased approximately 17,000 shares for $0.8 million. As of March 31, 2015, the Company had $22.9 million remaining on its repurchase authorization. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors.

In October 2013, the Company's board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. Dividend payouts totaling approximately $3.0 million each were paid on March 31, 2014 and June 30, 2014. In April 2014, the Company's board of directors increased the quarterly dividends for the third and fourth quarters of 2014 to $0.12 per share. Dividend payouts totaling approximately $3.6 million and $3.5 million were paid on September 30, 2014 and December 31, 2014, respectively.

In January 2015, the Company's board of directors extended the $0.12 quarterly dividend through each quarter in 2015. A dividend payout totaling $3.5 million was paid on March 31, 2015. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of the Company's stockholders.

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
Components of the Company's Condensed Consolidated Balance Sheet

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable trade	$47,058	$38,344
Accrued ship and debit and rebate claims	(34,241)	(27,967)
Allowance for doubtful accounts	(186)	(191)
Total	$12,631	$10,186
Prepaid Expenses and Other Current Assets (in thousands):

	March 31, 2015	December 31, 2014
Prepaid legal fees	$41	$1,506
Loan to Cambridge Semiconductor (Note 10)	—	6,600
Prepaid income tax	3,208	3,208
Prepaid maintenance agreements	1,229	1,023
Interest receivable	387	664
VAT receivable	901	987
Supplier prepayment	1,466	800
Other	4,226	1,591
Total	$11,458	$16,379

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 (in thousands):

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	March 31,		March 31,				March 31,		March 31,
	2015	2014	2015		2014		2015	2014	2015	2014
Beginning balance at January 1,	$83	$210	$(1,240)		$(780)		$21	$100	$(1,136)	$(470)
Other comprehensive income (loss) before reclassifications	56	147	—		—		35	(6)	91	141
Amounts reclassified from accumulated other comprehensive income	—	—	14	(1)	14	(1)	—	—	14	14
Net-current period other comprehensive income (loss)	56	147	14		14		35	(6)	105	155
Ending balance at March 31,	$139	$357	$(1,226)		$(766)		$56	$94	$(1,031)	$(315)
____________________________
(1) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the three months ended March 31, 2015 and 2014.

3. STOCK PLANS AND SHARE-BASED COMPENSATION:

Stock Plans

As of March 31, 2015, the Company had two stock-based compensation plans (the “Plans”) which are described below.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007, and approved by the stockholders on November 7, 2007, as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan"). The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance-based awards ("PSUs"), long-term performance based awards ("PRSUs") and other stock awards to employees, directors and consultants. As of March 31, 2015, the maximum remaining number of shares that may be issued under the 2007 Plan was 6,582,346 shares, which includes options granted but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and non-statutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

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

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months' duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of March 31, 2015, 2,747,784 shares had been purchased and 252,216 shares were reserved for future issuance under the Purchase Plan.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2015, and March 31, 2014 (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Cost of revenues	$249	$219
Research and development	1,391	1,212
Sales and marketing	1,012	935
General and administrative	1,739	1,549
Total stock-based compensation expense	$4,391	$3,915

Stock-based compensation expense in the three months ended March 31, 2015, was $4.4 million (comprising approximately $0.2 million related to stock options, $0.6 million related to annual and long-term performance awards, $3.3 million related to RSUs and $0.3 million related to the Purchase Plan). Stock-based compensation expense in the three months ended March 31, 2014, was $3.9 million (comprising approximately $0.5 million related to stock options, $0.5 million related to annual and long-term performance-based awards, $2.6 million related to RSUs and $0.3 million related to the Purchase Plan).

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted-average period over which it is expected to be recognized as of March 31, 2015.

	March 31, 2015
	Unrecognized Compensation Expense for Unvested Awards	Weighted Average Remaining Recognition Period
	(In thousands)	(In years)
Options	$587	0.94
Performance-based awards	1,256	0.75
Long-term performance-based awards	3,879	2.26
Restricted stock units	22,379	2.29
Purchase plan	434	0.50
Total unrecognized compensation expense	$28,535

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2015	2014
Risk-free interest rates	0.07%	0.07%
Expected volatility rates	34%	30%
Expected dividend yield	0.89%	0.66%
Expected term of purchase right (in years)	0.5	0.5
Weighted-average estimated fair value of purchase rights	$12.89	$13.31

The Company did not grant stock options in the three months ended March 31, 2015, or March 31, 2014, and therefore no fair-value assumptions were reported.

A summary of stock option activity under the Plans, excluding performance-based awards and restricted stock units, as of March 31, 2015, and changes during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	1,344	$27.27
Granted	—	—
Exercised	(49)	$21.24
Forfeited or expired	—	—
Outstanding at March 31, 2015	1,295	$27.49	3.42	$31,846
Exercisable at March 31, 2015	1,256	$27.05	3.31	$31,453
Vested and expected to vest at March 31, 2015	1,294	$27.48	3.42	$31,837

The Company did not grant stock options in the three months ended March 31, 2015, and March 31, 2014. Beginning in 2010 the Company's equity grants to new hires and its annual incentive grants to non-executive employees have been primarily in the form of RSUs. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014, was approximately $1.6 million and $5.8 million, respectively.

Performance-based Awards ("PSUs")

Under the performance-based awards program, the Company grants awards in the first half of the performance year in an amount equal to twice the target number of shares to be issued if the target performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company's performance. In 2015, the performance metrics of this program are annual targets consisting of net revenue, non-GAAP operating income and strategic goals. Each performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by two shares.

During the three months ended March 31, 2015, the Company granted approximately 50,000 annual performance-based awards to the Company's executives. As the net revenue, non-GAAP operating earnings and strategic goals are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to vest based on progress toward the performance targets. The cost of performance-based awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In January 2015, it was determined that the Company had not reached the minimum level of the established 2014 performance targets (consisting of revenue and non-GAAP operating income). Accordingly, no shares subject to performance-

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based awards granted in connection with the 2014 performance based incentive plan were released to the Company's employees and executives in 2015.

A summary of performance-based awards outstanding as of March 31, 2015, and activity during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	—	—
Granted	50	$53.74
Vested	—	—
Change in units due to performance achievement for PSUs vested in the year	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2015	50	$53.74	0.75	$2,614
Outstanding and expected to vest at March 31, 2015	30		0.75	$1,569

The weighted-average grant-date fair value per share of performance-based awards granted in the three months ended March 31, 2015 and 2014, was approximately $53.74 and $58.55, respectively. There were no awards released in the three months ended March 31, 2015, as the 2014 net revenue and non-GAAP operating earnings did not meet the minimum targets established for such awards. The grant-date fair value of awards released, which were fully vested, in the three months ended March 31, 2014, was approximately $3.2 million.

Long-Term Performance-based Awards ("PRSUs")

            In the first quarter of 2014 the Company began granting long-term performance-based awards. The Company's PRSU program provides for the issuance of PRSUs which will vest based on the Company's performance measured against the PRSU Plan's established revenue targets. The PRSUs were granted in an amount equal to twice the target number of shares to be issued if the target performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company's performance goals, and may range from zero to 200% of the targeted number. The performance goals for PRSUs granted in fiscal 2015 and 2014 were based on the Company's annual revenue growth. Each long-term performance-based award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by two shares.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of long-term performance-based awards outstanding as of March 31, 2015, and activity during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	61	$55.51
Granted	65	$52.80
Vested	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2015	126	$54.12	2.26	$6,546
Outstanding and expected to vest at March 31, 2015	102		2.25	$5,305

The weighted-average grant-date fair value per share of long-term performance-based awards granted in the three months ended March 31, 2015 and 2014, was approximately $52.80 and $57.76, respectively. No PRSUs vested in the three months ended March 31, 2015, or March 31, 2014.

Restricted Stock Units ("RSUs")

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
A summary of RSUs outstanding as of March 31, 2015, and changes during the three months then ended, are as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	692	$43.86
Granted	104	$52.25
Vested	(64)	$42.70
Forfeited or expired	(3)	$41.23
Outstanding at March 31, 2015	729	$45.16	1.45	$37,987
Outstanding and expected to vest at March 31, 2015	682		1.26	$35,544

The weighted-average grant-date fair value per share of RSUs awarded in the three months ended March 31, 2015 and 2014, was approximately $52.25 and $57.05, respectively. The grant-date fair value of RSUs vested in the three months ended March 31, 2015 and 2014, was approximately $2.7 million and $1.6 million, respectively.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's cash and short-term marketable securities are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair-value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair-value hierarchy) generally include investment-grade corporate bonds and government, state, municipal and provincial obligations. Such types of investments are valued by using a multi-dimensional relational model, the inputs are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The Company's investments classified as Level 1 and Level 2 are available-for-sale investments, and were recorded at fair market value.
The fair-value hierarchy of the Company's marketable securities at March 31, 2015, and December 31, 2014, was as follows (in thousands):

	Fair Value Measurement at
	March 31, 2015
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$27,538	$—	$27,538
Money market funds	3,419	3,419	—
Corporate securities	87,560	—	87,560
Total	$118,517	$3,419	$115,098

	Fair Value Measurement at
	December 31, 2014
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$3,370	$3,370	$—
Corporate securities	114,575	—	114,575
Total	$117,945	$3,370	$114,575

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2015, and the twelve months ended December 31, 2014.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$21,435	$21,127
Work-in-process	16,066	14,643
Finished goods	27,508	28,255
Total	$65,009	$64,025

6. GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased during the three months ended March 31, 2015, due to the Company's acquisition of Cambridge Semiconductor Limited, or CamSemi (refer to Note 10, Acquisition, for details on the Company's CamSemi acquisition). Changes in the carrying amount of goodwill during the three months ended March 31, 2015, are as follows (in thousands):

Goodwill
Balance at December 31, 2014	$80,599
Goodwill acquired during the period	11,250
Ending balance at March 31, 2015	$91,849

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, in-process research and development and patent rights, and are reported net of accumulated amortization. In January 2015, the Company acquired CamSemi, resulting in the addition of the following intangible assets; developed technology of $6.6 million, which will be amortized over a period of 3 - 7 years; and customer relationships of $2.4 million, which will be amortized over a period of 5 years. The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, acquired licenses, customer relationships, trade name and patent rights, which range from two to 12 years, with the exception of $1.3 million for the purchase of an internet domain name (the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life), and $4.7 million of in-process research and development. In-process research and development is assessed for impairment until the development is completed and products are available for sale, at which time the Company will begin to amortize the in-process research and development. The Company does not expect the amortization of in-process research and development to begin in 2015. Amortization for acquired intangible assets was approximately $1.8 million and $1.9 million in the three months ended March 31, 2015 and 2014, respectively. The Company does not believe there is any significant residual value associated with its finite-lived intangible assets:

	March 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Technology licenses	3,000	(2,700)	300	3,000	(2,625)	375
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	33,270	(8,790)	24,480	26,670	(7,828)	18,842
Customer relationships	20,030	(8,003)	12,027	17,610	(7,254)	10,356
Trade name	3,600	(3,600)	—	3,600	(3,600)	—
Total intangible assets	$67,800	$(25,042)	$42,758	$58,780	$(23,256)	$35,524

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense related to finite-lived intangible assets at March 31, 2015, is as follows:

Fiscal Year		Estimated Amortization (in thousands)
2015	(remaining 9 months)	$5,133
2016		6,303
2017		5,904
2018		5,152
2019		4,753
Thereafter		9,562
Total (1)		$36,807
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized upon completion of development over the estimated useful life of the technology.

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

Customer Concentration

The Company's top ten customers accounted for approximately 60% and 59% of net revenues for the three months ended March 31, 2015 and 2014, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

One customer, a distributor of the Company's products, accounted for more than 10% of the Company's net revenues in the three months ended March 31, 2015 and 2014. The following table discloses that customer's percentage of revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2015	2014
Avnet	22%	19%

No other customers accounted for 10% or more of the Company's net revenues in the periods mentioned.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exposure related to its customers. As of March 31, 2015, and December 31, 2014, 65% and 66%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	March 31, 2015	December 31, 2014
Avnet	23%	22%
ATM Electronic Corporation	10%	*
Burnon International LTD.	*	11%
_______________________________________________________
* Total customer accounts receivable was less than 10%.

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

International Sales

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of sales to distributors and direct customers outside of the United States of America, comprise the following:

	Three Months Ended
	March 31,
	2015	2014
Hong Kong/China	47%	44%
Taiwan	13%	16%
Korea	12%	11%
Western Europe (excluding Germany)	12%	11%
Japan	5%	6%
Singapore	1%	2%
Germany	2%	2%
Other	4%	3%
Total foreign revenue	96%	95%

The remainder of the Company’s sales is to customers within the United States of America.

Product Sales

Net revenues consist primarily of sales of the Company's high-voltage integrated-circuit products, IGBT drivers and high-voltage silicon diodes. When evaluating the Company's net revenues, the Company categorizes its sales into the following four end-market groupings: communications, computer, consumer and industrial. The table below provides the percentage of net sales activity by end market for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
End Market	2015	2014
Communications	21%	18%
Computer	8%	10%
Consumer	38%	37%
Industrial	33%	35%

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Basic earnings per share:
Net income	$6,343	$12,363
Weighted-average common shares	29,309	30,239
Basic earnings per share	$0.22	$0.41
Diluted earnings per share (1):
Net income	$6,343	$12,363
Weighted-average common shares	29,309	30,239
Effect of dilutive awards:
Employee stock plans	749	928
Diluted weighted-average common shares	30,058	31,167
Diluted earnings per share	$0.21	$0.40
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the 2015 and 2014 awards in the 2015 and 2014 calculations, respectively, as those shares were not contingently issuable as of the end of the period.

In the three months ended March 31, 2015 and 2014, no outstanding stock awards were determined to be anti-dilutive, and therefore no stock awards were excluded in the computation of diluted earnings per share.

9. PROVISION FOR INCOME TAXES:
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

The Company's effective tax rates for the three month ended March 31, 2015 and 2014, were 5.8% and 4.8%, respectively. The difference between the expected statutory rate of 35% and the Company's effective tax rate for the three months ended March 31, 2015 and 2014, was due primarily to the beneficial impact of the geographic distribution of the Company's world-wide earnings.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of March 31, 2015, the Company maintains a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, capital losses for federal purposes and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

10. ACQUISITION:

Cambridge Semiconductor Limited

In December 2014, the Company entered into a loan agreement with Cambridge Semiconductor Limited ("CamSemi"), a UK company, in which $6.6 million was outstanding as of December 31, 2014. The estimated fair value of the loan approximated the carrying value of $6.6 million, as the loan was outstanding for less than a month and the interest rate approximated a market rate for such a loan. The loan was in anticipation of a definitive agreement the Company entered into to acquire CamSemi in January 2015.

On January 2, 2015, the Company acquired 100% of the shares outstanding of CamSemi for total consideration of approximately $23.3 million, of which $16.5 million was paid in cash at closing, $6.6 million was applied against the outstanding loan owed to the Company, and $0.2 million was recorded as a liability related to the working capital adjustment to be paid during the second quarter of 2015. The acquisition-related costs for the purchase of CamSemi were $0.2 million in the three months ended March 31, 2015, and $0.8 million in the three months ended December 31, 2014. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805 - Business Combinations. Goodwill is not expected to be deductible for tax purposes.

CamSemi was acquired to accelerate the Company's product-development efforts for the low-power market. The acquisition also broadens the Company's technology and product portfolio for low-power applications, particularly in the mobility and LED lighting markets. The purchase price allocated to goodwill in the acquisition (as noted in the purchase price allocation below) is related largely to synergies and economies of scale expected from combining the operations of CamSemi with those of the Company.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the purchase price and preliminary estimated fair values of the assets acquired and the liabilities assumed as of January 2, 2015. The allocation of the purchase price is preliminary as certain pre-acquisition liabilities and corporate taxes are still being finalized and may be adjusted should further information regarding events or circumstances existing as of the acquisition date become available.

		Total Amount
Assets Acquired		(in thousands)
	Cash	$1,134
	Accounts receivable	1,891
	Inventories	1,409
	Prepaid expenses and other current assets	408
	Tax receivable	1,093
	Intangible assets:
	Developed technology	6,600
	Customer relationships	2,420
	Goodwill	11,250
	Total assets acquired	26,205
Liabilities Assumed
	Current liabilities	1,832
	Taxes payable	1,090
	Total liabilities assumed	2,922
	Total purchase price	$23,283

The following table represents details of the purchased intangible assets:

	Fair Value Amount	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$6,600	3 - 7
Customer relationships	2,420	5
Total acquired CamSemi intangibles	$9,020

The fair value of the identifiable intangible assets, developed technology and customer relationships, were determined based on the following approach.

Developed Technology. The income approach was used to value the acquired developed technology. Revenue attributable to the Company's technology was estimated based on expected evolution of the technology over time.  Expenses were assumed to reflect the costs necessary to support the developed technology.  The present value was capitalized as developed technology as of the acquisition date and is being amortized using a straight-line method to cost of revenues over the estimated life of 3 - 7 years.

Customer Relationships. An intangible customer relationship asset was recognized to the extent that the Company was expected to benefit from future revenues reasonably anticipated given the historical customer relationships and operating practices of CamSemi. In order to determine the fair value of the customer relationships, the Company's analysis assumed that the Company would immediately benefit from the economics generated by CamSemi's existing customer relationships.  This amount was reduced by the potential impact given no past customer relationships and the assumption that the Company could reacquire the customer relationships and ramp up to a similar level of revenue within two years.  The fair value of customer relationships was capitalized as of the acquisition date and is being amortized on a straight line basis to sales and marketing expenses over the estimated life of 5 years.

Pro forma results of operations for this acquisition have not been presented because it is not material to the Company’s condensed consolidated financial statements.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company's patents, that Fairchild has induced others to infringe the Company's patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company's products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties' post-trial motions on liability but granted the Company's motion for judgment as a matter of law finding that Fairchild infringed another of the Company's patents. On April 25, 2013, the Court denied both parties' motions regarding the unenforceability of each other's patents. The Company intends to challenge adverse findings on appeal; nevertheless, the Company estimates that even if the verdict on Fairchild's patent were ultimately upheld, the sales potentially impacted would amount to only about 0.3% of the Company's revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well; following a hearing on the issue in June 2014, the Court denied Fairchild's request for an injunction against the Company and granted the Company's request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, and both parties filed appeals with the Federal Circuit, which will be briefed later this year. The Company is also seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining Fairchild and SG from infringing the Company's patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company's patents now at issue in the case is unenforceable. On May 5, 2010, Fairchild and SG filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company's objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that Fairchild and SG infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s condensed consolidated financial statements as a result of the damages verdict. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial; further proceedings with respect to the damages retrial will take place over the coming months, with the retrial scheduled for December 2015.

In February 2010, Fairchild and System General (“SG”) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the Suzhou Intermediate Court in the People's Republic of China. The suits assert four Chinese patents and seek an injunction and damages of approximately $19.0 million. Power Integrations Netherlands filed invalidation proceedings for all four asserted SG patents in the People's Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010. In early January 2012, the Company received rulings from the PRB invalidating the majority of the claims Fairchild asserted in litigation. The Suzhou Court conducted evidentiary hearings in 2012 and issued rulings in late December 2012, finding that the Company did not infringe any of the asserted patents. Fairchild filed appeals challenging the Suzhou Court's non-infringement rulings, and the appeals court in Nanjing held further hearings in the infringement proceedings, but Fairchild has since dismissed its appeals, bringing the infringement proceedings to a close in the first quarter of 2015.

On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (“PTO”) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing has taken place and a hearing is scheduled for May 2015, with rulings expected in the coming months.

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleges that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company answered Fairchild's complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company's patents. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company's preliminary challenge. Both parties have filed dispositive motions on a number of issues, and trial is scheduled to begin on May 26, 2015.

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

14. BANK LINE OF CREDIT:

On July 5, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1,

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014, to extend the Credit Agreement termination date from July 5, 2015, to April 1, 2017, with all other terms of the Credit Agreement remaining the same. The Company's ability to borrow under the revolving line of credit is conditioned upon the Company's compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which the Company is currently in compliance. All advances under the revolving line of credit will become due on April 1, 2017, or earlier in the event of a default. As of March 31, 2015, the Company had no letters of credit outstanding and no amount outstanding under the credit agreement.

15. INDEMNIFICATIONS:

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2015. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management's discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 10, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A-“Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as light-emitting diodes, or LEDs. We believe this presents a significant opportunity for us because our ICs are used in driver (i.e. power-supply) circuitry for high-voltage LED lighting applications. Finally, the growing desire for less carbon-intensive sources of energy and modes of transportation represents an opportunity for us since our IGBT drivers are used in renewable-energy systems as well as electric trains and electric vehicles.

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

Recent Results

Our net revenues were $82.6 million and $83.1 million in the three months ended March 31, 2015 and 2014, respectively. The decrease in 2015 revenues was due primarily to lower unit sales into the computer end-market, reflecting reduced market demand for power supplies for desktop computers, and the industrial end-market, largely reflecting lower unit sales of IGBT drivers for fossil fuel exploration and energy distribution applications. These reductions were partially offset by higher unit sales into the communications end-market, driven by increased sales into mobile-device chargers, and by our acquisition of CamSemi, whose products are used primarily in the communications end-market. Sales into the consumer end-market also increased, reflecting increased penetration of our products into consumer-appliance applications. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 60% and 59% of our net revenues in the three months ended March 31, 2015 and 2014, respectively. Our top customer, a distributor of our products, accounted for approximately 22% of our net revenues in the three months ended March 31, 2015, and 19% in the corresponding period of 2014. International sales accounted for 96% and 95% of our net revenues in the three months ended March 31, 2015 and 2014, respectively.

Our gross margin was 51.2% and 55.3% in the three months ended March 31, 2015 and 2014, respectively. The decrease in gross margin for the three months ended March 31, 2015, compared with the same period in the prior year, was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenue coming from lower-margin end markets. In addition, we incurred higher period costs resulting from the amortization of intangibles and inventory write-up related to our acquisition of CamSemi, which took place in the first quarter of 2015 (refer to Note 10, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details).

Total operating expenses were $35.3 million and $33.2 million in the three months ended March 31, 2015 and 2014, respectively. The year-over-year increase was due primarily to increased headcount in research and development ("R&D") and in sales and marketing ("S&M") as a result of our acquisition of CamSemi, which increased payroll and related expenses. Additional R&D increases resulted from engineering-materials and equipment-depreciation expenses in support of our product-

development efforts. These increases were partially offset by decreased S&M expenses, specifically lower intangible asset amortization expense as our Concept trade name was fully amortized as of the second quarter of 2014.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 75% of our net product sales were made to distributors in the three months ended March 31, 2015, and in the twelve months ended December 31, 2014. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and require letters of credit whenever deemed necessary.

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

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of March 31, 2015, and December 31, 2014, was approximately $30.0 million and $25.0 million, respectively. The total deferred cost as of March 31, 2015, and December 31, 2014, was approximately $12.7 million and $9.8 million, respectively.

Frequently, distributors need to sell at a price lower than the standard distribution price to win business. At the time the distributor invoices its customer, or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor's cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, a credit memo is issued to the distributor for the ship and debit claim. We maintain a reserve for these unprocessed claims and for estimated future ship and debit price adjustments. The reserve appears as a reduction to accounts receivable and deferred income on sales to distributors in our accompanying consolidated balance sheets. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on the deferred revenue and deferred margin ultimately recognized. To evaluate the adequacy of our reserves, we analyze historical ship and debit payments and levels of inventory in the distributor channels.

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

As of March 31, 2015, we maintain a full valuation allowance on our California and New Jersey deferred tax assets as we do not believe that it is more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance on capital losses for federal purposes and a valuation allowance with respect to our deferred tax assets relating to tax credits in Canada.

In the quarter ended June 30, 2014, we settled with the IRS and closed out our tax examination for the years 2007 through 2009. The resolution of the audit resulted in a federal and state tax benefit of $2.8 million and $0.5 million, respectively, and was recorded in our 2014 financial statements.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of ASC 350-10, ASU No. 2011-08, Testing Goodwill for Impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect this option, and after assessing the totality of events or circumstances we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. As part of our annual impairment evaluation, we reviewed goodwill for impairment in the fourth quarter 2014, and concluded that no impairment existed as of December 31, 2014. Additionally, no impairment indicators have been identified during the three months ended March 31, 2015.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2015	2014

Net revenues	100.0%	100.0%
Cost of revenues	48.8	44.7
Gross profit	51.2	55.3
Operating expenses:
Research and development	18.1	16.2
Sales and marketing	14.7	14.6
General and administrative	10.0	9.2
Total operating expenses	42.8	40.0
Income from operations	8.4	15.3
Other income (expense), net	(0.3)	0.3
Income before income taxes	8.1	15.6
Provision for income taxes	0.5	0.8
Net income	7.6%	14.8%

Comparison of the Three Months Ended March 31, 2015 and 2014

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2015 and 2014, were $82.6 million and $83.1 million, respectively. The decrease in 2015 revenues was due primarily to lower unit sales into the computer end-market, reflecting reduced market demand for power supplies for desktop computers, and the industrial end-market, largely reflecting lower unit sales of IGBT drivers for fossil fuel exploration and energy distribution applications. These reductions were partially offset by higher unit sales into the communications end-market, driven by increased sales into mobile-device chargers and by our acquisition of CamSemi, whose products are used primarily in the communications end-market. Sales into the consumer end-market also increased, reflecting increased penetration of our products into consumer-appliance applications.

Our net revenue mix by end market for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, were as follows:

	Three Months Ended March 31,
End Market	2015	2014
Communications	21%	18%
Computer	8%	10%
Consumer	38%	37%
Industrial	33%	35%

International sales, consisting of sales outside of the United States of America based on “ship to” customer locations, were $78.9 million and $79.1 million in the three months ended March 31, 2015 and 2014, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 79% of our net revenues in the three months ended March 31, 2015, and 79% of revenue in the corresponding period of the prior year. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 75% of net revenues in both the three months ended March 31, 2015 and 2014. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

One customer, a distributor of our products, accounted for more than 10% of our net revenues in the three months ended March 31, 2015 and 2014, as shown in the following table:

	Three Months Ended March 31,
Customer	2015	2014
Avnet	22%	19%

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Net revenues	$82.6	$83.1
Gross profit	$42.3	$46.0
Gross margin	51.2%	55.3%

The decrease in gross margin for the three months ended March 31, 2015, compared with the same period in the prior year was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenue coming from lower-margin end markets. In addition, we incurred higher period costs resulting from the amortization of intangibles and inventory write-up related to our acquisition of CamSemi, which took place in the first quarter of 2015 (refer to Note 10, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details).

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Net revenues	$82.6	$83.1
R&D expenses	$14.9	$13.5
R&D expenses as a % of net revenue	18.1%	16.2%

R&D expenses increased in the three months ended March 31, 2015, compared to the same period in 2014. The year-over-year increase was due primarily to the addition of employees in connection with our acquisition of CamSemi (refer to Note 10, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details). The increase in headcount caused a corresponding increase in salary and other employee-related expenses. In addition, manufacturing and engineering-materials and equipment-depreciation expenses increased, all in support of our product-development efforts.

Sales and marketing expenses. Sales and marketing, or S&M, expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices.

The table below compares sales and marketing expenses for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Net revenues	$82.6	$83.1
Sales and marketing expenses	$12.1	$12.1
Sales and marketing expenses as a % of net revenue	14.7%	14.6%

Sales and marketing expenses remained flat in the three months ended March 31, 2015, compared to the same period in 2014. Increased expenses driven by the addition of employees in connection with our acquisition of CamSemi (refer to Note 10, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details) were offset by a decrease in amortization of intangible assets, as our Concept trade name was fully amortized as of the second quarter of 2014.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Net revenues	$82.6	$83.1
G&A expenses	$8.3	$7.6
G&A expenses as a % of net revenue	10.0%	9.2%

G&A expenses increased in the three months ended March 31, 2015, compared to the same period in 2014 due primarily to the following: (1) increased legal expenses as a result of higher patent-litigation fees in connection with our Fairchild litigation, (2) increased stock-based compensation expenses due to the higher level of stock-based awards granted in the first quarter of 2015 versus 2014, and (3) acquisition related expenses in connection with our acquisition of CamSemi.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and foreign exchange gains or losses. The table below compares other income (expense), net for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Net revenues	$82.6	$83.1
Other income (expense)	$(0.2)	$0.3
Other income (expense) as a % of net revenue	(0.3)%	0.3%

Other income (expense), net decreased in the three months ended March 31, 2015, compared to the same period in 2014 due primarily to the unfavorable impact of foreign currency movements relative to the U.S. dollar and the related loss recognized from the remeasurement of monetary foreign currency assets and liabilities of our Swiss subsidiary.

Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Income before provision for income taxes	$6.7	$13.0
Provision for income taxes	$0.4	$0.6
Effective tax rate	5.8%	4.8%

Our effective tax rates for the three months ended March 31, 2015 and 2014, were 5.8% and 4.8%, respectively. In both the three months ended March 31, 2015 and 2014, the effective tax rates were lower than the statutory federal income-tax rate of 35% primarily due to the beneficial impact of the geographic distribution of our world-wide earnings.

Liquidity and Capital Resources

As of March 31, 2015, we had $173.2 million in cash, cash equivalents and short-term marketable securities, a decrease of approximately $2.1 million from $175.3 million as of December 31, 2014. As of March 31, 2015, we had working capital, defined as current assets less current liabilities, of $203.4 million, a decrease of approximately $7.4 million from $210.8 million as of December 31, 2014.

On July 5, 2012, we entered into a credit agreement (the "Credit Agreement") with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015 to April 1, 2017, with all other terms of the Credit Agreement remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, primarily a minimum cash requirement and a debt-to-earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 1, 2017, and all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of March 31, 2015, we had no amounts outstanding under our agreement.

Operating activities generated cash of $17.7 million in the three months ended March 31, 2015. Net income for this period was $6.3 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $4.0 million, $1.8 million and $4.4 million, respectively. Significant changes in assets and liabilities included a $2.0 million increase in deferred income on sales to distributors due to increased inventory levels at our distributors, partially off-set by a $1.1 million decrease in accrued liabilities due to lower accrued professional fees and lower customer prepayments at March 31, 2015, compared to December 31, 2014.

Operating activities generated cash of $16.2 million in the three months ended March 31, 2014. Net income for this period was $12.4 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $4.0 million, $1.9 million and $3.9 million, respectively. Significant changes in assets and liabilities included: (1) a $3.9 million decrease in deferred income taxes due primarily to the adoption of a new accounting standard, ASU 2013-11; and (2) a $2.1 million increase in deferred income on sales to distributors, due to increased inventory levels at our distributors reflecting lower-than-expected sales in the first quarter. These sources of cash and non-cash items were partially offset by: (1) a $5.7 million increase in inventory, reflecting both lower-than-expected sales in the first quarter as well as anticipated growth in future quarters; (2) a $5.6 million decrease in taxes payable and accrued liabilities related primarily to the above-mentioned adoption of ASU 2013-11, and a decrease in employee-related liabilities; and (3) a $4.0 million increase in accounts receivable due to the timing of cash receipts in March 2014 compared to December 2013.

Our investing activities in the three months ended March 31, 2015, resulted in net cash proceeds of $8.1 million, consisting primarily of $26.8 million of proceeds from the sale of marketable securities, partially off-set by $15.4 million in net cash paid for the acquisition of CamSemi (refer to Note 10, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details) and $3.3 million for purchases of property and equipment, primarily machinery and equipment for production. Our investing activities in the three months ended March 31, 2014, resulted in a $29.2 million net use of cash, consisting primarily of: $4.5 million for purchases of property and equipment, primarily machinery and equipment for production and research and development; and $24.8 million for the purchase of marketable securities.

Our financing activities in the three months ended March 31, 2015, resulted in a $0.8 million net use of cash. Financing activities consisted primarily of $3.5 million for the payment of dividends to stockholders and $0.8 million for the repurchase of our common stock, partially offset by proceeds of $3.5 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the three months ended March 31, 2014, resulted in net cash proceeds of $4.0 million. Financing activities for this period consisted primarily of proceeds of $7.0 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $3.0 million for the payment of dividends to stockholders.

In October 2013, our board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. In April 2014, our board of directors increased the dividend payments for the third and fourth quarters of 2014 to $0.12 per share. A payout of approximately $3.0 million occurred on each of March 31, 2014, and June 30, 2014, and a payout of approximately $3.5 million occurred on each of September 30, 2014, and December 31, 2014. In January 2015, our board of directors extended the $0.12 quarterly dividend through each quarter in 2015. The first quarterly dividend payment of $3.5 million was made on March 31, 2015. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, and in the year ended December 31, 2014, our board of directors authorized the use of an additional $75.0 million for this purpose, with repurchases to be executed according to pre-defined price/volume guidelines. No shares were purchased during the three months ended March 31, 2014, as the stock price levels exceeded the pre-defined price guidelines mentioned above, and in the three months ended March 31, 2015, we purchased approximately 17,000 shares for $0.8 million. As of March 31, 2015, we had $22.9 million remaining on our repurchase program. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

As of March 31, 2015, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $11.8 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

There were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

If our operating results deteriorate during the remainder of 2015 as a result of a decrease in customer demand, pricing pressure, or other factors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our credit agreement or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Off-Balance-Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in our exposure to foreign currency exchange and interest rate risks from that described in our 2014 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At March 31, 2015, and December 31, 2014, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of March 31, 2015, or December 31, 2014, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, in our Notes to Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of March 31, 2015, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and Euro. We maintain cash denominated in Swiss francs and Euro to fund the operations of our Swiss subsidiary. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and Euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of March 31, 2015, and December 31, 2014, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for 75% of net revenues in the three months ended March 31, 2015, and 75% in the twelve months ended December 31, 2014. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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
If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies.  We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 12, Legal Proceedings and Contingencies, in our Notes to Condensed Consolidated Financial Statements. For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued in an ongoing case for patent infringement. Should we ultimately be determined to be infringing another party's patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed.  We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.  Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 96% of our net revenues for the three months ended March 31, 2015, and 95% for the year ended December 31, 2014. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. We have supply arrangements for the production of wafers with Lapis, Renesas, X-FAB and Epson. Our contracts with these suppliers expire on varying dates, with the earliest having expired as of December 2014, which was Renesas (the contract with Renesas is currently being renegotiated and is expected to be finalized in the second quarter of 2015, until that time we are operating under the terms of the expired contract). Although some aspects of our relationships with Lapis, Renesas, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Lapis, Renesas, X-FAB and Epson in the future, and that the wafer foundries' capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Lapis, Renesas, X-FAB or Epson could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 60% of our net revenues in the three months ended March 31, 2015, and 59% in the year ended December 31, 2014. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, and in the year ended December 31, 2014, our board of directors authorized the use of an additional $75.0 million for this purpose ($50.0 million was authorized in May 2014, and $25.0 million was authorized in December 2014), with repurchases to be executed according to pre-defined price/volume guidelines. In the year ended December 31, 2014, we purchased 1.6 million shares for $80.8 million, and in the three months ended March 31, 2015, we purchased approximately 17,000 shares for $0.8 million. As of March 31, 2015, we had $22.9 million remaining on our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
January 1, 2015, to January 31, 2015	13,852	$49.92	13,852	$23,041
February 1, 2015, to February 28, 2015	—	$—	—	$23,041
March 1, 2015, to March 31, 2015	3,000	$49.87	3,000	$22,891
Total	16,852		16,852

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	April 30, 2015	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K filed on February 29, 2012, SEC File No. 000-23441.)

3.2	Amended and Restated Bylaws. (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K filed on April 26, 2013, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1 (1)	Compensation Arrangements with Named Executive Officers

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(1)	Incorporated by reference from the disclosure under Item 5.02 of our Current Report on Form 8-K (SEC File No. 000-23441), filed with the SEC on February 2, 2015.