Form 10-Q
period 2015-06-30
POWER INTEGRATIONS INC
filed 2015-07-31
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 17, 2015
Common Stock, $0.001 par value	29,107,811

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,941	$60,708
Short-term marketable securities	94,944	114,575
Accounts receivable, net of allowances of $106 and $191 in 2015 and 2014, respectively (Note 2)	13,212	10,186
Inventories	64,231	64,025
Deferred tax assets	38	39
Prepaid expenses and other current assets	9,444	16,379
Total current assets	257,810	265,912
PROPERTY AND EQUIPMENT, net	92,913	95,823
INTANGIBLE ASSETS, net	41,028	35,524
GOODWILL	91,849	80,599
DEFERRED TAX ASSETS	11,025	11,562
OTHER ASSETS	4,894	4,243
Total assets	$499,519	$493,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,792	$21,980
Accrued payroll and related expenses	9,539	9,071
Taxes payable	2,237	2,963
Deferred tax liabilities	2,085	2,193
Deferred income on sales to distributors	16,457	15,223
Other accrued liabilities	3,381	3,730
Total current liabilities	64,491	55,160
LONG-TERM INCOME TAXES PAYABLE	746	743
DEFERRED TAX LIABILITIES	3,928	4,272
OTHER LIABILITIES	2,673	2,812
Total liabilities	71,838	62,987
COMMITMENTS AND CONTINGENCIES (Notes 9, 11, 12 and 15)
STOCKHOLDERS’ EQUITY:
Common stock	29	29
Additional paid-in capital	161,089	171,938
Accumulated other comprehensive loss	(1,167)	(1,136)
Retained earnings	267,730	259,845
Total stockholders’ equity	427,681	430,676
Total liabilities and stockholders’ equity	$499,519	$493,663
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET REVENUES	$85,265	$88,985	$167,822	$172,058
COST OF REVENUES	41,247	40,249	81,512	77,345
GROSS PROFIT	44,018	48,736	86,310	94,713

OPERATING EXPENSES:
Research and development	14,864	14,366	29,805	27,856
Sales and marketing	12,459	12,232	24,572	24,342
General and administrative	7,491	7,813	15,772	15,459
Total operating expenses	34,814	34,411	70,149	67,657
INCOME FROM OPERATIONS	9,204	14,325	16,161	27,056
OTHER INCOME (EXPENSE)
Other income (expense), net	14	198	(209)	455
Total other income (expense)	14	198	(209)	455
INCOME BEFORE INCOME TAXES	9,218	14,523	15,952	27,511
PROVISION FOR (BENEFIT FROM) INCOME TAXES	628	(2,193)	1,019	(1,568)
NET INCOME	$8,590	$16,716	$14,933	$29,079

EARNINGS PER SHARE:
Basic	$0.29	$0.55	$0.51	$0.96
Diluted	$0.29	$0.54	$0.50	$0.93

SHARES USED IN PER SHARE CALCULATION:
Basic	29,368	30,310	29,339	30,275
Diluted	30,034	31,110	30,075	31,150
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$8,590	$16,716	$14,933	$29,079
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in the three and six months ended June 30, 2015 and 2014 (Note 2)	(57)	17	(22)	11
Unrealized gain (loss) on marketable securities, net of $0 tax in the three and six months ended June 30, 2015 and 2014 (Note 2)	(93)	92	(37)	239
Amortization of defined benefit pension items, net of tax of $4 and $8 in the three and six months ended June 30, 2015 and 2014, respectively (Note 2)	14	16	28	30
Total other comprehensive income (loss)	(136)	125	(31)	280
Total comprehensive income	$8,454	$16,841	$14,902	$29,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,933	$29,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,067	7,847
Amortization of intangibles	3,515	3,374
Loss on sale of property and equipment	—	159
Stock-based compensation expense	8,141	8,090
Amortization of premium on marketable securities	551	815
Deferred income taxes	86	135
Reduction in accounts receivable allowances	(85)	(15)
Excess tax benefit from employee stock plans	—	(213)
Tax benefit (deficiency) associated with employee stock plans	(189)	364
Change in operating assets and liabilities:
Accounts receivable	(1,050)	(4,039)
Inventories	1,203	(8,946)
Prepaid expenses and other assets	1,850	5,300
Accounts payable	6,303	1,870
Taxes payable and accrued liabilities	(1,827)	(4,743)
Deferred income on sales to distributors	1,235	3,401
Net cash provided by operating activities	42,733	42,478
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,144)	(9,885)
Payment for acquisition, net of cash acquired (Note 10)	(15,549)	—
Purchases of marketable securities	(9,993)	(24,751)
Proceeds from sales and maturities of marketable securities	29,035	—
Net cash used in investing activities	(1,651)	(34,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	4,375	9,867
Repurchase of common stock	(23,176)	(25,731)
Payments of dividends to stockholders	(7,048)	(6,059)
Excess tax benefit from employee stock plans	—	213
Net cash used in financing activities	(25,849)	(21,710)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,233	(13,868)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,708	92,928
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,941	$79,060
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,411	$3,022
Loan applied to CamSemi purchase price (Note 10)	$6,600	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net	$2,065	$(1,148)

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

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions, stock repurchases and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with a maturity date greater than three months at the date of purchase as short-term marketable securities in its Condensed Consolidated Balance Sheets. As of June 30, 2015, and December 31, 2014, the Company's marketable securities consisted primarily of highly liquid corporate securities, commercial paper and other high-quality commercial securities.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost and estimated fair market value of cash equivalents and marketable securities classified as available-for-sale at June 30, 2015, were as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper (1)	$34,984	$—	$—	$34,984
Corporate securities (2)	2,808	—	—	2,808
Total	37,792	—	—	37,792
Investments due in 4-12 months:
Commercial paper (2)	7,488	—	—	7,488
Corporate securities (2)	68,522	53	(11)	68,564
Total	76,010	53	(11)	76,052
Investments due between 12 months and 5-years:
Corporate securities (2)	16,080	11	(7)	16,084
Total	16,080	11	(7)	16,084
Total marketable securities	$129,882	$64	$(18)	$129,928
____________________________________

(1)	Included within cash and cash equivalents on the condensed consolidated balance sheet.

(2)	Included within short-term marketable securities on the condensed consolidated balance sheet.

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale at December 31, 2014, were as follows (in thousands):

	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Market Value
Investments due in 4-12 months:
Corporate securities	$30,233	$36	$—	$30,269
Total	30,233	36	—	30,269
Investments due between 12 months and 5-years:
Corporate securities	84,259	92	(45)	84,306
Total	84,259	92	(45)	84,306
Total marketable securities	$114,492	$128	$(45)	$114,575

As of June 30, 2015, and December 31, 2014, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 77% of the Company's net product sales were made to distributors in the six months ended June 30, 2015, and 75% in the twelve months ended December 31, 2014. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of June 30, 2015, and December 31, 2014, was approximately $28.3 million and $25.0 million, respectively. The total deferred cost as of June 30, 2015, and December 31, 2014, was approximately $11.8 million and $9.8 million, respectively.

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

Common Stock Repurchases and Cash Dividend

In October 2012, the Company's board of directors authorized the use of $50.0 million for the repurchase of the Company's common stock, and in the year ended December 31, 2014, the Company's board of directors authorized the use of an additional $75.0 million, for this purpose, with repurchases to be executed according to pre-defined price/volume guidelines. In the year ended December 31, 2014, the Company purchased 1.6 million shares for $80.8 million, and in the six months ended June 30, 2015, the Company purchased approximately 0.5 million shares for $23.2 million. As of June 30, 2015, the Company had $0.6 million remaining on its repurchase authorization.

In July 2015, the Company's board of directors authorized the use of an additional $30.0 million for the repurchase of the Company's common stock. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors.

In October 2013, the Company's board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. Dividend payouts totaling approximately $3.0

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million each were paid on March 31, 2014 and June 30, 2014. In April 2014, the Company's board of directors increased the quarterly dividends for the third and fourth quarters of 2014 to $0.12 per share. Dividend payouts totaling approximately $3.6 million and $3.5 million were paid on September 30, 2014 and December 31, 2014, respectively.

In January 2015, the Company's board of directors extended the $0.12 quarterly dividend through each quarter in 2015. Dividend payouts totaling $3.5 million each were paid on March 31, 2015 and June 30, 2015. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of the Company's stockholders.

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

	June 30, 2015	December 31, 2014
Accounts receivable trade	$46,960	$38,344
Accrued ship and debit and rebate claims	(33,642)	(27,967)
Allowance for doubtful accounts	(106)	(191)
Total	$13,212	$10,186
Prepaid Expenses and Other Current Assets (in thousands):

	June 30, 2015	December 31, 2014
Prepaid legal fees	$60	$1,506
Loan to Cambridge Semiconductor (Note 10)	—	6,600
Prepaid income tax	3,206	3,208
Prepaid maintenance agreements	865	1,023
Interest receivable	530	664
VAT receivable	657	987
Supplier prepayment	534	800
Other	3,592	1,591
Total	$9,444	$16,379

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in accumulated other comprehensive income (loss) for the three months ended June 30, 2015 and 2014 (in thousands):

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	June 30,		June 30,				June 30,		June 30,
	2015	2014	2015		2014		2015	2014	2015	2014
Beginning balance at April 1,	$139	$357	$(1,226)		$(766)		$56	$94	$(1,031)	$(315)
Other comprehensive income (loss) before reclassifications	(93)	92	—		—		(57)	17	(150)	109
Amounts reclassified from accumulated other comprehensive income	—	—	14	(1)	16	(1)	—	—	14	16
Net-current period other comprehensive income (loss)	(93)	92	14		16		(57)	17	(136)	125
Ending balance at June 30,	$46	$449	$(1,212)		$(750)		$(1)	$111	$(1,167)	$(190)
____________________________

(1)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the three months ended June 30, 2015 and 2014.

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014 (in thousands):

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Six Months Ended		Six Months Ended				Six Months Ended		Six Months Ended
	June 30,		June 30,				June 30,		June 30,
	2015	2014	2015		2014		2015	2014	2015	2014
Beginning balance at January 1,	$83	$210	$(1,240)		$(780)		$21	$100	$(1,136)	$(470)
Other comprehensive income (loss) before reclassifications	(37)	239	—		—		(22)	11	(59)	250
Amounts reclassified from accumulated other comprehensive income	—	—	28	(1)	30	(1)	—	—	28	30
Net-current period other comprehensive income (loss)	(37)	239	28		30		(22)	11	(31)	280
Ending balance at June 30,	$46	$449	$(1,212)		$(750)		$(1)	$111	$(1,167)	$(190)
____________________________

(1)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the six months ended June 30, 2015 and 2014.

3. STOCK PLANS AND SHARE-BASED COMPENSATION:

Stock Plans

As of June 30, 2015, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007, and approved by the stockholders on November 7, 2007, as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan"). The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards ("RSUs"), stock appreciation rights, performance-based awards ("PSUs"), long-term performance based awards ("PRSUs") and other stock awards to employees, directors and consultants. As of June 30, 2015, the maximum remaining number of shares that may be issued under the 2007 Plan was 6,338,020 shares, which includes options granted but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and non-statutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

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

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months' duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of June 30, 2015, 2,747,784 shares had been purchased and 252,216 shares were reserved for future issuance under the Purchase Plan.

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

Determining Fair Value of Stock Options

The Company uses the Black-Scholes valuation model for valuing stock option grants using the following assumptions and estimates:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2015, and June 30, 2014 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenues	$257	$298	$506	$517
Research and development	1,306	1,339	2,697	2,551
Sales and marketing	878	864	1,890	1,799
General and administrative	1,309	1,674	3,048	3,223
Total stock-based compensation expense	$3,750	$4,175	$8,141	$8,090

Stock-based compensation expense in the three months ended June 30, 2015 was $3.8 million (comprising approximately $0.2 million related to stock options, $0.2 million related to annual and long-term performance awards, $3.1 million related to RSUs and $0.3 million related to the Purchase Plan). In the six months ended June 30, 2015, stock compensation expense was $8.1 million (comprising approximately $0.4 million related to stock options, $0.8 million related to annual and long-term performance-based awards, $6.3 million related to RSUs and $0.6 million related to the Purchase Plan).

Stock-based compensation expense in the three months ended June 30, 2014, was $4.2 million (comprising approximately $0.5 million related to stock options, $0.7 million related to annual and long-term performance-based awards, $2.7 million related to RSUs and $0.3 million related to the Purchase Plan). In the six months ended June 30, 2014, stock compensation expense was $8.1 million (comprising approximately $1.0 million related to stock options, $1.3 million related to annual and long-term performance awards, $5.2 million related to RSUs and $0.6 million related to the Purchase Plan).

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted-average period over which it is expected to be recognized as of June 30, 2015.

	June 30, 2015
	Unrecognized Compensation Expense for Unvested Awards (in thousands)	Weighted Average Remaining Recognition Period (in years)
Options	$424	0.79
Performance-based awards	429	0.50
Long-term performance-based awards	2,778	2.04
Restricted stock units	26,855	2.70
Purchase plan	110	0.50
Total unrecognized compensation expense	$30,596

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	*Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Risk-free interest rates	—%	—%	0.07%	0.07%
Expected volatility rates	—%	—%	34%	30%
Expected dividend yield	—%	—%	0.89%	0.66%
Expected term of purchase right (in years)	0	0	0.5	0.5
Weighted-average estimated fair value of purchase rights	$—	$—	$12.89	$13.31
__________________________
*There were no employee stock purchase rights granted in the three months ended June 30, 2015 and 2014.

The Company did not grant stock options in the three and six months ended June 30, 2015, or June 30, 2014, and therefore no fair-value assumptions were reported.

A summary of stock option activity under the Plans, excluding performance-based awards and restricted stock units, as of June 30, 2015, and changes during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	1,344	$27.27
Granted	—	—
Exercised	(74)	$25.45
Forfeited or expired	—	—
Outstanding at June 30, 2015	1,270	$27.37	3.15	$22,627
Exercisable at June 30, 2015	1,243	$27.03	3.07	$22,559
Vested and expected to vest at June 30, 2015	1,270	$27.36	3.15	$22,626

The Company did not grant stock options in the three and six months ended June 30, 2015, and June 30, 2014. Beginning in 2010 the Company's equity grants to new hires and its annual incentive grants to non-executive employees have been primarily in the form of RSUs. The total intrinsic value of options exercised during the three and six months ended June 30, 2015, was approximately $0.4 million and $2.0 million, respectively, and the total intrinsic value of options exercised during the three and six months ended June 30, 2014, was approximately $1.2 million and $7.0 million, respectively.

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

During the six months ended June 30, 2015, the Company granted approximately 88,000 annual performance-based awards to the Company's employees and executives. As the net revenue, non-GAAP operating earnings and strategic goals are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to vest based on progress toward the performance targets. The fair value of performance-based awards is determined using the fair value of the Company's common stock on the grant date,

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In January 2015, it was determined that the Company had not reached the minimum level of the established 2014 performance targets (consisting of revenue and non-GAAP operating income). Accordingly, no shares subject to performance-based awards granted in connection with the 2014 performance based incentive plan were released to the Company's employees and executives in 2015.

A summary of performance-based awards outstanding as of June 30, 2015, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	—	—
Granted	88	$52.45
Vested	—	—
Change in units due to performance achievement for PSUs vested in the year	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2015	88	$52.45	0.50	$3,980
Outstanding and expected to vest at June 30, 2015	14		0.50	$637

The weighted-average grant-date fair value per share of performance-based awards granted in the three and six months ended June 30, 2015 was approximately $50.75 and $52.45, respectively, and $48.89 and $53.93, respectively, in the corresponding periods of the previous year. There were no awards released in the three and six months ended June 30, 2015. The grant-date fair value of awards released, which were fully vested, in the six months ended June 30, 2014, was approximately $3.2 million. No awards were released in the three months ended June 30, 2014.

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

            Recipients of a PRSU award generally must remain employed by the Company on a continuous basis through the end of the applicable three-year performance period in order to receive shares subject to that award. Expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to vest based on progress toward the performance target. The fair value of long-term performance-based awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of long-term performance-based awards outstanding as of June 30, 2015, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	61	$55.51
Granted	72	$52.47
Vested	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2015	133	$53.87	2.04	$5,995
Outstanding and expected to vest at June 30, 2015	76		2.03	$3,440

The weighted-average grant-date fair value per share of long-term performance-based awards granted in the three and six months ended June 30, 2015, was approximately $49.40 and $52.47, respectively, and $47.95 and $56.15, respectively, in the corresponding periods of the previous year. No PRSUs vested in the three and six months ended June 30, 2015, or June 30, 2014.

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
A summary of RSUs outstanding as of June 30, 2015, and changes during the six months then ended, are as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	692	$43.86
Granted	282	$50.43
Vested	(248)	$42.53
Forfeited or expired	(19)	$44.33
Outstanding at June 30, 2015	707	$46.93	1.69	$31,938
Outstanding and expected to vest at June 30, 2015	649		1.63	$29,317

The weighted-average grant-date fair value per share of RSUs awarded in the three and six months ended June 30, 2015, was approximately $49.37 and $50.43, respectively, and $47.81 and $50.97, respectively, in the corresponding periods of the previous year. The grant-date fair value of RSUs vested in the three and six months ended June 30, 2015, was approximately $7.8 million and $10.6 million, respectively, and $7.8 million and $9.5 million, respectively, in the corresponding periods of the previous year.

4. FAIR VALUE MEASUREMENTS:
ASC 820-10, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The fair-value hierarchy of the Company's marketable securities at June 30, 2015, and December 31, 2014, was as follows (in thousands):

	Fair Value Measurement at
	June 30, 2015
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$42,472	$—	$42,472
Money market funds	3,554	3,554	—
Corporate securities	87,456	—	87,456
Total	$133,482	$3,554	$129,928

	Fair Value Measurement at
	December 31, 2014
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$3,370	$3,370	$—
Corporate securities	114,575	—	114,575
Total	$117,945	$3,370	$114,575

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2015, and the twelve months ended December 31, 2014.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$24,346	$21,127
Work-in-process	13,680	14,643
Finished goods	26,205	28,255
Total	$64,231	$64,025

6. GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased during the six months ended June 30, 2015, due to the Company's acquisition of Cambridge Semiconductor Limited, or CamSemi (refer to Note 10, Acquisition, for details on the Company's CamSemi acquisition). Changes in the carrying amount of goodwill during the six months ended June 30, 2015, are as follows (in thousands):

Goodwill
Balance at December 31, 2014	$80,599
Goodwill acquired during the period	11,250
Ending balance at June 30, 2015	$91,849

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, in-process research and development and patent rights, and are reported net of accumulated amortization. In January 2015, the Company acquired CamSemi, resulting in the addition of the following intangible assets: developed technology of $6.6 million, which will be amortized over a period of 3 - 7 years; and customer relationships of $2.4 million, which will be amortized over a period of 5 years. The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, acquired licenses, customer relationships, trade name and patent rights, which range from 2 to 12 years, with the exception of $1.3 million for the purchase of an internet domain name (the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life), and $4.7 million of in-process research and development. In-process research and development is assessed for impairment until the development is completed and products are available for sale, at which time the Company will begin to amortize the in-process research and development. The Company does not expect the amortization of in-process research and development to begin in 2015. Amortization for acquired intangible assets was approximately $1.7 million and $3.5 million in the three and six months ended June 30, 2015, respectively, and $1.5 million and $3.4 million, respectively, in the corresponding periods of the previous year. The Company does not believe there is any significant residual value associated with its finite-lived intangible assets:

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Technology licenses	3,000	(2,775)	225	3,000	(2,625)	375
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	33,270	(9,752)	23,518	26,670	(7,828)	18,842
Customer relationships	20,030	(8,696)	11,334	17,610	(7,254)	10,356
Trade name	3,600	(3,600)	—	3,600	(3,600)	—
Total intangible assets	$67,800	$(26,772)	$41,028	$58,780	$(23,256)	$35,524

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense related to finite-lived intangible assets at June 30, 2015, is as follows:

Fiscal Year		Estimated Amortization (in thousands)
2015	(remaining 6 months)	$3,403
2016		6,303
2017		5,904
2018		5,152
2019		4,753
Thereafter		9,562
Total (1)		$35,077
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized upon completion of development over the estimated useful life of the technology.

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

Customer Concentration

The Company's top ten customers accounted for approximately 62% and 60% of net revenues for the three and six months ended June 30, 2015, respectively, and approximately 61% and 60% of net revenues, respectively, in the corresponding periods of the previous year. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

One customer, a distributor of the Company's products, accounted for more than 10% of the Company's net revenues in the three and six months ended June 30, 2015, and in the corresponding periods of 2014. The following table discloses that customer's percentage of revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2015	2014	2015	2014
Avnet	22%	20%	22%	20%

No other customers accounted for 10% or more of the Company's net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exposure related to its customers. As of June 30, 2015, and December 31, 2014, 65% and 66%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	June 30, 2015	December 31, 2014
Avnet	25%	22%
Burnon International LTD.	*	11%
_______________________________

*	Total customer accounts receivable was less than 10%.

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

International Sales

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of sales to distributors and direct customers outside of the United States of America, comprise the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Hong Kong/China	51%	48%	49%	46%
Taiwan	14%	16%	13%	16%
Korea	8%	10%	10%	10%
Western Europe (excluding Germany)	11%	10%	11%	11%
Japan	6%	5%	6%	6%
Germany	2%	2%	2%	2%
Other	3%	4%	4%	4%
Total foreign revenue	95%	95%	95%	95%

The remainder of the Company’s sales is to customers within the United States of America.

Product Sales

Net revenues consist primarily of sales of the Company's high-voltage integrated-circuit products, IGBT drivers and high-voltage silicon diodes. When evaluating the Company's net revenues, the Company categorizes its sales into the following four end-market groupings: communications, computer, consumer and industrial. The table below provides the percentage of net sales activity by end market for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
End Market	2015	2014	2015	2014
Communications	21%	15%	21%	17%
Computer	7%	12%	7%	11%
Consumer	36%	38%	37%	37%
Industrial	36%	35%	35%	35%

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

A summary of the earnings per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income	$8,590	$16,716	$14,933	$29,079
Weighted-average common shares	29,368	30,310	29,339	30,275
Basic earnings per share	$0.29	$0.55	$0.51	$0.96
Diluted earnings per share: (1)
Net income	$8,590	$16,716	$14,933	$29,079
Weighted-average common shares	29,368	30,310	29,339	30,275
Effect of dilutive awards:
Employee stock plans	666	800	736	875
Diluted weighted-average common shares	30,034	31,110	30,075	31,150
Diluted earnings per share	$0.29	$0.54	$0.50	$0.93
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

In the three and six months ended June 30, 2015 and 2014, no outstanding stock awards were determined to be anti-dilutive, and therefore no stock awards were excluded in the computation of diluted earnings per share.

9. PROVISION FOR INCOME TAXES:
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

The Company's effective tax rates for the three and six month ended June 30, 2015, were 6.8% and 6.4%, respectively. The difference between the expected statutory rate of 35% and the Company's effective tax rates for the three and six months ended June 30, 2015, was due primarily to the beneficial impact of the geographic distribution of the Company's world-wide earnings. The Company's effective tax rates for the three and six months ended June 30, 2014, were (15.1)% and (5.7)%, respectively. The primary difference between the expected statutory rate of 35% and the effective tax rates was the Company's 2014 settlement with the IRS. The provision for income tax for the three and six months ended June 30, 2014, includes a one-time benefit of $3.3 million comprising $2.8 million in federal income taxes and interest, and state income taxes of approximately $0.5 million. The one-time benefit includes the reversal of $4.1 million of related unrecognized tax benefits that had been recorded as non-current liabilities in the Company's consolidated balance sheets. The Company has now concluded all U.S. federal income-tax matters for the years through 2009.

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

As of June 30, 2015, the Company maintains a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, capital losses for federal purposes and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

On January 2, 2015, the Company acquired 100% of the shares outstanding of CamSemi for total consideration of approximately $23.3 million, of which $16.7 million was paid in cash and $6.6 million was applied against the outstanding loan owed to the Company. The acquisition-related costs for the purchase of CamSemi were $0.2 million in the six months ended June 30, 2015, and $0.8 million in the three months ended December 31, 2014. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805 - Business Combinations. Goodwill is not expected to be deductible for tax purposes.

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

Total Amount (in thousands)
Assets Acquired
Cash	$1,134
Accounts receivable	1,891
Inventories	1,409
Prepaid expenses and other current assets	408
Tax receivable	1,093
Intangible assets:
Developed technology	6,600
Customer relationships	2,420
Goodwill	11,250
Total assets acquired	26,205
Liabilities Assumed
Current liabilities	1,832
Taxes payable	1,090
Total liabilities assumed	2,922
Total purchase price	$23,283

The following table represents details of the purchased intangible assets:

	Fair Value Amount (in thousands)	Estimated Useful Life (in years)
Developed technology	$6,600	3 - 7
Customer relationships	2,420	5
Total acquired CamSemi intangibles	$9,020

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS:

Supplier Agreements

Under the terms of the Company's wafer-supply agreements with Seiko Epson Corporation, or Epson, and ROHM Lapis Semiconductor Co., Ltd., or Lapis, the wafers purchased from these suppliers are priced in U.S. dollars; however, these agreements also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar on future purchases. Each year, the Company's management and these two suppliers review and negotiate future pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between the Company and each of these suppliers on future purchases.

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly owned subsidiary System General Corporation in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company's patents, that Fairchild has induced others to infringe the Company's patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company's products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties' post-trial motions on liability but granted the Company's motion for judgment as a matter of law finding that Fairchild infringed another of the Company's patents. On April 25, 2013, the Court denied both parties' motions regarding the unenforceability of each other's patents. The Company intends to challenge adverse findings on appeal; nevertheless, the Company estimates that even if the verdict on Fairchild's patent were ultimately upheld, the sales potentially impacted would amount to only about 0.3% of the Company's revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well. Following a hearing on the issue in June 2014, the Court denied Fairchild's request for an injunction against the Company and granted the Company's request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, and both parties filed appeals with the Federal Circuit, for which briefings should be completed later this year. The Company is also seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.

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

On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (“PTO”) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing has taken place and a hearing took place in May 2015, with rulings expected in the coming months.

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleges that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company answered Fairchild's complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company's patents. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company's preliminary challenge. The parties streamlined their contentions in view of the Court's pretrial rulings, and following a trial in late May and early June 2015, a jury returned a verdict finding that Fairchild infringed one of the Company's patents, that Fairchild has induced and contributed to others' infringement of the Company's patent, and that the Company induced infringement of a Fairchild patent that was previously found infringed in the 2012 trial described above, with a damages award of $2.4 million in favor of Fairchild. Both parties have indicated that they will be filing post-trial motions and challenges to various portions of the jury verdicts, and briefing will take place over the coming months. The Company believes it has valid defenses against the $2.4 million award in favor of Fairchild, and therefore has not recorded a loss in its financial statements at this time.

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

13. RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition, ASU 2014-09, Revenue from Contracts with Customers. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of 2018. Early adoption is permitted; however, the Company is not permitted to adopt the standard earlier than January 1, 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. BANK LINE OF CREDIT:

On July 5, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015, to April 1, 2017, with all other terms of the Credit Agreement remaining the same. The Company's ability to borrow under the revolving line of credit is conditioned upon the Company's compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which the Company is currently in compliance. All advances under the revolving line of credit will become due on April 1, 2017, or earlier in the event of a default. As of June 30, 2015, the Company had no letters of credit outstanding and no amount outstanding under the credit agreement.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2015. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

•
Capitalize on the growing demand for more energy-efficient electronic products and lighting technologies, and for cleaner energy and transportation technologies. We believe that energy-efficiency is becoming an increasingly important design criterion for power supplies due largely to the emergence of standards and specifications that encourage, and in some cases mandate, the design of more energy-efficient electronic products. (For example, in 2008 the U.S. Department of Energy implemented mandatory federal standards governing the efficiency of external power supplies; these standards are scheduled to be tightened in January 2016.) Power supplies incorporating our ICs are generally able to comply with all known efficiency specifications currently in effect, including the pending new U.S. federal standards mentioned above.

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

Recent Results

Our net revenues were $85.3 million and $89.0 million in the three months ended June 30, 2015 and 2014, respectively and $167.8 million and $172.1 million in the six months ended June 30, 2015 and 2014, respectively. The decrease in revenues for both the three- and six-months periods was due primarily to lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers, and the consumer end-market, reflecting lower demand for power supplies used in consumer appliances and consumer electronics. These reductions were partially offset by higher unit sales into the communications end-market, driven by increased sales into mobile-device chargers and by our acquisition of CamSemi, whose products are used primarily in the communications end-market. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 62% and 61% of our net revenues in the three months ended June 30, 2015 and 2014, respectively, and 60% in both the six months ended June 30, 2015 and 2014. Our top customer, a distributor of our products, accounted for approximately 22% of our net revenues in both the three and six months ended June 30, 2015, and 20% in the corresponding periods of 2014. International sales accounted for 95% of our net revenues in the three and six months ended June 30, 2015 and 2014.

Our gross margin was 51.6% and 54.8% in the three months ended June 30, 2015 and 2014, respectively, and 51.4% and 55.0% in the six months ended June 30, 2015 and 2014, respectively. The decrease in gross margin for the three and six months ended June 30, 2015, compared with the same periods in the prior year was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenue coming from lower-margin end-markets. In addition, we incurred higher period costs resulting from the amortization of intangibles, and with respect to the six-month period, inventory write-up related to our acquisition of CamSemi, which took place in the first quarter of 2015 (refer to Note 10, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details).

Total operating expenses were $34.8 million and $34.4 million in the three months ended June 30, 2015 and 2014, respectively, and $70.1 million and $67.7 million in the six months ended June 30, 2015 and 2014, respectively. The year-over-year increase was due primarily to increased headcount in research and development as a result of our acquisition of CamSemi, which increased payroll and related expenses. The increase was partially offset by lower intangible asset amortization expense as our Concept trade name was fully amortized as of the second quarter of 2014, and lower advertising and promotional expenses in 2015.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 77% of our net product sales were made to distributors in the six months ended June 30, 2015, and 75% in the twelve months ended December 31, 2014. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and require letters of credit whenever deemed necessary.

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

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of June 30, 2015, and December 31, 2014, was approximately $28.3 million and $25.0 million, respectively. The total deferred cost as of June 30, 2015, and December 31, 2014, was approximately $11.8 million and $9.8 million, respectively.

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

As of June 30, 2015, we maintain a full valuation allowance on our California and New Jersey deferred tax assets as we do not believe that it is more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance on capital losses for federal purposes and a valuation allowance with respect to our deferred tax assets relating to tax credits in Canada.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of ASC 350-10, ASU No. 2011-08, Testing Goodwill for Impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect this option, and after assessing the totality of events or circumstances we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. As part of our annual impairment evaluation, we reviewed goodwill for impairment in the fourth quarter 2014, and concluded that no impairment existed as of December 31, 2014. Additionally, no impairment indicators have been identified during the six months ended June 30, 2015.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.4	45.2	48.6	45.0
Gross profit	51.6	54.8	51.4	55.0
Operating expenses:
Research and development	17.4	16.1	17.8	16.2
Sales and marketing	14.6	13.7	14.6	14.1
General and administrative	8.8	8.9	9.4	9.0
Total operating expenses	40.8	38.7	41.8	39.3
Income from operations	10.8	16.1	9.6	15.7
Other income (expense), net	—	0.2	(0.1)	0.3
Income before income taxes	10.8	16.3	9.5	16.0
Provision for (benefit from) income taxes	0.7	(2.5)	0.6	(0.9)
Net income	10.1%	18.8%	8.9%	16.9%

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2015 were $85.3 million and $167.8 million, respectively, and $89.0 million and $172.1 million, respectively, for the corresponding periods of 2014. The decrease in revenues for both the three- and six-month periods was due primarily to lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers, and the consumer end-market, reflecting lower demand for power supplies used in consumer appliances and consumer electronics. These reductions were partially offset by higher unit sales into the communications end-market, driven by increased sales into mobile-device chargers and by our acquisition of CamSemi, whose products are used primarily in the communications end-market.

Our revenue mix by end market for the three and six month periods ended June 30, 2015, compared to the corresponding periods in 2014, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2015	2014	2015	2014
Communications	21%	15%	21%	17%
Computer	7%	12%	7%	11%
Consumer	36%	38%	37%	37%
Industrial	36%	35%	35%	35%

International sales, consisting of sales outside of the United States of America based on “ship to” customer locations, were $81.3 million and $160.2 million in the three and six months ended June 30, 2015, and $84.8 million and $163.8 million, respectively, in the corresponding periods of 2014. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 79% and 80% of our net revenues in the three and six months ended June 30, 2015, and 80% of revenue in both the corresponding periods of 2014. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 78% and 77% of net revenues in the three and six months ended June 30, 2015, and 78% and 77% in the corresponding periods of 2014. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

One customer, a distributor of our products, accounted for more than 10% of our net revenues in the three and six months ended June 30, 2015 and in the corresponding periods of 2014, as shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2015	2014	2015	2014
Avnet	22%	20%	22%	20%

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$85.3	$89.0	$167.8	$172.1
Gross profit	$44.0	$48.7	$86.3	$94.7
Gross margin	51.6%	54.8%	51.4%	55.0%

The decrease in gross margin for the three and six months ended June 30, 2015, compared with the same periods in the prior year was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenue coming from lower-margin end-markets. In addition, we incurred higher period costs resulting from the amortization of intangibles and with respect to the six-month period, inventory write-up related to our acquisition of CamSemi, which took place in the first quarter of 2015 (refer to Note 10, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details).

Research and development expenses. Research and development, or R&D, expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$85.3	$89.0	$167.8	$172.1
R&D expenses	$14.9	$14.4	$29.8	$27.9
R&D expenses as a % of net revenue	17.4%	16.1%	17.8%	16.2%

R&D expenses increased in the three and six months ended June 30, 2015, compared to the same periods in 2014. The increase was due primarily to the addition of employees in connection with our acquisition of CamSemi (refer to Note 10, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details); the increase in headcount caused a corresponding increase in salary and other employee-related expenses. The increase for the three-month period was partially offset by decreased R&D spending for engineering equipment.

Sales and marketing expenses. Sales and marketing, or S&M, expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices.

The table below compares sales and marketing expenses for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$85.3	$89.0	$167.8	$172.1
Sales and marketing expenses	$12.5	$12.2	$24.6	$24.3
Sales and marketing expenses as a % of net revenue	14.6%	13.7%	14.6%	14.1%

Sales and marketing expenses increased in the three and six months ended June 30, 2015, compared to the same periods in 2014. Increased expenses were driven (1) by the addition of employees in connection with our acquisition of CamSemi (refer to Note 10, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details) and (2) increased expenses related to training and seminars for our sales force. These expenses were partially offset by a decrease in amortization of intangible assets, as our Concept trade name was fully amortized as of the second quarter of 2014, and lower advertising and promotional expenses in 2015.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$85.3	$89.0	$167.8	$172.1
G&A expenses	$7.5	$7.8	$15.8	$15.5
G&A expenses as a % of net revenue	8.8%	8.9%	9.4%	9.0%

G&A expenses decreased in the three months ended June 30, 2015, compared to the same period in 2014 due primarily to decreased stock-based compensation expenses reflecting our expectation that a lower percentage of the 2015 performance-based awards is likely to vest as compared to our expectation with respect to the 2014 performance-based awards at the same point in time in 2014. Lower legal fees related to reduced patent attorney expenses also contributed to the decrease in G&A spending for the three-month period. G&A expenses increased in the six months ended June 30, 2015, due primarily to increased legal expenses as a result of higher patent-litigation fees in connection with our Fairchild litigation, partially offset by lower patent attorney spending.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and foreign exchange gains or losses. The table below compares other income (expense), net for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$85.3	$89.0	$167.8	$172.1
Other income (expense)	$—	$0.2	$(0.2)	$0.5
Other income (expense) as a % of net revenue	—%	0.2%	(0.1)%	0.3%

Other income (expense), net decreased in the three and six months ended June 30, 2015, compared to the same periods in 2014 due primarily to the unfavorable impact of foreign currency movements relative to the U.S. dollar and the related loss recognized from the remeasurement of monetary foreign currency assets and liabilities of our Swiss subsidiary.

Provision for (benefit from) income taxes. Provision for (benefit from) income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income before income taxes	$9.2	$14.5	$16.0	$27.5
Provision for (benefit from) income taxes	$0.6	$(2.2)	$1.0	$(1.6)
Effective tax rate	6.8%	(15.1)%	6.4%	(5.7)%
Our effective tax rates for the three and six months ended June 30, 2015, were 6.8% and 6.4%, respectively. In the three and six months ended June 30, 2015, the effective tax rates were lower than the statutory federal income-tax rate of 35% primarily due to the beneficial impact of the geographic distribution of our world-wide earnings.
In the quarter ended June 30, 2014, we reached an agreement with the IRS to conclude the examination of our income tax returns for the years 2007 through 2009. As a result, our provision for income tax in the second quarter of 2014 included a one-time benefit of $3.3 million comprising $2.8 million in federal income taxes and interest, and state income taxes of approximately $0.5 million. The one-time benefit includes the reversal of $4.1 million of related unrecognized tax benefits that had been recorded as non-current liabilities in our consolidated balance sheets. Reflecting the net impact of the benefit, our effective tax rates for the three and six months ended June 30, 2014, were (15.1)% and (5.7)%.

Liquidity and Capital Resources

As of June 30, 2015, we had $170.9 million in cash, cash equivalents and short-term marketable securities, a decrease of approximately $4.4 million from $175.3 million as of December 31, 2014. As of June 30, 2015, we had working capital, defined as current assets less current liabilities, of $193.3 million, a decrease of approximately $17.5 million from $210.8 million as of December 31, 2014.

On July 5, 2012, we entered into a credit agreement (the "Credit Agreement") with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015 to April 1, 2017, with all other terms of the Credit Agreement remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, primarily a minimum cash requirement and a debt-to-earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 1, 2017, and all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of June 30, 2015, we had no amounts outstanding under our agreement.

Operating activities generated cash of $42.7 million in the six months ended June 30, 2015. Net income for this period was $14.9 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $8.1 million, $3.5 million and $8.1 million, respectively. Significant changes in assets and liabilities included a $6.3 million increase in accounts payable due to the timing of payments, a $1.9 million decrease in prepaid expenses and other assets due primarily to a decrease in prepaid legal fees, and a $1.2 million increase in deferred income on sales to distributors due to increased inventory levels at our distributors. These increases in cash were partially offset by a $1.8 million decrease in accrued liabilities due to lower accrued professional fees and a $1.0 million increase in accounts receivable due primarily to the timing of shipments.

Operating activities generated cash of $42.5 million in the six months ended June 30, 2014. Net income for this period was $29.1 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $7.8 million, $3.4 million and $8.1 million, respectively. Significant changes in assets and liabilities included a $5.3 million decrease in prepaid expenses and other assets due primarily to a decrease in prepaid legal and prepaid income taxes; a $3.4 million increase in deferred income on sales to distributors, due to increased inventory levels at our distributors reflecting lower-than-expected sales in the first quarter of 2014 and an expectation of higher sales in the second half of 2014. These items were partially offset by a $8.9 million increase in inventory, reflecting anticipated growth in future quarters, a $4.7 million decrease in taxes payable and accrued liabilities related primarily to the release of reserves attributable to our IRS settlement (refer to Note 9, Provision for Income Taxes, in our Notes to Condensed Consolidated Financial Statements, for details) and the adoption of ASU 2013-11, and a $4.0 million increase in accounts receivable due to the timing of cash receipts in June 2014 as compared to December 2013.

Our investing activities in the six months ended June 30, 2015, resulted in a $1.7 million net use of cash, consisting primarily of $15.5 million in net cash paid for the acquisition of CamSemi (refer to Note 10, Acquisition, in our Notes to Condensed Consolidated Financial Statements, for details) and $5.1 million for purchases of property and equipment, primarily machinery and equipment for production. These uses of cash were partially offset by $19.0 million of proceeds from the sale and maturity of marketable securities, net of purchases. Our investing activities in the six months ended June 30, 2014, resulted in a $34.6 million net use of cash, consisting primarily of $24.8 million for the purchases of marketable securities, and $9.9 million for purchases of property and equipment, primarily machinery and equipment for production and research and development.

Our financing activities in the six months ended June 30, 2015, resulted in a $25.8 million net use of cash. Financing activities consisted primarily of $23.2 million for the repurchase of our common stock and $7.0 million for the payment of dividends to stockholders, partially offset by proceeds of $4.4 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the six months ended June 30, 2014, resulted in a $21.7 million net use of cash, which consisted primarily of $25.7 million for the repurchase of our common stock and $6.1 million for the payment of dividends to stockholders, partially offset by proceeds of $9.9 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

In October 2013, our board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. In April 2014, our board of directors increased the dividend payments for the third and fourth quarters of 2014 to $0.12 per share. A payout of approximately $3.0 million occurred on each of March 31, 2014, and June 30, 2014, and a payout of approximately $3.5 million occurred on each of September 30, 2014, and December 31, 2014. In January 2015, our board of directors extended the $0.12 quarterly dividend through each quarter in 2015. A dividend payout of approximately $3.5 million occurred on each of March 31, 2015 and June 30, 2015. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, and in the year ended December 31, 2014, our board of directors authorized the use of an additional $75.0 million for this purpose, with repurchases to be executed according to pre-defined price/volume guidelines. In the six months ended June 30, 2015, we purchased approximately 0.5 million shares for $23.2 million, and in the six months ended June 30, 2014, we purchased approximately 0.5 million shares for approximately $25.7 million. As of June 30, 2015, we had approximately $0.6 million remaining on our repurchase authorization. In July 2015, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

As of June 30, 2015, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $11.9 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

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

Off-Balance-Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition, ASU 2014-09, Revenue from Contracts with Customers. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt the amendments in the first quarter of 2018. Early adoption is permitted; however, we are not permitted to adopt the standard earlier than January 1, 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact of these amendments and the transition alternatives on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in our exposure to foreign currency exchange and interest rate risks from that described in our 2014 Annual Report on Form 10-K.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At June 30, 2015, and December 31, 2014, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of June 30, 2015, or December 31, 2014, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, in our Notes to Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of June 30, 2015, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and Euro. We maintain cash denominated in Swiss francs and Euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and Euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of June 30, 2015, and December 31, 2014, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for 77% of net revenues in the six months ended June 30, 2015, and 75% in the twelve months ended December 31, 2014. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 60% of our net revenues in the six months ended June 30, 2015, and 59% in the year ended December 31, 2014. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for the six months ended June 30, 2015, and

95% for the year ended December 31, 2014. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. We have supply arrangements for the production of wafers with Lapis, Renesas, X-FAB and Epson. Our contracts with these suppliers expire on varying dates, with the earliest (our contract with Renesas) having expired as of December 2014. Our contract with Renesas is currently being renegotiated and is expected to be finalized in the third quarter of 2015 and, until that time, we are operating under the terms of the expired contract. Although some aspects of our relationships with Lapis, Renesas, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Lapis, Renesas, X-FAB and Epson in the future, and that the wafer foundries' capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Lapis, Renesas, X-FAB or Epson could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, and in the year ended December 31, 2014, our board of directors authorized the use of an additional $75.0 million for this purpose ($50.0 million was authorized in May 2014, and $25.0 million was authorized in December 2014), with repurchases to be executed according to pre-defined price/volume guidelines. In the year ended December 31, 2014, we purchased 1.6 million shares for $80.8 million, and in the six months ended June 30, 2015, we purchased approximately 0.5 million shares for $23.2 million. As of June 30, 2015, we had $0.6 million remaining on our repurchase program, which has no expiration date.

In July 2015, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes repurchases of our common stock during the second quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)*
April 1, 2015, to April 30, 2015	46,979	$49.86	46,979	$20.5
May 1, 2015, to May 31, 2015	111,691	$49.65	111,691	$15.0
June 1, 2015, to June 30, 2015	299,577	$48.23	299,577	$0.6
Total	458,247		458,247
__________________________
*Excludes $30.0 million authorized in July 2015 for share repurchases.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	July 30, 2015	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K filed on February 29, 2012, SEC File No. 000-23441.)

3.2	Amended and Restated Bylaws. (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K filed on April 26, 2013, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	Executive Officer Benefits Agreement, dated as of April 23, 2015, between Power Integrations, Inc. and Raja Petrakian.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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