Form 10-Q
period 2015-09-30
POWER INTEGRATIONS INC
filed 2015-10-30
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 16, 2015
Common Stock, $0.001 par value	28,430,305

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,735	$60,708
Short-term marketable securities	91,222	114,575
Accounts receivable, net of allowances of $319 and $191 in 2015 and 2014, respectively (Note 2)	11,061	10,186
Inventories	55,439	64,025
Deferred tax assets	75	39
Prepaid expenses and other current assets	5,780	16,379
Total current assets	223,312	265,912
PROPERTY AND EQUIPMENT, net	102,223	95,823
INTANGIBLE ASSETS, net	39,957	35,524
GOODWILL	91,849	80,599
DEFERRED TAX ASSETS	10,647	11,562
OTHER ASSETS	5,502	4,243
Total assets	$473,490	$493,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,370	$21,980
Accrued payroll and related expenses	8,203	9,071
Taxes payable	2,022	2,963
Deferred tax liabilities	1,985	2,193
Deferred income on sales to distributors	16,464	15,223
Other accrued liabilities	3,182	3,730
Total current liabilities	55,226	55,160
LONG-TERM INCOME TAXES PAYABLE	746	743
DEFERRED TAX LIABILITIES	3,752	4,272
OTHER LIABILITIES	2,569	2,812
Total liabilities	62,293	62,987
COMMITMENTS AND CONTINGENCIES (Notes 9, 11, 12 and 15)
STOCKHOLDERS’ EQUITY:
Common stock	28	29
Additional paid-in capital	136,422	171,938
Accumulated other comprehensive loss	(1,043)	(1,136)
Retained earnings	275,790	259,845
Total stockholders’ equity	411,197	430,676
Total liabilities and stockholders’ equity	$473,490	$493,663
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
NET REVENUES	$88,878	$90,144	$256,700	$262,202
COST OF REVENUES	44,717	41,092	126,229	118,437
GROSS PROFIT	44,161	49,052	130,471	143,765

OPERATING EXPENSES:
Research and development	13,888	13,458	43,693	41,314
Sales and marketing	11,129	11,564	35,701	35,906
General and administrative	7,361	7,155	23,133	22,614
Total operating expenses	32,378	32,177	102,527	99,834
INCOME FROM OPERATIONS	11,783	16,875	27,944	43,931
OTHER INCOME
Other income, net	428	381	219	836
Total other income	428	381	219	836
INCOME BEFORE INCOME TAXES	12,211	17,256	28,163	44,767
PROVISION FOR (BENEFIT FROM) INCOME TAXES	698	1,145	1,717	(423)
NET INCOME	$11,513	$16,111	$26,446	$45,190

EARNINGS PER SHARE:
Basic	$0.40	$0.54	$0.91	$1.50
Diluted	$0.39	$0.52	$0.89	$1.46

SHARES USED IN PER SHARE CALCULATION:
Basic	28,855	30,013	29,175	30,186
Diluted	29,298	30,757	29,856	31,053
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
NET INCOME	$11,513	$16,111	$26,446	$45,190
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in the three and nine months ended September 30, 2015 and 2014 (Note 2)	40	(53)	18	(42)
Unrealized gain (loss) on marketable securities, net of $0 tax in the three and nine months ended September 30, 2015 and 2014 (Note 2)	20	(246)	(17)	(7)
Amortization of defined benefit pension items, net of tax of $18 and $26 in the three and nine months ended September 30, 2015, respectively and $4 and $12 in the three and nine months ended September 30, 2014, respectively (Note 2)	64	15	92	45
Total other comprehensive income (loss)	124	(284)	93	(4)
TOTAL COMPREHENSIVE INCOME	$11,637	$15,827	$26,539	$45,186
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,446	$45,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,235	11,849
Amortization of intangibles	5,247	4,723
Loss on sale of property and equipment	270	170
Stock-based compensation expense	11,502	10,670
Amortization of premium on marketable securities	809	1,296
Deferred income taxes	152	(782)
Increase in accounts receivable allowances	128	75
Excess tax benefit from employee stock plans	—	(437)
Tax benefit (deficiency) associated with employee stock plans	(189)	815
Change in operating assets and liabilities:
Accounts receivable	888	1,933
Inventories	9,995	(14,639)
Prepaid expenses and other assets	4,278	9,955
Accounts payable	(2,035)	2,509
Taxes payable and accrued liabilities	(3,579)	(3,257)
Deferred income on sales to distributors	1,241	3,017
Net cash provided by operating activities	67,388	73,087
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,619)	(17,394)
Payment for purchase of building (Note 10)	(10,389)	—
Payment for acquisition, net of cash acquired (Note 10)	(15,549)	—
Other assets	—	(1,261)
Purchases of marketable securities	(14,933)	(45,269)
Proceeds from sales and maturities of marketable securities	37,459	—
Net cash used in investing activities	(11,031)	(63,924)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	6,902	13,104
Repurchase of common stock	(53,731)	(45,258)
Payments of dividends to stockholders	(10,501)	(9,654)
Excess tax benefit from employee stock plans	—	437
Net cash used in financing activities	(57,330)	(41,371)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(973)	(32,208)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,708	92,928
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,735	$60,720
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$3,216	$4,359
Loan applied to CamSemi purchase price (Note 10)	$6,600	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net	$1,007	$(3,707)

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

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions, stock repurchases and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with a maturity date greater than three months at the date of purchase as short-term marketable securities in its Condensed Consolidated Balance Sheets. As of September 30, 2015, and December 31, 2014, the Company's marketable securities consisted primarily of highly liquid corporate securities, commercial paper and other high-quality commercial securities.

Amortized cost and estimated fair market value of cash equivalents and marketable securities classified as available-for-sale at September 30, 2015, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in less than 3 months:
Commercial paper	$18,019	$—	$—	$18,019
Corporate securities	9,400	1	—	9,401
Total	27,419	1	—	27,420
Investments due in 4-12 months:
Corporate securities	64,306	72	(11)	64,367
Total	64,306	72	(11)	64,367
Investments due between 12 months and 5-years:
Corporate securities	5,004	5	—	5,009
Total	5,004	5	—	5,009
Total marketable securities	$96,729	$78	$(11)	$96,796

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale at December 31, 2014, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 4-12 months:
Corporate securities	$30,233	$36	$—	$30,269
Total	30,233	36	—	30,269
Investments due between 12 months and 5-years:
Corporate securities	84,259	92	(45)	84,306
Total	84,259	92	(45)	84,306
Total marketable securities	$114,492	$128	$(45)	$114,575

As of September 30, 2015, and December 31, 2014, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (“OEMs”), merchant power supply manufacturers and distributors. Approximately 76% of the Company's net product sales were made to distributors in the nine months ended September 30, 2015, and 75% in the twelve months ended December 31, 2014. The Company applies the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company's customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers' financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from sales to distributors until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying condensed consolidated balance sheets. The total deferred revenue as of September 30, 2015, and December 31, 2014, was approximately $28.4 million and $25.0 million, respectively. The total deferred cost as of September 30, 2015, and December 31, 2014, was approximately $11.9 million and $9.8 million, respectively.

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

Common Stock Repurchases and Cash Dividend

In October 2012, the Company's board of directors authorized the use of $50.0 million for the repurchase of the Company's common stock. In the year ended December 31, 2014 and in July 2015, the Company's board of directors authorized the use of an additional $75.0 million and $30.0 million, respectively, for repurchase of the Company's common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the year ended December 31, 2014, the Company purchased 1.6 million shares for $80.8 million, and in the nine months ended September 30, 2015, the Company purchased approximately 1.3 million shares for $53.7 million. As of September 30, 2015, the Company had used up the amount authorized for repurchase.

In October 2015, the Company's board of directors authorized the use of an additional $30.0 million for the repurchase of the Company's common stock. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors.

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

In January 2015, the Company's board of directors extended the $0.12 quarterly dividend through each quarter in 2015. Dividend payouts totaling $3.5 million each were paid on March 31, June 30, and September 30, 2015. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of the Company's stockholders.

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
Components of the Company's Condensed Consolidated Balance Sheets

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts Receivable:

(In thousands)	September 30, 2015	December 31, 2014
Accounts receivable trade	$46,816	$38,344
Accrued ship and debit and rebate claims	(35,436)	(27,967)
Allowance for doubtful accounts	(319)	(191)
Total	$11,061	$10,186
Prepaid Expenses and Other Current Assets:

(In thousands)	September 30, 2015	December 31, 2014
Prepaid legal fees	$23	$1,506
Loan to Cambridge Semiconductor (Note 10)	—	6,600
Prepaid income tax	1,386	3,208
Prepaid maintenance agreements	866	1,023
Interest receivable	371	664
VAT receivable	525	987
Supplier prepayment	366	800
Other	2,243	1,591
Total	$5,780	$16,379

Changes in accumulated other comprehensive income (loss) for the three months ended September 30, 2015 and 2014:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2015	2014	2015		2014		2015	2014	2015	2014
Beginning balance	$46	$449	$(1,212)		$(750)		$(1)	$111	$(1,167)	$(190)
Other comprehensive income (loss) before reclassifications	20	(246)	—		—		40	(53)	60	(299)
Amounts reclassified from accumulated other comprehensive income	—	—	64	(1)	15	(1)	—	—	64	15
Net-current period other comprehensive income (loss)	20	(246)	64		15		40	(53)	124	(284)
Ending balance	$66	$203	$(1,148)		$(735)		$39	$58	$(1,043)	$(474)
_______________

(1)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the three months ended September 30, 2015 and 2014.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Nine Months Ended		Nine Months Ended				Nine Months Ended		Nine Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2015	2014	2015		2014		2015	2014	2015	2014
Beginning balance	$83	$210	$(1,240)		$(780)		$21	$100	$(1,136)	$(470)
Other comprehensive income (loss) before reclassifications	(17)	(7)	—		—		18	(42)	1	(49)
Amounts reclassified from accumulated other comprehensive income	—	—	92	(1)	45	(1)	—	—	92	45
Net-current period other comprehensive income (loss)	(17)	(7)	92		45		18	(42)	93	(4)
Ending balance	$66	$203	$(1,148)		$(735)		$39	$58	$(1,043)	$(474)
_______________

(1)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost for the nine months ended September 30, 2015 and 2014.

3. STOCK PLANS AND SHARE-BASED COMPENSATION:

Stock Plans

As of September 30, 2015, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (the "2007 Plan") was adopted by the board of directors on September 10, 2007, and approved by the stockholders on November 7, 2007, as an amendment and restatement of the 1997 Stock Option Plan (the "1997 Plan"). The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit ("RSU") awards, stock appreciation rights, performance-based ("PSU") awards , long-term performance based ("PRSU") awards and other stock awards to employees, directors and consultants. As of September 30, 2015, the maximum remaining number of shares that may be issued under the 2007 Plan was 6,377,504 shares, which includes options granted but not exercised and awards granted but unvested and shares remaining available for issuance under the 1997 Plan, including shares subject to outstanding options and stock awards under the 1997 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and non-statutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee's cessation of employment or service.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July. The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee of the board.

On July 28, 2009, the 2007 Plan was amended generally to prohibit outstanding options or stock appreciation rights from being canceled in exchange for cash without stockholder approval.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (the “Purchase Plan”), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee's compensation, to the purchase of shares of the Company's common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company's common stock on the first day of each offering period, or (ii) the fair market value of the Company's common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months' duration. An aggregate of 3,000,000 shares of common stock were reserved for issuance to employees under the Purchase Plan. As of September 30, 2015, 2,808,265 shares had been purchased and 191,735 shares were reserved for future issuance under the Purchase Plan.

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

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and nine months ended September 30, 2015, and September 30, 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Cost of revenues	$219	$131	$725	$648
Research and development	1,277	971	3,974	3,522
Sales and marketing	877	779	2,767	2,578
General and administrative	988	699	4,036	3,922
Total stock-based compensation expense	$3,361	$2,580	$11,502	$10,670

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense in the three months ended September 30, 2015 was $3.4 million (comprising approximately $0.1 million related to stock options, a reduction to expense of $0.2 million related to PSUs and PRSUs, $3.2 million related to RSUs and $0.3 million related to the Purchase Plan). In the nine months ended September 30, 2015, stock compensation expense was $11.5 million (comprising approximately $0.5 million related to stock options, $0.6 million related to PSUs and PRSUs, $9.5 million related to RSUs and $0.9 million related to the Purchase Plan).

Stock-based compensation expense in the three months ended September 30, 2014, was $2.6 million (comprising approximately $0.2 million related to stock options, a reduction to expense of $0.8 million related to PSUs and PRSUs, $2.8 million related to RSUs and $0.4 million related to the Purchase Plan). In the nine months ended September 30, 2014, stock compensation expense was $10.7 million (comprising approximately $1.0 million related to stock options, $0.4 million related to PSUs and PRSUs, $8.4 million related to RSUs and $0.9 million related to the Purchase Plan).

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted-average period over which it is expected to be recognized as of September 30, 2015:

	September 30, 2015
	Unrecognized Compensation Expense for Unvested Awards (in thousands)	Weighted Average Remaining Recognition Period (in years)
Options	$296	0.57
Performance-based awards	189	0.25
Long-term performance-based awards	606	1.81
Restricted stock unit awards	24,049	2.46
Purchase plan	434	0.34
Total unrecognized compensation expense	$25,574

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Risk-free interest rate	0.17%	0.05%	0.13%	0.05%	-	0.07%
Expected volatility rate	26%	48%	29%	30%	-	48%
Expected dividend yield	1.20%	0.85%	1.08%	0.66%	-	0.85%
Expected term of purchase right (in years)	0.5	0.5	0.5	0.5
Weighted-average estimated fair value of purchase rights	$8.41	$15.25	$10.18	$14.40

The Company did not grant stock options in the three and nine months ended September 30, 2015, or September 30, 2014, and therefore no fair-value assumptions are reported.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity under the Plans, excluding PSUs, PRSUs and RSUs, as of September 30, 2015, and changes during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	1,344	$27.27
Granted	—	—
Exercised	(96)	$25.29
Forfeited or expired	(2)	$37.97
Outstanding at September 30, 2015	1,246	$27.39	2.91	$18,463
Exercisable at September 30, 2015	1,228	$27.17	2.86	$18,463
Vested and expected to vest at September 30, 2015	1,246	$27.39	2.91	$18,463

The Company did not grant stock options in the three and nine months ended September 30, 2015, and September 30, 2014. Beginning in 2010 the Company's equity grants to new hires and its annual incentive grants to non-executive employees have been primarily in the form of RSU's. The total intrinsic value of options exercised during the three and nine months ended September 30, 2015, was approximately $0.3 million and $2.4 million, respectively, and the total intrinsic value of options exercised during the three and nine months ended September 30, 2014, was approximately $1.8 million and $8.7 million, respectively.

PSU Awards

Under the PSU awards program, the Company grants awards in an amount equal to twice the target number of shares to be issued if the annual target performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the targeted number depending on the Company's performance. In 2015, the performance metrics of this program are annual targets consisting of net revenue, non-GAAP operating income and strategic goals. Each PSU granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by two shares.

During the nine months ended September 30, 2015, the Company granted approximately 88,000 annual PSUs to the Company's employees and executives. As the net revenue, non-GAAP operating earnings and strategic goals are considered performance conditions, expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to vest based on progress toward the performance targets. The fair value of PSUs is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In January 2015, it was determined that the Company had not reached the minimum level of the established 2014 performance targets (consisting of revenue and non-GAAP operating income). Accordingly, no shares subject to PSUs granted in connection with the 2014 performance based incentive plan were released to the Company's employees and executives in 2015.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of PSUs outstanding as of September 30, 2015, and activity during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	—	—
Granted	88	$52.39
Vested	—	—
Change in units due to performance achievement for PSUs vested in the year	—	—
Forfeited or expired	(1)	$50.79
Outstanding at September 30, 2015	87	$52.41	0.25	$3,684
Outstanding and expected to vest at September 30, 2015	12		0.25	$516

The weighted-average grant-date fair value per share of PSUs granted in the three and nine months ended September 30, 2015 was approximately $37.81 and $52.39, respectively, and $53.93 in the nine months ended September 30, 2014 (there were no PSUs granted in the three months ended September 30, 2014). There were no awards released in the three and nine months ended September 30, 2015. The grant-date fair value of awards released, which were fully vested, in the nine months ended September 30, 2014, was approximately $3.2 million. No awards were released in the three months ended September 30, 2014.

PRSU Awards

            In the first quarter of 2014 the Company began granting PRSU awards. The Company's PRSU program provides for the issuance of PRSUs which will vest based on the Company's performance measured against the PRSU Plan's established revenue targets. The PRSUs were granted in an amount equal to twice the target number of shares to be issued if the target performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company's performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2014 and 2015 were based on the Company's annual revenue growth. Each PRSU granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by two shares.

            Recipients of a PRSU generally must remain employed by the Company on a continuous basis through the end of the applicable three-year performance period in order to receive shares subject to that award. Expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to vest based on progress toward the performance target. The fair value of PRSU awards is determined using the fair value of the Company's common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

A summary of PRSUs outstanding as of September 30, 2015, and activity during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	61	$55.51
Granted	72	$52.47
Vested	—	—
Forfeited or expired	(4)	$57.76
Outstanding at September 30, 2015	129	$53.75	1.81	$5,427
Outstanding and expected to vest at September 30, 2015	17		1.79	$724

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant-date fair value per share of PRSUs granted in the nine months ended September 30, 2015 and September 30, 2014, was approximately $52.47 and $56.15, respectively (there were no PRSUs granted in the three months ended September 30, 2015, or September 30, 2014).

RSU Awards

The Company grants RSUs to employees under the 2007 Plan. RSUs granted to employees typically vest ratably over a four year period, and are converted into shares of the Company's common stock upon vesting on a one-for-one basis subject to the employee's continued service with the Company over that period. The fair value of RSUs is determined using the fair value of the Company's common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2007 plan will reduce the number of shares available for issuance under the 2007 Plan by two shares.
A summary of RSUs outstanding as of September 30, 2015, and changes during the nine months then ended, are as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	692	$43.86
Granted	302	$49.90
Vested	(257)	$42.49
Forfeited or expired	(48)	$45.55
Outstanding at September 30, 2015	689	$46.90	1.46	$29,073
Outstanding and expected to vest at September 30, 2015	636		1.40	$26,804

The weighted-average grant-date fair value per share of RSUs awarded in the three and nine months ended September 30, 2015, was approximately $42.65 and $49.90, respectively, and $58.03 and $51.30, respectively, in the corresponding periods of the previous year. The grant-date fair value of RSUs vested in the three and nine months ended September 30, 2015, was approximately $0.4 million and $10.9 million, respectively, and $0.5 million and $10.0 million, respectively, in the corresponding periods of the previous year.

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
The Company's cash equivalents and short-term marketable securities are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair-value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair-value hierarchy) generally include investment-grade corporate bonds, government, state, municipal and provincial obligations and commercial paper. Such types of investments are valued by using a multi-dimensional relational model, the inputs are primarily benchmark yields, reported trades, broker/dealer

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The Company's investments classified as Level 1 and Level 2 are available-for-sale investments, and were recorded at fair market value.
The fair-value hierarchy of the Company's marketable securities at September 30, 2015, and December 31, 2014, was as follows:

	Fair Value Measurement at
	September 30, 2015
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$18,019	$—	$18,019
Money market funds	11,742	11,742	—
Corporate securities	78,777	—	78,777
Total	$108,538	$11,742	$96,796

	Fair Value Measurement at
	December 31, 2014
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$3,370	$3,370	$—
Corporate securities	114,575	—	114,575
Total	$117,945	$3,370	$114,575

The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the nine months ended September 30, 2015, and the twelve months ended December 31, 2014.

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

Inventories consist of the following:

(In thousands)	September 30, 2015	December 31, 2014
Raw materials	$18,661	$21,127
Work-in-process	14,659	14,643
Finished goods	22,119	28,255
Total	$55,439	$64,025

6. GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased during the nine months ended September 30, 2015, due to the Company's acquisition of Cambridge Semiconductor Limited ("CamSemi") (refer to Note 10, Acquisitions, for details on the Company's CamSemi acquisition). Changes in the carrying amount of goodwill during the nine months ended September 30, 2015, are as follows:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Goodwill
Balance at December 31, 2014	$80,599
Goodwill acquired during the period	11,250
Ending balance at September 30, 2015	$91,849

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, in-process research and development and patent rights, and are reported net of accumulated amortization. In January 2015, the Company acquired CamSemi, resulting in the addition of the following intangible assets: developed technology of $6.6 million, which will be amortized over a period of 3 - 7 years; and customer relationships of $2.4 million, which will be amortized over a period of 5 years. In August 2015, the Company purchased a building with existing third-party leases, resulting in the addition of in-place lease intangible assets of $0.7 million which will be amortized over a period of 2 years.

The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, acquired licenses, customer relationships, trade name, patent rights and contractual lease period, which range from 2 to 12 years, with the exception of $1.3 million for the purchase of an internet domain name (the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life), and $4.7 million of in-process research and development. In-process research and development is assessed for impairment until the development is completed and products are available for sale, at which time the Company will begin to amortize the in-process research and development. The Company does not expect amortization of the capitalized in-process research and development to begin in 2015.

Amortization for acquired intangible assets was approximately $1.7 million and $5.2 million in the three and nine months ended September 30, 2015, respectively, and $1.3 million and $4.7 million, respectively, in the corresponding periods of the previous year. The Company does not believe there is any significant residual value associated with its finite-lived intangible assets:

	September 30, 2015			December 31, 2014
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Technology licenses	3,000	(2,850)	150	3,000	(2,625)	375
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	33,270	(10,708)	22,562	26,670	(7,828)	18,842
Customer relationships	20,030	(9,366)	10,664	17,610	(7,254)	10,356
Trade name	3,600	(3,600)	—	3,600	(3,600)	—
In-place leases	660	(30)	630	—	—	—
Total intangible assets	$68,460	$(28,503)	$39,957	$58,780	$(23,256)	$35,524

The estimated future amortization expense related to finite-lived intangible assets at September 30, 2015, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2015 (remaining 3 months)	$1,792
2016	6,663
2017	6,084
2018	5,152
2019	4,753
Thereafter	9,562
Total (1)	$34,006
_______________

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized, upon completion of development, over the estimated useful life of the technology.

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

Customer Concentration

The Company's top ten customers accounted for approximately 64% and 61% of net revenues for the three and nine months ended September 30, 2015, respectively, and approximately 59% of net revenues in each of the corresponding periods of the previous year. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

One customer, a distributor of the Company's products, accounted for more than 10% of the Company's net revenues in the three and nine months ended September 30, 2015, and in the corresponding periods of 2014. A second customer, also a distributor, accounted for more than 10% of net revenues in the three month period ended September 30, 2015. The following table discloses these customers' percentage of revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2015	2014	2015	2014
Avnet	20%	19%	21%	20%
Powertech Distribution Ltd.	11%	*	*	*
_______________

*	Total customer percentage of revenues was less than 10%.

No other customers accounted for 10% or more of the Company's net revenues in the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2015, and December 31, 2014, 65% and 66%, respectively, of accounts receivable were concentrated with the Company's top 10 customers.
The following customers represented 10% or more of accounts receivable:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer	September 30, 2015	December 31, 2014
Avnet	23%	22%
ATM Electronic Corporation	12%	*
Burnon International LTD.	*	11%
_______________

*	Total customer accounts receivable was less than 10%.

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

International Sales

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of sales to distributors and direct customers outside of the United States of America, comprise the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Hong Kong/China	49%	47%	49%	46%
Taiwan	15%	16%	14%	16%
Korea	10%	11%	10%	11%
Western Europe (excluding Germany)	11%	11%	11%	11%
Japan	4%	5%	5%	5%
Germany	3%	2%	3%	2%
Other	3%	4%	3%	4%
Total foreign revenue	95%	96%	95%	95%

The remainder of the Company’s sales is to customers within the United States of America.

Product Sales

Net revenues consist primarily of sales of the Company's high-voltage integrated-circuit products, insulated-gate bipolar transistor ("IGBT") drivers and high-voltage silicon diodes. When evaluating the Company's net revenues, the Company categorizes its sales into the following four end-market groupings: communications, computer, consumer and industrial. The table below provides the percentage of net sales activity by end market for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
End Market	2015	2014	2015	2014
Communications	26%	18%	23%	17%
Computer	7%	11%	7%	11%
Consumer	36%	36%	37%	37%
Industrial	31%	35%	33%	35%

8. EARNINGS PER SHARE:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Basic earnings per share:
Net income	$11,513	$16,111	$26,446	$45,190
Weighted-average common shares	28,855	30,013	29,175	30,186
Basic earnings per share	$0.40	$0.54	$0.91	$1.50
Diluted earnings per share: (1)
Net income	$11,513	$16,111	$26,446	$45,190
Weighted-average common shares	28,855	30,013	29,175	30,186
Effect of dilutive awards:
Employee stock plans	443	744	681	867
Diluted weighted-average common shares	29,298	30,757	29,856	31,053
Diluted earnings per share	$0.39	$0.52	$0.89	$1.46
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

In the three and nine months ended September 30, 2015, 69,000 and 8,000 outstanding stock awards were determined to be anti-dilutive, respectively, and therefore were excluded in the computation of diluted earnings per share. In the three and nine months ended September 30, 2014, no outstanding stock awards were determined to be anti-dilutive, and therefore no stock awards were excluded in the computation of diluted earnings per share.

9. PROVISION FOR INCOME TAXES:

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

The Company's effective tax rates for the three and nine months ended September 30, 2015, were 5.7% and 6.1%, respectively. The difference between the expected statutory rate of 35% and the Company's effective tax rates for the three and nine months ended September 30, 2015, was due primarily to the beneficial impact of the geographic distribution of the Company's world-wide earnings. The Company's effective tax rates for the three and nine months ended September 30, 2014, were 6.6% and (0.9)%, respectively. The difference between the expected statutory rate of 35% and the effective tax rates for the three and nine months ended September 30, 2014, was due primarily to the beneficial impact of the geographic distribution of the Company's world-wide earnings and additionally, for the nine months ended September 30, 2014, the Company's 2014 settlement with the IRS. The provision for income tax for the nine months ended September 30, 2014, includes, in the second quarter of 2014, a one-time benefit of $3.3 million comprising $2.8 million in federal income taxes and interest, and state income taxes of approximately $0.5 million. The one-time benefit includes the reversal of $4.1 million of related unrecognized tax benefits that had been recorded

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as non-current liabilities in the Company's consolidated balance sheets. The Company has now concluded all U.S. federal income-tax matters for the years through 2009.

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

As of September 30, 2015, the Company maintains a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, capital losses for federal purposes and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation expense from IRS cost-sharing regulations. The Company has reviewed this case and its impact and concluded that no adjustment to the consolidated financial statements is appropriate at this time. The Company will continue to monitor ongoing developments and potential impacts to the consolidated financial statements.

10. ACQUISITIONS:

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

On January 2, 2015, the Company acquired 100% of the shares outstanding of CamSemi for total consideration of approximately $23.3 million, of which $16.7 million was paid in cash and $6.6 million was applied against the outstanding loan owed to the Company. The acquisition-related costs for the purchase of CamSemi were $0.2 million in the nine months ended

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2015, and $0.8 million in the three months ended December 31, 2014. The acquisition has been accounted for using the acquisition method of accounting in accordance with ASC 805 - Business Combinations. Goodwill is not expected to be deductible for tax purposes.

CamSemi was acquired to accelerate the Company's product-development efforts for the low-power market. The acquisition also broadens the Company's technology and product portfolio for low-power applications, particularly in the mobility and light-emitting diode ("LED") lighting markets. The purchase price allocated to goodwill in the acquisition (as noted in the purchase price allocation below) is related largely to synergies and economies of scale expected from combining the operations of CamSemi with those of the Company.

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

(In thousands)	Total Amount
Assets Acquired
Cash	$1,134
Accounts receivable	1,891
Inventories	1,409
Prepaid expenses and other current assets	408
Tax receivable	1,093
Intangible assets:
Developed technology	6,600
Customer relationships	2,420
Goodwill	11,250
Total assets acquired	26,205
Liabilities Assumed
Current liabilities	1,832
Taxes payable	1,090
Total liabilities assumed	2,922
Total purchase price	$23,283

The following table represents details of the purchased intangible assets:

	Fair Value Amount (in thousands)	Estimated Useful Life (in years)
Developed technology	$6,600	3	-	7
Customer relationships	2,420	5
Total acquired CamSemi intangibles	$9,020

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

Corporate Headquarters Building

In August, 2015, the Company purchased a building adjacent to the corporate headquarters in San Jose, California to support the overall growth of the business. The purchase has been accounted for using the acquisition method of accounting in accordance with ASC 805 - Business Combinations, as the building had existing rental income resulting from in-place lease agreements with third-party tenants. The aggregate purchase price of $10.4 million, funded with cash on hand, was allocated as follows: $3.5 million for land, $6.3 million for building and improvements, $0.7 million for in-place leases and $(0.1) million for liabilities assumed. The building and improvements are being depreciated on a straight-line basis over an estimated useful life of up to 30 years. Additionally, as a result of the purchase, the Company acquired existing third-party leases that were valued as in-place lease intangible assets and are being amortized over the weighted average estimated life of 2 years. The valuation of the acquired in-place leases were estimated by the Company based on the amount of avoided cash outflows necessary to originate such leases. Acquisition-related costs in connection with the building purchase were included in other income, net in the consolidated statements of income and were not material for the periods presented. The allocation of the purchase price is preliminary and may be adjusted should further information regarding events or circumstances existing as of the acquisition date become available.

Rental income from the third-party leases, and the proportionate share of building expenses for those leases, are included in other income, net in the consolidated statements of income from the date of acquisition. These amounts were not material for the periods presented.

11. COMMITMENTS:

Supplier Agreements

Under the terms of the Company's wafer-supply agreements with Seiko Epson Corporation ("Epson"), and ROHM Lapis Semiconductor Co., Ltd. ("Lapis") the wafers purchased from these suppliers are priced in U.S. dollars; however, these agreements also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar on future purchases. Each year, the Company's management and these two suppliers review and negotiate future pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between the Company and each of these suppliers on future purchases.

12. LEGAL PROCEEDINGS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450-10, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as "Fairchild") in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations' patents pertaining to pulse width modulation (“PWM”) integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integrations patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages. Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the Court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company's favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys' fees, among other things. On September 24, 2008, the Court denied Fairchild's motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company's motion for increased damages and attorneys' fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild's request, the Court temporarily stayed the permanent injunction for 90 days. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court's refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild's pending motion, but the Federal Circuit dismissed Fairchild's appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents, and the Court also invited briefing on enhanced damages and attorneys' fees. Fairchild also filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild's request to amend the findings regarding Fairchild's willful infringement and doubled the damages award against Fairchild but declined to award attorneys' fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company filed a cross-appeal seeking to increase the damages award. The appeal was argued on January 11, 2012, and the Federal Circuit issued a mixed ruling on March 26, 2013, affirming Fairchild's infringement of certain claims that support the basis for the permanent injunction while reversing, vacating, and remanding the findings with respect to other claims, including the Company's claim for damages. The Company filed a petition seeking Supreme Court review of the Federal Circuit’s ruling on damages issues, and the Supreme Court called for a response from Fairchild but ultimately declined to review the case. On remand, the Company intends to pursue its claim for financial compensation based on Fairchild's infringement.

On May 9, 2005, the Company filed a Complaint with the U.S. International Trade Commission (“ITC”) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. section 1337 against System General (“SG”). The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of its patents pertaining to PWM integrated circuit devices produced by SG, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to the Company's complaint. SG filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (“ALJ”) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ's initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006, the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006, the Commission issued an order excluding from entry into the United States the infringing SG PWM chips, and any liquid-crystal-display ("LCD") computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing SG chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action from the President, and the ITC exclusion order is now in full effect. SG appealed the ITC decision, and on November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects. On October 27, 2008, SG filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case, and the Company responded to oppose any modification, but the Commission modified the exclusion order on February 27, 2009. Nevertheless, the exclusion order still prohibits SG and related entities from importing the infringing SG chips and any LCD computer monitors, AC printer adapters, and sample/demonstration circuit boards containing an infringing SG chip.

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild's wholly owned subsidiary System General Corporation (referred to collectively as “Fairchild”), in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company's complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild's answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company's already pending suit against Fairchild. The Company has answered Fairchild's counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties' other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties' motions, and on July 9, 2009 the Court issued an order denying the parties' motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company's and Fairchild's patents in suit. Following the Court's ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties' motions but granted the Company's motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company's patents, that Fairchild has induced others to infringe the Company's patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company's products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties' post-trial motions on liability but granted the Company's motion for judgment as a matter of law finding that Fairchild infringed another of the Company's patents. On April 25, 2013, the Court denied both parties' motions regarding the unenforceability of each other's patents. The Company intends to challenge adverse findings on appeal; nevertheless, the Company estimates that even if the verdict on Fairchild's patent were ultimately upheld, the sales potentially impacted would amount to only about 0.3% of the Company's revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well. Following a hearing on the issue in June 2014, the Court denied Fairchild's request for an injunction against the Company and granted the Company's request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, and both parties filed appeals with the Federal Circuit, for which briefing should be completed later this year. The Company is also seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company's complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC's findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SG and Fairchild from infringing the Company's patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company's patents now at issue in the case is unenforceable. On May 5, 2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company's objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s condensed consolidated financial statements as a result of the damages verdict. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. The parties recently completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Further pretrial proceedings will take place over the coming months.

In February 2010, Fairchild and System General ("SG") filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People's Republic of China. The suits assert four Chinese patents and seek an injunction and damages of approximately $19.0 million. Power Integrations Netherlands filed invalidation proceedings for all four asserted SG patents in the People's Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010. In early January 2012, the Company received rulings from the PRB invalidating the majority of the claims Fairchild asserted in litigation. The Suzhou Court conducted evidentiary hearings in 2012 and issued rulings in late December 2012, finding that the Company did not infringe any of the asserted patents. Fairchild filed appeals challenging the Suzhou Court's non-infringement rulings, and the appeals court in Nanjing held further hearings in the infringement proceedings, but Fairchild has since dismissed its appeals, bringing the infringement proceedings to a close in the first quarter of 2015.

On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (“PTO”) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing took place. Following a hearing in May 2015, the Federal Circuit ruled in the Company's favor on August 12, 2015, overturning the PTO's claim construction and remanding the case for further proceedings.

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleged that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company answered Fairchild's complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company's patents. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company's preliminary challenge. The parties streamlined their contentions in view of the Court's pretrial rulings, and following a trial in late May and early June 2015, a jury returned a verdict finding that Fairchild infringed one of the Company's patents, that Fairchild has induced and contributed to others' infringement of the Company's patent, and that the Company induced infringement of a Fairchild patent that was previously

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

found infringed in the 2012 trial described above, with a damages award of $2.4 million in favor of Fairchild. However, in parallel proceedings the Patent Office has rejected all of the asserted claims of the one Fairchild patent found infringed, determinations that Fairchild is challenging on appeal, and the Court rejected Fairchild’s earlier request for an injunction based on those same claims. Both parties have filed post-trial motions and challenges to various portions of the jury verdicts, and the Court is expected to address the first wave of post-trial motions over the coming months. The Company believes it has valid defenses against the $2.4 million award in favor of Fairchild, and therefore has not recorded a loss in its financial statements at this time.

On October 21, 2015, the Company filed a complaint for patent infringement against Fairchild Semiconductor Corporation, Fairchild Semiconductor International, Inc., and wholly-owned subsidiary Fairchild (Taiwan) Corporation (referred to collectively as “Fairchild”) to address Fairchild’s continued infringement of two patents Fairchild was previously found to infringe in the three District Court cases the Company brought against Fairchild discussed above. In each of the three prior cases, Fairchild was found to infringe one of the patents at issue in the latest complaint, and Fairchild’s challenges to the validity of the patents were rejected during the course of the prior lawsuits as well.  Fairchild has not yet answered the complaint, and no trial date has been scheduled, but further proceedings are expected over the course of the coming months.

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

13. RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition, Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of 2018. Early adoption is permitted; however, the Company is not permitted to adopt the standard earlier than January 1, 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

14. BANK LINE OF CREDIT:

On July 5, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with two banks. The Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015, to April 1, 2017, with all other terms of the Credit Agreement remaining the same. The Company's ability to borrow under the revolving line of credit is conditioned upon the Company's compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which the Company is currently in compliance. All advances under the revolving line of credit will become due on April 1, 2017, or earlier in the event of a default. As of September 30, 2015, the Company had no letters of credit outstanding and no amount outstanding under the credit agreement.

15. INDEMNIFICATIONS:

The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (“DSA”). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2015. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

•
Capitalize on the growing demand for more energy-efficient electronic products and lighting technologies, and for cleaner energy and transportation technologies. We believe that energy-efficiency is becoming an increasingly important design criterion for power supplies due largely to the emergence of standards and specifications that encourage, and in some cases mandate, the design of more energy-efficient electronic products. (For example, in 2008 the U.S. Department of Energy implemented mandatory federal standards governing the efficiency of external power supplies; these standards are scheduled to be tightened in 2016.) Power supplies incorporating our ICs are generally able to comply with all known efficiency specifications currently in effect, including the pending new U.S. federal standards mentioned above.

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as LEDs. We believe this presents a significant opportunity for us because our ICs are used in driver (i.e. power-supply) circuitry for high-voltage LED lighting applications. Finally, the growing desire for less carbon-intensive sources of energy and modes of transportation represents an opportunity for us since our IGBT drivers are used in renewable-energy systems as well as electric trains and electric vehicles.

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

Recent Results

Our net revenues were $88.9 million and $90.1 million in the three months ended September 30, 2015 and 2014, respectively and $256.7 million and $262.2 million in the nine months ended September 30, 2015 and 2014, respectively. The decrease in revenues for both the three and nine month periods was due primarily to lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers, and the industrial end-market, reflecting a broad-based slowdown in demand from the industrial sector of the economy. These reductions were partially offset by higher unit sales into the communications end-market, driven by increased sales into mobile-device chargers and by our acquisition of CamSemi, whose products are used primarily in the communications end-market. Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 64% and 61% of our net revenues in the three and nine months ended September 30, 2015, respectively, and 59% in each of the corresponding periods of 2014. Our top customer, a distributor of our products, accounted for approximately 20% and 21% of our net revenues in the three and nine months ended September 30, 2015, respectively, and 19% and 20% in the corresponding periods of 2014. International sales accounted for 95% and 96% of our net revenues in the three months ended September 30, 2015 and 2014, respectively, and 95% in both the nine months ended September 30, 2015 and 2014.

Our gross margin was 49.7% and 54.4% in the three months ended September 30, 2015 and 2014, respectively, and 50.8% and 54.8% in the nine months ended September 30, 2015 and 2014, respectively. The decrease in gross margin for the three and nine months ended September 30, 2015, compared with the same periods in the prior year was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenue coming from lower-margin end-markets. In addition, we incurred higher period costs resulting from the amortization of intangibles and, with respect to the nine month period, inventory write-up related to our acquisition of CamSemi, which took place in the first quarter of 2015 (refer to Note 10, Acquisitions, in our Notes to Unaudited Condensed Consolidated Financial Statements, for details).

Total operating expenses were $32.4 million and $32.2 million in the three months ended September 30, 2015 and 2014, respectively, and $102.5 million and $99.8 million in the nine months ended September 30, 2015 and 2014, respectively. The year-over-year increase was due primarily to increased headcount in research and development as a result of our acquisition of CamSemi, which increased payroll and related expenses. In addition, with respect to the nine month period, the increase was partially offset by lower intangible asset amortization expense as our Concept trade name was fully amortized as of the second quarter of 2014, and lower advertising and promotional expenses in 2015.

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

Our critical accounting policies are as follows:
•revenue recognition;
•stock-based compensation;
•estimating write-downs for excess and obsolete inventory;
•income taxes;
•business combinations; and
•goodwill and intangible assets.

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. A brief description of these critical accounting policies is set forth below. For more information regarding our accounting policies, see Note 2, Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements.

Revenue recognition

Product revenues consist of sales to original equipment manufacturers ("OEM") merchant power supply manufacturers and distributors. Approximately 76% of our net product sales were made to distributors in the nine months ended September 30, 2015, and 75% in the twelve months ended December 31, 2014. We apply the provisions of Accounting Standard Codification (“ASC”) 605-10 (“ASC 605-10”) and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers' financial condition and require letters of credit whenever deemed necessary.

Sales to international OEM customers and merchant power supply manufacturers that are shipped from our facility in California are pursuant to delivered at frontier ("DAF"), shipping terms. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Sales to international OEMs and merchant power supply manufacturers for shipments from our facility outside of the United States are pursuant to EX Works ("EXW"), shipping terms, meaning that title to the product transfers to the customer upon shipment from our foreign warehouse. Shipments to OEMs and merchant power supply manufacturers in the Americas are pursuant to FOB point of origin shipping terms meaning that title is passed to the customer upon shipment. Revenue is recognized upon title transfer for sales to OEMs and merchant power supply manufacturers, assuming all other criteria for revenue recognition are met.

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of September 30, 2015, and December 31, 2014, was approximately $28.4 million and $25.0 million, respectively. The total deferred cost as of September 30, 2015, and December 31, 2014, was approximately $11.9 million and $9.8 million, respectively.

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

As of September 30, 2015, we maintain a full valuation allowance on our California and New Jersey deferred tax assets as we do not believe that it is more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance on capital losses for federal purposes and a valuation allowance with respect to our deferred tax assets relating to tax credits in Canada.

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

Goodwill and intangible assets

In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of ASC 350-10, ASU 2011-08, Testing Goodwill for Impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect this option, and after assessing the totality of events or circumstances we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. As part of our annual impairment evaluation, we reviewed goodwill for impairment in the fourth quarter 2014, and concluded that no impairment existed as of December 31, 2014. Additionally, no impairment indicators have been identified during the nine months ended September 30, 2015.

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

Results of Operations

The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.3	45.6	49.2	45.2
Gross profit	49.7	54.4	50.8	54.8
Operating expenses:
Research and development	15.6	14.9	17.0	15.8
Sales and marketing	12.5	12.8	13.9	13.7
General and administrative	8.3	7.9	9.0	8.6
Total operating expenses	36.4	35.6	39.9	38.1
Income from operations	13.3	18.8	10.9	16.7
Other income:
Other income, net	0.5	0.4	0.1	0.3
Income before income taxes	13.7	19.2	11.0	17.0
Provision for (benefit from) income taxes	0.8	1.3	0.7	(0.2)
Net income	12.9%	17.9%	10.3%	17.2%

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and nine months ended September 30, 2015 were $88.9 million and $256.7 million, respectively, and $90.1 million and $262.2 million, respectively, for the corresponding periods of 2014. The decrease in revenues for both the three and nine month periods was due primarily to lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers, and the industrial end-market, reflecting a broad-based slowdown in demand from the industrial sector of the economy. These reductions were partially offset by higher unit sales into the communications end-market, driven by increased sales into mobile-device chargers and by our acquisition of CamSemi, whose products are used primarily in the communications end-market.

Our revenue mix by end market for the three and nine month periods ended September 30, 2015, compared to the corresponding periods in 2014, were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
End Market	2015	2014	2015	2014
Communications	26%	18%	23%	17%
Computer	7%	11%	7%	11%
Consumer	36%	36%	37%	37%
Industrial	31%	35%	33%	35%

International sales, consisting of sales outside of the United States based on “ship to” customer locations, were $84.7 million and $244.2 million, respectively, in the three and nine months ended September 30, 2015, and $86.2 million and $250.1 million, respectively, in the corresponding periods of 2014. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 80% and 79% of our net revenues in the three and nine months ended September 30, 2015, and 80% of revenue in each of the corresponding periods of 2014. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 75% and 76% of net revenues in the three and nine months ended September 30, 2015, and 74% and 76% in the corresponding periods of 2014. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

One customer, a distributor of our products, accounted for more than 10% of our net revenues in the three and nine months ended September 30, 2015, and in the corresponding periods of 2014, while a second customer, also a distributor, accounted for more than 10% of our net revenues in the three months ended September 30, 2015, as shown in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
Customer	2015	2014	2015	2014
Avnet	20%	19%	21%	20%
Powertech Distribution Ltd.	11%	*	*	*
________________

*	Total customer percentage of revenues was less than 10%.

No other customers accounted for 10% or more of our net revenues in these periods.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in millions)	2015	2014	2015	2014
Net revenues	$88.9	$90.1	$256.7	$262.2
Gross profit	$44.2	$49.1	$130.5	$143.8
Gross margin	49.7%	54.4%	50.8%	54.8%

The decrease in gross margin for the three and nine months ended September 30, 2015, compared with the same periods in the prior year, was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenue coming from lower-margin end-markets. In addition, we incurred higher period costs resulting from the amortization of intangibles and, with respect to the nine month period, inventory write-up related to our acquisition of CamSemi, which took place in the first quarter of 2015 (refer to Note 10, Acquisitions, in our Notes to Unaudited Condensed Consolidated Financial Statements, for details).

Research and development expenses. Research and development ("R&D") expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in millions)	2015	2014	2015	2014
Net revenues	$88.9	$90.1	$256.7	$262.2
R&D expenses	$13.9	$13.5	$43.7	$41.3
R&D expenses as a % of net revenue	15.6%	14.9%	17.0%	15.8%

R&D expenses increased in the three and nine months ended September 30, 2015, compared to the same periods in 2014. The increase was due primarily to the addition of employees in connection with our acquisition of CamSemi (refer to Note 10, Acquisitions, in our Notes to Unaudited Condensed Consolidated Financial Statements, for details); the increase in headcount caused a corresponding increase in salary and other employee-related expenses. The increase for the three-month period was partially offset by decreased engineering-materials expenses.

Sales and marketing expenses. Sales and marketing ("S&M") expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices.

The table below compares S&M expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in millions)	2015	2014	2015	2014
Net revenues	$88.9	$90.1	$256.7	$262.2
S&M expenses	$11.1	$11.6	$35.7	$35.9
S&M expenses as a % of net revenue	12.5%	12.8%	13.9%	13.7%

S&M expenses decreased in the three months ended September 30, 2015, compared to the same period in 2014. The decrease was due primarily to lower bonus and commission expenses in 2015. S&M expenses in the nine months ended September 30, 2015 were relatively flat as compared to the same period in 2014.

General and administrative expenses. General and administrative ("G&A") expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in millions)	2015	2014	2015	2014
Net revenues	$88.9	$90.1	$256.7	$262.2
G&A expenses	$7.4	$7.2	$23.1	$22.6
G&A expenses as a % of net revenue	8.3%	7.9%	9.0%	8.6%

G&A expenses in the three months ended September 30, 2015, were relatively flat as compared to the same period in 2014. G&A expenses increased in the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to increased legal expenses as a result of higher patent-litigation fees in connection with our Fairchild litigation, partially offset by lower patent attorney spending.

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and foreign exchange gains or losses. The table below compares other income, net for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in millions)	2015	2014	2015	2014
Net revenues	$88.9	$90.1	$256.7	$262.2
Other income, net	$0.4	$0.4	$0.2	$0.8
Other income, net as a % of net revenue	0.5%	0.4%	0.1%	0.3%

Other income, net decreased in the nine months ended September 30, 2015, compared to the same period in 2014 due primarily to the unfavorable impact of foreign currency movements relative to the U.S. dollar and the related loss recognized from the re-measurement of monetary foreign currency assets and liabilities of our Swiss subsidiary.

Provision for (benefit from) income taxes. Provision for (benefit from) income taxes represents federal, state and foreign taxes. The table below compares income-tax expense (benefit) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30		Nine Months Ended September 30
(dollars in millions)	2015	2014	2015	2014
Income before income taxes	$12.2	$17.3	$28.2	$44.8
Provision for (benefit from) income taxes	$0.7	$1.1	$1.7	$(0.4)
Effective tax rate	5.7%	6.6%	6.1%	(0.9)%
Our effective tax rates for the three and nine months ended September 30, 2015, were 5.7% and 6.1%, respectively. In the three and nine months ended September 30, 2015, the effective tax rates were lower than the statutory federal income-tax rate of 35% primarily due to the beneficial impact of the geographic distribution of our world-wide earnings.
In the three months ended September 30, 2014, our effective tax rate of 6.6% was lower than the statutory federal income-tax rate of 35%, primarily due to the beneficial impact of the geographic distribution of our world-wide earnings. In the quarter ended June 30, 2014, we reached an agreement with the IRS to conclude the examination of our income tax returns for the years 2007 through 2009. As a result, our provision for income tax in the second quarter of 2014 included a one-time benefit of $3.3 million comprising $2.8 million in federal income taxes and interest, and state income taxes of approximately $0.5 million. The one-time benefit includes the reversal of $4.1 million of related unrecognized tax benefits that had been recorded as non-current liabilities in our consolidated balance sheets. Reflecting the net impact of the benefit, our effective tax rate for the nine months ended September 30, 2014 was (0.9)%.

Liquidity and Capital Resources

As of September 30, 2015, we had $151.0 million in cash, cash equivalents and short-term marketable securities, a decrease of approximately $24.3 million from $175.3 million as of December 31, 2014. As of September 30, 2015, we had working capital, defined as current assets less current liabilities, of $168.1 million, a decrease of approximately $42.7 million from $210.8 million as of December 31, 2014.

On July 5, 2012, we entered into a credit agreement (the "Credit Agreement") with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015 to April 1, 2017, with all other terms of the Credit Agreement remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, primarily a minimum cash requirement and a debt-to-earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 1, 2017, and all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of September 30, 2015, we had no amounts outstanding under our agreement.

Operating activities generated cash of $67.4 million in the nine months ended September 30, 2015. Net income for this period was $26.4 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $12.2 million, $5.2 million and $11.5 million, respectively. Significant changes in assets and liabilities included a $10.0 million decrease in inventory due to ongoing reduction efforts and a $4.3 million decrease in prepaid expenses and other assets due primarily to a decrease in prepaid legal fees and income tax refunds received during the period. These increases in cash were partially offset by a $3.6 million decrease in accrued liabilities due to lower accrued professional fees and a $2.0 million decrease in accounts payable due primarily to the timing of payments.

Operating activities generated cash of $73.1 million in the nine months ended September 30, 2014. Net income for this period was $45.2 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $11.8 million, $4.7 million and $10.7 million, respectively. Significant changes in assets and liabilities included: (1) a $10.0 million decrease in prepaid expenses and other assets due primarily to a decrease in prepaid legal and prepaid income taxes; (2) a $3.0 million increase in deferred income on sales to distributors due to increased inventory levels at our distributors reflecting lower-than-expected sales in 2014; (3) a $2.5 million increase in accounts payable related primarily to the purchases of inventories and fixed assets; and (4) a $1.9 million decrease in accounts receivable due primarily to an increase in our reserve for ship and debit claims, resulting from higher of channel inventory. These items were partially offset by: (1) a $14.6 million increase in inventory, reflecting lower-than-expected sales in 2014; and (2) a $3.3 million decrease in taxes payable and accrued liabilities related primarily to the release of reserves attributable to our IRS settlement and the adoption of ASU 2013-11.

Our investing activities in the nine months ended September 30, 2015, resulted in a $11.0 million net use of cash, consisting primarily of $15.5 million in net cash paid for the acquisition of CamSemi, $10.4 million net cash paid for a building purchase (refer to Note 10, Acquisitions, in our Notes to Unaudited Condensed Consolidated Financial Statements, for details) and $7.6 million for purchases of property and equipment, primarily machinery and equipment for production. These uses of cash were partially offset by $22.5 million of proceeds from the sale and maturity of marketable securities, net of purchases. Our investing activities in the nine months ended September 30, 2014 resulted in a $63.9 million net use of cash, consisting primarily of $45.3 million for the purchases of marketable securities, $17.4 million for purchases of property and equipment, primarily machinery and equipment for production and research and development, and $1.3 million for the purchase of the domain name, www.power.com.

Our financing activities in the nine months ended September 30, 2015, resulted in a $57.3 million net use of cash. Financing activities consisted primarily of $53.7 million for the repurchase of our common stock and $10.5 million for the payment of dividends to stockholders, partially offset by proceeds of $6.9 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the nine months ended September 30, 2014 resulted in a $41.4 million net use of cash. Financing activities consisted primarily of $45.3 million for the repurchase of our common stock and $9.7 million for the payment of dividends to stockholders. This cash usage was offset by proceeds of $13.1 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

In October 2013, our board of directors declared four quarterly cash dividends in the amount of $0.10 per share to be paid to stockholders of record at the end of each quarter in 2014. In April 2014, our board of directors increased the dividend payments for the third and fourth quarters of 2014 to $0.12 per share. A payout of approximately $3.0 million occurred on each of March 31, 2014, and June 30, 2014, and a payout of approximately $3.5 million occurred on each of September 30, 2014, and December 31, 2014. In January 2015, our board of directors extended the $0.12 quarterly dividend through each quarter in 2015. A dividend payout of approximately $3.5 million occurred on each of March 31, 2015, June 30, 2015 and September 30, 2015. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, and in the year ended December 31, 2014, and in July 2015, our board of directors authorized the use of an additional $75.0 million and $30.0 million, respectively, for repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the nine months ended September 30, 2015, we purchased approximately 1.3 million shares for $53.7 million, and in the nine months ended September 30, 2014, we purchased approximately 0.9 million shares for approximately $45.3 million. As of September 30, 2015, we had used up the amount authorized for repurchase. In October 2015, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

As of September 30, 2015, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $11.8 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet. The settlement period for our income tax liabilities cannot be determined; however, they are not expected to be due within the next year.

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

Off-Balance-Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At September 30, 2015, and December 31, 2014, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of September 30, 2015, or December 31, 2014, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of September 30, 2015, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and Euro. We maintain cash denominated in Swiss francs and Euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and Euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of September 30, 2015, and December 31, 2014, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, except for the risk factor marked with an asterisk (*).

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

Some of the factors that could affect our operating results include the following:

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	our products are sold through distributors, which limits our direct interaction with our end customers, which reduces our ability to forecast sales and increases the complexity of our business;

•	competitive pressures on selling prices;

•	the ability of our products to penetrate additional markets;

•	the volume and timing of orders received from customers;

•	the inability to adequately protect or enforce our intellectual property rights;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	earthquakes, terrorists acts or other disasters;

•	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of internal controls under the Sarbanes-Oxley Act of 2002;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	audits by the Internal Revenue Service, and potential future changes in tax laws may increase the amount of taxes we are required to pay;

•	our ability to attract and retain qualified personnel;

•	risks associated with acquisitions and strategic investments;

•	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change;

•	interruptions in our information technology systems; and

•	uncertainties arising out of economic consequences of current and potential military actions or terrorist activities and associated political instability.

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

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for 76% of net revenues in the nine months ended September 30, 2015, and 75% in the twelve months ended December 31, 2014. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 61% of our net revenues in the nine months ended September 30, 2015, and 59% in the year ended December 31, 2014. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

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

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies.  We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements. For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued in an ongoing case for patent infringement. Should we ultimately be determined to be infringing another party's patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed.  We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.  Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for the nine months ended September 30, 2015, and 95% for the year ended December 31, 2014. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

* We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. Our primary supply arrangements for the production of wafers are with Epson, Lapis, and X-FAB Silicon Foundries AG ("X-FAB"). Our contracts with these suppliers expire on varying dates, with the earliest to expire in April 2018. Although some aspects of our relationships with Lapis, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Epson, Lapis and X-FAB in the future, and that the wafer foundries' capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Epson, Lapis and X-FAB could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock. In the year ended December 31, 2014 and in July 2015, our board of directors authorized the use of an additional $75.0 million and $30.0 million, respectively, for repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the year ended December 31, 2014, we purchased 1.6 million shares for $80.8 million, and in the nine months ended September 30, 2015, we purchased approximately 1.3 million shares for $53.7 million. As of September 30, 2015, we had had used up the amount authorized for repurchase.

In October 2015, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes repurchases of our common stock during the third quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)*
July 1, 2015, to July 31, 2015	12,437	$44.77	12,437	$30.0
August 1, 2015, to August 31, 2015	502,784	$38.62	502,784	$10.6
September 1, 2015, to September 30, 2015	259,736	$40.75	259,736	$—
Total	774,957		774,957
_______________
*     Excludes $30.0 million authorized in October 2015 for share repurchases.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	October 29, 2015	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Annual Report on Form 10-K filed on February 29, 2012, SEC File No. 000-23441.)

3.2	Amended and Restated Bylaws. (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K filed on April 26, 2013, SEC File No. 000-23441.)

4.1	Reference is made to Exhibits 3.1 to 3.2.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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