Form 10-K
period 2015-12-31
POWER INTEGRATIONS INC
filed 2016-02-11
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion, based upon the closing sale price of the common stock as reported on The NASDAQ Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
Outstanding shares of registrant’s common stock, $0.001 par value, as of January 29, 2016: 28,721,679.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2016 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including information incorporated by reference herein, includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of words such as “would”, “could”, “will”, “may”, “expect”, “believe”, “anticipate”, “if”, “future”, “intend”, “plan”, “estimate”, “potential”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if demand for our products declines in our major end markets, our net revenues will decrease; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, Swiss franc and Euro, may impact our gross margin or net income; audits of our tax returns and potential future changes in tax laws may increase the amount of taxes we are required to pay; we are engaged in intellectual property litigation, and if the outcome is unfavorable to us, it could result in significant losses and the right to use some of our technologies; and the other risks factors described in Item 1A of Part I -- “Risk Factors” of this Form 10-K. We make these forward looking statements based upon information available on the date of this Form 10-K, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I -- “Risk Factors,” Item 7 of Part II -“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

PART I.

Item 1. Business.

Overview

We design, develop and market analog and mixed-signal integrated circuits (ICs) and other electronic components and circuitry used in high-voltage power conversion. Our products are used in power converters that convert electricity from a high-voltage source (typically 48 volts or higher) to the type of power required for a specified downstream use. In most cases, this conversion entails, among other functions, converting alternating current (AC) to direct current (DC) or vice versa, reducing or increasing the voltage, and regulating the output voltage and/or current according to the customer’s specifications.

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

    Since our May 2012 acquisition of CT-Concept Technologie AG (Concept), we also offer insulated-gate bipolar transistor (IGBT) drivers - circuit boards containing multiple ICs, electrical isolation components and other circuitry - used to operate arrays of high-voltage, high-power transistors known as IGBT modules. These driver/module combinations are used for power conversion in high-power applications (i.e., power levels ranging from tens of kilowatts up to one gigawatt) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

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

While the size of our addressable market fluctuates with changes in macroeconomic conditions, the market has generally exhibited only a modest growth rate over time as growth in the unit volumes of power converters has largely been offset by reductions in the average selling price of components in this market. Therefore, the growth of our business depends primarily on our penetration of the addressable market, and our success in expanding the addressable market by introducing new products that address a wider range of applications. Our growth strategy includes the following elements:

•
Increase the penetration of our ICs in the “low-power” market. The largest proportion of our revenues comes from power-supply applications requiring 500 watts of output or less. We continue to introduce more advanced products that make our IC-based solutions more attractive in this market. We have also increased the size of our sales and field-engineering staff considerably in recent years, and we continue to expand our offerings of technical documentation and design-support tools and services to help customers use our ICs. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

•
Increase the penetration of our products and the size of our market opportunity in “high-power” applications. By virtue of our acquisition of Concept in 2012, we are now able to bring the benefits of integration to higher-power applications (up to one gigawatt). In particular, we sell our IGBT-driver products into applications such as industrial motor drives, renewable energy systems, DC transmission systems and electric vehicles. We seek to further expand the size of our market opportunity in the future by introducing new IGBT-driver products that will enable us to serve a wider range of power levels in the “high-power” market.

•
Capitalize on the growing demand for more energy-efficient electronic products and lighting technologies, and for cleaner energy and transportation technologies. We believe that energy-efficiency is becoming an increasingly important design criterion for power supplies due largely to the emergence of standards and specifications that encourage, and in some cases mandate, the design of more energy-efficient electronic products. For example, in 2008 the U.S. Department of Energy implemented mandatory federal standards governing the efficiency of external power supplies; these standards have been tightened as of early 2016. Power supplies incorporating our ICs are generally able to comply with all known efficiency specifications currently in effect, including the new U.S. federal standards mentioned above.

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as LEDs. We believe this presents a significant opportunity for us because our ICs are used in driver (i.e., power-supply) circuitry for high-voltage LED lighting applications. Finally, the growing desire for less carbon-intensive sources of energy and modes of transportation represents an opportunity for us since our IGBT drivers are used in renewable-energy systems as well as electric trains and electric vehicles.

Industry Background

Virtually every electronic device that plugs into a wall socket requires a power supply to convert the high-voltage alternating current provided by electric utilities into the low-voltage direct current required by most electronic devices. A power supply may be located inside a device, such as a consumer appliance or desktop computer, or it may be outside the device as in the case of a mobile-phone charger or an adapter for a cordless phone.

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

Our Highly Integrated Approach

In 1994 we introduced TOPSwitch, the industry’s first cost-effective high-voltage IC for switched-mode AC-DC power supplies; we have since introduced a range of other product families such as TinySwitch, LinkSwitch, Hiper and InnoSwitch which have expanded the range of power-supply applications we can address. In May 2012 we acquired Concept, further expanding our addressable market to include IGBT drivers.

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

•	Fewer Components, Reduced Size and Higher Reliability

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

Energy Efficiency

Power supplies often draw significantly more electricity than the amount needed by the devices they power. As a result, billions of dollars' worth of electricity is wasted each year, and millions of tons of greenhouse gases are unnecessarily produced by power plants. Energy waste occurs during the normal operation of a device and in standby mode, when the device is plugged in but idle. For example, computers and printers waste energy while in “sleep” mode. TVs that are turned off by remote control consume energy while awaiting a remote-control signal to turn them back on. A mobile-phone charger left plugged into a wall outlet continues to draw electricity even when not connected to the phone (a condition known as “no-load”). Many common household appliances, such as microwave ovens, dishwashers and washing machines, also consume power when not in use. In fact, a 2015 study by the National Resources Defense Council found that devises that are "always-on" but inactive may be causing as much as $19 billion in annual energy waste in the U.S alone.

Lighting is another major source of energy waste. Less than 5% of the energy consumed by traditional incandescent light bulbs is converted to light, while the remainder is wasted as heat. The Alliance to Save Energy has estimated that a conversion to efficient lighting technologies such as compact fluorescent bulbs and light-emitting diodes, or LEDs, could save as much as $18 billion worth of electricity and 158 million tons of carbon dioxide emissions per year in the United States alone.

In response to concerns about the environmental impact of carbon emissions, policymakers are taking action to promote energy efficiency. For example, the ENERGY STAR® program and the European Union Code of Conduct encourage manufacturers of electronic devices to comply with voluntary energy-efficiency specifications. In 2007 the California Energy Commission (CEC) implemented mandatory efficiency standards for external power supplies. The CEC standards were implemented nationwide in the United States in July 2008 as a result of the Energy Independence and Security Act of 2007, or EISA; these federal standards have been tightened in early 2016. Similar standards for external power supplies took effect in the European Union in 2010 as part of the EU’s EcoDesign Directive for Energy-Related Products.

In 2009 the CEC announced mandatory efficiency standards for televisions, which took effect in 2011, and in January 2012 the CEC announced mandatory efficiency standards for battery-charging systems, which took effect in 2013.

In 2010, the EU EcoDesign Directive implemented standards limiting standby power consumption on a wide range of electronic products; the limit was reduced by 50 percent beginning in 2013, with many products now limited to 500 milliwatts of standby usage. The EISA law also required substantial improvements in the efficiency of lighting technologies beginning in 2012; as of 2014, traditional 100-, 75-, 60- and 40-watt bulbs may no longer be manufactured or sold in the United States. Plans to eliminate conventional incandescent bulbs have also been announced or enacted in other geographies such as Canada, Australia and Europe.

We believe we offer products that enable manufacturers to meet or exceed these regulations, and all other such regulations of which we are aware. Our EcoSmart technology, introduced in 1998, dramatically reduces waste in both operating and standby modes; we estimate that this technology has saved billions of dollars’ worth of standby power worldwide since 1998. In 2010 we introduced our CapZero and SenZero IC families, which eliminate additional sources of standby waste in some power supplies; we have also introduced a range of product families designed specifically for LED-lighting applications.

Products

Below is a brief description of our products:

•	AC-DC power conversion products

TOPSwitch, our first commercially successful product family, was introduced in 1994. Since that time we have introduced a wide range of products (such as our TinySwitch, LinkSwitch and Hiper families) to increase the level of integration and improve upon the functionality of the original TOPSwitch, and to broaden the range of power levels we can address. In 2010 we introduced our CapZero and SenZero families, which reduce standby-power consumption in certain applications by eliminating waste caused by so-called bleed resistors and sense resistors. Also, by virtue of our 2010 acquisition of Qspeed Semiconductor, we offer a range of high-performance, high-voltage diodes known as Qspeed diodes.

In 2014 we introduced our InnoSwitch product family, which are the first-ever power-supply ICs to combine primary, secondary and feedback circuits into a single package, utilizing a proprietary technology known as FluxLink to enable precise control without the need for optical components, which tend to add cost and diminish the reliability of power supplies.

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

•	IGBT drivers

As a result of our May 2012 acquisition of Concept, we offer a range of IGBT-driver products sold primarily under the SCALE and SCALE-2 product-family names. These products are fully assembled circuit boards incorporating multiple ICs, electrical isolation components and other circuitry. We offer both ready-to-operate “plug-and-play” drivers designed specifically for use with particular IGBT modules, as well as “driver cores,” which provide more basic driver functionality that customers can customize to their own specifications after purchase. In addition, we offer custom drivers based on our SCALE technology.

•	High-voltage DC-DC products

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

Other Product Information

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, Hiper, Qspeed, InnoSwitch, SCALE-I, SCALE-II, SCALE-III, PeakSwitch, CAPZero, SENZero, ChiPhy, FluxLink, CONCEPT, Concept a Power Integrations Company and PI Expert are trademarks of Power Integrations, Inc.

End Markets and Applications

Our net revenues consist primarily of sales of the products described above. When evaluating our net revenues, we categorize our sales into the following four major end-market groupings: communications, computer, consumer, and industrial.

The table below provides the approximate mix of our net sales by end market:

	Year Ended December 31,
End Market	2015	2014	2013
Communications	24%	18%	21%
Computer	7%	10%	10%
Consumer	36%	37%	35%
Industrial	33%	35%	34%

Our products are used in a vast range of power-conversion applications in the above-listed end-market categories. The following chart lists the most prominent applications for our products in each category.

Market Category	Primary Applications
Communications	Mobile-phone chargers, routers, cordless phones, broadband modems, voice-over-IP phones, other network and telecom gear
Computer	Desktop PCs, LCD monitors, servers, LCD projectors, adapters for notebook computers
Consumer	Major and small appliances, air conditioners, TV set-top boxes, digital cameras, TVs, video-game consoles
Industrial
LED lighting, industrial controls, utility meters, motor controls, uninterruptible power supplies, tools, industrial motor drives, renewable energy systems, electric locomotives, high-voltage DC transmission systems

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power-supply manufacturers through our direct sales staff and a worldwide network of independent sales representatives and distributors. We have sales offices in the United States, Switzerland, United Kingdom, Germany, Italy, India, China, Japan, South Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 25% of our net product revenues for each of 2015, 2014 and 2013, while sales to and through distributors accounted for approximately 75% for each of 2015, 2014 and 2013. Most of our distributors are entitled to return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements, and sales representatives and distributors can discontinue marketing our products at any time.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 60% of our net revenues for 2015 and 59% in each of 2014 and 2013.

The following distributors accounted for 10% or more of total net revenues in 2015, 2014 and 2013:

	Year Ended December 31,
Customer	2015	2014	2013
Avnet	21%	19%	19%
Powertech Distribution Ltd.	10%	*	*
_______________
* Total customer revenue was less than 10% of net revenues

No other customers accounted for more than 10% of net revenues in these periods.

In 2015, 2014 and 2013 sales to customers in the United States accounted for approximately 5% of our net revenues in each of the respective years, and sales to customers outside of the United States accounted for approximately 95% of our net revenues in the same periods. See Note 6, “Significant Customers and International Sales,” in our Notes to Consolidated Financial Statements regarding sales to customers located in foreign countries. See our consolidated financial statements regarding total revenues and profit for the last three fiscal years.

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

In 2015, 2014 and 2013, we incurred costs of $57.5 million, $55.0 million and $51.7 million, respectively, for research and development (R&D). R&D expenses increased in 2015 compared to 2014, driven primarily by the addition of employees in connection with our acquisition of Cambridge Semiconductor Limited (CamSemi) (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details); the increase in headcount caused a corresponding increase in salary and other employee-related expenses. R&D expenses increased in 2014 compared to 2013, driven primarily by increased payroll and related expenses as a result of increased headcount, due mainly to the expansion of our product-development efforts.

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual-property rights. As of December 31, 2015, we held 814 U.S. patents and had received foreign patent protection on these patents resulting in 462 foreign patents. The U.S. patents have expiration dates ranging from 2016 to 2035. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, Europe and Japan.

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

Long-lived Assets

Our long-lived assets consist of property and equipment as well as intangible assets. Our intangible assets consist of developed and in-process technology, licenses, patents, customer relationships, trade name, domain name and goodwill. Our long-lived assets, including property and equipment and intangible assets, are located in the United States and in foreign countries. Approximately 40% of our long lived assets were located in the United States in 2015, 2014 and 2013, while approximately 60%

were held outside of the United States. In 2015, 2014 and 2013 a significant amount of our foreign long-lived assets were located in Switzerland, which held approximately 18%, 31% and 33%, respectively, of our total long-lived assets. See Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements regarding total property and equipment located in foreign countries.

Manufacturing

We contract with three foundries for the manufacture of the vast majority of our silicon wafers: (1) ROHM Lapis Semiconductor Co., Ltd., or Lapis, (formerly OKI Electric Industry), (2) Seiko Epson Corporation, or Epson, (3) X-FAB Semiconductor Foundries AG, or X-FAB. These contractors manufacture wafers using our proprietary high-voltage process technologies at fabrication facilities located in Japan, Germany and the United States.

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

Our proprietary high-voltage processes do not require leading-edge geometries for them to be cost-effective, and can therefore use our foundries’ older, low-cost facilities for wafer manufacturing. However, because of our highly sensitive high-voltage process, we must interact closely with our foundries to achieve satisfactory yields. Our wafer supply agreements with Lapis, Epson and X-FAB expire in April 2018, December 2020 and December 2020, respectively. Under the terms of the Lapis agreement, Lapis has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Lapis and us. In addition, Lapis requires us to supply them with a rolling six-month forecast on a monthly basis. Our agreement with Lapis provides for the purchase of wafers in U.S. dollars, with mutual sharing of the impact of the fluctuations in the exchange rate between the Japanese yen and the U.S. dollar. Under the terms of the Epson agreement, Epson has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Epson and us. The agreement with Epson also requires us to supply rolling six-month forecasts on a monthly basis, to provide for the purchase of wafers in U.S. dollars and to share the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the X-FAB agreement, X-FAB has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by X-FAB and us. The agreement with X-FAB also requires us to supply them with rolling six-month forecasts on a monthly basis. Our purchases of wafers from X-FAB are denominated in U.S. dollars.

Although some aspects of our relationships with Lapis, Epson and X-FAB are contractual, some important aspects of these relationships are not written in binding contracts and depend on the suppliers' continued cooperation. We cannot assure that we will continue to work successfully with Lapis, Epson or X-FAB in the future, that they will continue to provide us with sufficient capacity at their foundries to meet our needs, or that any of them will not seek an early termination of their wafer supply agreement with us. Our operating results could suffer in the event of a supply disruption with one or more of our foundries if we were unable to quickly qualify alternative manufacturing sources for existing or new products or if these sources were unable to produce wafers with acceptable manufacturing yields.

We typically receive shipments from our foundries approximately four to six weeks after placing orders, and lead times for new products can be substantially longer. To provide sufficient time for assembly, testing and finishing, we typically need to receive wafers four weeks before the desired ship date to our customers. As a result of these factors and the fact that customers’ orders can be placed with little advance notice, we have only a limited ability to react to fluctuations in demand for our products. We try to carry a substantial amount of wafer and finished-goods inventory to help offset these risks and to better serve our markets and meet customer demand.

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

Employees

As of December 31, 2015, we employed 595 full-time personnel, consisting of 89 in manufacturing, 203 in research and development, 251 in sales, marketing and applications support, and 52 in finance and administration.

Investor Information

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing this material electronically or otherwise furnishing it to the SEC. Investors may obtain free electronic copies or request paper copies of these reports via the “For Investors” section of our website, www.power.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website should be deemed to be part of this Annual Report. The reports filed with the SEC are also available at www.sec.gov.

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

Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997.

Executive Officers of the Registrant

As of January 29, 2016, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	61
Wolfgang Ademmer	Vice President, High-Power Products	47
Douglas Bailey	Vice President, Marketing	49
Radu Barsan	Vice President, Technology	63
David “Mike” Matthews	Vice President, Product Development	51
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	56
Ben Sutherland	Vice President, Worldwide Sales	44
Raja Petrakian	Vice President, Operations	51
Clifford Walker	Vice President, Corporate Development	64

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

Raja Petrakian has served as vice president of operations since May 2015. From 1995 to 2015, Dr. Petrakian served in a succession of roles in operations and supply chain management, most recently as senior vice president of worldwide operations, at Xilinx Inc. where  he was responsible for manufacturing, supply chain management (fabrication through delivery), customer service, supplier relationships, purchasing, import/export compliance, new product introduction operations, and logistics. Prior to joining Xilinx he was a research staff member at the IBM T.J. Watson Research Center.

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

Our operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly. Our net revenues and operating results have varied significantly in the past, are difficult to forecast, are subject to numerous factors both within and outside of our control, and may fluctuate significantly in the future. As a result, our operating results could fall below the expectations of public market analysts or investors. If that occurs, the price of our stock may decline.

Some of the factors that could affect our operating results include the following:

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	our products are sold through distributors, which limits our direct interaction with our end customers, which reduces our ability to forecast sales and increases the complexity of our business;

•	competitive pressures on selling prices;

•	the ability of our products to penetrate additional markets;

•	the volume and timing of orders received from customers;

•	the inability to adequately protect or enforce our intellectual property rights;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	earthquakes, terrorists acts or other disasters;

•	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	audits by the Internal Revenue Service, and potential future changes in tax laws may increase the amount of taxes we are required to pay;

•	our ability to attract and retain qualified personnel;

•	risks associated with acquisitions and strategic investments;

•	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change;

•	interruptions in our information technology systems; and

•	uncertainties arising out of economic consequences of current and potential military actions or terrorist activities and associated political instability.

If demand for our products declines in our major end markets, our net revenues will decrease. A limited number of applications of our products, such as cellphone chargers, LED lights, desktop PCs and consumer appliances make up a significant percentage of our net revenues. We expect that a significant level of our net revenues and operating results will continue to be dependent upon these applications in the near term. The demand for these products has been highly cyclical and has been impacted by economic downturns in the past. Any economic slowdown in the end markets that we serve could cause a slowdown in demand for our ICs. When our customers are not successful in maintaining high levels of demand for their products, their demand for our ICs decreases, which adversely affects our operating results. Any significant downturn in demand in these markets would cause our net revenues to decline and could cause the price of our stock to fall.

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for approximately 75% of net revenues in each of the years ended December 31, 2015, 2014 and 2013. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

•	manage a more complex supply chain;

•	monitor the level of inventory of our products at each distributor, and

•	monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States and not publicly traded.

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

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2016 to 2035. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 60% of our net revenues in the year ended December 31, 2015, and 59% in the year ended December 31, 2014. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 95% of our net revenues for the years ended December 31, 2015, and 2014. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies.  We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 10, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements included in this Form 10-K. For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued in an ongoing case for patent infringement. Should we ultimately be determined to be infringing another party’s patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed.  We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.  Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. Our primary supply arrangements for the production of wafers are with Epson, Lapis, and X-FAB. Our contracts with these suppliers expire on varying dates, with the earliest to expire in April 2018. Although some aspects of our relationships with Lapis, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Epson, Lapis and X-FAB in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Epson, Lapis and X-FAB could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

Securities laws and regulations, including potential risk resulting from our evaluation of internal controls over financial reporting, will continue to impact our results. Complying with the requirements of the federal securities laws and NASDAQ’s conditions for continued listing have imposed significant legal and financial compliance costs, and are expected to continue to impose significant costs and management burden on us. These rules and regulations also may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly qualified members to serve on our audit committee. Further, the rules and regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which became effective in 2011, may impose significant costs and management burden on us.

Additionally, because these laws, regulations and standards are expected to be subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

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

Audits of our tax returns and potential future changes in tax laws may increase the amount of taxes we are required to pay. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the U.S. Internal Revenue Service (IRS) and state, local and foreign tax authorities. In addition, the United States, countries in Asia and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational companies. These potential changes could adversely affect our effective tax rates or result in other costs to us.

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

Our inability to successfully integrate, or realize the expected benefits from, our acquisitions could adversely affect our results. We have made, and in the future intend to make, acquisitions of other businesses, such as CamSemi and Concept, and with these acquisitions there is a risk that integration difficulties may cause us not to realize expected benefits. The success of the acquisitions could depend, in part, on our ability to realize the anticipated benefits and cost savings (if any) from combining the businesses of the acquired companies and our business, which may take longer to realize than expected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California. We also own an R&D facility in New Jersey, which was purchased in 2010 in connection with our acquisition of an early-stage R&D company, and a test facility in Biel, Switzerland which was acquired in connection with our acquisition of Concept. We lease administrative office space in Singapore and Switzerland, R&D facilities in Canada and the United Kingdom and a design center in Germany, in addition to sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our Company; however, if headcount increases above capacity we may need to lease additional space.

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

	Year Ended December 31, 2015		Year Ended December 31, 2014
	High	Low	High	Low
First Quarter	$57.52	$50.00	$67.16	$54.94
Second Quarter	$53.48	$44.97	$66.60	$47.23
Third Quarter	$44.67	$36.26	$60.25	$51.69
Fourth Quarter	$52.74	$41.00	$54.96	$42.78

As of January 29, 2016, there were approximately 39 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends Declared Per Common Share
The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	Year Ended December 31,
	2015	2014
First Quarter	$0.12	$0.10
Second Quarter	$0.12	$0.10
Third Quarter	$0.12	$0.12
Fourth Quarter	$0.12	$0.12

We paid a total of $13.9 million and $13.2 million in cash dividends during 2015 and 2014, respectively.

Issuer Purchases of Equity Securities

As of December 31, 2014 we had $23.7 million available for use to repurchase shares of our common stock under previous authorizations by our board of directors. In each of July 2015 and October 2015, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the year ended December 31, 2015, we purchased 1.3 million shares for $53.7 million. As of December 31, 2015, we had $30.0 million available for future stock repurchases. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

We did not repurchase any of our common stock during the fourth quarter of fiscal 2015.

Performance Graph (1)

The following graph shows the cumulative total stockholders return of an investment of $100 in cash on December 31, 2010 through December 31, 2015 in our common stock, the NASDAQ Composite Index and the NASDAQ Electronic Components Index and assuming that all dividends were reinvested. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company/Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Power Integrations, Inc.	100.00	83.04	84.64	141.53	132.26	125.55
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Electronic Components	100.00	90.64	91.50	127.54	167.91	168.98
_______________
(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with ‘’Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected consolidated financial data for each of the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements, and accompanying notes, included in this Annual Report on Form 10-K. The selected consolidated statement of income (loss) data for each of the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period. In 2012, our net loss was affected by the impairment charges related our investment in SemiSouth Laboratories, and from our settlement with the IRS related to the examination of our tax returns for the years 2003 through 2006. In 2012, we acquired CT Concept Technologie AG (Concept), a Swiss company. In 2015, we acquired Cambridge Semiconductor Limited (CamSemi), a UK company (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details).

Consolidated Statement of Income (Loss) Data	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Net revenues	$343,989	$348,797	$347,089	$305,370	$298,739
Income from operations	38,993	55,796	54,066	11,352	43,219
Provision for (benefit from) income taxes	271	(2,730)	(1,839)	13,622	10,804
Net income (loss)	$39,147	$59,544	$57,266	$(34,404)	$34,291

Earnings (loss) per share:
Basic	$1.35	$1.99	$1.95	$(1.20)	$1.20
Diluted	$1.32	$1.93	$1.88	$(1.20)	$1.14
Shares used in per share calculation:
Basic	29,001	29,976	29,421	28,636	28,609
Diluted	29,696	30,829	30,420	28,636	29,964
Dividend per share	$0.48	$0.44	$0.32	$0.20	$0.20

Consolidated Balance Sheet Data	Year Ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Cash and cash equivalents	$90,092	$60,708	$92,928	$63,394	$139,836
Short-term marketable securities	83,769	114,575	109,179	31,766	40,899
Cash, cash equivalents and short-term marketable securities	173,861	175,283	202,107	95,160	180,735
Working capital	188,410	210,752	227,004	124,297	216,079
Total assets	487,537	493,663	501,421	399,130	432,919
Long-term liabilities	6,925	7,827	14,317	17,514	34,368
Stockholders’ equity	$428,619	$430,676	$436,686	$341,049	$364,529

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Form 10-K. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A “Risk Factors” and elsewhere in this report.

Business Overview

We design, develop and market analog and mixed-signal integrated circuits (ICs) and other electronic components and circuitry used in high-voltage power conversion. Our products are used in power converters that convert electricity from a high-voltage source (typically 48 volts or higher) to the type of power required for a specified downstream use. In most cases, this conversion entails, among other functions, converting alternating current (AC) to direct current (DC) or vice versa, reducing or increasing the voltage, and regulating the output voltage and/or current according to the customer’s specifications.
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
    Since our May 2012 acquisition of CT-Concept Technologies AG (Concept), we also offer insulated-gate bipolar transistor (IGBT) drivers - circuit boards containing multiple ICs, electrical isolation components and other circuitry - used to operate arrays of high-voltage, high-power transistors known as IGBT modules. These driver/module combinations are used for power conversion in high-power applications (i.e., power levels ranging from tens of kilowatts up to one gigawatt) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

Our net revenues were $344.0 million, $348.8 million and $347.1 million in 2015, 2014 and 2013, respectively. In 2015 revenues decreased by $4.8 million due primarily to lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers, and the industrial end-market, reflecting a broad-based slowdown in demand from the industrial sector of the economy. These reductions were partially offset by higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers and by the effect of our acquisition of Cambridge Semiconductor Limited (CamSemi), whose products are used primarily in the communications end-market. In 2014 revenue increased by $1.7 million, due primarily to growth in three of our primary end-market categories (consumer, industrial and computer), driven by higher unit sales for a range of applications including consumer appliances, industrial motor drives and desktop computers. The increase was partially offset by lower sales into the communications end market due primarily to lower unit sales for residential-networking applications and cellphone chargers.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 60% of our net revenues for 2015 and 59% for each of 2014 and 2013. Our top two customers, both distributors of our products, collectively accounted for approximately 31% of our net revenues for 2015 and 28% in both 2014 and 2013. In each of 2015, 2014 and 2013, international sales made up 95% of net revenues.

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

Our gross profit, defined as net revenues less cost of revenues, was $173.4 million, or 50% of net revenues, in 2015, compared to $189.6 million, or 54% of net revenues in 2014, and $183.2 million, or 53% of net revenues, in 2013. The decrease in gross margin in 2015 was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenue coming from lower-margin end-markets. In addition, we incurred higher period costs resulting from the amortization of intangibles and inventory write-up related to our acquisition of CamSemi, which took place in the first quarter of 2015 (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details). The increase in 2014 was due primarily to: a favorable end-market mix, with a greater percentage of revenue coming from higher-margin end markets; a decline in the value of the Japanese yen versus the U.S. dollar, which decreased the cost of silicon wafers purchased from our Japanese wafer-fabrication foundries; and unit-cost benefits resulting from higher production volumes.

Total operating expenses in 2015, 2014 and 2013 were $134.4 million, $133.8 million and $129.2 million, respectively. The increase in operating expenses in 2015 was driven primarily by the addition of employees in connection with our acquisition of CamSemi (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details); the increase in headcount caused a corresponding increase in salary and other employee-related expenses. Sales and marketing expenses decreased, due primarily to a decrease in amortization of intangible assets, as our Concept trade name was fully amortized as of the second quarter of 2014, and lower advertising and promotional expenses in 2015. Operating expenses increased in 2014 compared to 2013 as a result of higher R&D expenses, including increased headcount as well as greater engineering-materials and equipment-depreciation expenses, all in support of our product-development efforts. Sales and marketing expenses also increased, due primarily to the expansion of our sales and application-support staffs, which resulted in higher salary and related expenses.

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

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 75% of our net product sales were made to distributors in 2015. We apply the provisions of Accounting Standards Codification (ASC) 605-10, Revenue Recognition, and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers’ financial condition and require letters of credit whenever deemed necessary.

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

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to these distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2015 and 2014, was approximately $25.7 million and $25.0 million, respectively. The total deferred cost as of December 31, 2015 and 2014, was approximately $10.6 million and $9.8 million, respectively.

Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor’s cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, a credit memo is issued to the distributor for the ship and debit claim. We maintain a reserve for these unprocessed claims and for estimated future ship and debit price adjustments. The reserves appear as a reduction to accounts receivable and deferred income on sales to distributors in our accompanying consolidated balance sheets. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on the deferred revenue and deferred margin ultimately recognized. To evaluate the adequacy of our reserves, we analyze historical ship and debit payments and levels of inventory in the distributor channels.

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

We account for income taxes under the provisions of ASC 740, Income Taxes. Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize valuation allowances to reduce any deferred tax assets to the amount that we estimate will more likely than not be realized based on available evidence and management’s judgment. We limit the deferred tax assets recognized related to some of our officers’ compensation to amounts that we estimate will be deductible in future periods based upon Internal Revenue Code Section 162(m). In the event that we determine, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, we would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial position.

As of December 31, 2015, we continue to maintain a valuation allowance on our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in Canada and the state of New Jersey as well as Federal capital loss carryforwards.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of ASC 350-10, Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, we elect this option and after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. We evaluated goodwill for impairment in the fourth quarters of 2015 and 2014, and concluded that no impairment existed as of December 31, 2015, and December 31, 2014.

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

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	49.6	45.7	47.2
Gross profit	50.4	54.3	52.8
Operating expenses:
Research and development	16.7	15.8	14.9
Sales and marketing	13.6	13.7	13.1
General and administrative	8.7	8.9	9.2
Total operating expenses	39.0	38.4	37.2
Income from operations	11.4	16.0	15.6
Other income:
Other income, net	0.1	0.3	0.4
Total other income, net	0.1	0.3	0.4
Income before income taxes	11.5	16.3	16.0
Provision for (benefit from) income taxes	0.1	(0.8)	(0.5)
Net income	11.4%	17.1%	16.5%

Comparison of Years Ended December 31, 2015, 2014 and 2013

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. In 2015 revenues decreased by $4.8 million, due primarily to lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers, and the industrial end-market, reflecting a broad-based slowdown in demand from the industrial sector of the economy. These reductions were partially offset by higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers and by the effect of our acquisition of CamSemi, whose products are used primarily in the communications end-market.

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

Our net revenue mix by the end markets served in 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
End Market	2015	2014	2013
Communications	24%	18%	21%
Computer	7%	10%	10%
Consumer	36%	37%	35%
Industrial	33%	35%	34%

Sales to customers outside of the United States were $327.5 million in 2015, compared to $332.8 million in 2014 and $328.5 million in 2013, representing approximately 95% of net revenues in each of 2015, 2014 and 2013. Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region accounted for approximately 80% of our net revenues in each of 2015 and 2014 and 81% in 2013. We expect international sales to continue to account for a large portion of our net revenues for the foreseeable future.

Distributors accounted for 75% of our net product sales for each of the years ended December 31, 2015, 2014 and 2013, with direct sales to OEMs and power supply manufacturers accounting for the remainder in each of the corresponding years. In 2015 two distributors accounted for more than 10% of revenues. In each of 2014 and 2013, one distributor accounted for more than 10% of revenues. The following customers each accounted for 10% or more of net revenues during these years:

	Year Ended December 31,
Customer	2015	2014	2013
Avnet	21%	19%	19%
Powertech Distribution Ltd.	10%	*	*
_______________
* Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of net revenues during these years.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the years ended December 31, 2015, 2014 and 2013:

(dollars in millions)	2015	Change	2014	Change	2013
Gross profit	$173.4	(8.5)%	$189.6	3.5%	$183.2
Gross margin	50.4%		54.3%		52.8%

The decrease in gross margin from 2014 to 2015 was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenue coming from lower-margin end-markets. In addition, we incurred higher period costs resulting from the amortization of intangibles and inventory write-up related to our acquisition of CamSemi, which took place in the first quarter of 2015 (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details). The increase in gross margin from 2013 to 2014 was due primarily to: a favorable end-market mix, with a greater percentage of revenue coming from higher-margin end markets; a continued decline in the value of the Japanese yen versus the U.S. dollar, which decreased the cost of silicon wafers purchased from our Japanese wafer-fabrication foundries; and unit cost benefits from higher production volumes.

Research and development expenses. R&D expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The table below compares R&D expenses for the years ended December 31, 2015, 2014 and 2013:

(dollars in millions)	2015	Change	2014	Change	2013
R&D expenses	$57.5	4.7%	$55.0	6.4%	$51.7
Percentage of net revenues	16.7%		15.8%		14.9%

R&D expenses increased in 2015 as compared to 2014, driven primarily by the addition of employees in connection with our acquisition of CamSemi (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details); the increase in headcount caused a corresponding increase in salary and other employee-related expenses. R&D expenses increased in 2014 compared to 2013, driven primarily by increased payroll and related expenses as a result of increased headcount, due mainly to the expansion of our product-development efforts. We also increased outside-service expenses related to product design and development. These increases were partially offset by lower stock-based compensation expense, reflecting the fact that our 2014 performance-based stock awards failed to vest due to our 2014 performance.
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of acquired intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
Sales and marketing expenses	$46.8	(2.1)%	$47.8	5.1%	$45.5
Percentage of net revenues	13.6%		13.7%		13.1%

Sales and marketing expenses decreased in 2015 compared to 2014 due primarily to lower amortization of acquisition-related intangible assets, as our Concept trade name was fully amortized in the second quarter of 2014 and also due to lower advertising and promotional expenses in 2015. Sales and marketing expenses increased in 2014 compared to 2013, due primarily to increased salary and related expenses reflecting the expansion of our sales and application-support staffs. This increase was partially offset by lower amortization of acquisition-related intangible assets, as our Concept trade name was fully amortized in the second quarter of 2014.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
G&A expenses	$30.0	(3.1)%	$31.0	(3.3)%	$32.1
Percentage of net revenues	8.7%		8.9%		9.2%

G&A expenses decreased in 2015 compared to 2014 due primarily to a decrease in legal expenses as a result of lower litigation fees in connection with our Fairchild litigation and decreased outside service fees relating to our CamSemi acquisition completed in January 2015, partially offset by higher patent attorney spending. G&A expenses decreased in 2014 compared to 2013 due primarily to lower stock-based compensation expense, reflecting the fact that our 2014 performance-based stock awards failed to vest due to our 2014 performance. In addition, we incurred lower legal expenses as a result of lower patent fees and general legal fees, partially offset by increased outside service fees related to our acquisition in January 2015 of CamSemi, a UK company (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements for details).

Other income, net. Other income, net consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income, net for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
Other income, net	$0.4	(58.3)%	$1.0	(25.2)%	$1.4
Percentage of net revenues	0.1%		0.3%		0.4%

Other income decreased in 2015 compared to 2014 due primarily to the unfavorable impact of foreign currency movements relative to the U.S. dollar and the related loss recognized from the re-measurement of monetary foreign currency assets and liabilities of our Swiss subsidiary. Other income decreased in 2014 compared to 2013 due to a 2013 gain realized for the sale of non-operating assets, partially offset by increased interest income in 2014.

Provision for (benefit from)income taxes. Provision for (benefit from) income taxes represents federal, state and foreign taxes. The table below compares the provision for income taxes for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(dollars in millions)	2015	Change	2014	Change	2013
Provision for (benefit from) income taxes	$0.3	(109.9)%	$(2.7)	48.5%	$(1.8)
Percentage of net revenues	0.1%		(0.8)%		(0.5)%
Effective tax rate	0.7%		(4.8)%		(3.3)%

In 2015, our effective tax rate was impacted by the geographic distribution of our world-wide earnings in lower tax jurisdictions and the federal R&D tax credit. In 2014, our effective tax rate was impacted by an agreement reached with the United States Internal Revenue Service to conclude the examination of our income tax returns for the years 2007 through 2009. The resolution of the audit resulted in a federal tax benefit to us of $2.8 million; we also recorded a state tax benefit of $0.5 million. The one-time benefit included the reversal of $4.1 million of related unrecognized tax benefits that had been recorded as non-current liabilities in our consolidated balance sheets. Our effective tax rate for the year ended December 31, 2013, was favorably impacted by the geographic distribution of our world-wide earnings and earnings in lower-tax jurisdictions. Additionally, the rate was favorably impacted by federal research tax credits for 2015, 2014 and 2013.

Liquidity and Capital Resources

We had approximately $173.9 million in cash, cash equivalents and short-term marketable securities at December 31, 2015, compared to $175.3 million at December 31, 2014, and $202.1 million at December 31, 2013. As of December 31, 2015, 2014 and 2013, we had working capital, defined as current assets less current liabilities, of approximately $188.4 million, $210.8 million and $227.0 million, respectively.

On July 5, 2012, we entered into a Credit Agreement (Credit Agreement) with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015, to April 1, 2017, with all other terms of the Credit Agreement remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, primarily a minimum cash requirement and a debt-to-earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 1, 2017, and all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2015, we had no amounts outstanding under our agreement.

Our operating activities generated cash of $92.2 million, $85.6 million, and $98.7 million in the years ended December 31, 2015, 2014 and 2013, respectively. In each of these years, cash was primarily generated from operating activities in the ordinary course of business.

In 2015, our net income was $39.1 million, which included non-cash depreciation, amortization and stock-based expenses of $16.5 million, $7.0 million and $14.8 million, respectively. Sources of cash also included: (1) a $13.5 million decrease in inventory due to ongoing reduction efforts; (2) a $4.1 million decrease in accounts receivable due to the timing of collections; and (3) a $3.4 million decrease in prepaid expenses and other assets due to income tax refunds received during the period. These sources of cash were partially offset by a $5.4 million increase in deferred taxes.

In 2014, our net income was $59.5 million, which included non-cash depreciation, amortization and stock-based compensation expenses of $15.9 million, $6.1 million and $14.3 million, respectively. Sources of cash also included: (1) a $8.2 million decrease in prepaid expenses and other assets as a result of lower payments related to legal and R&D services, in addition to tax refunds received during the year; (2) a $2.1 million decrease in accounts receivable as a result of lower sales in the fourth quarter of 2014 compared to 2013 and improved collections; and (3) a $2.3 million increase in accounts payable due to the timing of payments. These sources of cash were partially offset by a $21.7 million increase in our inventories as a result of lower-than expected sales, and by a $3.2 million decrease in taxes payable.

In 2013, our net income was $57.3 million, which included non-cash depreciation, amortization and stock-based compensation expenses of $16.1 million, $7.4 million and $16.5 million, respectively. Sources of cash also included a $4.2 million increase in deferred income on sales to distributors, resulting from increased shipments to distributors in the fourth quarter of 2013 compared to the same period of 2012. These sources of cash were partially offset by a $4.9 million increase in accounts receivable resulting primarily from revenue growth in the fourth quarter of 2013 compared to the same period in 2012.

Our investing activities in the year ended December 31, 2015, resulted in a net $7.7 million use of cash, consisting primarily of $15.5 million in net cash paid for the acquisition of CamSemi, $10.4 million net cash paid for a building purchase (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for details) and $11.4 million for purchases of property and equipment, primarily machinery and equipment for use in the manufacture of our products. These uses of cash were partially offset by $29.6 million of proceeds from the sale and maturity of marketable securities, net of purchases.

Our investing activities in the year ended December 31, 2014, resulted in a net $38.1 million use of cash, consisting primarily of: (1) $7.2 million, net, for purchases of marketable securities; (2) $23.1 million for purchases of property and equipment, primarily machinery and equipment for production and R&D; (3) $1.3 million for the purchase of power.com, our domain name; and (4) a $6.6 million cash payment to CamSemi under a loan agreement (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements, for further details).

Our investing activities in the year ended December 31, 2013, resulted in a net $90.7 million use of cash, consisting primarily of $78.1 million, net, for purchases of marketable securities and $14.0 million for purchases of property and equipment. Our investment in property and equipment included purchases of manufacturing and R&D equipment, as well as an enterprise resource planning, or ERP, software upgrade and building improvements to our San Jose, California facility.

Our financing activities in the year ended December 31, 2015, resulted in a net use of $55.1 million of cash. Financing activities consisted primarily of $53.7 million for the repurchase of our common stock and $13.9 million for the payment of dividends to stockholders, partially offset by proceeds of $12.6 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

Our financing activities in the year ended December 31, 2014, resulted in a net use of $79.6 million of cash, consisting primarily of $80.8 million for the repurchase of our common stock, and $13.2 million for the payment of dividends to stockholders. The use of cash was partially offset by proceeds of $13.9 million from issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

Our financing activities in the year ended December 31, 2013, resulted in net proceeds of $21.5 million of cash, consisting primarily of $30.2 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, partially offset by $9.4 million for the payment of dividends to stockholders.

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

In January 2016, our board of directors declared four quarterly cash dividends in the amount of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2016. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

In October 2012, our board of directors authorized the use of $50.0 million for the repurchase of our common stock, and in the years ended December 31, 2014, and December 31, 2015, our board of directors authorized the use of an additional $75.0 million and $60.0 million, respectively, for repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the year ended December 31, 2015, we purchased 1.3 million shares for $53.7 million. In the year ended December 31, 2014, we purchased 1.6 million shares for $80.8 million. No shares were purchased during the year ended December 31, 2013, as the price of our stock exceeded the pre-defined price guidelines throughout the year. As of December 31, 2015, we had $30.0 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

As of December 31, 2015, we had a contractual obligation related to income tax, consisting primarily of unrecognized tax benefits of approximately $13.6 million. The tax obligation was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our consolidated balance sheet.

In connection with our IRS settlements in 2014 and in 2012, we were entitled to repatriate $106.9 million from our foreign subsidiary without incurring additional U.S. income tax (See Note 8, Provision for Income Taxes, in our Notes to Consolidated Financial Statements).

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. We expect continued sales growth in our foreign business and plan to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that we intend to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. Beginning in 2013, we determined that a portion of our foreign subsidiaries current and future earnings may be remitted prospectively to the U.S. for domestic cash flow purposes and, accordingly, provided for the related U.S. taxes in our consolidated financial statements. Currently the majority of our cash and marketable securities are held in the U.S. If we change our intent to invest our undistributed earnings outside the U.S. indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, we would be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2015, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $222.0 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2015, we had the following contractual obligations and commitments, consisting solely of non-cancelable operating lease agreements:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Operating lease obligations	$4,250	$1,807	$2,099	$344	$—

In addition to our contractual obligations noted above we have a contractual obligation related to income tax as of December 31, 2015, which primarily comprises unrecognized tax benefits of approximately $13.6 million, and was classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our consolidated balance sheet.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this policy, we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2015 and 2014, we held primarily cash equivalents and short-term investments with fixed interest rates. We do not hold any instruments for trading purposes.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, we invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2015, or December 31, 2014, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of December 31, 2015, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and euro as a result of our acquisition of Concept in 2012. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our pretax income from a change in the value of the U.S. dollar compared to the Swiss franc and euro as of December 31, 2015. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2015
(in thousands of USD)	5%	10%
Swiss franc and euro foreign exchange impact	$401	$802

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2015, and December 31, 2014, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth in the pages indicated in Item 15(a), and the supplementary data required by this item is included in Note 14, Selected Quarterly Information, in our notes to consolidated financial statements.

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

Management conducted an assessment of Power Integrations' internal control over financial reporting as of December 31, 2015, based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

The effectiveness of Power Integrations' internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power Integrations, Inc.
San Jose, California

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 10, 2016 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 10, 2016

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2015, or the Proxy Statement, and is incorporated herein by reference:

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
San Jose, California

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15 (a) 2.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 10, 2016

POWER INTEGRATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share amounts and par value)	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,092	$60,708
Short-term marketable securities	83,769	114,575
Accounts receivable, net of allowances of $318 and $191 in 2015 and 2014, respectively	7,818	10,186
Inventories	51,934	64,025
Deferred tax assets	—	39
Prepaid expenses and other current assets	6,790	16,379
Total current assets	240,403	265,912
PROPERTY AND EQUIPMENT, net	99,381	95,823
INTANGIBLE ASSETS, net	38,165	35,524
GOODWILL	91,849	80,599
DEFERRED TAX ASSETS	11,843	11,562
OTHER ASSETS	5,896	4,243
Total assets	$487,537	$493,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,660	$21,980
Accrued payroll and related expenses	9,327	9,071
Taxes payable	3,620	2,963
Deferred tax liabilities	—	2,193
Deferred income on sales to distributors	15,101	15,223
Other accrued liabilities	2,285	3,730
Total current liabilities	51,993	55,160
LONG-TERM INCOME TAXES PAYABLE	2,511	743
DEFERRED TAX LIABILITIES	1,291	4,272
OTHER LIABILITIES	3,123	2,812
Total liabilities	58,918	62,987
COMMITMENTS AND CONTINGENCIES (NOTES 8, 9 and 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000,000 shares
Outstanding - 28,652,178 and 29,208,468 shares in 2015 and 2014, respectively	28	29
Additional paid-in capital	145,366	171,938
Accumulated other comprehensive loss	(1,851)	(1,136)
Retained earnings	285,076	259,845
Total stockholders’ equity	428,619	430,676
Total liabilities and stockholders’ equity	$487,537	$493,663

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
NET REVENUES	$343,989	$348,797	$347,089
COST OF REVENUES	170,602	159,227	163,853
GROSS PROFIT	173,387	189,570	183,236

OPERATING EXPENSES:
Research and development	57,549	54,981	51,654
Sales and marketing	46,816	47,796	45,466
General and administrative	30,029	30,997	32,050
Total operating expenses	134,394	133,774	129,170
INCOME FROM OPERATIONS	38,993	55,796	54,066
OTHER INCOME:
Interest income	1,019	1,203	736
Interest expense	—	—	(23)
Other, net	(594)	(185)	648
Total other income, net	425	1,018	1,361
INCOME BEFORE INCOME TAXES	39,418	56,814	55,427
PROVISION FOR (BENEFIT FROM) INCOME TAXES	271	(2,730)	(1,839)
NET INCOME	$39,147	$59,544	$57,266

EARNINGS PER SHARE:
Basic	$1.35	$1.99	$1.95
Diluted	$1.32	$1.93	$1.88

SHARES USED IN PER SHARE CALCULATION:
Basic	29,001	29,976	29,421
Diluted	29,696	30,829	30,420
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net income	$39,147	$59,544	$57,266
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in 2015, 2014 and 2013	(191)	(79)	(29)
Unrealized gain (loss) on marketable securities, net of $0 tax in 2015, 2014 and 2013	(180)	(127)	72
Unrealized actuarial loss on pension benefits, net of tax of $96, $128 and $61 in 2015, 2014 and 2013, respectively	(344)	(460)	(220)
Total other comprehensive loss	(715)	(666)	(177)
Total comprehensive income	$38,432	$58,878	$57,089

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
BALANCE AT JANUARY 1, 2013	28,536	$28	$175,668	$(293)	$165,646	$341,049
Issuance of common stock under employee stock option and stock award plans	1,358	2	26,267	—	—	26,269
Issuance of common stock under employee stock purchase plan	128	—	3,971	—	—	3,971
Income tax benefits from employee stock plans	—	—	1,284	—	—	1,284
Stock-based compensation expense related to employee stock options and awards	—	—	15,275	—	—	15,275
Stock-based compensation expense related to employee stock purchases	—	—	1,195	—	—	1,195
Payment of dividends to stockholders	—	—	—	—	(9,446)	(9,446)
Unrealized actuarial loss on pension benefits	—	—	—	(220)	—	(220)
Unrealized gain on marketable securities	—	—	—	72	—	72
Foreign currency translation adjustment	—	—	—	(29)	—	(29)
Net income	—	—	—	—	57,266	57,266
BALANCE AT DECEMBER 31, 2013	30,022	30	223,660	(470)	213,466	436,686
Issuance of common stock under employee stock option and stock award plans	697	—	9,571	—	—	9,571
Repurchase of common stock	(1,603)	(1)	(80,760)	—	—	(80,761)
Issuance of common stock under employee stock purchase plan	92	—	4,284	—	—	4,284
Income tax benefits from employee stock plans	—	—	815	—	—	815
Stock-based compensation expense related to employee stock options and awards	—	—	12,983	—	—	12,983
Stock-based compensation expense related to employee stock purchases	—	—	1,385	—	—	1,385
Payment of dividends to stockholders	—	—	—	—	(13,165)	(13,165)
Unrealized actuarial loss on pension benefits	—	—	—	(460)	—	(460)
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Foreign currency translation adjustment	—	—	—	(79)	—	(79)
Net income	—	—	—	—	59,544	59,544
BALANCE AT DECEMBER 31, 2014	29,208	29	171,938	(1,136)	259,845	430,676
Issuance of common stock under employee stock option and stock award plans	578	—	8,133	—	—	8,133
Repurchase of common stock	(1,250)	(1)	(53,730)	—	—	(53,731)
Issuance of common stock under employee stock purchase plan	117	—	4,447	—	—	4,447
Income tax shortfall from employee stock plans	—	—	(189)	—	—	(189)
Stock-based compensation expense related to employee stock options and awards	—	—	13,562	—	—	13,562
Stock-based compensation expense related to employee stock purchases	—	—	1,205	—	—	1,205
Payment of dividends to stockholders	—	—	—	—	(13,916)	(13,916)
Unrealized actuarial loss on pension benefits	—	—	—	(344)	—	(344)
Unrealized loss on marketable securities	—	—	—	(180)	—	(180)
Foreign currency translation adjustment	—	—	—	(191)	—	(191)
Net income	—	—	—	—	39,147	39,147
BALANCE AT DECEMBER 31, 2015	28,653	$28	$145,366	$(1,851)	$285,076	$428,619

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,147	$59,544	$57,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,464	15,884	16,088
Amortization of intangibles	7,039	6,072	7,404
Loss (gain) on disposal of property and equipment	361	250	(131)
Gain on sale of asset held for sale	—	—	(497)
Stock-based compensation expense	14,767	14,282	16,485
Amortization of premium on marketable securities	1,063	1,694	789
Deferred income taxes	(5,416)	157	(2,781)
Increase (reduction) in accounts receivable allowances	127	70	(127)
Excess tax benefit from employee stock plans	—	(437)	(734)
Tax (shortfall) benefit associated with employee stock plans	(189)	815	1,284
Change in operating assets and liabilities:
Accounts receivable	4,131	2,133	(4,936)
Inventories	13,500	(21,703)	2,375
Prepaid expenses and other assets	3,391	8,211	(1,523)
Accounts payable	(2,000)	2,337	2,467
Taxes payable and accrued liabilities	(76)	(3,242)	1,065
Deferred income on sales to distributors	(122)	(505)	4,177
Net cash provided by operating activities	92,187	85,562	98,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,359)	(23,071)	(13,960)
Proceeds from sale of property and equipment	—	—	36
Proceeds from sale of assets held for sale	—	—	959
Other assets	—	(1,261)	—
Payment for purchase of building (Note 11)	(10,389)	—	—
Payment for acquisition, net of cash acquired (Note 11)	(15,549)	—	—
Collections of financing lease receivables and other receivables	—	—	433
Loans to third parties (Notes 11)	—	(6,600)	—
Purchases of marketable securities	(29,748)	(45,269)	(109,482)
Proceeds from sales and maturities of marketable securities	59,309	38,052	31,350
Net cash used in investing activities	(7,736)	(38,149)	(90,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	12,580	13,855	30,239
Repurchase of common stock	(53,731)	(80,760)	—
Payments of dividends to stockholders	(13,916)	(13,165)	(9,446)
Excess tax benefit from employee stock plans	—	437	734
Net cash (used in) provided by financing activities	(55,067)	(79,633)	21,527
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,384	(32,220)	29,534
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,708	92,928	63,394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,092	$60,708	$92,928
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,472	$1,733	$2,862
Loan applied to CamSemi purchase price (Note 11)	$6,600	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net of refunds (Note 8)	$473	$(3,121)	$(4,137)

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

Power Integrations, Inc. (“Power Integrations” or the “Company”), incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets analog and mixed-signal integrated circuits (ICs) and other electronic components and circuitry used in high-voltage power conversion. The Company’s products are used in power converters that convert electricity from a high-voltage source (typically 48 volts or higher) to the type of power required for a specified downstream use. A large percentage of the Company’s products are ICs used in AC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial markets. The Company acquired CT-Concept Technologie AG (Concept) in May 2012, and since then offers IGBT drivers used to operate arrays of high-voltage, high-power transistors known as IGBT modules, which are used for power conversion in high-power applications such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany transactions and balances.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for receivables and inventories. These estimates are based on historical facts and various other factors, which the Company believes to be reasonable at the time the estimates are made. However, as the effects of future events cannot be determined with precision, actual results could differ significantly from management’s estimates.

Cash and Cash Equivalents

The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with a maturity date greater than three months at the date of purchase as short-term marketable securities in its Consolidated Balance Sheet. As of December 31, 2015, and December 31, 2014, the Company’s marketable securities consisted primarily of corporate bonds and other high-quality commercial securities. The weighted average interest rate of investments at December 31, 2015 and December 31, 2014, was approximately 0.84% and 0.76%, respectively.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost and estimated fair market value of investments classified as available-for-sale (excluding cash equivalents) at December 31, 2015, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Corporate securities	$38,586	$7	$(10)	$38,583
Total	38,586	7	(10)	38,583

Investments due in 4-12 months:
Corporate securities	33,654	1	(36)	33,619
Total	33,654	1	(36)	33,619
Investments due between 12 months and 5-years:
Corporate securities	11,626	—	(59)	11,567
Total	11,626	—	(59)	11,567
Total investment securities	$83,866	$8	$(105)	$83,769

Amortized cost and estimated fair market value of investments classified as available-for-sale (excluding cash equivalents) at December 31, 2014, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	Losses	Market Value
Investments due in 4-12 months:
Corporate securities	$30,233	$36	$—	$30,269
Total	30,233	36	—	30,269
Investments due between 12 months and 5-years:
Corporate securities	84,259	92	(45)	84,306
Total	84,259	92	(45)	84,306
Total investment securities	$114,492	$128	$(45)	$114,575

As of December 31, 2015, and 2014, there were no individual securities that had been in a continuous loss position for 12 months or longer.

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

(in thousands)	December 31, 2015	December 31, 2014
Raw materials	$19,090	$21,127
Work-in-process	12,770	14,643
Finished goods	20,074	28,255
Total	$51,934	$64,025

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Components of the Company’s Consolidated Balance Sheet

Accounts receivable:

(in thousands)	December 31, 2015	December 31, 2014
Accounts receivable trade	$43,622	$38,344
Accrued ship and debit and rebate claims	(35,486)	(27,967)
Allowance for doubtful accounts	(318)	(191)
Total	$7,818	$10,186

Prepaid expenses and other current assets:

(in thousands)	December 31, 2015	December 31, 2014
Prepaid legal fees	$2,023	$1,506
Loan to Cambridge Semiconductor (Note 11)	—	6,600
Advance to suppliers	324	800
Prepaid income tax	309	3,208
Prepaid maintenance agreements	736	1,023
Interest receivable	519	664
Other	2,879	2,578
Total	$6,790	$16,379

Property and Equipment

Property and equipment consist of the following:

(in thousands)	December 31, 2015	December 31, 2014
Land	$20,288	$16,754
Construction-in-progress	2,298	8,068
Building and improvements	51,941	44,794
Machinery and equipment	128,342	124,138
Computer software and hardware and office furniture and fixtures	43,383	37,867
	246,252	231,621
Accumulated depreciation	(146,871)	(135,798)
Total	$99,381	$95,823

Depreciation expense for property and equipment for fiscal years ended December 31, 2015, 2014 and 2013, was approximately $16.5 million, $15.9 million and $16.1 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years
Machinery and equipment	2-8 years
Computer software and hardware and office furniture and fixtures	4-7 years

Total property and equipment (excluding accumulated depreciation) located in the United States at December 31, 2015, 2014 and 2013, was approximately $150.1 million, $140.0 million and $134.0 million, respectively. In 2015 and 2014, approximately 12% and 13%, respectively, of total property and equipment (excluding accumulated depreciation) was held in

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Thailand by one of the Company’s sub-contractors. In 2013, no more than 10% of total property and equipment was held in any foreign country.

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three years ended December 31, 2015:

(in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items		Foreign Currency Items	Total
Balance at January 1, 2013	$138	$(560)		$129	$(293)
Other comprehensive income (loss) before reclassifications	72	(277)		(29)	(234)
Amounts reclassified from accumulated other comprehensive income (loss)	—	57	(1)	—	57
Other comprehensive income (loss)	72	(220)		(29)	(177)
Balance at December 31, 2013	210	(780)		100	(470)
Other comprehensive income (loss) before reclassifications	(127)	(538)		(79)	(744)
Amounts reclassified from accumulated other comprehensive income (loss)	—	78	(1)	—	78
Other comprehensive income (loss)	(127)	(460)		(79)	(666)
Balance at December 31, 2014	83	(1,240)		21	(1,136)
Other comprehensive income (loss) before reclassifications	(180)	(469)		(191)	(840)
Amounts reclassified from accumulated other comprehensive income (loss)	—	125	(1)	—	125
Other comprehensive income (loss)	(180)	(344)		(191)	(715)
Balance at December 31, 2015	$(97)	$(1,584)		$(170)	$(1,851)
_______________
(1) This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the years ended December 31, 2015, 2014 and 2013.

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

Goodwill and Intangible Assets

Goodwill and the Company's domain name are evaluated in accordance with ASC 350-10, Goodwill and Other Intangible Assets, and an impairment analysis is conducted on an annual basis, or sooner if indicators exist for a potential impairment.

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, the Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. In each of 2015, 2014 and 2013, the Company provided for a contribution of approximately $1.1 million.

Retirement Benefit Obligations (Pension)

The Company recognizes the over-funded or under-funded status of a defined benefit pension or post-retirement plan as an asset or liability in the accompanying consolidated balance sheets. Actuarial gains and losses are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, and are amortized as a component of net periodic cost over the remaining estimated service period of participants.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (OEMs), merchant power supply manufacturers and distributors. Approximately 75% of the Company’s net product sales were made to distributors in 2015. The Company applies the provisions of ASC 605-10, Revenue Recognition, and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company’s customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers’ financial condition and requires letters of credit whenever deemed necessary.

Sales to international OEMs and merchant power supply manufacturers for shipments from the Company’s facility outside of the United States are pursuant to “EX Works” (EXW) shipping terms, meaning that title to the product transfers to the customer upon shipment from the Company’s foreign warehouse. Sales to international OEM customers and merchant power supply manufacturers that are shipped from the Company’s facility in California are pursuant to “delivered at frontier” (DAF) shipping terms. As such, title to the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Shipments to OEMs and merchant power supply manufacturers in the Americas are pursuant to “free on board” (FOB) point of origin shipping terms meaning that title is passed to the customer upon shipment. Revenue is recognized upon title transfer for sales to OEMs and merchant power supply manufacturers, assuming all other criteria for revenue recognition are met.

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from these sales until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2015, and December 31, 2014, was approximately $25.7 million and $25.0 million, respectively. The total deferred cost as of December 31, 2015, and December 31, 2014, was approximately $10.6 million and $9.8 million, respectively.

Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At or soon after the distributor invoices its customer, the distributor submits a “ship and debit” price adjustment claim to the Company

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Risk and Foreign Currency Translation

As of December 31, 2015, the Company’s primary transactional currency was U.S. dollars; in addition, the Company holds cash in Swiss francs and Euros to fund the operations of the Company’s Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and Euro is recorded in other income in the consolidated statements of income.

Gains and losses arising from the re-measurement of non-functional currency balances are recorded in ''other income'' in the accompanying consolidated statements of income. For the years ended December 31, 2015, 2014 and 2013 the Company realized foreign exchange transaction gains (losses) of $(0.5) million, $0.1 million and $(0.1) million, respectively.

The functional currencies of the Company’s other subsidiaries are the local currencies. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Cumulative gains and losses from the translation of the foreign subsidiaries’ financial statements have been included in stockholders’ equity.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $1.1 million, $1.5 million, and $1.4 million, in 2015, 2014 and 2013, respectively.

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

The Company accounts for income taxes under the provisions of ASC 740, Income Taxes. Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes valuation allowances to reduce any deferred tax assets to the amount that it estimates will more likely than not be realized based on available evidence and management’s judgment. The Company limits the deferred tax assets recognized related to certain officers’

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation to amounts that it estimates will be deductible in future periods based upon Internal Revenue Code Section 162(m). In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, it would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations and financial position.

The Company engages in qualifying activities for R&D credit purposes. On December 18, 2015, the Protecting Americans From Tax Hikes Act of 2015 was signed into law, permanently extending the federal R&D credit.

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

Common Stock Repurchases and Common Stock Dividend

In October 2012, the Company’s board of directors authorized the use of $50.0 million for the repurchase of the Company’s common stock. In 2014 and 2015, the Company’s board of directors authorized the use of an additional $75.0 million and $60.0 million, respectively, for repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. No Shares were repurchased during the year ended December 31, 2013, as the stock price levels exceeded the pre-defined price guidelines mentioned above. In 2014, the Company purchased 1.6 million shares for approximately $80.8 million. In 2015, the Company purchased 1.3 million shares for $53.7 million. As of December 31, 2015, the Company had $30.0 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements, business conditions as well as other factors.

The following table presents the quarterly dividends declared on the Company’s common stock for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
First Quarter	$0.12	$0.10	$0.08
Second Quarter	$0.12	$0.10	$0.08
Third Quarter	$0.12	$0.12	$0.08
Fourth Quarter	$0.12	$0.12	$0.08

The Company paid a total of approximately $13.9 million, $13.2 million and $9.4 million in cash dividends during 2015, 2014 and 2013, respectively.

In January 2016, the Company’s board of directors declared a $0.13 quarterly dividend for each quarter in 2016. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company’s stockholders.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification right to individual customers.

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2015. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Recently Issued Accounting Pronouncements

In May 2014, the FASB amended the existing accounting standards for revenue recognition, ASU 2014-09, Revenue from Contracts with Customers. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of 2018. Early adoption is permitted; however, the Company is not permitted to adopt the standard earlier than January 1, 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

In July 2015, the FASB amended the existing accounting standards for the measurement of inventory, ASU 2015-11, Inventory. The amendments require inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company is required to adopt the amendments in the first quarter of 2017. The amendments should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company does not expect that the adoption of these amendments will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued new guidance on the classification of deferred tax assets and liabilities, ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. The Company early adopted the new guidance as of the beginning of the year ended December 31, 2015 and have applied the amendments on a prospective basis. All deferred tax assets and liabilities as of December 31, 2015, have been classified as non-current in the Consolidated Balance Sheets and the Notes to Consolidated Financial Statements in this Form 10-K. The adoption as of the beginning of the year resulted in a $2.2 million decrease to deferred tax liabilities, a $1.3 million decrease to non-current deferred assets and $0.9 million increase to non-current tax liabilities. No prior periods were retrospectively adjusted.

3. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans

As of December 31, 2015, the Company had two stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (2007 Plan) was adopted by the board of directors on September 10, 2007, and approved by the stockholders on November 7, 2007, as an amendment and restatement of the 1997 Stock Option Plan (1997 Plan). The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit (RSU) awards, stock appreciation rights, performance-based (PSU) awards, long-term performance based (PRSU) awards and other stock awards to employees, directors and consultants.  As of December 31, 2015, the total maximum remaining number of shares that may be issued under the 2007 Plan was 4.7 million shares, which includes 0.9 million options issued but not exercised and 1.6 million awards granted but unvested. As of December 31, 2015, 2.1 million shares of common stock remain available for future grant under the 2007 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and non-statutory stock

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options is generally at least 100% of the fair market value of the underlying shares on the date of grant.  Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

Beginning January 27, 2009, grants pursuant to the Directors Equity Compensation Program (which was adopted by the board of directors on January 27, 2009) to non-employee directors have been made primarily under the 2007 Plan. The Directors Equity Compensation Program provides for grants to outside directors as follows: effective annually, upon the first trading day of July, each outside director would receive a grant of an equity award with an aggregate value of $100,000.  At each outside director’s election, such award would consist entirely of RSUs or entirely of stock options.  The quantity of options would be calculated by dividing $100,000 by the Black-Scholes value on the date of grant. The quantity of RSUs issued would be calculated by dividing $100,000 by the grant date fair value.  Further, on the date of election of a new outside director, such new director would receive such grant as continuing outside directors receive on the first trading day of July; provided, however, that such grant is prorated for the portion of the year that such new outside director will serve until the next first trading day of July.  The Directors Equity Compensation Program will remain in effect at the discretion of the board of directors or the compensation committee.

On July 28, 2009, the 2007 Plan was amended generally to prohibit outstanding options or stock appreciation rights from being canceled in exchange for cash without stockholder approval.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (Purchase Plan), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3.0 million shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2015, of the shares reserved for issuance, 2.8 million shares had been purchased and 0.2 million shares were reserved for future issuance under the Purchase Plan.

Shares Reserved

As of December 31, 2015, the Company had approximately 2.4 million shares of common stock reserved for future grant under all stock plans.

Stock-Based Compensation

The Company applies the provisions of ASC 718-10, Stock Compensation. Under the provisions of ASC 718-10, the Company recognizes the fair value of stock-based compensation in its financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. The Company uses estimates of volatility, expected term, risk-free interest rate, dividend yield and forfeitures in determining the fair value of these awards and the amount of compensation expense to recognize. The Company uses the straight-line method to amortize all stock awards granted over the requisite service period of the award.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Cost of revenues	$933	$879	$1,074
Research and development	5,255	4,784	5,746
Sales and marketing	3,644	3,540	3,642
General and administrative	4,935	5,079	6,023
Total stock-based compensation expense	$14,767	$14,282	$16,485

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2015:

	Unrecognized Compensation Expense for Unvested Awards (in thousands)	Weighted Average Remaining Recognition Period (in years)
Options	$173	0.4
Long-term performance-based awards	538	1.6
Restricted stock units	21,930	2.3
Purchase plan	109	0.1
Total unrecognized compensation expense	$22,750

Stock-based compensation expense in the year ended December 31, 2015, was approximately $14.8 million (comprising approximately $0.7 million related to stock options, $0.3 million related to performance-based awards, $12.7 million related to restricted stock units and $1.2 million related to the Company’s Purchase Plan).

Stock-based compensation expense in the year ended December 31, 2014, was approximately $14.3 million (comprising approximately $1.2 million related to stock options, $0.5 million related to long term performance-based awards, $11.3 million related to restricted stock units and $1.3 million related to the Company’s Purchase Plan).

Stock-based compensation expense in the year ended December 31, 2013, was approximately $16.5 million (comprising approximately $2.3 million related to stock options, $3.2 million related to performance-based awards, $9.8 million related to restricted stock units and $1.2 million related to the Company’s Purchase Plan).

The Company did not grant stock options in the years ended December 31, 2015, 2014 and 2013, and therefore no fair-value assumptions are reported.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rates	0.13%	0.05% - 0.07%	0.08% - 0.11%
Expected volatility rates	29%	30% - 48%	33% - 37%
Expected dividend yield	1.08%	0.66% - 0.85%	0.62% - 0.80%
Expected term of purchase right (in years)	0.5	0.5	0.5
Weighted-average estimated fair value of purchase rights	$10.18	$14.40	$11.01

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity under the Plans as of December 31, 2015, and activity during three years then ended, is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,817	$26.00
Granted	—	$—
Exercised	(1,108)	$23.72
Forfeited or expired	(18)	$39.70
Outstanding at December 31, 2013	1,691	$27.34
Granted	—	$—
Exercised	(347)	$27.64
Forfeited or expired	—	$—
Outstanding at December 31, 2014	1,344	$27.27
Granted	—	$—
Exercised	(311)	$26.11
Forfeited or expired	(3)	$37.97
Outstanding at December 31, 2015	1,030	$27.58	3.17	$21,714
Exercisable at December 31, 2015	1,021	$27.41	3.14	$21,651
Vested and expected to vest at December 31, 2015	1,030	$27.58	3.17	$21,713

The total intrinsic value of options exercised during the year ended December 31, 2015, 2014 and 2013, was $7.0 million, $9.9 million and $26.5 million, respectively.

The following table summarizes the stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
(shares in thousands) Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$17.31- $21.00	90	2.87	$19.39	90	$19.39
$21.14 - $21.14	259	3.31	$21.14	259	$21.14
$22.68 - $25.25	301	1.78	$24.96	301	$24.96
$25.48 - $42.88	380	4.25	$35.94	371	$35.74
	1,030	3.17	$27.58	1,021	$27.41

PSU Awards

Under the performance-based awards program, the Company grants awards in the performance year in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the target number depending on the Company’s performance. The performance metrics of this program are annual targets consisting of a combination of net revenue, non-GAAP operating earnings and strategic goals. Each performance-based award share granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by two shares.

During the year ended December 31, 2015, the Company issued approximately 89,000 PSUs to employees and executives. As the net revenue, non-GAAP operating income and strategic goals are considered performance conditions, expense associated with these awards, net of estimated forfeitures, is recognized over the service period based on an assessment of the achievement of the performance targets. The fair value of these PSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. If the

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

In January 2015, it was determined that the Company had not reached the minimum level of the established 2014 performance targets (consisting of revenue and non-GAAP operating income). Accordingly, no shares subject to PSUs granted in connection with the 2014 performance based incentive plan were released to the Company’s employees and executives in 2015.

A summary of PSU awards outstanding as of December 31, 2015, and activity during the three years then ended is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	102	$37.60
Granted	102	$38.68
Vested	(54)	$37.60
Forfeited or canceled	(50)	$37.77
Outstanding at December 31, 2013	100	$38.48
Granted	83	$53.93
Vested	(83)	$38.48
Forfeited or canceled	(100)	$51.30
Outstanding at December 31, 2014	—	$—
Granted	89	$52.36
Vested	—	$—
Forfeited or canceled	(78)	$52.35
Outstanding at December 31, 2015	11	$52.35	0	$535
Outstanding and expected to vest at December 31, 2015	11		0	$535

There were no PSU awards released in the year ended December 31, 2015 (as the Company did not reach its performance goals established for the 2014 PSUs). The grant date fair value of PSU awards released, which were fully vested, in the years ended December 31, 2014 and 2013, was approximately $3.2 million and $2.0 million, respectively.

PRSU Awards (Long-term Performance Based)

In the first quarter of 2014 the Company began granting PRSU awards. The Company's PRSU program provides for the issuance of PRSUs which will vest based on the Company's performance measured against the PRSU Plan's established revenue targets. The PRSUs were granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2014 and 2015 were based on the Company’s annual revenue growth over the respective three-year performance period. Each PRSU granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by two shares.

            Recipients of a PRSU award generally must remain employed by the Company on a continuous basis through the end of the applicable three-year performance period in order to receive shares subject to that award. Expenses associated with these awards, net of estimated forfeitures, are recorded throughout the year depending on the number of shares expected to vest based on progress toward the performance target. The fair value of PRSU awards is determined using the fair value of the Company’s common stock on the grant date, reduced by the discounted present value of dividends expected to be declared before the awards

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

A summary of PRSU awards outstanding as of December 31, 2015, and activity during the years ended December 31, 2015 and 2014, are presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	$—
Granted	61	$55.51
Vested	—	$—
Forfeited or canceled	—	$—
Outstanding at December 31, 2014	61	$55.51
Granted	72	$52.47
Vested	—	$—
Forfeited or canceled	(4)	$57.76
Outstanding at December 31, 2015	129	$53.75	1.6	$6,258
Outstanding and expected to vest at December 31, 2015	16		1.5	$789

RSU Awards

The Company grants restricted stock units to employees under the 2007 Plan. RSUs granted to employees typically vest ratably over a four-year period, and are converted into shares of the Company’s common stock upon vesting on a one-for-one basis subject to the employee’s continued service to the Company over that period. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2007 plan will reduce the number of shares available for issuance under the 2007 Plan by two shares.

A summary of RSUs outstanding as of December 31, 2015, and activity during the three years then ended, is as follows:

(shares and intrinsic value in thousands)	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	573	$38.21
Granted	386	$39.09
Vested	(195)	$37.92
Forfeited	(50)	$39.50
Outstanding at December 31, 2013	714	$38.97
Granted	281	$51.12
Vested	(267)	$38.57
Forfeited	(36)	$42.74
Outstanding at December 31, 2014	692	$43.86
Granted	319	$49.75
Vested	(267)	$42.49
Forfeited	(63)	$45.71
Outstanding at December 31, 2015	681	$46.98	1.25	$33,135
Outstanding and expected to vest at December 31, 2015	640		1.22	$31,105

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The grant date fair value of RSUs vested in the years ended December 31, 2015, 2014 and 2013, was approximately $11.3 million, $10.3 million and $7.4 million, respectively.

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

The Company principally holds securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, the funding of acquisitions and other strategic investments. Accordingly, the Company classified its investment portfolio as available-for-sale as of December 31, 2015 and December 31, 2014.

The fair value hierarchy of the Company’s cash equivalents and marketable securities at December 31, 2015, and December 31, 2014, was as follows:

	Fair Value Measurement at
	December 31, 2015
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$21,194	$—	$21,194
Money market funds	104	104	—
Corporate securities	83,769	—	83,769
Total	$105,067	$104	$104,963

	Fair Value Measurement at
	December 31, 2014
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$3,370	$3,370	$—
Corporate securities	114,575	—	114,575
Total	$117,945	$3,370	$114,575

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2015, and December 31, 2014.

5. GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased during the year ended December 31, 2015, due to the Company's acquisition of Cambridge Semiconductor Limited (CamSemi) (refer to Note 11, Acquisitions, for details on the Company’s CamSemi acquisition). Changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014, are as follows:

(in thousands)	Goodwill
Balance at December 31, 2013	$80,599
Goodwill acquired during the period	—
Balance at December 31, 2014	80,599
Goodwill acquired during the period	11,250
Balance at December 31, 2015	$91,849

Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, domain name, in-process R&D and patent rights, and are reported net of accumulated amortization. In January 2015, the Company acquired CamSemi, resulting in the addition of the following intangible assets: developed technology of $6.6 million, which will be amortized over a period of three - seven years; and customer relationships of $2.4 million, which will be amortized over a period of five years. In August 2015, the Company purchased a building with existing third-party leases, resulting in the addition of in-place lease intangible assets of $0.7 million which will be amortized over a period of two years.

The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, acquired licenses, customer relationships, trade name, patent rights and in-place leases, which range from two to twelve years, with the exception of $4.7 million of in-process R&D and $1.3 million paid to acquire an internet domain name. In-process R&D is assessed for impairment until the development is completed and products are available for sale, at which time the Company will begin to amortize the in-process R&D. The Company does not expect the amortization of in-process R&D to begin in 2016. The Company acquired the rights to the internet domain name www.power.com, which is now the Company’s primary domain name; the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life. Amortization of acquired intangible assets was approximately $7.0 million, $6.1 million and $7.4 million in the years ended December 31, 2015, 2014 and 2013, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	December 31, 2015			December 31, 2014
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Technology licenses	3,000	(2,925)	75	3,000	(2,625)	375
Patent rights	1,949	(1,949)	—	1,949	(1,949)	—
Developed technology	33,270	(11,670)	21,600	26,670	(7,828)	18,842
Customer relationships	20,030	(10,031)	9,999	17,610	(7,254)	10,356
Trade name	3,600	(3,600)	—	3,600	(3,600)	—
In-place leases	660	(120)	540	—	—	—
Total intangible assets	$68,460	$(30,295)	$38,165	$58,780	$(23,256)	$35,524

The estimated future amortization expense related to definite-lived intangible assets at December 31, 2015, is as follows:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year	Estimated Amortization (in thousands)
2016	$6,663
2017	6,084
2018	5,152
2019	4,753
2020	3,528
Thereafter	6,034
Total (1)	$32,214
_______________

(1)	The total above excludes $4.7 million of in-process R&D which will be amortized upon completion of development over the estimated useful life of the technology.

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

Product Sales

Net revenues consist primarily of sales of the Company's high-voltage integrated-circuit products, IGBT drivers and high-voltage silicon diodes. When evaluating the Company's net revenues, the Company categorizes its sales into the following four major end markets served: communications, computer, consumer and industrial. The table below provides the percentage of net sales activity by end markets served on a comparative basis for all periods:

	Year Ended December 31,
End Market	2015	2014	2013
Communications	24%	18%	21%
Computer	7%	10%	10%
Consumer	36%	37%	35%
Industrial	33%	35%	34%

Customer Concentration

The Company's top ten customers accounted for approximately 60% of net revenues in 2015 and 59% in each of 2014 and 2013. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

The following customers each accounted for 10% or more of total net revenues:

	Year Ended December 31,
Customer	2015	2014	2013
Avnet	21%	19%	19%
Powertech Distribution Ltd.	10%	*	*
_______________
* Total customer revenue was less than 10% of net revenues

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Avnet and Powertech Distribution Ltd. are distributors of the Company's products. No other customers accounted for 10% or more of the Company’s net revenues in those periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. As of December 31, 2015, and December 31, 2014, 66% of accounts receivable were concentrated with the Company’s top 10 customers.

The following customers each represented 10% or more of accounts receivable:

Customer	December 31, 2015	December 31, 2014
Avnet	20%	22%
ATM Electronic Corporation	10%	*
Burnon International Ltd.	*	11%
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

International Sales

The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of sales to distributors and direct customers outside of the United States of America, comprise the following:

	Year Ended December 31,
	2015	2014	2013
Hong Kong/China	50%	47%	47%
Taiwan	14%	15%	15%
Korea	10%	11%	11%
Western Europe (excluding Germany)	11%	11%	11%
Japan	5%	5%	5%
Singapore	1%	1%	2%
Germany	2%	2%	2%
Other	2%	3%	2%
Total foreign revenue	95%	95%	95%

The remainder of the Company’s sales is to customers within the United States of America.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of the earnings per share calculation is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Basic earnings per share:
Net income	$39,147	$59,544	$57,266
Weighted-average common shares	29,001	29,976	29,421
Basic earnings per share	$1.35	$1.99	$1.95
Diluted earnings per share (1):
Net income	$39,147	$59,544	$57,266
Weighted-average common shares	29,001	29,976	29,421
Effect of dilutive securities:
Employee stock plans	695	853	999
Diluted weighted-average common shares	29,696	30,829	30,420
Diluted earnings per share	$1.32	$1.93	$1.88
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded all performance-based awards in the 2014 calculation as the performance conditions for those awards were not met as of the end of the period. The Company has included in the 2015 and 2013 calculations those shares that were contingently issuable upon the satisfaction of the performance conditions as of the end of the respective periods.

In the years ended December 31, 2015, 2014 and 2013, approximately 8,000, 37,000 and 122,000 outstanding stock awards were determined to be anti-dilutive, respectively, and therefore were excluded from the computation of diluted earnings per share.

8. PROVISION FOR INCOME TAXES:

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Income Taxes. Under the provisions of ASC 740, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

U.S. and foreign components of income before income taxes were:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(in thousands)	2015	2014	2013
U.S. operations	$(2,113)	$(5,064)	$1,936
Foreign operations	41,531	61,878	53,491
Total pretax income	$39,418	$56,814	$55,427

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Current provision (benefit):
Federal	$443	$(1,234)	$(558)
State	83	(137)	2
Foreign	5,407	3,094	3,049
	5,933	1,723	2,493
Deferred provision (benefit):
Federal	(1,699)	(3,279)	(3,633)
State	(57)	(284)	—
Foreign	(3,906)	(890)	(699)
	(5,662)	(4,453)	(4,332)
Total	$271	$(2,730)	$(1,839)

The Company is entitled to a deduction for federal and state tax purposes with respect to employees' stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax expense has been reflected as an adjustment to additional paid-in capital. For 2015, 2014 and 2013, the benefit (deficiency) arising from employee stock option activity that resulted in an adjustment to additional paid in capital was approximately $(0.2) million, $0.8 million and $1.3 million, respectively.

The provision for (benefit from) income taxes differs from the amount, which would result by applying the applicable federal income-tax rate to income before provision for (benefit from) income taxes, as follows:

	Year Ended December 31,
	2015	2014	2013
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
State tax provision, net of Federal benefit	—	—	—
Business tax credits	(6.8)	(5.5)	(8.1)
Stock-based compensation	0.8	(2.9)	(2.8)
Foreign income taxed at different rate	(33.1)	(28.6)	(29.5)
IRS audit settlement	—	(5.8)	—
Valuation allowance	2.6	2.0	(0.1)
Other	2.2	1.0	2.2
Total	0.7%	(4.8)%	(3.3)%

The effective tax rate for the year ended December 31, 2015 was favorably impacted by the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions. Additionally, the rate was favorably impacted by the federal R&D tax credit which was extended permanently when the Protecting Americans From Tax Hikes Act was signed into law on December 18, 2015.

The Company reached a settlement with the IRS in the quarter ended June 30, 2014, to close out the examination of its federal income-tax returns for the years 2007 through 2009. As a result, the Company adjusted its tax balances and the provision for income tax for the year ended December 31, 2014, includes a one-time benefit of $3.3 million comprising $2.8 million in

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

federal income taxes and interest, and state income taxes of approximately $0.5 million. The one-time benefit includes the reversal of $4.1 million of related unrecognized tax benefits that had been recorded as non-current liabilities in the Company’s consolidated balance sheets. The Company has now concluded all U.S. federal income-tax matters for the years through 2009.

The effective tax rate for the year ended December 31, 2013, was favorably impacted by the geographic distribution of the Company's world-wide earnings and earnings in lower-tax jurisdictions. Additionally, the rate was favorably impacted by federal research tax credits both for 2013 and 2012.

The components of the net deferred income tax asset (liabilities) were as follows:

	December 31,
(in thousands)	2015	2014
Deferred tax assets:
Other reserves and accruals	$1,573	$3,928
Tax credit carry-forwards	22,826	19,602
Stock compensation	5,945	5,429
Capital losses	11,490	11,401
Net operating loss	3,677	3,680
Valuation allowance	(26,918)	(25,828)
	18,593	18,212
Deferred tax liabilities:
Depreciation	(2,968)	(3,320)
Acquired intangibles	—	(3,502)
Unremitted earnings	(4,626)	(5,182)
Other	(447)	(1,072)
	(8,041)	(13,076)
Net deferred tax asset	$10,552	$5,136

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

As of December 31, 2015, the Company continues to maintain a valuation allowance primarily as a result of capital losses for federal purposes, and on its California deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. In addition, the Company maintains a valuation allowance with respect to certain of its deferred tax assets relating to tax credits in Canada and the state of New Jersey.

As of December 31, 2015, the Company had federal research and development tax credit carry-forwards of approximately $12.7 million, which will begin to expire in 2030 if unutilized; federal net operating losses of $25.1 million, which will begin to expire in 2024 if unutilized; California research and development tax credit carry-forwards of approximately $16.6 million (there is no expiration of research and development tax credit carry-forwards for the state of California) and California net operating losses of $50.3 million which will begin to expire in 2032. As of December 31, 2015, the Company had Canadian scientific research and experimental development tax credit carry-forwards of approximately $1.9 million and New Jersey research and experimental development tax credit carry-forwards of approximately $0.6 million, which will start to expire in 2026 and 2027, respectively.

The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. Beginning in 2013, the Company

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined that a portion of its foreign subsidiaries current and future earnings may be remitted prospectively to the U.S. for domestic cash flow purposes and, accordingly, provided for the related U.S. taxes in its consolidated financial statements. If the Company changes its intent to invest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, the Company would be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2015, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $222.0 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes. Reconciliation of the beginning and ending amount of unrecognized tax benefits:

(in thousands)
Unrecognized Tax Benefits Balance at January 1, 2013	$10,813
Gross Increases for Tax Positions of Current Year	1,881
Gross Increases for Tax Positions of Prior Years	—
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2013	12,694
Gross Increases for Tax Positions of Current Year	2,117
Gross Increase for Tax Positions of Prior Years	710
Settlements	(4,361)
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2014	11,160
Gross Increases for Tax Positions of Current Year	3,063
Gross Decreases for Tax Positions of Prior Years	(663)
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2015	$13,560

The Company's total unrecognized tax benefits as of December 31, 2015, 2014 and 2013, was $13.6 million, $11.2 million and $12.7 million, respectively. An income-tax benefit of $5.6 million, net of valuation allowance adjustments, would be recorded if these unrecognized tax benefits are recognized. The Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next twelve months.

The Company’s continuing practice is to recognize interest and/or penalties related to income-tax matters in income-tax expense. The Company has accrued interest and penalties at December 31, 2015, and December 31, 2014, of $0.1 million and $0.1 million, respectively, which have been recorded in long-term income taxes payable in the accompanying Consolidated Balance Sheets.

In July 2013, the FASB issued a new accounting standard that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the Company’s consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this new standard on a prospective basis in the first quarter of 2014. The impact of the adoption was a reduction to long-term deferred tax assets and non-current income tax payable of approximately $4.3 million.

As of December 31, 2015, the Company has concluded all U.S. federal income tax matters for the years through 2009, and has finalized Swiss income tax returns for the years through 2012. There is currently no pending income tax audit.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

9. COMMITMENTS:

Facilities

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California. The Company also owns a research and development facility in New Jersey, which was purchased in 2010 in connection with its acquisition of an early-stage research and development company, and a test facility in Biel, Switzerland which was acquired in connection with the Company’s acquisition of Concept. The Company leases administrative office space in Singapore and Switzerland, and R&D facilities in Canada and the United Kingdom, in addition to sales offices in various countries around the world.

Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2015, are as follows:

Fiscal Year	(in thousands)
2016	$1,807
2017	1,115
2018	984
2019	344
2020	—
Thereafter	—
Total minimum lease payments	$4,250

Total rent expense amounted to $2.0 million, $1.8 million and $1.5 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Purchase Obligations

At December 31, 2015, the Company had no non-cancelable purchase obligations that were due beyond one year.

10. LEGAL PROCEEDINGS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450-10, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to pulse width modulation (PWM) integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integrations patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the Court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys’ fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company’s motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion, but the Federal Circuit dismissed Fairchild’s appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents, and the Court also invited briefing on enhanced damages and attorneys’ fees. Fairchild also filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild’s request to amend the findings regarding Fairchild’s willful infringement and doubled the damages award against Fairchild but declined to award attorneys’ fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company filed a cross-appeal seeking to increase the damages award. The appeal was argued on January 11, 2012, and the Federal Circuit issued a mixed ruling on March 26, 2013, affirming Fairchild’s infringement of certain claims that support the basis for the permanent injunction while reversing, vacating, and remanding the findings with respect to other claims, including the Company’s claim for damages. The Company filed a petition seeking Supreme Court review of the Federal Circuit’s ruling on damages issues, and the Supreme Court called for a response from Fairchild but ultimately declined to review the case. On remand, the Company intends to pursue its claim for financial compensation based on Fairchild’s infringement.

On May 9, 2005, the Company filed a Complaint with the U.S. International Trade Commission (ITC) under section 337 of the Tariff Act of 1930, as amended, 19 U.S.C. Section 1337 against System General (SG). The Company filed a supplement to the complaint on May 24, 2005. The Company alleged infringement of its patents pertaining to PWM integrated circuit devices produced by SG, which are used in power conversion applications such as power supplies for computer monitors. The Commission instituted an investigation on June 8, 2005 in response to the Company’s complaint. SG filed a response to the ITC complaint asserting that the patents-in-suit were invalid and not infringed. The Company subsequently and voluntarily narrowed the number of patents and claims in suit, which proceeded to a hearing. The hearing on the investigation was held before the Administrative Law Judge (ALJ) from January 18 to January 24, 2006. Post-hearing briefs were submitted and briefing concluded February 24, 2006. The ALJ’s initial determination was issued on May 15, 2006. The ALJ found all remaining asserted claims valid and infringed, and recommended the exclusion of the infringing products as well as certain downstream products that contain the infringing products. After further briefing, on June 30, 2006, the Commission decided not to review the initial determination on liability, but did invite briefs on remedy, bonding and the public interest. On August 11, 2006, the Commission issued an order excluding from entry into the United States the infringing SG PWM chips, and any liquid-crystal-display (LCD) computer monitors, AC printer adapters and sample/demonstration circuit boards containing an infringing SG chip. The U.S. Customs Service is authorized to enforce the exclusion order. On October 11, 2006, the presidential review period expired without any action from the President, and the ITC exclusion order is now in full effect. SG appealed the ITC decision, and on November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects. On October 27, 2008, SG filed a petition to modify the exclusion order in view of a recent Federal Circuit opinion in an unrelated case, and the Company responded to oppose any modification, but the Commission modified the exclusion order on February 27, 2009. Nevertheless, the exclusion order still prohibits SG and related entities from importing the infringing SG chips and any LCD computer monitors, AC printer adapters, and sample/demonstration circuit boards containing an infringing SG chip.

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly owned subsidiary System General Corporation (referred to collectively as “Fairchild”), in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties’ motions but granted the Company’s motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company’s patents, that Fairchild has induced others to infringe the Company’s patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company’s products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties’ post-trial motions on liability but granted the Company’s motion for judgment as a matter of law finding that Fairchild infringed another of the Company’s patents. On April 25, 2013, the Court denied both parties’ motions regarding the unenforceability of each other’s patents. The Company is challenging adverse findings on appeal; nevertheless, the Company estimates that even if the verdict on Fairchild’s patent were ultimately upheld, the sales potentially impacted would amount to only about 0.3% of the Company’s revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well. Following a hearing on the issue in June 2014, the Court denied Fairchild’s request for an injunction against the Company and granted the Company’s request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, and both parties filed appeals with the Federal Circuit; briefing and oral argument on the appeal should be completed in 2016. The Company is also seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining SG and Fairchild from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company’s patents now at issue in the case is unenforceable. On May 5,

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company’s objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. Thereafter, the parties completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Following a retrial on the issue of damages in December 2015, the jury returned a verdict in the Company’s favor, finding that the Company’s patented technology created the basis for customer demand for the infringing Fairchild products and awarding $139.8 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. The Company has also filed a motion requesting enhanced damages and attorney fees and intends to request an injunction to prevent further infringement. Fairchild has stated that it intends to challenge the verdict; briefing on post-trial motions is expected to take place over the coming months.

In February 2010, Fairchild and System General (SG) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People’s Republic of China. The suits assert four Chinese patents and seek an injunction and damages of approximately $19.0 million. Power Integrations Netherlands filed invalidation proceedings for all four asserted SG patents in the People’s Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010. In early January 2012, the Company received rulings from the PRB invalidating the majority of the claims Fairchild asserted in litigation. The Suzhou Court conducted evidentiary hearings in 2012 and issued rulings in late December 2012, finding that the Company did not infringe any of the asserted patents. Fairchild filed appeals challenging the Suzhou Court’s non-infringement rulings, and the appeals court in Nanjing held further hearings in the infringement proceedings in late 2014, but Fairchild has since dismissed its appeals, bringing the infringement proceedings to a close in the first quarter of 2015.

On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (PTO) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing took place. Following a hearing in May 2015, the Federal Circuit ruled in the Company’s favor on August 12, 2015, overturning the PTO’s claim construction and remanding the case for further proceedings.

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly-owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleged that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company answered Fairchild’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company’s patents. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company’s preliminary challenge. The parties streamlined their contentions in view of the Court's pretrial rulings, and following a trial in late May and early June 2015, a jury returned a verdict finding that Fairchild infringed one of the Company's patents, that Fairchild has induced and contributed to others' infringement of the Company's patent, and that the Company induced infringement of a Fairchild patent that was previously

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

found infringed in the 2012 trial described above, with a damages award of $2.4 million in favor of Fairchild. However, in parallel proceedings the Patent Office has rejected all of the asserted claims of the one Fairchild patent found infringed, determinations that Fairchild is challenging on appeal, and the Court rejected Fairchild’s earlier request for an injunction based on those same claims. Both parties have filed post-trial motions and challenges to various portions of the jury verdicts, and the Court is expected to address the first wave of post-trial motions over the coming months. The Company believes it has valid defenses against the $2.4 million award in favor of Fairchild, and therefore has not recorded a loss in its financial statements at this time.

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

11. ACQUISITIONS:

Cambridge Semiconductor Limited

In December 2014, the Company entered into a loan agreement with Cambridge Semiconductor Limited (CamSemi), a UK company, in which $6.6 million was outstanding as of December 31, 2014. The estimated fair value of the loan, which was a level 3 fair value measurement approximated the carrying value of $6.6 million, as the loan was outstanding for less than a month and the interest rate approximated a market rate for such a loan. The loan was in anticipation of a definitive agreement the Company entered into to acquire CamSemi on January 2, 2015.

On January 2, 2015, the Company acquired 100% of the shares outstanding of CamSemi for total consideration of approximately $23.3 million, of which $16.7 million was paid in cash and $6.6 million was applied against the outstanding loan owed to the Company. The acquisition-related costs for the purchase of CamSemi totaled $1.0 million, with $0.8 million recognized in 2014 and $0.2 million recognized in 2015.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the purchase price and estimated fair values of the assets acquired and the liabilities assumed as of January 2, 2015, the completion of the acquisition of CamSemi:

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

The fair value of the identifiable intangible assets: developed technology and customer relationships were determined based on the following approach.

Developed Technology. The income approach was used to value the acquired developed technology. Revenue attributable to the Company’s technology was estimated based on expected evolution of the technology over time. Expenses were assumed to reflect the costs necessary to support the developed technology. The present value was capitalized as developed technology as of the acquisition date and is being amortized using a straight-line method to cost of revenues over the estimated life of 3 - 7 years.

Customer Relationships. An intangible customer relationship asset was recognized to the extent that the Company was expected to benefit from future revenues reasonably anticipated given the historical customer relationships and operating practices of CamSemi. In order to determine the fair value of the customer relationships, the Company’s analysis assumed that the Company would immediately benefit from the economics generated by CamSemi’s existing customer relationships. This amount was reduced by the potential impact given no past customer relationships and the assumption that the Company could reacquire the customer relationships and ramp up to a similar level of revenue within two years. The fair value of customer relationships was capitalized as of the acquisition date and is being amortized on a straight line basis to sales and marketing expenses over the estimated life of 5 years.

Pro forma results of operations for this acquisition have not been presented because it is not material to the Company’s consolidated financial statements.

Corporate Headquarters Building

In August 2015, the Company purchased a building adjacent to its corporate headquarters in San Jose, California to support the continued growth of the business. The purchase has been accounted for using the acquisition method of accounting

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in accordance with ASC 805, Business Combinations, as the building had existing rental income resulting from in-place lease agreements with third-party tenants. The aggregate purchase price of $10.4 million, funded with cash on hand, was allocated as follows: $3.5 million for land, $6.3 million for building and improvements, $0.7 million for in-place leases and $(0.1) million for liabilities assumed. The building and improvements are being depreciated on a straight-line basis over an estimated useful life of up to 30 years. Additionally, as a result of the purchase, the Company acquired existing third-party leases that were valued as in-place lease intangible assets and are being amortized over the weighted average estimated life of 2 years. The valuation of the acquired in-place leases were estimated by the Company based on the amount of avoided cash outflows necessary to originate such leases. Acquisition-related costs in connection with the building purchase were included in other income, net in the consolidated statements of income and were not material for the periods presented.

Rental income from third-party leases, and the proportionate share of building expenses for those leases, are included in other income, net in the consolidated statements of income from the date of acquisition. These amounts were not material for the periods presented.

12. RETIREMENT PLANS:

In connection with the Company's acquisition of Concept in May 2012, the Company sponsors a defined benefit pension plan (Pension Plan) in accordance with the legal requirements of Switzerland. The plan assets, which provide benefits in the event of an employee’s retirement, death or disability, are held in legally autonomous trustee-administered funds that are subject to Swiss law. Benefits are based on the employee’s age, years of service and salary, and the plan is financed by contributions by both the employee and the Company.

The net periodic benefit cost of the Pension Plan was not material to the Company's financial statements during the years ended December 31, 2015, 2014 and 2013. At December 31, 2015, the projected benefit obligation was $9.0 million, the plan assets were $6.0 million and the net pension liability was $3.0 million. As of December 31, 2014, the projected benefit obligation was $8.1 million, the plan assets were $5.8 million, and the net pension liability was $2.3 million. The Company has recorded the unfunded amount as a liability in its Consolidated Balance Sheet at December 31, 2015 and 2014, under the other liabilities caption. The Company expects to make contributions to the Pension Plan of approximately $0.4 million during 2016. The unrealized actuarial loss on pension benefits, net of tax at December 31, 2015, 2014 and 2013 was $1.6 million, $1.2 million and $0.8 million, respectively. These amounts were reflected in Note 2 above under the caption accumulated other comprehensive income.

In accordance with the Compensation-Retirement Benefits Topic of ASC 715-20, Defined Benefits Plan, the Company recognizes the over-funded or under-funded status of its defined post-retirement plan as an asset or liability in its statement of financial position. The company measured the plan assets and benefit obligations as of the date of the fiscal year-end.

13. BANK LINE OF CREDIT:
On July 5, 2012, the Company entered into a Credit Agreement with two banks. The Credit Agreement provides the Company with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015, to April 1, 2017, with all other terms of the Credit Agreement remaining the same. The Company’s ability to borrow under the revolving line of credit is conditioned upon the Company’s compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which the Company is currently in compliance. All advances under the revolving line of credit will become due on April 1, 2017, or earlier in the event of a default. As of December 31, 2015, the Company had no amount outstanding under the Credit Agreement.

14. SELECTED QUARTERLY INFORMATION (Unaudited):

The following tables set forth certain data from the Company's consolidated statements of income for each of the quarters in the years ended December 31, 2015 and 2014.

The unaudited quarterly consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's annual audited consolidated financial statements and notes thereto

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

appearing elsewhere in this report. The operating results for any quarter are not necessarily indicative of the results for any subsequent period or for the entire fiscal year.

	Three Months Ended
	(unaudited)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands, except per share data)	2015	2015	2015	2015	2014	2014	2014	2014
Net revenues	$87,289	$88,878	$85,265	$82,557	$86,595	$90,144	$88,985	$83,073
Gross profit	$42,916	$44,161	$44,018	$42,292	$45,805	$49,052	$48,736	$45,977
Net income	$12,701	$11,513	$8,590	$6,343	$14,354	$16,111	$16,716	$12,363
Earnings per share
Basic	$0.45	$0.40	$0.29	$0.22	$0.49	$0.54	$0.55	$0.41
Diluted	$0.44	$0.39	$0.29	$0.21	$0.48	$0.52	$0.54	$0.40
Shares used in per share calculation
Basic	28,483	28,855	29,368	29,309	29,350	30,013	30,310	30,239
Diluted	29,126	29,298	30,034	30,058	30,051	30,757	31,110	31,167

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

Following is a summary of the activity in the allowance for doubtful accounts and allowance for ship and debit credits:

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowances for doubtful accounts:
Year ended December 31, 2013	$247	$12	$(139)	$120
Year ended December 31, 2014	$120	$135	$(64)	$191
Year ended December 31, 2015	$191	$133	$(6)	$318
_______________
(1) Deductions relate to amounts written off against the allowances for doubtful accounts.

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(2)	Balance at End of Period
Allowances for ship and debit credits:
Year ended December 31, 2013	$23,040	$172,621	$(166,965)	$28,696
Year ended December 31, 2014	$28,696	$177,260	$(178,531)	$27,425
Year ended December 31, 2015	$27,425	$195,669	$(188,679)	$34,415
_______________
(2) Deductions relate to ship and debit credits issued which adjust the sell-in price from the standard distribution price to the pre-approved lower price. Refer to Note 2, Summary of Significant Accounting Policies, for the Company’s revenue recognition policy, including the Company’s accounting for ship and debit claims.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	February 10, 2016	By:	/s/ SANDEEP NAYYAR
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

Dated:	February 10, 2016	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

Dated:	February 10, 2016	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer

Dated:	February 10, 2016	By:	/s/ ALAN D. BICKELL
Alan D. Bickell
Director

Dated:	February 10, 2016	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated:	February 10, 2016	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme
Director and Chairman of the Board

Dated:	February 10, 2016	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director

Dated:	February 10, 2016	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

Dated:	February 10, 2016	By:	/s/ WILLIAM GEORGE
William George
Director

POWER INTEGRATIONS, INC.
INDEX TO EXHIBITS
TO
FORM 10-K ANNUAL REPORT
For the Year Ended
December 31, 2015

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation.	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws.	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1*	Form of Indemnity Agreement for directors and officers.	S-1	333-35421	10.1	9/11/1997

10.2*	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A	10-K	000-23441	10.63	3/2/2009

10.3*	1997 Employee Stock Purchase Plan	10-K	000-23441	10.5	3/4/2009

10.4*	Forms of agreement under 1997 Employee Stock Purchase Plan	S-1	333-35421	10.5	9/11/1997

10.5*	1997 Stock Option Plan (as amended through January 25, 2005)	10-Q	000-23441	10.5	5/6/2005

10.6*	Forms of Option Agreements under the 1997 Stock Option Plan.	10-K	000-23441	10.41	8/8/2007

10.7*	Forms of Option Agreements under the 1997 Stock Option Plan with Executive Officers in connection with the Chief Executive Officer Benefits Agreement and the Executive Officer Benefits Agreements.	10-K	000-23441	10.40	8/8/2007

10.8*	Amendment to Immediately Exercisable Non-Qualified Stock Option Agreement between Power Integrations, Inc. and Balu Balakrishnan, dated February 2, 2009	10-K	000-23441	10.59	3/2/2009

10.9*	1997 Outside Directors Stock Option Plan	10-Q	000-23441	10.3	8/6/2009

10.10*	Amendment No. 1 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of January 27, 2009	10-K	000-23441	10.62	3/2/2009

10.11*	Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010	10-Q	000-23441	10.2	5/6/2010

10.12*	Forms of agreement under 1997 Outside Directors Stock Option Plan	S-1	333-35421	10.4	9/11/1997

10.13*	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell.	10-K	000-23441	10.35	3/8/2007

10.14*	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite.	10-K	000-23441	10.36	3/8/2007

10.15*	Form of Director Option Grant Agreement.	10-Q	000-23441	10.9	5/6/2009

10.16*	Director Equity Compensation Program, as revised in July 2012 and January 2013.	10-K	000-23441	10.36	2/22/2013

10.17*	Forms of Stock Option Agreements to be used in Director Equity Compensation Program.	10-Q	000-23441	10.5	11/7/2008

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
10.18*	Outside Director Cash Compensation Arrangements	10-Q	000-23441	10.3	11/3/2010

10.19*	2007 Equity Incentive Plan, as amended and restated	10-Q	000-23441	10.2	8/7/2012

10.20*	Forms of Option Agreements under the 2007 Equity Incentive Plan	Schedule TO	000-23441	99.(D)(4)	12/3/2008

10.21*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement	10-Q	000-23441	10.1	5/6/2010

10.22*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (as used after to January 1, 2013).	10-K	000-23441	10.29	2/22/2013

10.23*	Form of Long Term Performance Stock Unit Notice and Agreement	10-K	000-23441	10.84	2/10/2015

10.24	Technology License Agreement between us and Matsushita Electronics Corporation, dated as of June 29, 2000.	10-Q	000-23441	10.28	11/14/2000

10.25†	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003.	10-Q	000-23441	10.32	8/7/2003

10.26†	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003.	10-Q	000-23441	10.31	8/7/2003

10.27†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004.	8-K	000-23441	10.22	4/18/2006

10.28	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008.	10-Q	000-23441	10.5	8/8/2008

10.29	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008.	10-Q	000-23441	10.5	8/8/2008

10.30†	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008.	10-Q	000-23441	10.2	11/7/2008

10.31†	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 14, 2008	10-K	000-23441	10.61	3/2/2009

10.32†	Amendment Number Six to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 1, 2015					X

10.33†	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005.	10-Q	000-23441	10.1	11/7/2008

10.34†	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008.	10-Q	000-23441	10.1	5/6/2009

10.35†	Amendment Number Two to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011	10-K	000-23441	10.47	2/25/2011

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
10.36†	Amendment Number Three to Wafer Supply Agreement, effective as of February 1, 2012, by Power Integrations International Ltd. and Seiko Epson Corporation.	10-Q	000-23441	10.1	5/8/2012

10.37†	Development Addendum to Wafer Supply Agreement, dated September 22, 2013, between Seiko Epson Corporation and Power Integrations International Ltd.	10-Q	000-23441	10.1	11/1/2013

10.38†	Amendment Number Four to Wafer Supply Agreement, effective as of April 1, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation.					X

10.39†	Amendment Number Five to Wafer Supply Agreement, effective as of November 2, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation.					X

10.40†	Amendment Number Six to Wafer Supply Agreement, effective as of December 8, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation.					X

10.41†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005.	10-K	000-23441	10.66	2/26/2010

10.42†	Wafer Supply Agreement, made and entered into as of October 1, 2010, by and between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG.	10-Q	000-23441	10.2	5/8/2012

10.43†	Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG.	10-Q/A	000-23441	10.2	9/19/2014

10.44	Credit Agreement, dated July 5, 2012, by and between Power Integrations, Inc., Union Bank N.A. and Wells Fargo Bank, National Association.	10-Q	000-23441	10.1	10/31/2012

10.45	First Amendment to Credit Agreement dated December 17, 2012, between Power Integrations, Inc., Union Bank, N.A. and Wells Fargo Bank, National Association.	10-K	000-23441	10.61	2/22/2013

10.46	Second Amendment to Credit Agreement, dated April 1, 2014, by and between Power Integrations, Inc., Union Bank N.A. and Wells Fargo Bank, National Association.	10-Q	000-23441	10.1	5/5/2014

10.47*	2014 Executive Officer Cash Compensation Arrangements and 2014 Bonus Plan	8-K	000-23441	Item 5.02	1/31/2014

10.48*	2015 Executive Officer Cash Compensation Arrangements and 2015 Bonus Plan	8-K	000-23441	Item 5.02	2/2/2015

10.49*	Offer Letter, dated June 23, 2010, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.2	8/6/2010

10.50*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use prior to January 2013.	10-Q	000-23441	10.6	8/6/2010

10.51*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use after January 2013.	10-K	000-23441	10.48	2/22/2013

10.52*	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan.	10-Q	000-23441	10.3	5/5/2014

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
10.53*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker.	10-Q	000-23441	10.5	5/5/2014

10.54*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Doug Bailey.	10-Q	000-23441	10.6	5/5/2014

10.55*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Ben Sutherland.	10-Q	000-23441	10.7	5/5/2014

10.56*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar.	10-Q	000-23441	10.8	5/5/2014

10.57*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Wolfgang Ademmer.	10-Q	000-23441	10.9	5/5/2014

10.58*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Mike Matthews.	10-Q	000-23441	10.10	5/5/2014

10.59*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan.	10-Q	000-23441	10.11	5/5/2014

10.60*	Executive Officer Benefits Agreement, dates as of April 23, 2015, between Power Integrations, Inc. and Raja Petrakian	10-Q	000-23441	10.1	7/31/2015

10.61*	Compensation arrangement with Balu Balakrishnan	10-Q	000-23441	Item 5 of Part II	5/5/2014

14.1	Code of Business Conduct and Ethics	8-K	000-23441	14.1	2/4/2008
21.1	List of subsidiaries.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (See signature page).					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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