Form 10-Q
period 2016-03-31
POWER INTEGRATIONS INC
filed 2016-04-29
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 15, 2016
Common Stock, $0.001 par value	28,801,833

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “if”, “future”, “intend”, “plan”, “estimate”, “potential”, “target”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and in Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to: our quarterly operating results are volatile and difficult to predict, and if we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly; if demand for our products declines in our major end markets, our net revenues will decrease; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; if we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies; and our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise except as otherwise required by securities regulations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,735	$90,092
Short-term marketable securities	90,419	83,769
Accounts receivable, net of allowances of $407 and $318 in 2016 and 2015, respectively	11,294	7,818
Inventories	45,665	51,934
Prepaid expenses and other current assets	7,295	6,790
Total current assets	249,408	240,403
PROPERTY AND EQUIPMENT, net	97,723	99,381
INTANGIBLE ASSETS, net	36,373	38,165
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	11,779	11,843
OTHER ASSETS	5,664	5,896
Total assets	$492,796	$487,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,862	$21,660
Accrued payroll and related expenses	7,986	9,327
Taxes payable	3,326	3,620
Deferred income on sales to distributors	17,102	15,101
Other accrued liabilities	2,217	2,285
Total current liabilities	50,493	51,993
LONG-TERM INCOME TAXES PAYABLE	2,695	2,511
DEFERRED TAX LIABILITIES	1,141	1,291
OTHER LIABILITIES	3,246	3,123
Total liabilities	57,575	58,918
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	146,655	145,366
Accumulated other comprehensive loss	(1,652)	(1,851)
Retained earnings	290,190	285,076
Total stockholders’ equity	435,221	428,619
Total liabilities and stockholders’ equity	$492,796	$487,537
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2016	2015
NET REVENUES	$85,326	$82,557
COST OF REVENUES	42,379	40,265
GROSS PROFIT	42,947	42,292

OPERATING EXPENSES:
Research and development	14,779	14,941
Sales and marketing	11,406	12,113
General and administrative	7,850	8,281
Total operating expenses	34,035	35,335
INCOME FROM OPERATIONS	8,912	6,957
OTHER INCOME (EXPENSE)	261	(223)
INCOME BEFORE INCOME TAXES	9,173	6,734
PROVISION FOR INCOME TAXES	330	391
NET INCOME	$8,843	$6,343

EARNINGS PER SHARE:
Basic	$0.31	$0.22
Diluted	$0.30	$0.21

SHARES USED IN PER SHARE CALCULATION:
Basic	28,679	29,309
Diluted	29,244	30,058
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
NET INCOME	$8,843	$6,343
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three months ended March 31, 2016 and 2015	(54)	35
Unrealized gain on marketable securities, net of $0 tax in each of the three months ended March 31, 2016 and 2015	213	56
Amortization of defined benefit pension items, net of tax of $11 and $4 in the three months ended March 31, 2016 and 2015, respectively	40	14
Total other comprehensive income	199	105
TOTAL COMPREHENSIVE INCOME	$9,042	$6,448
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,843	$6,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,315	4,032
Amortization of intangibles	1,792	1,786
Loss on disposal of property and equipment	78	—
Stock-based compensation expense	4,416	4,391
Amortization of premium on marketable securities	260	286
Deferred income taxes	(86)	77
Increase (reduction) in accounts receivable allowances	89	(5)
Tax shortfall associated with employee stock plans	—	(189)
Change in operating assets and liabilities:
Accounts receivable	(3,565)	(550)
Inventories	6,269	424
Prepaid expenses and other assets	(868)	(227)
Accounts payable	(1,840)	349
Taxes payable and accrued liabilities	(1,413)	(1,076)
Deferred income on sales to distributors	2,001	2,031
Net cash provided by operating activities	20,291	17,672
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,095)	(3,322)
Payment for acquisition, net of cash acquired	—	(15,365)
Purchases of marketable securities	(45,227)	—
Proceeds from sales and maturities of marketable securities	38,531	26,785
Net cash (used in) provided by investing activities	(8,791)	8,098
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	2,957	3,519
Repurchase of common stock	(6,085)	(841)
Payments of dividends to stockholders	(3,729)	(3,519)
Net cash used in financing activities	(6,857)	(841)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,643	24,929
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,092	60,708
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,735	$85,637
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,513	$1,295
Unpaid CamSemi purchase consideration	$—	$184
Loan applied to CamSemi purchase price	$—	$6,600
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$613	$657

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
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in its Form 10-K filed on February 11, 2016, with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:
Significant Accounting Policies
No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on February 11, 2016, for the year ended December 31, 2015. The accounting policy information below is to aid in the understanding of the financial information disclosed.
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
In February 2016, the FASB amended the existing accounting standards for leases, ASU 2016-02, Leases. The amendments require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged from that applied under previous U.S. GAAP. The Company is required to adopt the amendments in the first quarter of fiscal 2019, with early adoption permitted. The amendments require a modified retrospective transition approach to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.
In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt the amendments in the first quarter of 2017, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	March 31, 2016	December 31, 2015
Accounts receivable trade	$53,525	$43,622
Accrued ship and debit and rebate claims	(41,824)	(35,486)
Allowance for doubtful accounts	(407)	(318)
Total	$11,294	$7,818
Inventories

(In thousands)	March 31, 2016	December 31, 2015
Raw materials	$14,769	$19,090
Work-in-process	12,742	12,770
Finished goods	18,154	20,074
Total	$45,665	$51,934
Prepaid Expenses and Other Current Assets

(In thousands)	March 31, 2016	December 31, 2015
Prepaid legal fees	$1,170	$2,023
Prepaid income tax	321	309
Prepaid maintenance agreements	1,731	736
Interest receivable	404	519
Advance to suppliers	300	324
Other	3,369	2,879
Total	$7,295	$6,790
Intangible Assets

	March 31, 2016			December 31, 2015
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Technology licenses	3,000	(3,000)	—	3,000	(2,925)	75
Developed technology	33,270	(12,631)	20,639	33,270	(11,670)	21,600
Customer relationships	20,030	(10,697)	9,333	20,030	(10,031)	9,999
In-place leases	660	(210)	450	660	(120)	540
Total intangible assets	$62,911	$(26,538)	$36,373	$62,911	$(24,746)	$38,165

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense related to finite-lived intangible assets at March 31, 2016, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2016 (remaining 9 months)	$4,871
2017	6,084
2018	5,152
2019	4,753
2020	3,528
Thereafter	6,034
Total (1)	$30,422
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized, upon completion of development, over the estimated useful life of the technology.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015, was as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	March 31,		March 31,				March 31,		March 31,
(In thousands)	2016	2015	2016		2015		2016	2015	2016	2015
Beginning balance	$(97)	$83	$(1,584)		$(1,240)		$(170)	$21	$(1,851)	$(1,136)
Other comprehensive income (loss) before reclassifications	213	56	—		—		(54)	35	159	91
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	40	(1)	14	(1)	—	—	40	14
Net-current period other comprehensive income (loss)	213	56	40		14		(54)	35	199	105
Ending balance	$116	$139	$(1,544)		$(1,226)		$(224)	$56	$(1,652)	$(1,031)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended March 31, 2016 and 2015.

4. FAIR VALUE MEASUREMENTS:
The FASB established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices for identical assets in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The Company's cash equivalents and short-term marketable securities are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The fair-value hierarchy of the Company's cash equivalents and marketable securities at March 31, 2016, and December 31, 2015, was as follows:

	Fair Value Measurement at
	March 31, 2016
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$28,223	$—	$28,223
Money market funds	979	979	—
Corporate securities	90,419	—	90,419
Total	$119,621	$979	$118,642

	Fair Value Measurement at
	December 31, 2015
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$21,194	$—	$21,194
Money market funds	104	104	—
Corporate securities	83,769	—	83,769
Total	$105,067	$104	$104,963
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2016, and the twelve months ended December 31, 2015.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at March 31, 2016, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in less than 3 months:
Corporate securities	$14,443	$4	$(2)	$14,445
Total	14,443	4	(2)	14,445
Investments due in 4-12 months:
Corporate securities	28,540	23	(6)	28,557
Total	28,540	23	(6)	28,557
Investments due between 12 months and 5-years:
Corporate securities	47,320	110	(13)	47,417
Total	47,320	110	(13)	47,417
Total marketable securities	$90,303	$137	$(21)	$90,419

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at December 31, 2015, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in less than 3 months:
Corporate Securities	$38,586	$7	$(10)	$38,583
Total	38,586	7	(10)	38,583
Investments due in 4-12 months:
Corporate securities	33,654	1	(36)	33,619
Total	33,654	1	(36)	33,619
Investments due between 12 months and 5-years:
Corporate securities	11,626	—	(59)	11,567
Total	11,626	—	(59)	11,567
Total marketable securities	$83,866	$8	$(105)	$83,769
As of March 31, 2016, and December 31, 2015, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2016, and March 31, 2015:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Cost of revenues	$90	$249
Research and development	1,469	1,391
Sales and marketing	1,027	1,012
General and administrative	1,830	1,739
Total stock-based compensation expense	$4,416	$4,391
Stock-based compensation expense in the three months ended March 31, 2016 was $4.4 million (comprising approximately $0.1 million related to stock options, $0.7 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards, $3.3 million related to restricted stock unit (RSU) awards and $0.3 million related to the Company’s employee stock purchase plan). Stock-based compensation expense in the three months ended March 31, 2015, was $4.4 million (comprising approximately $0.2 million related to stock options, $0.6 million related to PSUs and PRSUs, $3.3 million related to RSUs and $0.3 million related to the Company’s employee stock purchase plan).

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock options outstanding as of March 31, 2016, and activity during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	1,030	$27.58
Granted	—	$—
Exercised	(24)	$24.14
Forfeited or expired	—	$—
Outstanding at March 31, 2016	1,006	$27.66	2.99	$22,141
Exercisable at March 31, 2016	1,002	$27.60	2.98	$22,112
Vested and expected to vest at March 31, 2016	1,006	$27.66	2.99	$22,141
PSU Awards
Under the performance-based awards program, the Company grants awards in the performance year in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the target number depending on the Company’s performance. The performance metrics of this program are annual targets consisting of a combination of net revenue, non-GAAP operating income and strategic goals.
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
In January 2016, it was determined that approximately 11,000 shares of the PSUs granted in 2015, vested in aggregate and were released to the Company’s employees and executives in the first quarter of 2016.
A summary of PSUs outstanding as of March 31, 2016, and activity during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	11	$52.35
Granted	64	$44.27
Vested	(11)	$52.35
Forfeited	—	$—
Outstanding at March 31, 2016	64	$44.27	0.75	$3,188
Outstanding and expected to vest at March 31, 2016	57		0.75	$2,837
PRSU Awards
            The Company's PRSU program provides for the issuance of PRSUs which will vest based on the Company's performance measured against the PRSU program's established revenue targets. PRSUs are granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company's performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2014, 2015 and 2016 were based on the Company’s annual revenue growth over the respective three-year performance period.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year depending on the number of shares expected to vest based on progress toward the performance target. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.
A summary of PRSUs outstanding as of March 31, 2016, and activity during the three months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	129	$53.75
Granted	78	$43.26
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2016	207	$49.78	1.85	$10,284
Outstanding and expected to vest at March 31, 2016	96		1.82	$4,747
RSU Awards
A summary of RSUs outstanding as of March 31, 2016, and changes during the three months ended, are as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	681	$46.98
Granted	126	$42.97
Vested	(79)	$45.98
Forfeited	(7)	$46.35
Outstanding at March 31, 2016	721	$46.39	1.58	$35,807
Outstanding and expected to vest at March 31, 2016	673		1.30	$33,426

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
Customer Concentration
The Company's top ten customers accounted for approximately 62% of net revenues for the three months ended March 31, 2016, and approximately 60% of net revenues in the corresponding period of the previous year. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.
In the three months ended March 31, 2016, two customers, both distributors of the Company's products, accounted for more than 10% of the Company’s net revenues. In the three months ended March 31, 2015, one customer, also a distributor, accounted for more than 10% of net revenues.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table discloses these customers’ percentage of revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2016	2015
Avnet	21%	22%
Powertech Distribution Ltd.	12%	*
_______________

*	Total customer percentage of revenues was less than 10%.
No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2016, and December 31, 2015, 72% and 66%, respectively, of accounts receivable were concentrated with the Company’s top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	March 31, 2016	December 31, 2015
Avnet	27%	20%
ATM Electronic Corporation	*	10%
_______________

*	Total customer accounts receivable was less than 10%.
International Sales
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of sales to distributors and direct customers outside of the United States of America, comprise the following:

	Three Months Ended
	March 31,
	2016	2015
Hong Kong/China	49%	47%
Taiwan	12%	13%
Korea	11%	12%
Western Europe (excluding Germany)	12%	12%
Japan	6%	5%
Germany	2%	2%
Other	4%	5%
Total foreign revenue	96%	96%
The remainder of the Company’s sales is to customers within the United States of America.

8. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:
Common Stock Repurchases
In the three months ended March 31, 2016, the Company purchased approximately 0.1 million shares of the Company’s common stock for $6.1 million. As of March 31, 2016, the Company had approximately $23.9 million remaining under the repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
Cash Dividends
In January 2016, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2016.

	Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015
Dividends declared and paid	$3,729	$3,519
Dividends declared per common share	$0.13	$0.12

9. EARNINGS PER SHARE:
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
A summary of the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2016	2015
Basic earnings per share:
Net income	$8,843	$6,343
Weighted-average common shares	28,679	29,309
Basic earnings per share	$0.31	$0.22
Diluted earnings per share: (1)
Net income	$8,843	$6,343
Weighted-average common shares	28,679	29,309
Effect of dilutive awards:
Employee stock plans	565	749
Diluted weighted-average common shares	29,244	30,058
Diluted earnings per share	$0.30	$0.21
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2016 and 2015 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In each of the three months ended March 31, 2016 and 2015, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. PROVISION FOR INCOME TAXES:
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.
The Company's effective tax rates for the three months ended March 31, 2016 and 2015, were 3.6% and 5.8%, respectively. The difference between the statutory rate of 35% and the Company’s effective tax rates for the three months ended March 31, 2016 and 2015 was due primarily to the beneficial impact of the geographic distribution of the Company’s world-wide earnings and the federal research and development tax credit which was permanently extended in December 2015. In the three months ended March 31, 2015, the effective tax rate was lower than the statutory federal income-tax rate of 35% primarily due to the beneficial impact of the geographic distribution of our world-wide earnings.
As of March 31, 2016, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, capital losses for federal purposes and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
To ensure an additional source of U.S. cash, the Company plans to repatriate a portion of its current year offshore earnings to the U.S. for domestic operations. The Company has accordingly provided for the estimated federal and state income taxes on such portion of its current year offshore earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, the Company will accrue income taxes attributable to such undistributed earnings.
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
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. In February 2016, the Commissioner appealed the Tax Court decision. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation expense from IRS cost-sharing regulations. The Company has reviewed this case and its impact and concluded that no adjustment to the consolidated financial statements is appropriate at this time. The Company will continue to monitor ongoing developments and potential impacts to the consolidated financial statements.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

importing the infringing SG chips and any LCD computer monitors, AC printer adapters, and sample/demonstration circuit boards containing an infringing SG chip.
On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly owned subsidiary System General Corporation (referred to collectively as “Fairchild”), in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties’ motions but granted the Company’s motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company’s patents, that Fairchild has induced others to infringe the Company’s patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company’s products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties’ post-trial motions on liability but granted the Company’s motion for judgment as a matter of law finding that Fairchild infringed another of the Company’s patents. On April 25, 2013, the Court denied both parties’ motions regarding the unenforceability of each other’s patents. The Company is challenging adverse findings on appeal; nevertheless, the Company estimates that even if the verdict on Fairchild’s patent were ultimately upheld, the sales potentially impacted would amount to less than 0.5% of the Company’s revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well. Following a hearing on the issue in June 2014, the Court denied Fairchild’s request for an injunction against the Company and granted the Company’s request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, and both parties filed appeals with the Federal Circuit. Briefing on the appeal is now complete, and oral argument on the appeal should be completed in 2016. The Company is also seeking financial damages, as well as enhanced damages for willful infringement, issues to be decided in separate proceedings at a later date.
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining SG and Fairchild from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company’s patents now at issue in the case is unenforceable. On May 5, 2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company’s objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. Thereafter, the parties completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Following a retrial on the issue of damages in December 2015, the jury returned a verdict in the Company’s favor, finding that the Company’s patented technology created the basis for customer demand for the infringing Fairchild products and awarding $139.8 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. The Company has also filed a motion requesting enhanced damages and attorney fees and intends to request an injunction to prevent further infringement; Fairchild has also filed a post-trial motion to challenge the verdict. Briefing and argument on post-trial motions will continue over the coming months.
In February 2010, Fairchild and System General (SG) filed suits for patent infringement against the Company, Power Integrations Netherlands B.V., and representative offices of Power Integrations Netherlands in Shanghai and Shenzhen with the Suzhou Intermediate Court in the People’s Republic of China. The suits asserted four Chinese patents and sought an injunction and damages of approximately $19.0 million. Power Integrations Netherlands filed invalidation proceedings for all four asserted SG patents in the People’s Republic of China Patent Reexamination Board (PRB) of the State Intellectual Property Office (SIPO), and all four challenges were accepted by the PRB, with hearings conducted in September 2010. In early January 2012, the Company received rulings from the PRB invalidating the majority of the claims Fairchild asserted in litigation. The Suzhou Court conducted evidentiary hearings in 2012 and issued rulings in late December 2012, finding that the Company did not infringe any of the asserted patents. Fairchild filed appeals challenging the Suzhou Court’s non-infringement rulings, and the appeals court in Nanjing held further hearings in the infringement proceedings in late 2014, but Fairchild has since dismissed its appeals, bringing the infringement proceedings to a close in the first quarter of 2015.
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
On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the District of Delaware. In its complaint, Fairchild alleged that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company answered Fairchild’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company’s patents. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company’s preliminary challenge. The parties streamlined their contentions in view of the Court’s pretrial rulings, and following a trial in late May and early June 2015, a jury returned a verdict finding that Fairchild infringed one of the Company’s patents, that Fairchild has induced and contributed to others’ infringement of the Company’s patent, and that the Company induced infringement of a Fairchild patent that was previously found infringed in the 2012 trial described above, with a damages award of $2.4 million in favor of Fairchild. However, in parallel proceedings the Patent Office has rejected all of the asserted claims of the one Fairchild patent found infringed, determinations that Fairchild is challenging on appeal, and the Court rejected Fairchild’s earlier request for an injunction based on those same claims. Both parties have filed post-trial motions and challenges to various portions of the jury verdicts, and the Court has addressed the first wave of post-trial motions, denying each side’s challenges to the verdict, with further post-trial briefing expected to continue over the coming months. The Company believes it has valid defenses against the $2.4 million award in favor of Fairchild, and therefore has not recorded a loss in its financial statements at this time.
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
On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an inter partes review (IPR) of the validity of the Company’s U.S. Patent No. 6,212,079 (the ’079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ’079 patent is also asserted in the Company’s most recent lawsuit against Fairchild filed in October 2015, also discussed above. On March 29, 2016, ON Semiconductor Corporation filed another petition requesting inter partes review of the Company’s ’079 patent. The PTO has not acted on either IPR petition at this time but is expected to do so later this year. Although the validity of the ’079 patent has previously been confirmed in two prior PTO reexamination proceedings and in the Company’s District Court litigation with Fairchild, and though the Company intends to vigorously defend the validity of the ’079 patent, the outcome of the IPR proceedings is uncertain.
On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company has not yet filed a response to Opticurrent’s complaint, but the Company intends to vigorously defend itself against these claims.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification right to individual customers.
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2016. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 11, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and in Part II, Item 1A-“Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.
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
A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computers, entertainment and networking equipment, appliances, electronic utility meters, industrial controls and light-emitting diode (LED) lights.
    By virtue of our May 2012 acquisition of CT-Concept Technologie AG (Concept), we also offer insulated-gate bipolar transistor (IGBT) drivers – circuit boards containing ICs, electrical isolation components and other circuitry – used to operate arrays of high-voltage transistors. These arrays, known as IGBT modules, are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to one gigawatt) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.
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

•
Increase the penetration of our products and the size of our market opportunity in “high-power” applications. By virtue of our acquisition of Concept in 2012, we are now able to bring the benefits of integration to higher-power applications (up to one gigawatt). In particular, we sell our IGBT-driver products into applications such as industrial motor drives, renewable energy systems, DC transmission systems and electric vehicles. We seek to further expand the size of our market opportunity in the future by introducing new IGBT-driver products that will enable us to serve a wider range of power levels in the high-power market.

•
Capitalize on the growing demand for more energy-efficient electronic products and lighting technologies, and for cleaner energy and transportation technologies. We believe that energy-efficiency is becoming an increasingly important design criterion for power supplies due largely to the emergence of standards and specifications that encourage, and in some cases mandate, the design of more energy-efficient electronic products. For example, in 2008 the U.S. Department of Energy implemented mandatory federal standards governing the efficiency of external power supplies; these standards have been tightened as of early 2016. Power supplies incorporating our ICs are generally able to comply with all known efficiency specifications currently in effect, including these tighter U.S. standards.
Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as LEDs. We believe this presents a significant opportunity for us because our ICs are used in driver (i.e., power-supply) circuitry for high-voltage LED lighting applications. Finally, the growing desire for less carbon-intensive sources of energy and modes of transportation represents an opportunity for us since our IGBT drivers are used in renewable-energy systems as well as electric trains and other electric vehicles.
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
Recent Results
Our net revenues were $85.3 million and $82.6 million in the three months ended March 31, 2016 and 2015, respectively. The increase in revenues was due primarily to higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers, and into the consumer market, particularly the consumer-appliance market. The increase was partially offset by lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers.
Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 62% and 60% of our net revenues in the three ended March 31, 2016 and 2015, respectively. Our top customer, a distributor of our products, accounted for approximately 21% and 22% of our net revenues in the three months ended March 31, 2016 and 2015, respectively. International sales accounted for 96% of our net revenues in each of the three months ended March 31, 2016 and 2015.
Our gross margin was 50% and 51% in the three months ended March 31, 2016 and 2015, respectively. The decrease in gross margin as compared with the same period in the prior year was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenue coming from lower-margin end markets.
Total operating expenses were $34.0 million and $35.3 million in the three months ended March 31, 2016 and 2015, respectively. The decrease was due primarily to a decrease in legal expenses as a result of lower fees associated with our Fairchild patent litigation and decreased salary and related expenses reflecting rationalization of headcount following our January 2015 acquisition of Cambridge Semiconductor Limited (CamSemi).

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
•income taxes;
•business combinations; and
•goodwill and intangible assets.
Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 2, Summary of Significant Accounting Policies, in each case in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 11, 2016.

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Net revenues	100.0%	100.0%
Cost of revenues	49.7	48.8
Gross profit	50.3	51.2
Operating expenses:
Research and development	17.3	18.1
Sales and marketing	13.4	14.7
General and administrative	9.2	10.0
Total operating expenses	39.9	42.8
Income from operations	10.4	8.4
Other income (expense)	0.3	(0.3)
Income before income taxes	10.7	8.1
Provision for income taxes	0.4	0.5
Net income	10.3%	7.6%

Comparison of the Three Months Ended March 31, 2016 and 2015
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2016 and 2015 were $85.3 million and $82.6 million, respectively. The increase in revenues was due primarily to higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers, and into the consumer market, particularly the consumer-appliance market. The increase was partially offset by lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers.

Our revenue mix by end market for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
End Market	2016	2015
Communications	23%	21%
Computer	6%	8%
Consumer	39%	38%
Industrial	32%	33%
International sales, consisting of sales outside of the United States based on “ship to” customer locations, were $81.8 million and $78.9 million in the three months ended March 31, 2016 and 2015, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 78% and 79%, respectively, of our net revenues in the three months ended March 31, 2016 and 2015. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for 76% and 75% of net revenues in the three months ended March 31, 2016 and 2015, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In the three months ended March 31, 2016, two customers, distributors of our products, accounted for more than 10% of our net revenues. In the three months ended March 31, 2015, one customer, also a distributor, accounted for more than 10% of net revenues.
The following table discloses these customers’ percentage of revenues for the respective periods:

	Three Months Ended March 31,
Customer	2016	2015
Avnet	21%	22%
Powertech Distribution Ltd.	12%	*
No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Net revenues	$85.3	$82.6
Gross profit	$42.9	$42.3
Gross margin	50.3%	51.2%
The decrease in gross margin for the three months ended March 31, 2016, compared with the same period in the prior year, was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenue coming from lower-margin end-markets.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Net revenues	$85.3	$82.6
R&D expenses	$14.8	$14.9
R&D expenses as a % of net revenue	17.3%	18.1%
R&D expenses in the three months ended March 31, 2016 were relatively flat as compared to the same period in 2015.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Net revenues	$85.3	$82.6
S&M expenses	$11.4	$12.1
S&M expenses as a % of net revenue	13.4%	14.7%
S&M expenses decreased in the three months ended March 31, 2016, compared to the same period in 2015 due primarily to lower salary and related expenses reflecting rationalization of headcount following our January 2015 acquisition of CamSemi.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Net revenues	$85.3	$82.6
G&A expenses	$7.9	$8.3
G&A expenses as a % of net revenue	9.2%	10.0%
G&A expenses decreased in the three months ended March 31, 2016, compared to the same period in 2015. The decrease was due primarily to a decrease in legal expenses as a result of lower fees associated with our Fairchild patent litigation.
Other income (expense). Other income (expense) consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and foreign exchange gains or losses. The table below compares other income (expense) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Net revenues	$85.3	$82.6
Other income (expense)	$0.3	$(0.2)
Other income (expense) as a % of net revenue	0.3%	(0.3)%

The change in other income (expense) between the three months ended March 31, 2016 and the same period in 2015 was due primarily to losses recognized in 2015 from unfavorable foreign exchange-rate fluctuations arising from the re-measurement of monetary foreign currency assets and liabilities of our Swiss subsidiary.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Income before income taxes	$9.2	$6.7
Provision for income taxes	$0.3	$0.4
Effective tax rate	3.6%	5.8%
Our effective tax rates for the three months ended March 31, 2016 and 2015 were 3.6% and 5.8%, respectively. In the three months ended March 31, 2016, the effective tax rate was lower than the statutory federal income-tax rate of 35% primarily due to the beneficial impact of the geographic distribution of our world-wide earnings and the federal research and development tax credit which was permanently extended in December 2015. In the three months ended March 31, 2015, the effective tax rate was lower than the statutory federal income-tax rate of 35% primarily due to the beneficial impact of the geographic distribution of our world-wide earnings.

Liquidity and Capital Resources
As of March 31, 2016, we had $185.2 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $11.3 million from $173.9 million as of December 31, 2015. As of March 31, 2016, we had working capital, defined as current assets less current liabilities, of $198.9 million, an increase of approximately $10.5 million from $188.4 million as of December 31, 2015.
On July 5, 2012, we entered into a credit agreement (the "Credit Agreement") with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015 to April 1, 2017, with all other terms of the Credit Agreement remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, primarily a minimum cash requirement and a debt-to-earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 1, 2017, and all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of March 31, 2016, we had no amounts outstanding under our agreement.
Operating activities generated cash of $20.3 million in the three months ended March 31, 2016. Net income for this period was $8.8 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $4.3 million, $1.8 million and $4.4 million, respectively. Sources of cash also included a $6.3 million decrease in inventory due to ongoing inventory optimization and a $2.0 million increase in deferred income on sales to distributors due to increased inventory levels at our distributors. These sources of cash were partially offset by a $3.6 million increase in accounts receivable due to the timing of cash receipts in March 2016 compared to December 2015, a $1.8 million decrease in accounts payable due primarily to the timing of payments and a $1.3 million decrease in accrued payroll related expenses.
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
Our investing activities in the three months ended March 31, 2016, resulted in a $8.8 million net use of cash, consisting of $6.7 million for purchases of marketable securities, net of sales, and $2.1 million for purchases of property and equipment, primarily production-related machinery and equipment. Our investing activities in the three months ended March 31, 2015, resulted in net cash proceeds of $8.1 million, consisting of $26.8 million of proceeds from the sale of marketable securities, partially off-set by $15.4 million in net cash paid for the acquisition of CamSemi and $3.3 million for purchases of property and equipment, primarily production-related machinery and equipment.

Our financing activities in the three months ended March 31, 2016 resulted in a $6.9 million net use of cash. Financing activities consisted of $6.1 million for the repurchase of our common stock and $3.7 million for the payment of dividends to stockholders, partially offset by proceeds of $3.0 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the three months ended March 31, 2015, resulted in a $0.8 million net use of cash. Financing activities consisted of $3.5 million for the payment of dividends to stockholders and $0.8 million for the repurchase of our common stock, partially offset by proceeds of $3.5 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
In January 2015, our board of directors declared four cash dividends in the amount of $0.12 per share to be paid to stockholders of record at the end of each quarter in 2015. We paid a total of $13.9 million in cash dividends in 2015. In January 2016, our board of directors declared four quarterly cash dividends in the amount of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2016. A dividend payout of approximately $3.7 million occurred on March 31, 2016. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
In the year ended December 31, 2015, our board of directors authorized the use of $60.0 million for repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the three months ended March 31, 2016, we purchased approximately 0.1 million shares for $6.1 million. As of March 31, 2016, we had approximately $23.9 million remaining in our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of March 31, 2016, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $14.8 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.
As of March 31, 2016, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. We expect continued sales growth in our foreign business and plan to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that we intend to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. Beginning in 2013, we determined that a portion of our foreign subsidiaries current and future earnings may be remitted prospectively to the U.S. for domestic cash flow purposes and, accordingly, provided for the related U.S. taxes in our condensed consolidated financial statements. Currently the majority of our cash and marketable securities are held in the U.S. If we change our intent to invest our undistributed earnings outside the U.S. indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, we would be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2015, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $222.0 million.
If our operating results deteriorate during the remainder of 2016 as a result of a decrease in customer demand, pricing pressure, or other factors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our credit agreement or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.
Off-Balance-Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements
Information with respect to this item may be found in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been a material change in our exposure to foreign currency exchange and interest rate risks from that described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At March 31, 2016, and December 31, 2015, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of March 31, 2016, or December 31, 2015, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of March 31, 2016, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of March 31, 2016, and December 31, 2015, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Nevertheless, as a result of our above-mentioned supplier agreements, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would result in a corresponding change in our gross margin of approximately 1.0%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from some of our Japanese suppliers and could subject our gross profit and operating results to the potential for material fluctuations.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS
As of the date of this filing, the risk factors have not changed substantively from those disclosed in Part 1 Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015, which risk factors are incorporated by reference in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2015, our board of directors authorized the use of $30.0 million for the repurchase of our common stock, which was announced on October 28, 2015. As of December 31, 2015, we had $30.0 million available for future repurchases to be executed according to pre-defined price/volume guidelines. In the three months ended March 31, 2016, we purchased approximately 0.1 million shares for $6.1 million. As of March 31, 2016, we had approximately $23.9 million remaining in our repurchase program, which has no expiration date.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes repurchases of our common stock during the first quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
January 1, 2016, to January 31, 2016	76,926	$44.17	76,926	$26.6
February 1, 2016, to February 29, 2016	61,500	$43.69	61,500	$23.9
March 1, 2016, to March 31, 2016	—	$—	—	$23.9
Total	138,426		138,426

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	April 29, 2016	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws.	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	2016 compensation arrangements with named executive officers.	8-K	333-35421	Item 5.02	2/1/2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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