Form 10-Q
period 2016-06-30
POWER INTEGRATIONS INC
filed 2016-07-29
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 15, 2016
Common Stock, $0.001 par value	28,888,357

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would”, “could”, “will”, “may”, “expect”, “believe”, “should”, “anticipate”, “if”, “future”, “intend”, “plan”, “estimate”, “potential”, “target”, “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and in Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to: our quarterly operating results are volatile and difficult to predict, and if we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly; if demand for our products declines in our major end markets, our net revenues will decrease; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; if we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies; and our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as otherwise required by securities regulations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,343	$90,092
Short-term marketable securities	96,891	83,769
Accounts receivable, net of allowances of $511 and $318 in 2016 and 2015, respectively	14,010	7,818
Inventories	46,749	51,934
Prepaid expenses and other current assets	6,478	6,790
Total current assets	269,471	240,403
PROPERTY AND EQUIPMENT, net	95,746	99,381
INTANGIBLE ASSETS, net	34,726	38,165
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	11,342	11,843
OTHER ASSETS	6,372	5,896
Total assets	$509,506	$487,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,367	$21,660
Accrued payroll and related expenses	10,463	9,327
Taxes payable	247	3,620
Deferred income on sales to distributors	16,888	15,101
Other accrued liabilities	2,548	2,285
Total current liabilities	54,513	51,993
LONG-TERM INCOME TAXES PAYABLE	2,666	2,511
DEFERRED TAX LIABILITIES	1,004	1,291
OTHER LIABILITIES	3,315	3,123
Total liabilities	61,498	58,918
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	151,806	145,366
Accumulated other comprehensive loss	(1,527)	(1,851)
Retained earnings	297,701	285,076
Total stockholders’ equity	448,008	428,619
Total liabilities and stockholders’ equity	$509,506	$487,537
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
NET REVENUES	$97,169	$85,265	$182,495	$167,822
COST OF REVENUES	49,532	41,247	91,911	81,512
GROSS PROFIT	47,637	44,018	90,584	86,310

OPERATING EXPENSES:
Research and development	15,859	14,864	30,638	29,805
Sales and marketing	12,018	12,459	23,424	24,572
General and administrative	8,133	7,491	15,983	15,772
Total operating expenses	36,010	34,814	70,045	70,149
INCOME FROM OPERATIONS	11,627	9,204	20,539	16,161
OTHER INCOME (EXPENSE)	236	14	497	(209)
INCOME BEFORE INCOME TAXES	11,863	9,218	21,036	15,952
PROVISION FOR INCOME TAXES	598	628	928	1,019
NET INCOME	$11,265	$8,590	$20,108	$14,933

EARNINGS PER SHARE:
Basic	$0.39	$0.29	$0.70	$0.51
Diluted	$0.38	$0.29	$0.68	$0.50

SHARES USED IN PER SHARE CALCULATION:
Basic	28,850	29,368	28,765	29,339
Diluted	29,422	30,034	29,361	30,075
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
NET INCOME	$11,265	$8,590	$20,108	$14,933
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in the three and six months ended June 30, 2016 and 2015	37	(57)	(17)	(22)
Unrealized gain (loss) on marketable securities, net of $0 tax in the three and six months ended June 30, 2016 and 2015	48	(93)	261	(37)
Amortization of defined benefit pension items, net of tax of $11 and $22 in the three and six months ended June 30, 2016, respectively, and $4 and $8 in the three and six months ended June 30, 2015, respectively	40	14	80	28
Total other comprehensive income (loss)	125	(136)	324	(31)
TOTAL COMPREHENSIVE INCOME	$11,390	$8,454	$20,432	$14,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,108	$14,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,521	8,067
Amortization of intangibles	3,439	3,515
Loss on disposal of property and equipment	148	—
Stock-based compensation expense	9,428	8,141
Amortization of premium on marketable securities	429	551
Deferred income taxes	214	86
Increase (reduction) in accounts receivable allowances	193	(85)
Tax shortfall associated with employee stock plans	—	(189)
Change in operating assets and liabilities:
Accounts receivable	(6,385)	(1,050)
Inventories	5,185	1,203
Prepaid expenses and other assets	(639)	1,850
Accounts payable	3,039	6,303
Taxes payable and accrued liabilities	(1,566)	(1,827)
Deferred income on sales to distributors	1,787	1,235
Net cash provided by operating activities	43,901	42,733
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,890)	(5,144)
Payment for acquisition, net of cash acquired	—	(15,549)
Purchases of marketable securities	(66,211)	(9,993)
Proceeds from sales and maturities of marketable securities	52,921	29,035
Net cash used in investing activities	(18,180)	(1,651)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	3,448	4,375
Repurchase of common stock	(6,435)	(23,176)
Payments of dividends to stockholders	(7,483)	(7,048)
Net cash used in financing activities	(10,470)	(25,849)
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,251	15,233
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,092	60,708
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,343	$75,941
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,140	$2,411
Loan applied to CamSemi purchase price	$—	$6,600
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$4,564	$2,065

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	June 30, 2016	December 31, 2015
Accounts receivable trade	$55,772	$43,622
Accrued ship and debit and rebate claims	(41,251)	(35,486)
Allowance for doubtful accounts	(511)	(318)
Total	$14,010	$7,818
Inventories

(In thousands)	June 30, 2016	December 31, 2015
Raw materials	$12,938	$19,090
Work-in-process	14,227	12,770
Finished goods	19,584	20,074
Total	$46,749	$51,934
Prepaid Expenses and Other Current Assets

(In thousands)	June 30, 2016	December 31, 2015
Prepaid legal fees	$200	$2,023
Prepaid income tax	855	309
Prepaid maintenance agreements	1,463	736
Interest receivable	401	519
Advance to suppliers	313	324
Other	3,246	2,879
Total	$6,478	$6,790
Intangible Assets

	June 30, 2016			December 31, 2015
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Technology licenses	3,000	(3,000)	—	3,000	(2,925)	75
Developed technology	33,270	(13,577)	19,693	33,270	(11,670)	21,600
Customer relationships	20,030	(11,308)	8,722	20,030	(10,031)	9,999
In-place leases	660	(300)	360	660	(120)	540
Total intangible assets	$62,911	$(28,185)	$34,726	$62,911	$(24,746)	$38,165

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense related to finite-lived intangible assets at June 30, 2016, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2016 (remaining 6 months)	$3,223
2017	6,084
2018	5,152
2019	4,753
2020	3,528
Thereafter	6,035
Total (1)	$28,775
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized, upon completion of development, over the estimated useful life of the technology.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, was as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2016	2015	2016		2015		2016	2015	2016	2015
Beginning balance	$116	$139	$(1,544)		$(1,226)		$(224)	$56	$(1,652)	$(1,031)
Other comprehensive income (loss) before reclassifications	48	(93)	—		—		37	(57)	85	(150)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	40	(1)	14	(1)	—	—	40	14
Net-current period other comprehensive income (loss)	48	(93)	40		14		37	(57)	125	(136)
Ending balance	$164	$46	$(1,504)		$(1,212)		$(187)	$(1)	$(1,527)	$(1,167)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended June 30, 2016 and 2015.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Six Months Ended		Six Months Ended				Six Months Ended		Six Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2016	2015	2016		2015		2016	2015	2016	2015
Beginning balance	$(97)	$83	$(1,584)		$(1,240)		$(170)	$21	$(1,851)	$(1,136)
Other comprehensive income (loss) before reclassifications	261	(37)	—		—		(17)	(22)	244	(59)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	80	(1)	28	(1)	—	—	80	28
Net-current period other comprehensive income (loss)	261	(37)	80		28		(17)	(22)	324	(31)
Ending balance	$164	$46	$(1,504)		$(1,212)		$(187)	$(1)	$(1,527)	$(1,167)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the six months ended June 30, 2016 and 2015.

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
    The fair-value hierarchy of the Company's cash equivalents and marketable securities at June 30, 2016, and December 31, 2015, was as follows:

	Fair Value Measurement at
	June 30, 2016
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$55,800	$—	$55,800
Money market funds	770	770	—
Corporate securities	80,393	—	80,393
Total	$136,963	$770	$136,193

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
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2016, and the twelve months ended December 31, 2015.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at June 30, 2016, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in less than 3 months:
Commercial paper	$8,189	$—	$—	$8,189
Corporate securities	14,027	—	(3)	14,024
Total	22,216	—	(3)	22,213
Investments due in 4-12 months:
Commercial paper	8,309	—	—	8,309
Corporate securities	33,591	50	—	33,641
Total	41,900	50	—	41,950
Investments due between 12 months and 5 years:
Corporate securities	32,611	117	—	32,728
Total	32,611	117	—	32,728
Total marketable securities	$96,727	$167	$(3)	$96,891

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
Investments due between 12 months and 5 years:
Corporate securities	11,626	—	(59)	11,567
Total	11,626	—	(59)	11,567
Total marketable securities	$83,866	$8	$(105)	$83,769
As of June 30, 2016, and December 31, 2015, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2016, and June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Cost of revenues	$293	$257	$383	$506
Research and development	1,940	1,306	3,409	2,697
Sales and marketing	899	878	1,926	1,890
General and administrative	1,880	1,309	3,710	3,048
Total stock-based compensation expense	$5,012	$3,750	$9,428	$8,141
Stock-based compensation expense in the three months ended June 30, 2016 was $5.0 million (comprising approximately $0.1 million related to stock options, $1.6 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards, $3.0 million related to restricted stock unit (RSU) awards and $0.3 million related to the Company’s employee stock purchase plan). In the six months ended June 30, 2016, stock compensation expense was $9.4 million (comprising approximately $0.2 million related to stock options, $2.3 million related to PSUs and PRSUs, $6.3 million related to RSUs and $0.6 million related to the Company’s employee stock purchase plan).
Stock-based compensation expense in the three months ended June 30, 2015 was $3.8 million (comprising approximately $0.2 million related to stock options, $0.2 million related to PSUs and PRSUs, $3.1 million related to RSUs and $0.3 million related to the Company’s employee stock purchase plan). In the six months ended June 30, 2015, stock-based compensation expense was $8.1 million (comprising approximately $0.4 million related to stock options, $0.8 million related to PSUs and PRSUs, $6.3 million related to RSUs and $0.6 million related to the Company’s employee stock purchase plan).

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock options outstanding as of June 30, 2016, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	1,030	$27.58
Granted	—	$—
Exercised	(44)	$23.31
Forfeited or expired	—	$—
Outstanding at June 30, 2016	986	$27.77	2.76	$21,911
Exercisable at June 30, 2016	986	$27.77	2.76	$21,911
Vested and expected to vest at June 30, 2016	986	$27.77	2.76	$21,911
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
A summary of PSUs outstanding as of June 30, 2016, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	11	$52.35
Granted	100	$46.12
Vested	(11)	$52.35
Forfeited	—	$—
Outstanding at June 30, 2016	100	$46.12	0.50	$4,983
Outstanding and expected to vest at June 30, 2016	97		0.50	$4,834
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
Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year depending on the

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

number of shares expected to vest based on progress toward the performance target. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.
A summary of PRSUs outstanding as of June 30, 2016, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	129	$53.75
Granted	78	$43.26
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2016	207	$49.78	1.60	$10,351
Outstanding and expected to vest at June 30, 2016	96		1.57	$4,777
RSU Awards
A summary of RSUs outstanding as of June 30, 2016, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	681	$46.98
Granted	297	$45.82
Vested	(251)	$45.14
Forfeited	(11)	$46.75
Outstanding at June 30, 2016	716	$47.15	1.70	$35,789
Outstanding and expected to vest at June 30, 2016	657		1.65	$32,829

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
Customer Concentration
The Company's top ten customers accounted for approximately 63% and 62% of net revenues for the three and six months ended June 30, 2016, respectively and approximately 62% and 60% of net revenues, respectively, in the corresponding periods of the previous year. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (OEMs) and merchant power supply manufacturers.
In the three and six months ended June 30, 2016, two customers, both distributors of the Company's products, accounted for more than 10% of the Company’s net revenues. In the three and six months ended June 30, 2015, one customer, also a distributor, accounted for more than 10% of net revenues.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table discloses these customers’ percentage of revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2016	2015	2016	2015
Avnet	19%	22%	20%	22%
Powertech Distribution Ltd.	13%	*	13%	*
_______________

*	Total customer percentage of revenues was less than 10%.
No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2016, and December 31, 2015, 70% and 66%, respectively, of accounts receivable were concentrated with the Company’s top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	June 30, 2016	December 31, 2015
Avnet	25%	20%
ATM Electronic Corporation	13%	10%

International Sales
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of sales to distributors and direct customers outside of the United States of America, comprise the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Hong Kong/China	51%	51%	50%	49%
Taiwan	14%	14%	13%	13%
Korea	10%	8%	11%	10%
Western Europe (excluding Germany)	11%	11%	11%	11%
Japan	5%	6%	5%	6%
Germany	2%	2%	2%	2%
Other	3%	3%	4%	4%
Total foreign revenue	96%	95%	96%	95%
The remainder of the Company’s sales is to customers within the United States of America.

8. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:
Common Stock Repurchases
In the six months ended June 30, 2016, the Company purchased approximately 146,000 shares of the Company’s common stock for $6.4 million. As of June 30, 2016, the Company had approximately $23.6 million remaining under the repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Dividends
In January 2016, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2016.

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Dividends declared and paid	$3,754	$3,529	$7,483	$7,048
Dividends declared per common share	$0.13	$0.12	$0.26	$0.24

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
A summary of the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Basic earnings per share:
Net income	$11,265	$8,590	$20,108	$14,933
Weighted-average common shares	28,850	29,368	28,765	29,339
Basic earnings per share	$0.39	$0.29	$0.70	$0.51
Diluted earnings per share: (1)
Net income	$11,265	$8,590	$20,108	$14,933
Weighted-average common shares	28,850	29,368	28,765	29,339
Effect of dilutive awards:
Employee stock plans	572	666	596	736
Diluted weighted-average common shares	29,422	30,034	29,361	30,075
Diluted earnings per share	$0.38	$0.29	$0.68	$0.50
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

In the three and six months ended June 30, 2016 and 2015, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

10. PROVISION FOR INCOME TAXES:
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.
The Company's effective tax rates for the three and six months ended June 30, 2016, were 5.0% and 4.4%, respectively. The difference between the statutory rate of 35% and the Company’s effective tax rates for the three and six months ended June 30,

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016, was due primarily to the beneficial impact of the geographic distribution of the Company’s world-wide earnings and the federal research and development tax credit which was permanently extended in December 2015. The Company's effective tax rates for the three and six months ended June 30, 2015, were 6.8% and 6.4%, respectively. The difference between the expected statutory rate of 35% and the Company's effective tax rates for the three and six months ended June 30, 2015, was due primarily to the beneficial impact of the geographic distribution of the Company's world-wide earnings.
As of June 30, 2016, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, capital losses for federal purposes and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly owned subsidiary System General Corporation (referred to collectively as “Fairchild”), in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties’ motions but granted the Company’s motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company’s patents, that Fairchild has induced others to infringe the Company’s patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company’s products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties’ post-trial motions on liability but granted the Company’s motion for judgment as a matter of law finding that Fairchild infringed another of the Company’s patents. On April 25, 2013, the Court denied both parties’ motions regarding the unenforceability of each other’s patents. The Company is challenging adverse findings on appeal; nevertheless, the Company estimates that even if the verdict on Fairchild’s patent were ultimately upheld, the sales potentially impacted would amount to less than 0.5% of the Company’s revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well. Following a hearing on the issue in June 2014, the Court denied Fairchild’s request for an injunction against the Company and granted the Company’s request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, and both parties filed appeals with the Federal Circuit. Briefing on the appeal has been completed, and oral argument on the appeal took place in early July 2016, with rulings expected in the coming months. The Company is also seeking financial damages, as well as enhanced damages for willful infringement; these issues are to be decided in separate proceedings at a later date.
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining SG and Fairchild from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company’s patents now at issue in the case is unenforceable. On May 5, 2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company’s objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. Thereafter, the parties completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Following a retrial on the issue of damages in December 2015, the jury returned a verdict in the Company’s favor, finding that the Company’s patented technology created the basis for customer demand for the infringing Fairchild products and awarding $139.8 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. The Company has filed a motion requesting enhanced damages and attorney fees; Fairchild has also filed a post-trial motion to challenge the verdict. The Court held an initial hearing on the parties’ post-trial motions in June 2016; additional briefing and argument on post-trial motions are expected to continue over the coming months.
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
On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleged that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company answered Fairchild’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company’s patents. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company’s preliminary challenge. The parties streamlined their contentions in view of the Court’s pretrial rulings, and following a trial in late May and early June 2015,

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a jury returned a verdict finding that Fairchild infringed one of the Company’s patents, that Fairchild has induced and contributed to others’ infringement of the Company’s patent, and that the Company induced infringement of a Fairchild patent that was previously found infringed in the 2012 trial described above, with a damages award of $2.4 million in favor of Fairchild. Both parties filed post-trial motions and challenges to various portions of the jury verdicts, and the Court has addressed the first wave of post-trial motions, denying each side’s challenges to the verdict, with further post-trial briefing on Fairchild’s requests for an injunction and attorneys’ fees expected to continue over the coming months. However, in parallel proceedings the Patent Office has rejected all of the asserted claims of the one Fairchild patent found infringed, determinations that Fairchild is challenging on appeal, and the Court rejected Fairchild’s earlier request for an injunction based on those same claims. The Company believes it has valid defenses against the $2.4 million award in favor of Fairchild, and therefore has not recorded a loss in its financial statements at this time.
On October 21, 2015, the Company filed a complaint for patent infringement against Fairchild Semiconductor Corporation, Fairchild Semiconductor International, Inc., and wholly-owned subsidiary Fairchild (Taiwan) Corporation (referred to collectively as “Fairchild”) to address Fairchild’s continued infringement of two patents Fairchild was previously found to infringe in the three District Court cases the Company brought against Fairchild discussed above. In each of the three prior cases, Fairchild was found to infringe one of the patents at issue in the latest complaint, and Fairchild’s challenges to the validity of the patents were rejected during the course of the prior lawsuits as well. Fairchild has answered the Company’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid. Fairchild’s answer also included counterclaims accusing the Company of infringing four patents pertaining to power conversion integrated circuit devices, including one patent the Company was found not to infringe in prior litigation. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. No trial date has been scheduled, but further proceedings are expected over the course of the coming months.
On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an inter partes review (IPR) of the validity of the Company’s U.S. Patent No. 6,212,079 (the ’079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ’079 patent is also asserted in the Company’s most recent lawsuit against Fairchild filed in October 2015, also discussed above. On March 29, 2016, ON Semiconductor Corporation filed another petition requesting inter partes review of the Company’s ’079 patent. The Company has filed its preliminary response to both Silver Star Capital and On Semiconductor’s IPR petitions directed to the ’079 patent. On May 2, 2016, ON Semiconductor Corporation filed another petition requesting inter partes review of the validity of the Company’s U.S. Patent No. 6,538,908 (the ’908 patent), which the Company has also asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The PTO has not acted on any of these IPR petitions at this time but is expected to do so later this year. Although the validity of the ’079 and ’098 patents has previously been confirmed in two prior PTO reexamination proceedings and in the Company’s District Court litigation with Fairchild, and though the Company intends to vigorously defend the validity of the ’079 and ’098 patents, the outcome of the IPR proceedings is uncertain.
On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company has filed a motion to dismiss to Opticurrent’s complaint, but the Court has not ruled on the motion, and further proceedings and discovery are expected over the course of the coming months, with trial currently scheduled for October 2017. The Company intends to vigorously defend itself against Opticurrent’s claims.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2016. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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
A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computers, entertainment and networking equipment, appliances, electronic utility meters, industrial controls and lights that utilize light-emitting diodes (LEDs) rather than incandescent or fluorescent light sources.
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
Recent Results
Our net revenues were $97.2 million and $85.3 million in the three months ended June 30, 2016 and 2015, respectively, and $182.5 million and $167.8 million in the six months ended June 30, 2016 and 2015, respectively. The increase in revenues was due primarily to higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers, and into the consumer market, particularly the consumer-appliance market. The increase was partially offset by lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers.
Our top ten customers, including distributors that resell to original equipment manufacturers (OEMs) and merchant power supply manufacturers, accounted for 63% and 62% of our net revenues in the three months ended June 30, 2016 and 2015, respectively, and 62% and 60% in the six months ended June 30, 2016 and 2015, respectively. Our top customer, a distributor of our products, accounted for approximately 19% and 20% of our net revenues in the three and six months ended June 30, 2016, respectively, and 22% in each of the three and six months ended June 30, 2015. International sales accounted for 96% of our net revenues in each of the three and six months ended June 30, 2016, and 95% of our net revenues in each of the three and six months ended June 30, 2015.
Our gross margin was 49% and 52% in the three months ended June 30, 2016 and 2015, respectively, and 50% and 51% in the six months ended June 30, 2016 and 2015, respectively. The decrease in gross margin for the three and six months ended June 30, 2016, as compared with the same periods in the prior year was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenue coming from lower-margin end markets.
Total operating expenses were $36.0 million and $34.8 million in the three months ended June 30, 2016 and 2015, respectively, and $70.0 million and $70.1 million in the six months ended June 30, 2016 and 2015, respectively. The increase for the three month period was due primarily to increased stock-based compensation expense related to annual performance-based awards (PSUs). Based on our financial performance in the first six months of 2016 and our expectations for the remainder of the year, we expect a greater number of 2016 PSUs to vest as compared to the 2015 PSUs. Total operating expenses for the six month period were essentially flat compared with the same period in the prior year as the increase in stock-based compensation expense was substantially offset by lower fees associated with patent litigation and decreased salary and related expenses reflecting rationalization of headcount following our 2015 acquisition of Cambridge Semiconductor Limited (CamSemi).

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

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.0	48.4	50.4	48.6
Gross profit	49.0	51.6	49.6	51.4
Operating expenses:
Research and development	16.3	17.4	16.8	17.8
Sales and marketing	12.4	14.6	12.8	14.6
General and administrative	8.3	8.8	8.8	9.4
Total operating expenses	37.0	40.8	38.4	41.8
Income from operations	12.0	10.8	11.2	9.6
Other income (expense)	0.2	—	0.3	(0.1)
Income before income taxes	12.2	10.8	11.5	9.5
Provision for income taxes	0.6	0.7	0.5	0.6
Net income	11.6%	10.1%	11.0%	8.9%

Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2016, were $97.2 million and $182.5 million, respectively, and $85.3 million and $167.8 million, respectively, for the corresponding periods of 2015. The increase in revenues was due primarily to higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-

device chargers, and into the consumer market, particularly the consumer-appliance market. The increase was partially offset by lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers.
Our revenue mix by end market for the three and six month periods ended June 30, 2016, compared to the corresponding periods in 2015, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2016	2015	2016	2015
Communications	27%	21%	25%	21%
Computer	6%	7%	6%	7%
Consumer	35%	36%	37%	37%
Industrial	32%	36%	32%	35%
International sales, consisting of sales outside of the United States based on “ship to” customer locations, were $93.6 million and $175.4 million in the three and six months ended June 30, 2016, respectively, and $81.3 million and $160.2 million, respectively, in the corresponding periods of 2015. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 81% and 80%, respectively, of our net revenues in the three and six months ended June 30, 2016 and 79% and 80% of our net revenues in the corresponding periods of 2015, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for 75% of net revenues in the both the three and six months ended June 30, 2016, and 78% and 77% in the corresponding periods of 2015, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In the three and six months ended June 30, 2016, two customers, both distributors of our products, accounted for more than 10% of our net revenues. In the three and six months ended June 30, 2015, one customer, also a distributor, accounted for more than 10% of net revenues.
The following table discloses these customers’ percentage of revenues for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2016	2015	2016	2015
Avnet	19%	22%	20%	22%
Powertech Distribution Ltd.	13%	*	13%	*
_______________

*	Total customer percentage of revenues was less than 10%.
    No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Net revenues	$97.2	$85.3	$182.5	$167.8
Gross profit	$47.6	$44.0	$90.6	$86.3
Gross margin	49.0%	51.6%	49.6%	51.4%
The decrease in gross margin for the three and six months ended June 30, 2016, compared with the same periods in the prior year, was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenues coming from lower-margin end-markets.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Net revenues	$97.2	$85.3	$182.5	$167.8
R&D expenses	$15.9	$14.9	$30.6	$29.8
R&D expenses as a % of net revenue	16.3%	17.4%	16.8%	17.8%
R&D expenses increased in the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increase is primarily due to increased stock-based compensation expense related to performance-based stock awards expected to vest as a result of our 2016 performance and expectations for the remainder of the year. In addition, engineering equipment expenses increased in support of our product-development efforts.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Net revenues	$97.2	$85.3	$182.5	$167.8
S&M expenses	$12.0	$12.5	$23.4	$24.6
S&M expenses as a % of net revenue	12.4%	14.6%	12.8%	14.6%
S&M expenses decreased in the three and six months ended June 30, 2016, compared to the same periods in 2015, due primarily to lower salary and related expenses reflecting rationalization of headcount following our 2015 acquisition of CamSemi, partially offset by higher sales commissions.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Net revenues	$97.2	$85.3	$182.5	$167.8
G&A expenses	$8.1	$7.5	$16.0	$15.8
G&A expenses as a % of net revenue	8.3%	8.8%	8.8%	9.4%
G&A expenses increased in the three and six months ended June 30, 2016, compared to the same periods in 2015. The increase was due primarily to increased stock-based compensation expense related to annual performance-based awards (PSUs). Based on our financial performance in the first six months of 2016 and our expectations for the remainder of the year, we expect a greater number of 2016 PSUs to vest as compared to the 2015 PSUs. The increase in stock-based compensation expense for the six month period was substantially offset by a decrease in legal expenses as a result of lower fees associated with our Fairchild patent litigation.

Other income (expense). Other income (expense) consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and foreign exchange gains or losses. The table below compares other income (expense) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Net revenues	$97.2	$85.3	$182.5	$167.8
Other income (expense)	$0.2	$—	$0.5	$(0.2)
Other income (expense) as a % of net revenue	0.2%	—%	0.3%	(0.1)%
Other income (expense), net increased in the three and six months ended June 30, 2016, compared to the same periods in 2015 due primarily to the unfavorable impact of foreign currency movements relative to the U.S. dollar and the related loss recognized from the re-measurement of monetary foreign currency assets and liabilities of our Swiss subsidiary in 2015.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Income before income taxes	$11.9	$9.2	$21.0	$16.0
Provision for income taxes	$0.6	$0.6	$0.9	$1.0
Effective tax rate	5.0%	6.8%	4.4%	6.4%
Our effective tax rates for the three and six months ended June 30, 2016, were 5.0% and 4.4%, respectively. In the three and six months ended June 30, 2016, the effective tax rates were lower than the statutory federal income-tax rate of 35% primarily due to the beneficial impact of the geographic distribution of our world-wide earnings and the federal research and development tax credit which was permanently extended in December 2015. In the three and six months ended June 30, 2015, the effective tax rates were lower than the statutory federal income-tax rate of 35% primarily due to the beneficial impact of the geographic distribution of our world-wide earnings.

Liquidity and Capital Resources
As of June 30, 2016, we had $202.2 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $28.3 million from $173.9 million as of December 31, 2015. As of June 30, 2016, we had working capital, defined as current assets less current liabilities, of $215.0 million, an increase of approximately $26.6 million from $188.4 million as of December 31, 2015.
On July 5, 2012, we entered into a credit agreement (the "Credit Agreement") with two banks. The Credit Agreement provides us with a $100.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 1, 2014, to extend the Credit Agreement termination date from July 5, 2015 to April 1, 2017, with all other terms of the Credit Agreement remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, primarily a minimum cash requirement and a debt-to-earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 1, 2017, and all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of June 30, 2016, we had no amounts outstanding under our agreement.
On July 27, 2016, we terminated the Credit Agreement and entered into a new Credit Agreement with a bank (the "New Credit Agreement"). The New Credit Agreement provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The New Credit Agreement terminates on July 26, 2019; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default.

Operating activities generated cash of $43.9 million in the six months ended June 30, 2016. Net income for this period was $20.1 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $8.5 million, $3.4 million and $9.4 million, respectively. Sources of cash also included a $5.2 million decrease in inventories due to greater then expected sales, a $3.0 million increase in accounts payable due primarily to the timing of payments and a $1.8 million increase in deferred income on sales to distributors due to increased inventory levels at our distributors in anticipation of end-customer demand. These sources of cash were partially offset by a $6.4 million increase in accounts receivable due to increased shipments and a $1.6 million decrease in taxes payable due to taxes paid during the period.
Operating activities generated cash of $42.7 million in the six months ended June 30, 2015. Net income for this period was $14.9 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $8.1 million, $3.5 million and $8.1 million, respectively. Significant changes in assets and liabilities included a $6.3 million increase in accounts payable due to the timing of payments, a $1.9 million decrease in prepaid expenses and other assets due primarily to a decrease in prepaid legal fees, a $1.2 million increase in deferred income on sales to distributors due to increased inventory levels at our distributors and a $1.2 million decrease in inventories due to ongoing inventory optimization. These increases in cash were partially offset by a $1.8 million decrease in accrued liabilities due to lower accrued professional fees and a $1.0 million increase in accounts receivable due primarily to the timing of shipments at June 30, 2016, compared to December 31, 2015.
Our investing activities in the six months ended June 30, 2016, resulted in an $18.2 million net use of cash, consisting of $13.3 million for purchases of marketable securities, net of maturities, and $4.9 million for purchases of property and equipment, primarily production-related machinery and equipment. Our investing activities in the six months ended June 30, 2015, resulted in a $1.7 million net use of cash, consisting of $15.5 million in net cash paid for the acquisition of CamSemi and $5.1 million for purchases of property and equipment, primarily machinery and equipment for production. These uses of cash were partially offset by $19.0 million of proceeds from the sale and maturity of marketable securities, net of purchases.
Our financing activities in the six months ended June 30, 2016, resulted in a $10.5 million net use of cash. Financing activities consisted of $7.5 million for the payment of dividends to stockholders and $6.4 million for the repurchase of our common stock, partially offset by proceeds of $3.4 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the six months ended June 30, 2015, resulted in a $25.8 million net use of cash. Financing activities consisted primarily of $23.2 million for the repurchase of our common stock and $7.0 million for the payment of dividends to stockholders, partially offset by proceeds of $4.4 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
In January 2015, our board of directors declared four cash dividends in the amount of $0.12 per share to be paid to stockholders of record at the end of each quarter in 2015. We paid a total of $13.9 million in cash dividends in 2015. In January 2016, our board of directors declared four quarterly cash dividends in the amount of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2016. Dividend payouts of approximately $3.7 million and $3.8 million occurred on March 31, 2016 and June 30, 2016, respectively. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
In the year ended December 31, 2015, our board of directors authorized the use of $60.0 million for repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the six months ended June 30, 2016, we purchased approximately 146,000 shares for $6.4 million. As of June 30, 2016, we had approximately $23.6 million remaining in our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of June 30, 2016, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $15.1 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.
As of June 30, 2016, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Off-Balance-Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At June 30, 2016, and December 31, 2015, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of June 30, 2016, or December 31, 2015, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of June 30, 2016, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of June 30, 2016, and December 31, 2015, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In October 2015, our board of directors authorized the use of $30.0 million for the repurchase of our common stock, which was announced on October 28, 2015. As of December 31, 2015, we had $30.0 million available for future repurchases to be executed according to pre-defined price/volume guidelines. In the six months ended June 30, 2016, we purchased approximately 146,000 shares for $6.4 million. As of June 30, 2016, we had approximately $23.6 million remaining in our repurchase program, which has no expiration date.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes repurchases of our common stock during the second quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
April 1, 2016, to April 30, 2016	5,000	$45.02	5,000	$23.7
May 1, 2016, to May 31, 2016	2,795	$45.02	2,795	$23.6
June 1, 2016, to June 30, 2016	—	$—	—	$23.6
Total	7,795		7,795

ITEM 5. OTHER INFORMATION
On July 27, 2016, Power Integrations, Inc., in connection with entering into a new Credit Agreement described below, terminated its Credit Agreement, dated as of July 5, 2012, as amended, by and between Power Integrations and Union Bank, N.A. and Wells Fargo Bank, National Association. The terminated Credit Agreement had provided Power Integrations with the ability to borrow up to $100 million.
On July 27, 2016, Power Integrations, Inc., and Wells Fargo Bank, National Association entered into a Credit Agreement, dated as of July 27, 2016, a copy of which is filed as Exhibit 10.1 to this Form 10-Q. The Credit Agreement provides Power Integrations with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sublimit for the issuance of standby and trade letters of credit. Power Integrations' ability to borrow under the revolving line of credit is conditioned upon Power Integrations' compliance with specified covenants, including reporting and financial covenants. The Credit Agreement terminates on July 26, 2019; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. An event of default includes: the failure to pay any amounts owed under the Credit Agreement within seven days of the due date for such payment; failure to pay or perform any monetary obligation of Power Integrations in excess of $5.0 million; Power Integrations becomes insolvent or files for bankruptcy, or dissolves or liquidates; or a change of control of Power Integrations coupled with a removal or departure of Balu Balakrishnan as Chief Executive Officer.

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	July 29, 2016	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws.	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	Credit Agreement, dated July 27, 2016, by and between Power Integrations Inc. and Wells Fargo Bank, National Association					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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