Form 10-Q
period 2016-09-30
POWER INTEGRATIONS INC
filed 2016-11-01
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 14, 2016
Common Stock, $0.001 par value	29,139,733

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95,890	$90,092
Short-term marketable securities	130,673	83,769
Accounts receivable, net of allowances of $621 and $318 in 2016 and 2015, respectively	14,679	7,818
Inventories	49,941	51,934
Prepaid expenses and other current assets	7,372	6,790
Total current assets	298,555	240,403
PROPERTY AND EQUIPMENT, net	94,433	99,381
INTANGIBLE ASSETS, net	33,114	38,165
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	11,064	11,843
OTHER ASSETS	6,273	5,896
Total assets	$535,288	$487,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,117	$21,660
Accrued payroll and related expenses	9,011	9,327
Taxes payable	251	3,620
Deferred income on sales to distributors	16,334	15,101
Other accrued liabilities	3,427	2,285
Total current liabilities	59,140	51,993
LONG-TERM INCOME TAXES PAYABLE	2,666	2,511
DEFERRED TAX LIABILITIES	1,002	1,291
OTHER LIABILITIES	3,422	3,123
Total liabilities	66,230	58,918
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	162,820	145,366
Accumulated other comprehensive loss	(1,885)	(1,851)
Retained earnings	308,095	285,076
Total stockholders’ equity	469,058	428,619
Total liabilities and stockholders’ equity	$535,288	$487,537
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
NET REVENUES	$103,790	$88,878	$286,285	$256,700
COST OF REVENUES	52,597	44,717	144,508	126,229
GROSS PROFIT	51,193	44,161	141,777	130,471

OPERATING EXPENSES:
Research and development	15,906	13,888	46,544	43,693
Sales and marketing	12,029	11,129	35,453	35,701
General and administrative	8,789	7,361	24,772	23,133
Total operating expenses	36,724	32,378	106,769	102,527
INCOME FROM OPERATIONS	14,469	11,783	35,008	27,944
OTHER INCOME	282	428	779	219
INCOME BEFORE INCOME TAXES	14,751	12,211	35,787	28,163
PROVISION FOR INCOME TAXES	586	698	1,514	1,717
NET INCOME	$14,165	$11,513	$34,273	$26,446

EARNINGS PER SHARE:
Basic	$0.49	$0.40	$1.19	$0.91
Diluted	$0.48	$0.39	$1.16	$0.89

SHARES USED IN PER SHARE CALCULATION:
Basic	28,972	28,855	28,834	29,175
Diluted	29,625	29,298	29,480	29,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
NET INCOME	$14,165	$11,513	$34,273	$26,446
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in the three and nine months ended September 30, 2016 and 2015	(254)	40	(271)	18
Unrealized gain (loss) on marketable securities, net of $0 tax in the three and nine months ended September 30, 2016 and 2015	(145)	20	116	(17)
Amortization of defined benefit pension items, net of tax of $11 and $33 in the three and nine months ended September 30, 2016, respectively, and $18 and $26 in the three and nine months ended September 30, 2015, respectively	41	64	121	92
Total other comprehensive income (loss)	(358)	124	(34)	93
TOTAL COMPREHENSIVE INCOME	$13,807	$11,637	$34,239	$26,539
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,273	$26,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,670	12,235
Amortization of intangibles	5,051	5,247
Loss on disposal of property and equipment	216	270
Stock-based compensation expense	15,217	11,502
Amortization of premium on marketable securities	484	809
Deferred income taxes	490	152
Increase in accounts receivable allowances	303	128
Tax shortfall associated with employee stock plans	—	(189)
Change in operating assets and liabilities:
Accounts receivable	(7,164)	888
Inventories	1,993	9,995
Prepaid expenses and other assets	(1,403)	4,278
Accounts payable	9,037	(2,035)
Taxes payable and accrued liabilities	(2,241)	(3,579)
Deferred income on sales to distributors	1,233	1,241
Net cash provided by operating activities	70,159	67,388
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,074)	(7,619)
Payment for purchase of building	—	(10,389)
Payment for acquisition, net of cash acquired	—	(15,549)
Purchases of marketable securities	(122,398)	(14,933)
Proceeds from sales and maturities of marketable securities	75,128	37,459
Net cash used in investing activities	(55,344)	(11,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	8,672	6,902
Repurchase of common stock	(6,435)	(53,731)
Payments of dividends to stockholders	(11,254)	(10,501)
Net cash used in financing activities	(9,017)	(57,330)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,798	(973)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,092	60,708
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,890	$59,735
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$891	$3,216
Loan applied to CamSemi purchase price	$—	$6,600
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$4,709	$1,007

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, amending the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue from the transfer of promised goods or services to customers should be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company is required to adopt the amendments in the first quarter of 2018; early adoption is permitted beginning January 1, 2017. The Company has not yet made a final determination, but anticipates an early adoption effective on January 1, 2017, using the full retrospective method under which it would recast prior reporting periods. Under the new standards the Company expects to recognize all revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). Currently, a high percentage of the Company’s revenues on sales to distributors are recognized on sell-through. Because this change in methodology will cause a shift in the timing of when revenue is recognized, the Company expects that the quarterly seasonal pattern of its revenues will be affected by the new standards. Based on the Company’s preliminary analysis, under the new standards net revenues for fiscal 2015 and the nine months ended September 30, 2016 would increase by less than $1.0 million in each period.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	September 30, 2016	December 31, 2015
Accounts receivable trade	$54,039	$43,622
Accrued ship and debit and rebate claims	(38,739)	(35,486)
Allowance for doubtful accounts	(621)	(318)
Total	$14,679	$7,818
Inventories

(In thousands)	September 30, 2016	December 31, 2015
Raw materials	$15,369	$19,090
Work-in-process	13,137	12,770
Finished goods	21,435	20,074
Total	$49,941	$51,934
Prepaid Expenses and Other Current Assets

(In thousands)	September 30, 2016	December 31, 2015
Prepaid legal fees	$1,194	$2,023
Prepaid income tax	689	309
Prepaid maintenance agreements	1,697	736
Interest receivable	371	519
Advances to suppliers	33	324
Other	3,388	2,879
Total	$7,372	$6,790
Intangible Assets

	September 30, 2016			December 31, 2015
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Technology licenses	3,000	(3,000)	—	3,000	(2,925)	75
Developed technology	33,270	(14,516)	18,754	33,270	(11,670)	21,600
Customer relationships	20,030	(11,891)	8,139	20,030	(10,031)	9,999
In-place leases	660	(390)	270	660	(120)	540
Total intangible assets	$62,911	$(29,797)	$33,114	$62,911	$(24,746)	$38,165

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense related to finite-lived intangible assets at September 30, 2016, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2016 (remaining 3 months)	$1,611
2017	6,084
2018	5,152
2019	4,753
2020	3,528
Thereafter	6,035
Total (1)	$27,163
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized, upon completion of development, over the estimated useful life of the technology.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2016	2015	2016		2015		2016	2015	2016	2015
Beginning balance	$164	$46	$(1,504)		$(1,212)		$(187)	$(1)	$(1,527)	$(1,167)
Other comprehensive income (loss) before reclassifications	(145)	20	—		—		(254)	40	(399)	60
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	41	(1)	64	(1)	—	—	41	64
Net-current period other comprehensive income (loss)	(145)	20	41		64		(254)	40	(358)	124
Ending balance	$19	$66	$(1,463)		$(1,148)		$(441)	$39	$(1,885)	$(1,043)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended September 30, 2016 and 2015.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Nine Months Ended		Nine Months Ended				Nine Months Ended		Nine Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2016	2015	2016		2015		2016	2015	2016	2015
Beginning balance	$(97)	$83	$(1,584)		$(1,240)		$(170)	$21	$(1,851)	$(1,136)
Other comprehensive income (loss) before reclassifications	116	(17)	—		—		(271)	18	(155)	1
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	121	(1)	92	(1)	—	—	121	92
Net-current period other comprehensive income (loss)	116	(17)	121		92		(271)	18	(34)	93
Ending balance	$19	$66	$(1,463)		$(1,148)		$(441)	$39	$(1,885)	$(1,043)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the nine months ended September 30, 2016 and 2015.

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
    The fair-value hierarchy of the Company's cash equivalents and marketable securities at September 30, 2016, and December 31, 2015, was as follows:

	Fair Value Measurement at
	September 30, 2016
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$88,583	$—	$88,583
Money market funds	5,816	5,816	—
Corporate securities	83,822	—	83,822
Total	$178,221	$5,816	$172,405

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
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the nine months ended September 30, 2016, and the twelve months ended December 31, 2015.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at September 30, 2016, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in less than 3 months:
Commercial paper	$1,497	$—	$—	$1,497
Corporate securities	5,001	—	—	5,001
Total	6,498	—	—	6,498
Investments due in 4-12 months:
Commercial paper	45,354	—	—	45,354
Corporate securities	51,558	27	(7)	51,578
Total	96,912	27	(7)	96,932
Investments due between 12 months and 5 years:
Corporate securities	27,244	41	(42)	27,243
Total	27,244	41	(42)	27,243
Total marketable securities	$130,654	$68	$(49)	$130,673

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
As of September 30, 2016, and December 31, 2015, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and nine months ended September 30, 2016, and September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Cost of revenues	$348	$219	$731	$725
Research and development	1,934	1,277	5,343	3,974
Sales and marketing	1,303	877	3,229	2,767
General and administrative	2,204	988	5,914	4,036
Total stock-based compensation expense	$5,789	$3,361	$15,217	$11,502
Stock-based compensation expense in the three months ended September 30, 2016 was $5.8 million (comprising approximately $2.1 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards, $3.4 million related to restricted stock unit (RSU) awards and $0.3 million related to the Company’s employee stock purchase plan). In the nine months ended September 30, 2016, stock compensation expense was $15.2 million (comprising approximately $0.2 million related to stock options, $4.4 million related to PSUs and PRSUs, $9.7 million related to RSUs and $0.9 million related to the Company’s employee stock purchase plan).
Stock-based compensation expense in the three months ended September 30, 2015 was $3.4 million (comprising approximately $0.1 million related to stock options, a reduction to expense of $0.2 million related to PSUs and PRSUs, $3.2 million related to RSUs and $0.3 million related to the Company’s employee stock purchase plan). In the nine months ended September 30, 2015, stock-based compensation expense was $11.5 million (comprising approximately $0.5 million related to stock options, $0.6 million related to PSUs and PRSUs, $9.5 million related to RSUs and $0.9 million related to the Company’s employee stock purchase plan).

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock options outstanding as of September 30, 2016, and activity during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	1,030	$27.58
Granted	—	$—
Exercised	(168)	$24.83
Forfeited or expired	—	$—
Outstanding at September 30, 2016	862	$28.12	2.72	$30,106
Exercisable at September 30, 2016	862	$28.12	2.72	$30,106
Vested and expected to vest at September 30, 2016	862	$28.12	2.72	$30,106
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
A summary of PSUs outstanding as of September 30, 2016, and activity during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	11	$52.35
Granted	101	$46.24
Vested	(11)	$52.35
Forfeited	—	$—
Outstanding at September 30, 2016	101	$46.24	0.25	$6,340
Outstanding and expected to vest at September 30, 2016	100		0.25	$6,276
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
A summary of PRSUs outstanding as of September 30, 2016, and activity during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	129	$53.75
Granted	78	$43.26
Vested	—	$—
Forfeited	—	$—
Outstanding at September 30, 2016	207	$49.78	1.35	$13,053
Outstanding and expected to vest at September 30, 2016	113		1.32	$7,114
RSU Awards
A summary of RSUs outstanding as of September 30, 2016, and activity during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	681	$46.98
Granted	322	$46.30
Vested	(259)	$45.13
Forfeited	(22)	$47.08
Outstanding at September 30, 2016	722	$47.34	1.47	$45,490
Outstanding and expected to vest at September 30, 2016	670		1.41	$42,229

7. SIGNIFICANT CUSTOMERS AND INTERNATIONAL SALES:
Segment Reporting
The Company is organized and operates as one reportable segment: the design, development, manufacture and marketing of integrated circuits and related components for use primarily in the high-voltage power-conversion market. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
Customer Concentration
The Company's top ten customers accounted for approximately 60% and 61% of net revenues for the three and nine months ended September 30, 2016, respectively and approximately 64% and 61% of net revenues, respectively, in the corresponding periods of the previous year. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (OEMs) and merchant power supply manufacturers.
In the three and nine months ended September 30, 2016, two customers, both distributors of the Company's products, accounted for more than 10% of the Company’s net revenues. In the three and nine months ended September 30, 2015, one customer, also a distributor, accounted for more than 10% of net revenues. A second customer, also a distributor, accounted for more than 10% of net revenues in the three month period ended September 30, 2015.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table discloses these customers’ percentage of revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2016	2015	2016	2015
Avnet	18%	20%	19%	21%
Powertech Distribution Ltd.	10%	11%	12%	*
_______________

*	Total customer percentage of revenues was less than 10%.
No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2016, and December 31, 2015, 68% and 66%, respectively, of accounts receivable were concentrated with the Company’s top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	September 30, 2016	December 31, 2015
Avnet	23%	20%
ATM Electronic Corporation	*	10%
_______________

*	Total customer percentage of accounts receivable was less than 10%.

International Sales
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of sales to distributors and direct customers outside of the United States of America, based on “bill to” customer locations, comprise the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Hong Kong/China	53%	49%	51%	49%
Taiwan	11%	15%	12%	14%
Korea	11%	10%	11%	10%
Western Europe (excluding Germany)	10%	11%	11%	11%
Japan	5%	4%	5%	5%
Germany	2%	3%	2%	3%
Other	4%	3%	4%	3%
Total foreign revenue	96%	95%	96%	95%
The remainder of the Company’s sales is to customers within the United States of America.

8. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:
Common Stock Repurchases

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the nine months ended September 30, 2016, the Company purchased approximately 146,000 shares of the Company’s common stock for $6.4 million. As of September 30, 2016, the Company had approximately $23.6 million remaining under the repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
Cash Dividends
In January 2016, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2016.

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Dividends declared and paid	$3,771	$3,453	$11,254	$10,501
Dividends declared per common share	$0.13	$0.12	$0.39	$0.36

9. EARNINGS PER SHARE:
 Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units, the assumed issuance of awards under the stock purchase plan and contingently issuable performance-based awards, as computed using the treasury stock method.
A summary of the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Basic earnings per share:
Net income	$14,165	$11,513	$34,273	$26,446
Weighted-average common shares	28,972	28,855	28,834	29,175
Basic earnings per share	$0.49	$0.40	$1.19	$0.91
Diluted earnings per share: (1)
Net income	$14,165	$11,513	$34,273	$26,446
Weighted-average common shares	28,972	28,855	28,834	29,175
Effect of dilutive awards:
Employee stock plans	653	443	646	681
Diluted weighted-average common shares	29,625	29,298	29,480	29,856
Diluted earnings per share	$0.48	$0.39	$1.16	$0.89
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

In the three and nine months ended September 30, 2016, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share. In the three and nine months ended September 30, 2015, 69,000 and 8,000 outstanding stock awards were determined to be anti-dilutive, respectively, and therefore were excluded from the computation of diluted earnings per share.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. PROVISION FOR INCOME TAXES:
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.
The Company's effective tax rates for the three and nine months ended September 30, 2016, were 4.0% and 4.2%, respectively. The difference between the statutory rate of 35% and the Company’s effective tax rates for the three and nine months ended September 30, 2016, was due primarily to the beneficial impact of the geographic distribution of the Company’s world-wide earnings and the federal research and development tax credit which was permanently extended in December 2015. The Company's effective tax rates for the three and nine months ended September 30, 2015, were 5.7% and 6.1%, respectively. The difference between the expected statutory rate of 35% and the Company's effective tax rates for the three and nine months ended September 30, 2015, was due primarily to the beneficial impact of the geographic distribution of the Company's world-wide earnings.
As of September 30, 2016, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, capital losses for federal purposes and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
To ensure an additional source of U.S. cash, the Company plans to repatriate a portion of its current-year offshore earnings to the U.S. for domestic operations. The Company has accordingly provided for the estimated federal and state income taxes on such portion of its current-year offshore earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of the Company’s offshore subsidiary will be remitted in the foreseeable future but income taxes have not been recognized, the Company will accrue income taxes attributable to such undistributed earnings.
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
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. In February 2016, the Commissioner appealed the Tax Court decision. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation expense from IRS cost-sharing regulations. The Company has reviewed this case and its impact and concluded that no adjustment to the condensed consolidated financial statements is appropriate at this time. The Company will continue to monitor ongoing developments and potential impacts to the condensed consolidated financial statements.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining SG and Fairchild from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company’s patents now at issue in the case is unenforceable. On May 5, 2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company’s objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. Thereafter, the parties completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Following a retrial on the issue of damages in December 2015, the jury returned a verdict in the Company’s favor, finding that the Company’s patented technology created the basis for customer demand for the infringing Fairchild products and awarding $139.8 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. The Company has filed a motion requesting enhanced damages and attorney fees; Fairchild has also filed a post-trial motion to challenge the verdict. The Court held an initial hearing on the parties’ post-trial motions in June 2016 and denied Fairchild’s motions challenging the damages verdict in August 2016; rulings on the remaining post-trial motions are expected in the coming months.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleged that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company answered Fairchild’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company’s patents. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company’s preliminary challenge. The parties streamlined their contentions in view of the Court’s pretrial rulings, and following a trial in late May and early June 2015, a jury returned a verdict finding that Fairchild infringed one of the Company’s patents, that Fairchild has induced and contributed to others’ infringement of the Company’s patent, and that the Company induced infringement of a Fairchild patent that was previously found infringed in the 2012 trial described above, with a damages award of $2.4 million in favor of Fairchild. Both parties filed post-trial motions and challenges to various portions of the jury verdicts, and the Court has addressed the first wave of post-trial motions, denying each side’s challenges to the verdict, with rulings on Fairchild’s post-trial requests for an injunction and attorneys’ fees expected in the coming months. However, in parallel proceedings the Patent Office has rejected all of the asserted claims of the one Fairchild patent found infringed, determinations that Fairchild is challenging on appeal, and the Court rejected Fairchild’s earlier request for an injunction based on those same claims. The Company believes it has valid defenses against the $2.4 million award in favor of Fairchild, and therefore has not recorded a loss in its financial statements at this time.
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
On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an inter partes review (IPR) of the validity of the Company’s U.S. Patent No. 6,212,079 (the ’079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ’079 patent is also asserted in the Company’s most recent lawsuit against Fairchild filed in October 2015, also discussed above. On March 29, 2016, ON Semiconductor Corporation filed another petition requesting inter partes review of the Company’s ’079 patent. On May 2, 2016, ON Semiconductor filed another petition requesting inter partes review of the validity of the Company’s U.S. Patent No. 6,538,908 (the ’908 patent), which the Company has also asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. In August 2016, ON Semiconductor filed ten more IPR petitions requesting review of various patents that the Company previously asserted against Fairchild as described above. The PTO denied Silver Star Capital’s IPR petition but instituted IPR proceedings with respect to ON Semiconductor’s petition directed to the ’079 patent, with further proceedings expected in the coming months. The PTO has not acted on any of the other IPR petitions at this time but is expected to do so in the coming months. Although the validity of the Company’s challenged patents has previously been confirmed in the Company’s District Court litigation with Fairchild and in many cases in prior PTO reexamination proceedings as well, and though the Company intends to vigorously defend the validity of the its patents, the outcome of the IPR proceedings is uncertain.
On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company has filed a motion to dismiss to Opticurrent’s complaint, but the Court denied the motion, and further proceedings and discovery are expected over the course of the coming months, with trial currently scheduled for October 2017. The Company intends to vigorously defend itself against Opticurrent’s claims.
On August 11, 2016, ON Semiconductor filed a complaint against the Company in the United States District Court for the District of Arizona. In its complaint, ON Semiconductor alleges that the Company has infringed and is infringing five patents and seeks a declaration of non-infringement with respect to three of the Company’s patents that were previously asserted against

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fairchild Semiconductor. The Company has not yet answered ON Semiconductor’s complaint, and no date has been set for trial, but the Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2016. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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

•
Increase the penetration of our products and the size of our market opportunity in “high-power” applications. By virtue of our acquisition of Concept in 2012, we are now able to bring the benefits of integration to higher-power applications (up to approximately one gigawatt). In particular, we sell our IGBT-driver products into applications such as industrial motor drives, renewable energy systems, DC transmission systems and electric vehicles. We have recently expanded our addressable market for high-power applications by introducing the SCALE-iDriverTM product family, which will enable us to address applications between approximately 10 kilowatts and 100 kilowatts, whereas previously our sales of high-power products were primarily for applications above 100 kilowatts.

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
Recent Results
Our net revenues were $103.8 million and $88.9 million in the three months ended September 30, 2016 and 2015, respectively, and $286.3 million and $256.7 million in the nine months ended September 30, 2016 and 2015, respectively. The increase in revenues was due primarily to higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers, and into the consumer market, particularly the consumer-appliance market. The increase was partially offset by lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers.
Our top ten customers, including distributors that resell to original equipment manufacturers (OEMs) and merchant power supply manufacturers, accounted for 60% and 64% of our net revenues in the three months ended September 30, 2016 and 2015, respectively, and 61% in both the nine months ended September 30, 2016 and 2015. Our top customer, a distributor of our products, accounted for approximately 18% and 19% of our net revenues in the three and nine months ended September 30, 2016, respectively, and 20% and 21% in each of the three and nine months ended September 30, 2015, respectively. International sales accounted for 96% of our net revenues in each of the three and nine months ended September 30, 2016, and 95% of our net revenues in each of the three and nine months ended September 30, 2015.
Our gross margin was 49% and 50% in the three months ended September 30, 2016 and 2015, respectively, and 50% and 51% in the nine months ended September 30, 2016 and 2015, respectively. The decrease in gross margin for the three and nine months ended September 30, 2016, as compared with the same periods in the prior year was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenue coming from lower-margin end markets, particularly communications.
Total operating expenses were $36.7 million and $32.4 million in the three months ended September 30, 2016 and 2015, respectively, and $106.8 million and $102.5 million in the nine months ended September 30, 2016 and 2015, respectively. The increase in operating expenses was due primarily to increased stock-based compensation expense related to annual performance-based awards (PSUs). Based on our financial performance in the first nine months of 2016 and our expectations for the remainder of the year, we expect a greater number of 2016 PSUs to vest as compared to the 2015 PSUs.

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

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.7	50.3	50.5	49.2
Gross profit	49.3	49.7	49.5	50.8
Operating expenses:
Research and development	15.3	15.6	16.3	17.0
Sales and marketing	11.6	12.5	12.4	13.9
General and administrative	8.4	8.3	8.7	9.0
Total operating expenses	35.3	36.4	37.4	39.9
Income from operations	14.0	13.3	12.1	10.9
Other income	0.2	0.5	0.3	0.1
Income before income taxes	14.2	13.7	12.4	11.0
Provision for income taxes	0.6	0.8	0.4	0.7
Net income	13.6%	12.9%	12.0%	10.3%

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and nine months ended September 30, 2016, were $103.8 million and $286.3 million, respectively, and $88.9 million and $256.7 million, respectively, for the corresponding periods of 2015. The increase in revenues was due primarily to higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers, and into the consumer market, particularly the consumer-appliance market. The increase was partially offset by lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers.

Our revenue mix by end market for the three and nine month periods ended September 30, 2016, compared to the corresponding periods in 2015, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
End Market	2016	2015	2016	2015
Communications	28%	26%	26%	23%
Computer	5%	7%	6%	7%
Consumer	37%	36%	37%	37%
Industrial	30%	31%	31%	33%
International sales, consisting of sales outside of the United States based on “bill to” customer locations, were $99.8 million and $275.2 million in the three and nine months ended September 30, 2016, respectively, and $84.7 million and $244.2 million, respectively, in the corresponding periods of 2015. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 81% and 80% of our net revenues in the three and nine months ended September 30, 2016, respectively, and 80% and 79% of our net revenues in the corresponding periods of 2015, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for 75% of net revenues in both the three and nine months ended September 30, 2016, and 75% and 76% in the corresponding periods of 2015, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In the three and nine months ended September 30, 2016, two customers, both distributors of our products, accounted for more than 10% of our net revenues. In the three and nine months ended September 30, 2015, one of these customers accounted for more than 10% of net revenues. The second customer accounted for more than 10% of net revenues in the three month period ended September 30, 2015, but not in the nine month period ended September 30, 2015.
The following table discloses these customers’ percentage of revenues for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2016	2015	2016	2015
Avnet	18%	20%	19%	21%
Powertech Distribution Ltd.	10%	11%	12%	*
_______________

*	Total customer percentage of revenues was less than 10%.
    No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Net revenues	$103.8	$88.9	$286.3	$256.7
Gross profit	$51.2	$44.2	$141.8	$130.5
Gross margin	49.3%	49.7%	49.5%	50.8%
The decrease in gross margin for the three and nine months ended September 30, 2016, compared with the same periods in the prior year, was due primarily to an unfavorable change in end-market mix, with a greater percentage of revenues coming from lower-margin end-markets, particularly communications.

Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Net revenues	$103.8	$88.9	$286.3	$256.7
R&D expenses	$15.9	$13.9	$46.5	$43.7
R&D expenses as a % of net revenue	15.3%	15.6%	16.3%	17.0%
R&D expenses increased in the three and nine months ended September 30, 2016, as compared to the same period in 2015 primarily due to increased stock-based compensation expense related to performance-based stock awards expected to vest as a result of our 2016 performance and expectations for the remainder of the year. The expansion of headcount in support of our product-development efforts also contributed to the increase.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Net revenues	$103.8	$88.9	$286.3	$256.7
S&M expenses	$12.0	$11.1	$35.5	$35.7
S&M expenses as a % of net revenue	11.6%	12.5%	12.4%	13.9%
S&M expenses increased in the three months ended September 30, 2016, compared to the same period in 2015, due increased stock-based compensation expense related to performance-based stock awards expected to vest as a result of our 2016 performance and expectations for the remainder of the year. In addition, higher bonus and sales commissions contributed to the increase. S&M expenses were relatively flat in the nine months ended September 30, 2016, compared to the same period in 2015, as the higher stock-based compensation and sales commissions in 2016 were offset by lower salary and related expenses reflecting rationalization of headcount from our acquisition of CamSemi in 2015.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Net revenues	$103.8	$88.9	$286.3	$256.7
G&A expenses	$8.8	$7.4	$24.8	$23.1
G&A expenses as a % of net revenue	8.4%	8.3%	8.7%	9.0%
G&A expenses increased in the three and nine months ended September 30, 2016, compared to the same periods in 2015. The increase was due primarily to increased stock-based compensation expense related to performance-based stock awards expected to vest as a result of our 2016 performance and expectations for the remainder of the year.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and foreign exchange gains or losses. The table below compares other income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Net revenues	$103.8	$88.9	$286.3	$256.7
Other income	$0.3	$0.4	$0.8	$0.2
Other income as a % of net revenue	0.2%	0.5%	0.3%	0.1%
Other income remained relatively flat in the three months ended September 30, 2016, compared to the same period in 2015. Other income increased in the nine months ended September 30, 2016, compared to the same period in 2015 due primarily to the unfavorable impact of foreign currency movements relative to the U.S. dollar and the related loss recognized from the re-measurement of monetary foreign currency assets and liabilities of our Swiss subsidiary in 2015.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Income before income taxes	$14.8	$12.2	$35.8	$28.2
Provision for income taxes	$0.6	$0.7	$1.5	$1.7
Effective tax rate	4.0%	5.7%	4.2%	6.1%
Our effective tax rates for the three and nine months ended September 30, 2016, were 4.0% and 4.2%, respectively. In the three and nine months ended September 30, 2016, the effective tax rates were lower than the statutory federal income-tax rate of 35% primarily due to the beneficial impact of the geographic distribution of our world-wide earnings and the federal research and development tax credit, which was permanently extended in December 2015. In the three and nine months ended September 30, 2015, the effective tax rates were lower than the statutory federal income-tax rate of 35% primarily due to the beneficial impact of the geographic distribution of our world-wide earnings.

Liquidity and Capital Resources
As of September 30, 2016, we had $226.6 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $52.7 million from $173.9 million as of December 31, 2015. As of September 30, 2016, we had working capital, defined as current assets less current liabilities, of $239.4 million, an increase of approximately $51.0 million from $188.4 million as of December 31, 2015.
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
On July 27, 2016, we terminated the Credit Agreement and entered into a new Credit Agreement with a bank (the "New Credit Agreement"). The New Credit Agreement provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The New Credit Agreement terminates on July 26, 2019; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of September 30, 2016, we had no amounts outstanding under our agreement.
Operating activities generated cash of $70.2 million in the nine months ended September 30, 2016. Net income for this period was $34.3 million; we also incurred non-cash stock-based compensation, depreciation and amortization expenses of $15.2 million, $12.7 million and $5.1 million, respectively. Sources of cash also included a $9.0 million increase in accounts payable due primarily to the timing of payments, a $2.0 million decrease in inventories due to increased sales and a $1.2 million increase in deferred income on sales to distributors due to increased inventory levels at our distributors in anticipation of end-customer demand. These sources of cash were partially offset by a $7.2 million increase in accounts receivable due to increased shipments, a $2.2 million decrease in taxes payable due to taxes paid during the period and a $1.4 million increase in prepaid expenses and other assets.
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
Our investing activities in the nine months ended September 30, 2016, resulted in a $55.3 million net use of cash, consisting of $47.3 million for purchases of marketable securities, net of maturities, and $8.1 million for purchases of property and equipment, primarily production-related machinery and equipment. Our investing activities in the nine months ended September 30, 2015, resulted in a $11.0 million net use of cash, consisting primarily of $15.5 million in net cash paid for the acquisition of CamSemi, $10.4 million net cash paid for a building purchase and $7.6 million for purchases of property and equipment, primarily machinery and equipment for production. These uses of cash were partially offset by $22.5 million of proceeds from the sale and maturity of marketable securities, net of purchases.
Our financing activities in the nine months ended September 30, 2016, resulted in a $9.0 million net use of cash. Financing activities consisted of $11.3 million for the payment of dividends to stockholders and $6.4 million for the repurchase of our common stock, partially offset by proceeds of $8.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the nine months ended September 30, 2015, resulted in a $57.3 million net use of cash. Financing activities consisted primarily of $53.7 million for the repurchase of our common stock and $10.5 million for the payment of dividends to stockholders, partially offset by proceeds of $6.9 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
In January 2015, our board of directors declared four cash dividends in the amount of $0.12 per share to be paid to stockholders of record at the end of each quarter in 2015. We paid a total of $13.9 million in cash dividends in 2015. In January 2016, our board of directors declared four quarterly cash dividends in the amount of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2016. Dividend payouts of approximately $3.7 million occurred on March 31, 2016 and approximately $3.8 million occurred on each of June 30, 2016 and September 30, 2016. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
In the year ended December 31, 2015, our board of directors authorized the use of $60.0 million for repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the nine months ended September 30, 2016, we purchased approximately 146,000 shares for $6.4 million. As of September 30, 2016, we had approximately $23.6 million remaining in our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of September 30, 2016, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $15.1 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.
As of September 30, 2016, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. We expect continued sales growth in our foreign business and plan to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that we intend to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. Beginning in 2013, we determined that a portion of our foreign subsidiaries’ current and future earnings may be remitted prospectively to the U.S. for domestic cash flow purposes and, accordingly, provided for the related U.S. taxes in our condensed consolidated financial statements. Currently the majority of our cash and marketable securities are held in the U.S. If we change our intent to invest our undistributed earnings outside the U.S. indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, we would be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2015, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $222.0 million.
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
Off-Balance-Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, amending the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue from the transfer of promised goods or services to customers should be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company is required to adopt the amendments in the first quarter of 2018; early adoption is permitted beginning January 1, 2017. The Company has not yet made a final determination, but anticipates an early adoption effective on January 1, 2017, using the full retrospective method under which it would recast prior reporting periods. Under the new standards the Company expects to recognize all revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). Currently, a high percentage of the Company’s revenues on sales to distributors are recognized on sell-through. Because this change in methodology will cause a shift in the timing of when revenue is recognized, the Company expects that the quarterly seasonal pattern of its revenues will be affected by the new standards. Refer to Item 5, Other Information for additional information on the potential impact of adoption.
Information with respect to other recent accounting pronouncements may be found in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been a material change in our exposure to foreign currency exchange and interest rate risks from that described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At September 30, 2016, and December 31, 2015, we held primarily cash equivalents and short-term investments with fixed interest rates.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of September 30, 2016, or December 31, 2015, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of September 30, 2016, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of September 30, 2016, and December 31, 2015, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, amending the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue from the transfer of promised goods or services to customers should be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company is required to adopt the amendments in the first quarter of 2018; early adoption is permitted beginning January 1, 2017. The Company has not yet made a final determination, but anticipates an early adoption effective on January 1, 2017, using the full retrospective method under which it would recast prior reporting periods.
Under the new standards the Company expects to recognize all revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). Currently, a high percentage of the Company’s revenues on sales to distributors are recognized on sell-through. Because this change in methodology will cause a shift in the timing of when revenue is recognized, the Company expects that the quarterly seasonal pattern of its revenues will be affected by the new standards.
The following is preliminary analysis of the impact of the standard on historically presented interim and annual net revenues and cost of revenues for 2016 and 2015:
Fiscal 2016 (Unaudited)

	Net Revenues		Cost of Revenues
(In millions)	As Reported	Under New Standards	As Reported	Under New Standards
First Quarter	$85.3	$88.0	$42.4	$43.5
Second Quarter	97.2	97.6	49.5	49.8
Third Quarter	103.8	101.6	52.6	51.8
Total year to date	$286.3	$287.2	$144.5	$145.1

Fiscal 2015 (Unaudited)

	Net Revenues		Cost of Revenues
(In millions)	As Reported	Under New Standards	As Reported	Under New Standards
First Quarter	$82.6	$86.6	$40.3	$42.8
Second Quarter	85.2	84.4	41.2	40.6
Third Quarter	88.9	88.1	44.7	44.4
Fourth Quarter	87.3	85.5	44.4	43.5
Total	$344.0	$344.6	$170.6	$171.3

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	November 1, 2016	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws.	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1†	Amendment Number Seven to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of August 8, 2016					X

10.2	Power Integrations, Inc. 2016 Incentive Award Plan	DEF14A	000-23441	Appendix A

10.3	Power Integrations, Inc. 1997 Employee Stock Purchase Plan, as amended	DEF14A	000-23441	Appendix B

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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