Form 10-K
period 2016-12-31
POWER INTEGRATIONS INC
filed 2017-02-08
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)
☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016
or
☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-23441
POWER INTEGRATIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3065014
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5245 Hellyer Avenue, San Jose, California	95138-1002
(Address of principal executive offices)	(Zip code)
(408) 414-9200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion, based upon the closing sale price of the common stock as reported on The NASDAQ Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
Outstanding shares of registrant’s common stock, $0.001 par value, as of January 31, 2017: 29,415,049.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2017 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including information incorporated by reference herein, includes a number of forward-looking statements that involve many risks and uncertainties. In some cases, forward-looking statements are indicated by the use of words such as “would,” “could,” “will,” “may,” “expect,” “believe,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if demand for our products declines in our major end markets, our net revenues will decrease; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, Swiss franc and euro, may impact our gross margin or net income; audits of our tax returns and potential future changes in tax laws may increase the amount of taxes we are required to pay; we are engaged in intellectual property litigation, and if we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies; and the other risks factors described in Item 1A of Part I -- “Risk Factors” of this Form 10-K. We make these forward looking statements based upon information available on the date of this Form 10-K, and we have no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statements, whether as a result of new information or otherwise. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I -- “Risk Factors,” Item 7 of Part II -“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, industrial controls, and lights that utilize light-emitting diodes (LEDs), and “smart-home,” or “internet of things” applications such as networked thermostats, power strips and other home-automation and security devices.

    We also offer high-voltage gate drivers - either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry - used to operate high-voltage switches such as insulated-gate bipolar transistors (IGBTs). These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to one gigawatt) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

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

While the size of our addressable market fluctuates with changes in macroeconomic conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has largely been offset by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on our penetration of the addressable market, and our success in expanding the addressable market by introducing new products that expand the range of applications we can address and/or increase the value of the components we can sell into a power converter. Our growth strategy includes the following elements:

•Increase the penetration of our ICs in the “low-power” market. The largest proportion of our revenues comes from AC-DC power-supply applications requiring 500 watts of output or less. We continue to introduce more advanced products for this market that offer higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff, as well as our offerings of technical documentation and design-support tools to help customers use our ICs. These tools include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

•Increase the penetration of our products and the size of our market opportunity in “high-power” applications. We also bring the benefits of integration to higher-power applications (up to approximately one gigawatt). In particular, we sell our gate-driver products into applications such as industrial motor drives, renewable energy systems, DC transmission systems and electric vehicles. We have recently expanded our addressable market for high-power applications by introducing the SCALE-iDriver product family, which enables us to address applications between approximately 10 kilowatts and 100 kilowatts, whereas previously our sales of high-power products were primarily for applications above 100 kilowatts.

•Capitalize on the growing demand for more energy-efficient electronic products and lighting technologies, and for cleaner energy and transportation technologies. We believe that energy-efficiency is becoming an increasingly important design criterion for power supplies due largely to the emergence of standards and specifications that encourage, and in some cases mandate, the design of more energy-efficient electronic products. For example, in 2008 the U.S. Department of Energy implemented mandatory federal standards governing the efficiency of external power supplies; these standards were tightened in 2016. Power supplies incorporating our ICs are generally able to comply with all known efficiency specifications currently in effect, including these tighter U.S. standards.

Additionally, technological advances combined with regulatory and legislative actions are resulting in the adoption of alternative lighting technologies such as LEDs. We believe this presents a significant opportunity for us because our ICs are used in driver (i.e., power-supply) circuitry for high-voltage LED lighting applications. Finally, the growing desire for less carbon-intensive sources of energy and modes of transportation represents an opportunity for us since our high-voltage gate drivers are used in renewable-energy systems as well as electric trains and electric vehicles.

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

In high-power systems such as industrial motor drives, electric locomotives and renewable-energy systems, power conversion is typically performed using arrays of high-power silicon transistors known as IGBT modules; these modules are operated by electronic circuitry known as gate drivers (or IGBT drivers), whose function is to ensure accurate, safe and reliable operation of the IGBT modules. Much like discrete power supplies, discrete gate drivers tend to be highly complex, requiring a large number of components and a great deal of design expertise.

Our Highly Integrated Approach

In 1994 we introduced TOPSwitch, the industry’s first cost-effective high-voltage IC for switched-mode AC-DC power supplies; we have since introduced a range of other product families such as TinySwitch, LinkSwitch, Hiper and InnoSwitch which have expanded the range of power-supply applications we can address. In May 2012 we expanded our addressable market to include high-voltage gate drivers.

Our ICs and gate drivers drastically reduce the complexity and component count of power converters compared to typical discrete designs by integrating many of the functions otherwise performed by numerous discrete electronic components, and by eliminating (or reducing the size and cost of) additional components through innovative system design. As a result, our products enable power converters to have superior features and functionality at a total cost equal to or lower than that of many competing alternatives. Our products offer the following key benefits:

•	Fewer Components, Reduced Size and Higher Reliability

Our highly integrated ICs and gate drivers enable designs with up to 70% fewer components than comparable discrete designs. This reduction in component count enhances reliability and efficiency, reduces size, accelerates time-to-market and results in lower manufacturing costs for our customers. Power supplies that incorporate our ICs are also lighter and more portable than comparable power supplies built with copper-and-iron linear transformers, which are still used in some low-power applications.

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

Our patented EcoSmart technology, introduced in 1998, improves the energy efficiency of electronic devices during normal operation as well as standby and “no-load” conditions. This technology enables manufacturers to cost-effectively meet the growing demand for energy-efficient products, and to comply with increasingly stringent energy-efficiency requirements. Our gate drivers also enable very high efficiency in high-power systems; in many such systems, such as renewable-energy installations, even small efficiency gains can dramatically shorten the payback period over which the cost of a system is recovered through energy savings.

•	Wide Power Range and Scalability

Products in our current IC families can address AC-DC power supplies with output power up to approximately 500 watts as well as some high-voltage DC-DC applications; our high-voltage gate drivers are used in applications with power levels as high as one gigawatt. Within each of our product families, the designer can scale up or down in power to address a wide range of designs with minimal design effort.

Energy Efficiency

Power supplies often draw significantly more electricity than the amount needed by the devices they power. As a result, billions of dollars' worth of electricity is wasted each year, and millions of tons of greenhouse gases are unnecessarily produced by power plants. Energy waste occurs during the normal operation of a device and in standby mode, when the device is plugged in but idle. For example, computers and printers waste energy while in “sleep” mode. TVs that are turned off by remote control consume energy while awaiting a remote-control signal to turn them back on. A mobile-phone charger left plugged into a wall outlet continues to draw electricity even when not connected to the phone (a condition known as “no-load”). Many common household appliances, such as microwave ovens, dishwashers and washing machines, also consume power when not in use. In fact, a 2015 study by the National Resources Defense Council found that devices that are "always-on" but inactive may be causing as much as $19 billion in annual energy waste in the U.S alone.

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

In response to concerns about the environmental impact of carbon emissions, policymakers are taking action to promote energy efficiency. For example, the ENERGY STAR® program and the European Union Code of Conduct encourage manufacturers of electronic devices to comply with voluntary energy-efficiency specifications. In 2007 the California Energy Commission (CEC) implemented mandatory efficiency standards for external power supplies. The CEC standards were implemented nationwide in the United States in July 2008 as a result of the Energy Independence and Security Act of 2007, or EISA; these federal standards were tightened in 2016. Similar standards for external power supplies took effect in the European Union in 2010 as part of the EU’s EcoDesign Directive for Energy-Related Products.

In 2009 the CEC announced mandatory efficiency standards for televisions, which took effect in 2011, and in January 2012 the CEC announced mandatory efficiency standards for battery-charging systems, which took effect in 2013.

In 2010, the EU EcoDesign Directive implemented standards limiting standby power consumption on a wide range of electronic products; the limit was reduced by 50 percent beginning in 2013, with many products now limited to 500 milliwatts of standby usage. The EISA legislation also required substantial improvements in the efficiency of lighting technologies beginning in 2012; as of 2014, traditional 100-, 75-, 60- and 40-watt bulbs may no longer be manufactured or sold in the United States. Plans to eliminate conventional incandescent bulbs have also been announced or enacted in other geographies such as Canada, Australia and Europe.

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

TOPSwitch, our first commercially successful product family, was introduced in 1994. Since that time we have introduced a wide range of products (such as our TinySwitch, LinkSwitch and Hiper families) to increase the level of integration and improve upon the functionality of the original TOPSwitch, and to broaden the range of power levels we can address. In 2010 we introduced our CapZero and SenZero families, which reduce standby power consumption in certain applications by eliminating waste caused by so-called bleed resistors and sense resistors. We also offer a range of high-performance, high-voltage diodes known as Qspeed diodes.

In 2014 we introduced our InnoSwitch product family, the first-ever power-supply ICs to combine primary, secondary and feedback circuits into a single package. These ICs employ a proprietary technology known as FluxLink to enable precise control without the need for optical components, which tend to add cost and diminish the reliability of power supplies.

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

•	High-voltage gate drivers

We offer a range of high-voltage gate-driver products sold primarily under the SCALE and SCALE-2 product-family names. These products are fully assembled circuit boards incorporating multiple ICs, electrical isolation components and other circuitry. We offer both ready-to-operate “plug-and-play” drivers designed specifically for use with particular IGBT modules, as well as “driver cores,” which provide more basic driver functionality that customers can customize to their own specifications after purchase. In May 2016 we introduced the SCALE-iDriver family of standalone ICs, which enables us to address applications between approximately 10 kilowatts and 100 kilowatts, whereas previously our sales of high-power products were primarily for applications above 100 kilowatts.

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

Other Product Information

TOPSwitch, TinySwitch, LinkSwitch, DPA-Switch, EcoSmart, Hiper, Qspeed, InnoSwitch, SCALE, SCALE-II, SCALE-III, SCALE-iDriver, PeakSwitch, CAPZero, SENZero, ChiPhy, FluxLink, CONCEPT and PI Expert are trademarks of Power Integrations, Inc.

End Markets and Applications

Our net revenues consist primarily of sales of the products described above. When evaluating our net revenues, we categorize our sales into the following four major end-market groupings: communications, computer, consumer, and industrial.

The table below provides the approximate mix of our net sales by end market:

	Year Ended December 31,
End Market	2016	2015	2014
Communications	27%	24%	18%
Computer	6%	7%	10%
Consumer	36%	36%	37%
Industrial	31%	33%	35%

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
Industrial
LED lighting, industrial controls, utility meters, motor controls, uninterruptible power supplies, tools, networked thermostats, power strips and other “smart home” devices, industrial motor drives, renewable energy systems, electric locomotives, electric buses and other electric vehicles, high-voltage DC transmission systems

Sales, Distribution and Marketing

We sell our products to original equipment manufacturers, or OEMs, and merchant power-supply manufacturers through our direct sales staff and a worldwide network of independent sales representatives and distributors. We have sales offices in the United States, Switzerland, United Kingdom, Germany, Italy, India, China, Japan, South Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 25% of our net product revenues for each of 2016, 2015 and 2014, while sales to and through distributors accounted for approximately 75% for each of these years. Most of our distributors are entitled to return privileges based on sales revenue and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements, and sales representatives and distributors can discontinue marketing our products at any time.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 60% of our net revenues in each of 2016 and 2015, and 59% in 2014.

The following customers, both distributors, accounted for 10% or more of total net revenues in 2016, 2015 and 2014:

	Year Ended December 31,
Customer	2016	2015	2014
Avnet	18%	21%	19%
Powertech Distribution Ltd.	11%	10%	*
_______________

* Total customer revenue was less than 10% of net revenues

No other customers accounted for more than 10% of net revenues in these periods.

Sales to customers in the United States accounted for approximately 4% of our net revenues in 2016 and 5% in each of 2015 and 2014, and sales to customers outside of the United States accounted for approximately 96% of our net revenues in 2016 and 95% in each of 2015 and 2014. See Note 6, “Significant Customers and International Sales,” in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K regarding sales to customers located in foreign countries. See our consolidated financial statements in this Annual Report on Form 10-K regarding total revenues and profit for the last three fiscal years.

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

In 2016, 2015 and 2014, we incurred costs of $62.3 million, $57.5 million and $55.0 million, respectively, for research and development (R&D). R&D expenses increased in 2016 compared to 2015 primarily due to increased stock-based compensation expense related to performance-based stock awards as a result of our 2016 performance. The expansion of headcount in support of our product-development efforts also contributed to the increase. R&D expenses increased in 2015 compared to 2014, driven primarily by the addition of employees in connection with our acquisition of Cambridge Semiconductor Limited (CamSemi) (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements in this Annual Report on From 10-K, for details); the increase in headcount caused a corresponding increase in salary and other employee-related expenses.

Intellectual Property and Other Proprietary Rights

We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual-property rights. Through continued innovating we are constantly adding new patents to our portfolio. In 2016 we added a total of 60 U.S. and 47 foreign patents. As of December 31, 2016, we held 682 U.S. patents and 473 foreign patents. The U.S. patents have expiration dates ranging from 2017 to 2037. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, Europe and Japan. While our propriety intellectual property portfolio as a whole is important to the success of our business, we are not materially dependent upon any one patent. From time to time we may not seek to renew expiring patents for legacy technology as it is no longer cost-effective.

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

Long-lived Assets

Our long-lived assets consist of property and equipment as well as intangible assets. Our intangible assets consist of developed and in-process technology, licenses, patents, customer relationships, trade name, domain name, in-place leases and goodwill. Our long-lived assets, including property and equipment and intangible assets, are located in the United States and in foreign countries. Approximately 40% of our long-lived assets were located in the United States in 2016, 2015 and 2014, while approximately 60% were held outside of the United States. A significant amount of our foreign long-lived assets were located in Switzerland, which held approximately 18% in each of 2016 and 2015, and 31% in 2014, respectively, of our total long-lived assets. See Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K regarding total property and equipment located in foreign countries.

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

Our proprietary high-voltage processes do not require leading-edge geometries for them to be cost-effective, and can therefore use our foundries’ older, low-cost facilities for wafer manufacturing. However, because of our highly sensitive high-voltage process, we must interact closely with our foundries to achieve satisfactory yields. Our wafer supply agreements with Lapis, Epson and X-FAB expire in April 2018, December 2025 and December 2020, respectively. Under the terms of the Lapis agreement, Lapis has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Lapis and us. In addition, Lapis requires us to supply them with a rolling six-month forecast on a monthly basis. Our agreement with Lapis provides for the purchase of wafers in U.S. dollars, with mutual sharing of the impact of the fluctuations in the exchange rate between the Japanese yen and the U.S. dollar. Under the terms of the Epson agreement, Epson has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by Epson and us. The agreement with Epson also requires us to supply rolling six-month forecasts on a monthly basis, to provide for the purchase of wafers in U.S. dollars and to share the impact of the exchange rate fluctuation between the Japanese yen and the U.S. dollar. Under the terms of the X-FAB agreement, X-FAB has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by X-FAB and us. The agreement with X-FAB also requires us to supply them with rolling six-month forecasts on a monthly basis. Our purchases of wafers from X-FAB are denominated in U.S. dollars.

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

Competition

Competing alternatives to our high-voltage ICs for the power-supply market include monolithic and hybrid ICs from companies such as Fairchild Semiconductor (recently acquired by ON Semiconductor), STMicroelectronics, Infineon, ON Semiconductor and Sanken Electric Company, as well as PWM-controller chips paired with discrete high-voltage bipolar transistors and MOSFETs; such controller chips are produced by a large number of vendors, including those listed above as well as such companies as NXP Semiconductors, Diodes Inc., On-Bright Electronics and Dialog Semiconductor. Self-oscillating switchers, built with discrete components supplied by numerous vendors, are also commonly used. For some applications, line-frequency transformers are also a competing alternative to designs utilizing our products. Our IGBT-driver products compete with alternatives from such companies as Avago, Infineon and Semikron, as well as driver circuits made up of discrete devices.

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

Employees

As of December 31, 2016, we employed 626 full-time personnel, consisting of 86 in manufacturing, 214 in research and development, 273 in sales, marketing and applications support, and 53 in finance and administration.

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

Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997.

Executive Officers of the Registrant

As of January 31, 2017, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	62
Douglas Bailey	Vice President, Marketing	50
Radu Barsan	Vice President, Technology	64
David “Mike” Matthews	Vice President, Product Development	52
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	57
Ben Sutherland	Vice President, Worldwide Sales	45
Raja Petrakian	Vice President, Operations	52
Clifford Walker	Vice President, Corporate Development	65

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

Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for approximately 75% of net revenues in each of the years ended December 31, 2016, 2015 and 2014. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

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

We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. Our primary supply arrangements for the production of wafers are with Epson, Lapis, and X-FAB. Our contracts with these suppliers expire on varying dates, with the earliest to expire in April 2018. Although some aspects of our relationships with Lapis, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Epson, Lapis and X-FAB in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Epson, Lapis and X-

FAB could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.

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

Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2017 to 2037. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.

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

We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 60% of our net revenues in each of the years ended December 31, 2016 and 2015. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.

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

Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 96% and 95% of our net revenues for the years ended December 31, 2016, and 2015, respectively. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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

If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies.  We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 10, Legal Proceedings and Contingencies, in our Notes to Consolidated

Financial Statements included in this Annual Report on Form 10-K. For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued in an ongoing case for patent infringement. Should we ultimately be determined to be infringing another party’s patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed. We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.  Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.

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

Our inability to successfully integrate, or realize the expected benefits from, our acquisitions could adversely affect our results. We have made, and in the future intend to make, acquisitions of other businesses and with these acquisitions there is a risk that integration difficulties may cause us not to realize expected benefits. The success of the acquisitions could depend, in part, on our ability to realize the anticipated benefits and cost savings (if any) from combining the businesses of the acquired companies and our business, which may take longer to realize than expected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California. We also own an R&D facility in New Jersey and a test facility in Biel, Switzerland. We lease administrative office space in Singapore and Switzerland, R&D facilities in Canada and the United Kingdom and a design center in Germany, in addition to sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our Company; however, if headcount increases above capacity we may need to lease additional space.

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

	Year Ended December 31, 2016		Year Ended December 31, 2015
	High	Low	High	Low
First Quarter	$49.75	$41.63	$57.52	$50.00
Second Quarter	$54.36	$45.04	$53.48	$44.97
Third Quarter	$63.03	$48.91	$44.67	$36.26
Fourth Quarter	$69.55	$61.97	$52.74	$41.00

As of January 31, 2017, there were approximately 38 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends Declared Per Common Share
The following table presents the quarterly dividends declared on our common stock for the periods indicated:

	Year Ended December 31,
	2016	2015
First Quarter	$0.13	$0.12
Second Quarter	$0.13	$0.12
Third Quarter	$0.13	$0.12
Fourth Quarter	$0.13	$0.12

We paid a total of $15.1 million and $13.9 million in cash dividends during 2016 and 2015, respectively.

Issuer Purchases of Equity Securities

As of December 31, 2014 we had $23.7 million available to repurchase shares of our common stock under previous authorizations by our board of directors. In each of July 2015 and October 2015, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the year ended December 31, 2016, we purchased 146,000 shares for $6.4 million. As of December 31, 2016, we had $23.6 million available for future stock repurchases. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions as well as other factors.

We did not repurchase any of our common stock during the fourth quarter of fiscal 2016.

Performance Graph (1)

The following graph shows the cumulative total stockholders return of an investment of $100 in cash on December 31, 2011 through December 31, 2016 in our common stock, the NASDAQ Composite Index and the NASDAQ Electronic Components Index and assuming that all dividends were reinvested. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company/Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Power Integrations, Inc.	100.00	101.92	170.44	159.27	151.19	212.99
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Electronic Components	100.00	99.13	142.52	186.42	183.01	236.19
_______________
(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with ‘’Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected consolidated statement of income (loss) data for each of the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements, and accompanying notes, included in this Annual Report on Form 10-K. The selected consolidated statement of income (loss) data for each of the years ended December 31, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012, are derived from our audited consolidated financial statements which are not included in this report. Our historical results are not necessarily indicative of results for any future period. In 2012, our net loss was affected by the impairment charges related our investment in SemiSouth Laboratories, and from our settlement with the IRS related to the examination of our tax returns for the years 2003 through 2006. In 2012, we acquired CT Concept Technologie AG (Concept), a Swiss company. In 2015, we acquired Cambridge Semiconductor Limited (CamSemi), a UK company (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for details).

Consolidated Statement of Income (Loss) Data	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Net revenues	$387,393	$343,989	$348,797	$347,089	$305,370
Income from operations	47,844	38,993	55,796	54,066	11,352
Provision for (benefit from) income taxes	1,032	271	(2,730)	(1,839)	13,622
Net income (loss)	$47,890	$39,147	$59,544	$57,266	$(34,404)

Earnings (loss) per share:
Basic	$1.66	$1.35	$1.99	$1.95	$(1.20)
Diluted	$1.62	$1.32	$1.93	$1.88	$(1.20)
Shares used in per share calculation:
Basic	28,925	29,001	29,976	29,421	28,636
Diluted	29,619	29,696	30,829	30,420	28,636
Dividend per share	$0.52	$0.48	$0.44	$0.32	$0.20

Consolidated Balance Sheet Data	Year Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Cash and cash equivalents	$62,134	$90,092	$60,708	$92,928	$63,394
Short-term marketable securities	188,323	83,769	114,575	109,179	31,766
Cash, cash equivalents and short-term marketable securities	250,457	173,861	175,283	202,107	95,160
Working capital	258,649	188,410	210,752	227,004	124,297
Total assets	555,338	487,537	493,663	501,421	399,130
Long-term liabilities	7,380	6,925	7,827	14,317	17,514
Stockholders’ equity	$488,105	$428,619	$430,676	$436,686	$341,049

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
A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computers, entertainment and networking equipment, appliances, electronic utility meters, industrial controls, and lights that utilize light-emitting diodes (LEDs) rather than incandescent or fluorescent light sources.
    We also offer high-voltage gate drivers - either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry - used to operate high-voltage switches such as insulated-gate bipolar transistors (IGBTs). These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to one gigawatt) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

Our net revenues were $387.4 million, $344.0 million and $348.8 million in 2016, 2015 and 2014, respectively. In 2016 revenues increased by $43.4 million due primarily to higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers. In addition, higher unit sales into the consumer market, particularly the consumer-appliance market, contributed to the increase in 2016. The increase was partially offset by lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers. In 2015 revenues decreased by $4.8 million due primarily to lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers, and the industrial end-market, reflecting a broad-based slowdown in demand from the industrial sector of the economy. These reductions were partially offset by higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers, and the effect of our acquisition of Cambridge Semiconductor Limited (CamSemi), whose products are used primarily in the communications end-market.

Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 60% of our net revenues in each of 2016 and 2015, and 59% in 2014. Our top two customers, both distributors of our products, collectively accounted for approximately 29%, 31% and 28% of our net revenues in 2016, 2015 and 2014, respectively. International sales made up approximately 96% of net revenues in 2016 and 95% in each of 2015 and 2014.

Because our industry is intensely price-sensitive, our gross margin (gross profit divided by net revenues) is subject to change based on the relative pricing of solutions that compete with ours. Variations in product mix, end-market mix and customer mix can also cause our gross margin to fluctuate. Also, because we purchase a large percentage of our silicon wafers from foundries located in Japan, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would eventually result in a corresponding change in our gross margin of approximately 1.0%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from Japanese suppliers. Also, although our wafer fabrication and assembly operations are outsourced, as are most of our test operations, a portion of our production costs are fixed in nature. As a result, our unit costs and gross profit margin are impacted by the volume of units we produce.

Our gross profit, defined as net revenues less cost of revenues, was $191.2 million, or 49% of net revenues, in 2016, compared to $173.4 million, or 50% of net revenues in 2015, and $189.6 million, or 54% of net revenues, in 2014. The decrease in gross margin in each of 2016 and 2015 was due primarily to a change in end-market mix, with a greater percentage of revenues coming from lower-margin end-markets, particularly communications. In addition, in 2015 we incurred higher period costs resulting from the amortization of intangibles and inventory write-up related to our acquisition of CamSemi, which took place in the first quarter of 2015.

Total operating expenses in 2016, 2015 and 2014 were $143.3 million, $134.4 million and $133.8 million, respectively. The increase in operating expenses in 2016 was due primarily to increased stock-based compensation expense related to annual performance-based awards as a result of our financial performance in 2016 and the expansion of headcount in support of our product-development efforts. Operating expenses increased in 2015 primarily due to the addition of employees in connection with our acquisition of CamSemi; the increase in headcount caused a corresponding increase in salary and other employee-related expenses. Sales and marketing expenses decreased due primarily to a decrease in amortization of intangible assets, as our Concept trade name was fully amortized as of the second quarter of 2014, and lower advertising and promotional expenses in 2015.

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

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. A brief description of these critical accounting policies is set forth below. For more information regarding our accounting policies, see Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Revenue recognition

Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 75% of our net product sales were made to distributors in 2016. We apply the provisions of Accounting Standards Codification (ASC) 605-10, Revenue Recognition, and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to our customer. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers’ financial condition and require letters of credit whenever deemed necessary.

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

Sales to most distributors are made under terms allowing certain price adjustments and rights of return on our products held by the distributors. As a result of these rights, we defer the recognition of revenue and the costs of revenues derived from sales to these distributors until our distributors report that they have sold our products to their customers. Our recognition of such distributor sell-through is based on point of sales reports received from the distributor, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to us except pursuant to warranty terms. The gross profit that is deferred upon shipment to the distributor is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2016 and 2015, was approximately $28.1 million and $25.7 million, respectively. The total deferred cost as of December 31, 2016 and 2015, was approximately $11.9 million and $10.6 million, respectively.

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

For awards with performance conditions, we recognize compensation expense when it becomes probable that the performance target will be achieved. A probability assessment is performed on a quarterly basis and requires significant assumptions and estimates made by management related to the projected achievement of the performance targets, which consist of a combination of net revenue, non-GAAP operating earnings and strategic goals. Changes in the probability assessment of achieving the performance targets are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. If the actual performance targets achieved differ significantly from those projected by management, additional compensation expense may be recorded for the performance-based awards due to the cumulative catch-up adjustment, which could have an adverse impact on our results of operations.

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

As of December 31, 2016, we continue to maintain a valuation allowance on our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in Canada and the state of New Jersey as well as Federal capital loss carryforwards.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. The provisions of ASC 350-10 require that we perform a two-step impairment test. In the first step, we compare the implied fair value of our single reporting unit to its carrying value, including goodwill. If the fair value of our reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, step two will be completed to measure the amount of goodwill impairment loss, if any exists. If the carrying value of our single reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under the amendments of ASC 350-10, Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, we elect this option and after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. We evaluated goodwill for impairment in the fourth quarters of 2016 and 2015, and concluded that no impairment existed as of December 31, 2016, and December 31, 2015.

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

Results of Operations

The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	50.7	49.6	45.7
Gross profit	49.3	50.4	54.3
Operating expenses:
Research and development	16.1	16.7	15.8
Sales and marketing	12.4	13.6	13.7
General and administrative	8.5	8.7	8.9
Total operating expenses	37.0	39.0	38.4
Income from operations	12.3	11.4	16.0
Other income	0.3	0.1	0.3
Income before income taxes	12.6	11.5	16.3
Provision for (benefit from) income taxes	0.2	0.1	(0.8)
Net income	12.4%	11.4%	17.1%

Comparison of Years Ended December 31, 2016, 2015 and 2014

Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. In 2016 revenues increased by $43.4 million due primarily to higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers. In addition, higher unit sales into the consumer market, particularly the consumer-appliance market, contributed to the increase in 2016. The increase was partially offset by lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers. In 2015 revenue decreased by $4.8 million, due primarily to lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers, and the industrial end-market, reflecting a broad-based slowdown in demand from the industrial sector of the economy. These reductions were partially offset by higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers and the effect of our acquisition of CamSemi, whose products are used primarily in the communications end-market.

Our approximate net revenue mix by end-markets served in 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
End Market	2016	2015	2014
Communications	27%	24%	18%
Computer	6%	7%	10%
Consumer	36%	36%	37%
Industrial	31%	33%	35%

Sales to customers outside of the United States were $372.8 million in 2016, compared to $327.5 million in 2015 and $332.8 million in 2014, representing approximately 96% of net revenues in 2016 and 95% in each of 2015 and 2014. Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region accounted for approximately 81% of our net revenues in 2016 and 80% in each of 2015 and 2014. We expect international sales to continue to account for a large portion of our net revenues for the foreseeable future.

Distributors accounted for 75% of our net product sales for each of the years ended December 31, 2016, 2015 and 2014, with direct sales to OEMs and merchant power supply manufacturers accounting for the remainder in each of the corresponding years. In each of 2016 and 2015 two distributors accounted for more than 10% of revenues. In 2014 only one of these distributors accounted for more than 10% of revenues.

The following customers each accounted for 10% or more of net revenues during these years:

	Year Ended December 31,
Customer	2016	2015	2014
Avnet	18%	21%	19%
Powertech Distribution Ltd.	11%	10%	*
_______________
* Total customer revenue was less than 10% of net revenues.

No other customers accounted for 10% or more of net revenues during these years.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the years ended December 31, 2016, 2015 and 2014:

(dollars in millions)	2016	Change	2015	Change	2014
Gross profit	$191.2	10.3%	$173.4	(8.5)%	$189.6
Gross margin	49.3%		50.4%		54.3%

The decrease in gross margin in each of 2016 and 2015 was due primarily to a change in end-market mix, with a greater percentage of revenue coming from lower-margin end-markets, particularly communications. In addition, in 2015 we incurred higher period costs resulting from the amortization of intangibles and inventory write-up related to our acquisition of CamSemi, which took place in the first quarter of 2015.

Research and development expenses. R&D expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The table below compares R&D expenses for the years ended December 31, 2016, 2015 and 2014:

(dollars in millions)	2016	Change	2015	Change	2014
R&D expenses	$62.3	8.3%	$57.5	4.7%	$55.0
Percentage of net revenues	16.1%		16.7%		15.8%

R&D expenses increased in 2016 compared to 2015 primarily due to increased stock-based compensation expense related to performance-based stock awards expected to vest as a result of our 2016 performance. The expansion of headcount in support of our product-development efforts also contributed to the increase. R&D expenses increased in 2015 as compared to 2014, driven primarily by the addition of employees in connection with our acquisition of CamSemi; the increase in headcount caused a corresponding increase in salary and other employee-related expenses.
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of acquired intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares sales and marketing expenses for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
Sales and marketing expenses	$48.0	2.6%	$46.8	(2.1)%	$47.8
Percentage of net revenues	12.4%		13.6%		13.7%

Sales and marketing expenses increased in 2016 compared to 2015 primarily due to increased stock-based compensation expense related to performance-based stock awards expected to vest as a result of our 2016 performance. Higher bonus and sales commissions also contributed to the increase. Sales and marketing expenses decreased in 2015 compared to 2014 due primarily to lower amortization of acquisition-related intangible assets, as our Concept trade name was fully amortized in the second quarter of 2014, and also due to lower advertising and promotional expenses in 2015.

General and administrative expenses. General and administrative, or G&A, expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
G&A expenses	$33.0	10.0%	$30.0	(3.1)%	$31.0
Percentage of net revenues	8.5%		8.7%		8.9%

G&A expenses increased in 2016 compared to 2015 due primarily to increased stock-based compensation expense related to performance-based stock awards expected to vest as a result of our 2016 performance and due to increased legal expenses as a result of higher fees in connection with our litigations with ON Semiconductor which recently acquired Fairchild Semiconductor. G&A expenses decreased in 2015 compared to 2014 due primarily to a decrease in patent litigation expenses and decreased outside service fees relating to our CamSemi acquisition which was completed in January 2015. These decreases were partially offset by higher patent (non-litigation) attorney fees.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
Other income	$1.1	153.6%	$0.4	(58.3)%	$1.0
Percentage of net revenues	0.3%		0.1%		0.3%

Other income increased in 2016 due primarily to the unfavorable impact in 2015 of foreign currency movements relative to the U.S. dollar and the related loss recognized from the remeasurement of monetary foreign currency assets and liabilities of our Swiss subsidiary. Other income decreased in 2015 compared to 2014 due primarily to the unfavorable impact of foreign currency movements relative to the U.S. dollar and the related loss recognized from the remeasurement of monetary foreign currency assets and liabilities of our Swiss subsidiary.

Provision for (benefit from)income taxes. Provision for (benefit from) income taxes represents federal, state and foreign taxes. The table below compares the provision for income taxes for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(dollars in millions)	2016	Change	2015	Change	2014
Provision for (benefit from) income taxes	$1.0	280.8%	$0.3	(109.9)%	$(2.7)
Percentage of net revenues	0.2%		0.1%		(0.8)%
Effective tax rate	2.1%		0.7%		(4.8)%

In 2016 and 2015, our effective tax rate was impacted by the geographic distribution of our world-wide earnings in lower tax jurisdictions and the federal R&D tax credit. The difference between the 2016 and 2015 tax rate is due to additional foreign earnings brought back to the U.S. in 2016. In 2014, our effective tax rate was impacted by an agreement reached with the United States Internal Revenue Service to conclude the examination of our income tax returns for the years 2007 through 2009. The resolution of the audit resulted in a federal tax benefit to us of $2.8 million; we also recorded a state tax benefit of $0.5 million. The one-time benefit included the reversal of $4.1 million of related unrecognized tax benefits that had been recorded as non-current liabilities in our consolidated balance sheets. Additionally, the rate was favorably impacted by federal research tax credits for 2016, 2015 and 2014.

Liquidity and Capital Resources

We had approximately $250.5 million in cash, cash equivalents and short-term marketable securities at December 31, 2016, compared to $173.9 million at December 31, 2015, and $175.3 million at December 31, 2014. As of December 31, 2016, 2015 and 2014, we had working capital, defined as current assets less current liabilities, of approximately $258.6 million, $188.4 million and $210.8 million, respectively.

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

On July 27, 2016, we terminated the Credit Agreement and entered into a new Credit Agreement with a bank (the "New Credit Agreement"). The New Credit Agreement provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The New Credit Agreement terminates on July 26, 2019; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2016, we had no amounts outstanding under our agreement.

Our operating activities generated cash of $97.9 million, $92.2 million, and $85.6 million in the years ended December 31, 2016, 2015 and 2014, respectively. In each of these years, cash was primarily generated from operating activities in the ordinary course of business.

In 2016, our net income was $47.9 million, which included stock-based compensation expenses, non-cash depreciation and amortization of $20.9 million, $16.8 million and $6.7 million, respectively. Sources of cash also included: (1) a $7.7 million increase in accounts payable due to the timing of payments; and (2) a $1.1 million increase in deferred income on sales to distributors due to increased inventory levels at our distributors in anticipation of end-customer demand. These sources of cash were partially offset by a $2.5 million increase in prepaid expenses and other assets due primarily to an increase in prepaid income taxes and a $1.1 million decrease in taxes payable and accrued liabilities.

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

Our investing activities in the year ended December 31, 2016, resulted in a $117.4 million net use of cash, consisting primarily of $105.2 million from the purchase of marketable securities, net of maturities, and $12.2 million for purchases of property and equipment, primarily machinery and equipment for use in the manufacture of our products.

Our investing activities in the year ended December 31, 2015, resulted in a net $7.7 million use of cash, consisting primarily of $15.5 million in net cash paid for the acquisition of CamSemi, $10.4 million net cash paid for a building purchase (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for details) and $11.4 million for purchases of property and equipment, primarily machinery and equipment for use in the manufacture of our products. These uses of cash were partially offset by $29.6 million of proceeds from the sale and maturity of marketable securities, net of purchases.

Our investing activities in the year ended December 31, 2014, resulted in a net $38.1 million use of cash, consisting primarily of: (1) $7.2 million, net, for purchases of marketable securities; (2) $23.1 million for purchases of property and equipment, primarily machinery and equipment for production and R&D; (3) $1.3 million for the purchase of power.com, our domain name; and (4) a $6.6 million cash payment to CamSemi under a loan agreement (refer to Note 11, Acquisitions, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for further details).

Our financing activities in the year ended December 31, 2016, resulted in a net use of $8.4 million of cash. Financing activities consisted primarily of $6.4 million for the repurchase of our common stock and $15.1 million for the payment of dividends to stockholders, partially offset by proceeds of $13.1 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.

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

In January 2017, our board of directors declared four quarterly cash dividends in the amount of $0.14 per share to be paid to stockholders of record at the end of each quarter in 2017. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.

In the years ended December 31, 2014, and December 31, 2015, our board of directors authorized the use of $75.0 million and $60.0 million, respectively, for repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In 2016, we purchased 146,000 shares for approximately $6.4 million. In the year ended December 31, 2015, we purchased 1.3 million shares for $53.7 million. In the year ended December 31, 2014, we purchased 1.6 million shares for $80.8 million. As of December 31, 2016, we had $23.6 million available for future stock repurchases. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors.

As of December 31, 2016, we had a contractual obligation related to income tax, consisting primarily of unrecognized tax benefits of approximately $15.4 million. The tax obligation was classified as long-term income taxes payable or recorded as contra deferred tax assets in our consolidated balance sheet.

Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. We expect continued sales growth in our foreign business and plan to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. We do not provide for U.S. taxes on undistributed earnings of our foreign subsidiaries that we intend to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. Beginning in 2013, we determined that a portion of our foreign subsidiaries current and future earnings may be remitted prospectively to the U.S. for domestic cash flow purposes and, accordingly, provided for the related U.S. taxes in our consolidated financial statements. Currently the majority of our cash and marketable securities are held in the U.S. We may adjust our repatriation strategy depending on the U.S. cash needs and our ability to effectively utilize our deferred tax assets. If we change our intent to invest our undistributed earnings outside the U.S. indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, we would be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2016, we had approximately $265.0 million of undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S.

If our operating results deteriorate in future periods, either as a result of a decrease in customer demand or pricing pressures from our customers or our competitors, or for other reasons, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our current financing or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2016, we had the following contractual obligations and commitments, consisting solely of non-cancelable operating lease agreements:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Operating lease obligations	$4,387	$1,591	$1,979	$459	$358

In addition to our contractual obligations noted above we have a contractual obligation related to income tax as of December 31, 2016, which primarily comprises unrecognized tax benefits of approximately $15.4 million, and was classified as long-term income taxes payable or recorded as contra deferred tax assets in our consolidated balance sheet.

Recently Issued Accounting Announcements

For recently issued accounting announcements, see “Recently Issued Accounting Announcements” in Note 2 to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this policy, we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2016 and 2015, we held primarily cash equivalents and short-term investments with fixed interest rates. We do not hold any instruments for trading purposes.

Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, we invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2016, or December 31, 2015, the increase or decrease in the fair market value of our portfolio on these dates would not have been material.

We monitor our investments for impairment on a periodic basis. Refer to Note 2, Summary of Significant Accounting Policies, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of December 31, 2016, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and euros to fund the operation of our Swiss subsidiary. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our pretax income from a change in the value of the U.S. dollar compared to the Swiss franc and euro as of December 31, 2016. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2016
(in thousands of USD)	5%	10%
Swiss franc and euro foreign exchange impact	$71	$142

The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our consolidated statements of income.

We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2016, and December 31, 2015, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.

With two of our major suppliers, Seiko Epson Corporation (Epson) and ROHM Lapis Semiconductor Co., Ltd. (Lapis) we have wafer supply agreements based in U.S. dollars; however, our agreements with Epson and Lapis also allow for mutual sharing of the impact of the exchange rate fluctuation between Japanese yen and the U.S. dollar. Each year, our management and these suppliers review and negotiate pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between us and each of these suppliers.

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

Management conducted an assessment of Power Integrations' internal control over financial reporting as of December 31, 2016, based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

The effectiveness of Power Integrations' internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power Integrations, Inc.
San Jose, California

We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 8, 2017 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 8, 2017

Item 9B. Other Information.

Compensation Matters

On February 2, 2017, the Compensation Committee of the Board of Directors of Power Integrations, Inc. (the “Company”) took the following compensation actions with respect to the Company’s chief executive officer, chief financial officer, and other “named executive officers” as defined in Rule 402 of SEC Regulation S-K (collectively, the “Officers”).
2017 Performance Based Incentive Plan
Approved the 2017 Performance Based Incentive Plan (the “2017 PSU Plan”) as follows:
Each officer, as described below, was granted performance stock units, referred to as “PSUs,” which will vest (referred to as a “payout” below) based on Company performance as against the 2017 PSU Plan’s established net revenue targets, non-GAAP operating income targets and strategic goals, each as established by the Compensation Committee. The 2017 target net revenue and non-GAAP operating income levels are intended to have difficulty in attainment levels consistent with the Company’s 2016 PSU Plan.
The portion of the performance stock units granted under the 2017 PSU Plan that will vest will be calculated independently for each of its net revenue, non-GAAP operating income and strategic goals components. “Net revenue” is as set forth in the Company’s annual report for 2017 to be filed with the Securities and Exchange Commission (“SEC”). “Non-GAAP operating income” means operating income for 2017 determined in accordance with GAAP but excluding the following items:  (i) stock-based compensation expenses recorded under Accounting Standards Codification 718; (ii) amortization of acquisition-related intangible assets, and the fair-value write-up of acquired inventory; (iii) any other mergers and acquisitions related expenses; and (iv) any other adjustment made to arrive at the Company’s non-GAAP financial information as presented in the Company’s SEC filings. Further, in the event of any mergers, acquisitions or divestitures, or any patent or other litigation settlements or judgments, during the performance period, the net revenue and non-GAAP operating income targets shall be adjusted based on a revised plan approved by the Board of Directors. The strategic goals component is made up of five different strategic goals for the Company.
Weighting of the target components is as follows:

Net revenue	40%
Non-GAAP operating income	30%
Strategic goals	30%
Total	100%

 Net Revenue Component of the 2017 PSU Plan:
No payout will be made under the net revenue component of the 2017 PSU Plan if the Company's 2017 actual net revenue does not exceed at least the established minimum amount of net revenue as set forth in the 2017 PSU Plan. To the extent 2017 actual net revenue is above the minimum amount of net revenue, the payout increases linearly from zero at the minimum amount of net revenue as set forth in the 2017 PSU Plan up to 100% of the net revenue component of the target when actual net revenue equals target net revenue in the 2017 PSU Plan. If 2017 actual net revenue is above the target amount of net revenue, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the net revenue component of the target when actual net revenue equals or exceeds the established target to achieve the maximum amount payout under the net revenue component of the 2017 PSU Plan.
Non-GAAP Operating Income Component of the 2017 PSU Plan:
No payout will be made under the non-GAAP operating income component of the 2017 PSU Plan if the Company's 2017 actual non-GAAP operating income does not exceed at least the established minimum amount of non-GAAP operating income as set forth in the 2017 PSU Plan. To the extent 2017 actual non-GAAP operating income is above the minimum amount of non-GAAP operating income, the payout increases linearly from zero at the minimum amount of non-GAAP operating income as set forth in the 2017 PSU Plan up to 100% of the non-GAAP operating income component of the target when actual non-GAAP operating income equals target non-GAAP operating income in the 2017 PSU Plan. If 2017 actual non-GAAP operating income is above the target amount of non-GAAP operating income, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the non-GAAP operating income component of the target when actual non-GAAP operating income equals or exceeds the established target to achieve the maximum amount payout under the non-GAAP operating income component of the 2017 PSU Plan.
Strategic Goals Component of the 2017 PSU Plan:
Each of the five goals in the strategic goals component of the 2017 PSU Plan is assigned a percentage, which percentages range from 1% to 21%, and which collectively add up to 30%. Other than with respect to date-based goals, if the Company's 2017 actual achievement of a goal does not exceed at least the established minimum requirement for a particular goal, then no amount is earned for that goal. To the extent 2017 actual performance for a goal is better than the established minimum for the goal, then the payout increases linearly from zero at the minimum amount of performance as set forth in the 2017 PSU Plan up to 100% of the amount for that goal when actual performance equals target performance for that goal in the 2017 PSU Plan. Other than with respect to date-based goals, to the extent 2017 actual performance for a goal is better than the established target for the goal, then the payout for performance above target increasing linearly from the target amount actual performance, up to a maximum of 200% for the specific goal when actual performance equals or exceeds the established target to achieve the maximum payout under the specific goal as set forth in the 2017 PSU Plan.
2017 Target Performance Stock Units
Approved the 2017 target performance stock units for the Officers as follows:

Executive Officer	Title	2017 Target PSUs
Balu Balakrishnan	President and Chief Executive Officer	10,000
Sandeep Nayyar	Chief Financial Officer	3,000
Radu Barsan	Vice President, Technology	2,500
Clifford Walker	Vice President, Corporate Development	2,200
Raja Petrakian	Vice President, Operations	2,200

The actual number of shares subject to the performance stock units is twice the target level shown in the table above to enable the payout of up to 200% of the target amount if the actual net revenue, non-GAAP operating income and strategic goals achievement equal or exceed the established levels to achieve the maximum amount of the 2017 PSU Plan.
2017 Restricted Stock Unit Grants
Approved restricted stock unit, referred to as RSU, grants to the following Officers:

Executive Officer	Title	2017 RSU Grants
Balu Balakrishnan	President and Chief Executive Officer	48,000
Sandeep Nayyar	Chief Financial Officer	10,500
Radu Barsan	Vice President, Technology	9,000
Clifford Walker	Vice President, Corporate Development	7,500
Raja Petrakian	Vice President, Operations	7,500
The RSU grants will be effective on the grant date. Twenty-five percent (25%) of the RSUs vest on the one year anniversary of the vesting commencement date (as specified in the Officers' RSU award agreements), and an additional twenty-five percent (25%) of the RSUs vest annually over the next three (3) years thereafter, subject to the respective Officer's continuous service.
2017 Long Term Performance Based Incentive Plan
Approved the 2017 Long Term Performance Based Incentive Plan (“2017 PRSU Plan”) as follows:
Each officer, as described below, was granted long term performance stock units, referred to as “PRSUs,” which will vest (referred to as a “payout” below) based on Company performance as against the 2017 PRSU Plan's established 2019 net revenue target, as established by the Compensation Committee. The 2019 net revenue target level is intended to have a difficulty in attainment level consistent with the Company’s 2016 PRSU Plan target net revenue level. The portion of the performance stock units that will vest will be calculated based on the Company’s 2019 net revenue and awarded in early 2020 upon approval by the Compensation Committee. “Net revenue” is as set forth in the Company’s annual report for 2019 to be filed with the SEC. Further, in the event of any mergers, acquisitions or divestitures, or any patent or other litigation settlements or judgments, during the performance period, the net revenue target shall be adjusted based on a revised plan approved by the Board of Directors.
No payout will be made in early 2020 under the 2017 PRSU Plan if the Company's 2019 actual net revenue does not exceed at least the established minimum amount of net revenue as set forth in the 2017 PRSU Plan. To the extent 2019 actual net revenue is above the minimum amount of net revenue, the payout increases linearly from zero at the minimum amount of net revenue as set forth in the 2017 PRSU Plan up to 100% of the net revenue component of the target when actual net revenue equals target net revenue in the 2017 PRSU Plan. If 2019 actual net revenue is above the target amount of net revenue, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the net revenue component of the target when actual net revenue equals or exceeds the established target to achieve the maximum amount payout under the 2017 PRSU Plan. Except to the extent provided in the executive officer benefits agreements between the Company and each Officer, each Officer must be employed through the end of the performance period to receive stock pursuant to the PRSUs under the 2017 PRSU Plan.
2017 Target PRSUs
Approved the target 2017 PRSUs for the Officers as follows:

Executive Officer	Title	2017 Target PRSUs
Balu Balakrishnan	President and Chief Executive Officer	16,000
Sandeep Nayyar	Chief Financial Officer	3,500
Radu Barsan	Vice President, Technology	3,000
Clifford Walker	Vice President, Corporate Development	2,500
Raja Petrakian	Vice President, Operations	2,500
The actual number of shares subject to the PRSUs is twice the target level shown in the table above to enable the payout of up to 200% of the target amount if actual net revenue equals or exceeds the established level to achieve the maximum amount of the 2017 PRSU Plan.
2017 Salaries
Approved the 2017 salaries for the Officers, to be effective March 27, 2017, as follows:

Executive Officer	Title	2017 Salary
Balu Balakrishnan	President and Chief Executive Officer	$575,000
Sandeep Nayyar	Chief Financial Officer	$350,000
Radu Barsan	Vice President, Technology	$325,000
Clifford Walker	Vice President, Corporate Development	$325,000
Raja Petrakian	Vice President, Operations	$300,000

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2016, or the Proxy Statement, and is incorporated herein by reference:

•	Information regarding our directors and any persons nominated to become a director is set forth under the caption “Proposal 1 Election of Directors.”

•
Information regarding our audit committee and our designated “audit committee financial expert” is set forth under the captions “Information Regarding the Board and its Committees” and “Audit Committee” under “Proposal 1 Election of Directors” and “Report of the Audit Committee of the Board.”

•
Information on our code of business conduct and ethics for directors, officers and employees is set forth under the caption “Code of Business Conduct and Ethics” under “Proposal 1 Election of Directors.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

•
Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth under the caption “Nominating and Governance Committee” under “Proposal 1 Election of Directors.”

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
Information relating to compensation policies and practices as they relate to risk management is set forth under the caption “Compensation Policies and Practices as They Relate to Risk Management” under “Proposal 1 Election of Directors” in the Proxy Statement, which information is incorporated herein by reference.
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

Item 14. Principal Accounting Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the Proposal with the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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
San Jose, California

We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Power Integrations, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 8, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 8, 2017

POWER INTEGRATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share amounts and par value)	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,134	$90,092
Short-term marketable securities	188,323	83,769
Accounts receivable, net of allowance of $525 and $318 in 2016 and 2015, respectively	6,961	7,818
Inventories	52,564	51,934
Prepaid expenses and other current assets	8,520	6,790
Total current assets	318,502	240,403
PROPERTY AND EQUIPMENT, net	95,296	99,381
INTANGIBLE ASSETS, net	31,502	38,165
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	12,032	11,843
OTHER ASSETS	6,157	5,896
Total assets	$555,338	$487,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,727	$21,660
Accrued payroll and related expenses	10,756	9,327
Taxes payable	729	3,620
Deferred income on sales to distributors	16,207	15,101
Other accrued liabilities	2,434	2,285
Total current liabilities	59,853	51,993
LONG-TERM INCOME TAXES PAYABLE	2,639	2,511
DEFERRED TAX LIABILITIES	820	1,291
OTHER LIABILITIES	3,921	3,123
Total liabilities	67,233	58,918
COMMITMENTS AND CONTINGENCIES (NOTES 8, 9 and 10)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000,000 shares
Outstanding - 29,249,635 and 28,652,178 shares in 2016 and 2015, respectively	28	28
Additional paid-in capital	172,875	145,366
Accumulated other comprehensive loss	(2,710)	(1,851)
Retained earnings	317,912	285,076
Total stockholders’ equity	488,105	428,619
Total liabilities and stockholders’ equity	$555,338	$487,537

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
NET REVENUES	$387,393	$343,989	$348,797
COST OF REVENUES	196,232	170,602	159,227
GROSS PROFIT	191,161	173,387	189,570

OPERATING EXPENSES:
Research and development	62,310	57,549	54,981
Sales and marketing	47,978	46,816	47,796
General and administrative	33,029	30,029	30,997
Total operating expenses	143,317	134,394	133,774
INCOME FROM OPERATIONS	47,844	38,993	55,796
OTHER INCOME	1,078	425	1,018
INCOME BEFORE INCOME TAXES	48,922	39,418	56,814
PROVISION FOR (BENEFIT FROM) INCOME TAXES	1,032	271	(2,730)
NET INCOME	$47,890	$39,147	$59,544

EARNINGS PER SHARE:
Basic	$1.66	$1.35	$1.99
Diluted	$1.62	$1.32	$1.93

SHARES USED IN PER SHARE CALCULATION:
Basic	28,925	29,001	29,976
Diluted	29,619	29,696	30,829
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net income	$47,890	$39,147	$59,544
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in 2016, 2015 and 2014	(384)	(191)	(79)
Unrealized loss on marketable securities, net of $0 tax in 2016, 2015 and 2014	(123)	(180)	(127)
Unrealized actuarial loss on pension benefits, net of tax of $98, $96 and $128 in 2016, 2015 and 2014, respectively	(352)	(344)	(460)
Total other comprehensive loss	(859)	(715)	(666)
Total comprehensive income	$47,031	$38,432	$58,878

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
(in thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
BALANCE AT JANUARY 1, 2014	30,022	$30	$223,660	$(470)	$213,466	$436,686
Issuance of common stock under employee stock option and stock award plans	697	—	9,571	—	—	9,571
Repurchase of common stock	(1,603)	(1)	(80,760)	—	—	(80,761)
Issuance of common stock under employee stock purchase plan	92	—	4,284	—	—	4,284
Income tax benefits from employee stock plans	—	—	815	—	—	815
Stock-based compensation expense related to employee stock options and awards	—	—	12,983	—	—	12,983
Stock-based compensation expense related to employee stock purchases	—	—	1,385	—	—	1,385
Payment of dividends to stockholders	—	—	—	—	(13,165)	(13,165)
Unrealized actuarial loss on pension benefits	—	—	—	(460)	—	(460)
Unrealized gain on marketable securities	—	—	—	(127)	—	(127)
Foreign currency translation adjustment	—	—	—	(79)	—	(79)
Net income	—	—	—	—	59,544	59,544
BALANCE AT DECEMBER 31, 2014	29,208	29	171,938	(1,136)	259,845	430,676
Issuance of common stock under employee stock option and stock award plans	578	—	8,133	—	—	8,133
Repurchase of common stock	(1,250)	(1)	(53,730)	—	—	(53,731)
Issuance of common stock under employee stock purchase plan	117	—	4,447	—	—	4,447
Income tax shortfall from employee stock plans	—	—	(189)	—	—	(189)
Stock-based compensation expense related to employee stock options and awards	—	—	13,562	—	—	13,562
Stock-based compensation expense related to employee stock purchases	—	—	1,205	—	—	1,205
Payment of dividends to stockholders	—	—	—	—	(13,916)	(13,916)
Unrealized actuarial loss on pension benefits	—	—	—	(344)	—	(344)
Unrealized loss on marketable securities	—	—	—	(180)	—	(180)
Foreign currency translation adjustment	—	—	—	(191)	—	(191)
Net income	—	—	—	—	39,147	39,147
BALANCE AT DECEMBER 31, 2015	28,653	28	145,366	(1,851)	285,076	428,619
Issuance of common stock under employee stock option and stock award plans	615	—	8,479	—	—	8,479
Repurchase of common stock	(146)	—	(6,435)	—	—	(6,435)
Issuance of common stock under employee stock purchase plan	128	—	4,580	—	—	4,580
Stock-based compensation expense related to employee stock awards	—	—	19,599	—	—	19,599
Stock-based compensation expense related to employee stock purchases	—	—	1,286	—	—	1,286
Payment of dividends to stockholders	—	—	—	—	(15,054)	(15,054)
Unrealized actuarial loss on pension benefits	—	—	—	(352)	—	(352)
Unrealized loss on marketable securities	—	—	—	(123)	—	(123)
Foreign currency translation adjustment	—	—	—	(384)	—	(384)
Net income	—	—	—	—	47,890	47,890
BALANCE AT DECEMBER 31, 2016	29,250	$28	$172,875	$(2,710)	$317,912	$488,105

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,890	$39,147	$59,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,812	16,464	15,884
Amortization of intangibles	6,663	7,039	6,072
Loss on disposal of property and equipment	332	361	250
Stock-based compensation expense	20,885	14,767	14,282
Amortization of premium on marketable securities	555	1,063	1,694
Deferred income taxes	(660)	(5,416)	157
Increase in accounts receivable allowances	207	127	70
Excess tax benefit from employee stock plans	—	—	(437)
Tax (shortfall) benefit associated with employee stock plans	—	(189)	815
Change in operating assets and liabilities:
Accounts receivable	650	4,131	2,133
Inventories	(630)	13,500	(21,703)
Prepaid expenses and other assets	(2,499)	3,391	8,211
Accounts payable	7,714	(2,000)	2,337
Taxes payable and accrued liabilities	(1,124)	(76)	(3,242)
Deferred income on sales to distributors	1,106	(122)	(505)
Net cash provided by operating activities	97,901	92,187	85,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,198)	(11,359)	(23,071)
Other assets	—	—	(1,261)
Payment for purchase of building (Note 11)	—	(10,389)	—
Payment for acquisition, net of cash acquired (Note 11)	—	(15,549)	—
Loans to third parties (Notes 11)	—	—	(6,600)
Purchases of marketable securities	(188,654)	(29,748)	(45,269)
Proceeds from sales and maturities of marketable securities	83,423	59,309	38,052
Net cash used in investing activities	(117,429)	(7,736)	(38,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	13,059	12,580	13,855
Repurchase of common stock	(6,435)	(53,731)	(80,760)
Payments of dividends to stockholders	(15,054)	(13,916)	(13,165)
Excess tax benefit from employee stock plans	—	—	437
Net cash used in financing activities	(8,430)	(55,067)	(79,633)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,958)	29,384	(32,220)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	90,092	60,708	92,928
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,134	$90,092	$60,708
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,825	$1,472	$1,733
Loan applied to CamSemi purchase price (Note 11)	$—	$6,600	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net of refunds (Note 8)	$6,613	$473	$(3,121)

The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

Power Integrations, Inc. (“Power Integrations” or the “Company”), incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets analog and mixed-signal integrated circuits (ICs) and other electronic components and circuitry used in high-voltage power conversion. The Company’s products are used in power converters that convert electricity from a high-voltage source (typically 48 volts or higher) to the type of power required for a specified downstream use. A large percentage of the Company’s products are ICs used in AC-DC power supplies in a wide variety of end products, primarily in the consumer, communications, computer and industrial markets. The Company also offers IGBT drivers used to operate arrays of high-voltage, high-power transistors known as IGBT modules, which are used for power conversion in high-power applications such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

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

Marketable Securities

The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with a maturity date greater than three months at the date of purchase as short-term marketable securities in its Consolidated Balance Sheet. As of December 31, 2016, and December 31, 2015, the Company’s marketable securities consisted primarily of commercial paper, corporate bonds and other high-quality commercial securities. The weighted average interest rate of investments at December 31, 2016 and December 31, 2015, was approximately 1.23% and 0.84%, respectively.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost and estimated fair market value of investments classified as available-for-sale (excluding cash equivalents) at December 31, 2016, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	Losses	Market Value
Investments due in less than 3 months:
Commercial paper	$36,996	$—	$—	$36,996
Corporate securities	9,342	2	(2)	9,342
Total	46,338	2	(2)	46,338
Investments due in 4-12 months:
Commercial paper	19,186	—	—	19,186
Corporate securities	59,714	15	(76)	59,653
Total	78,900	15	(76)	78,839
Investments due 12 months or greater:
Corporate securities	63,305	21	(180)	63,146
Total	63,305	21	(180)	63,146
Total investment securities	$188,543	$38	$(258)	$188,323

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
Investments due between 12 months or greater:
Corporate securities	11,626	—	(59)	11,567
Total	11,626	—	(59)	11,567
Total investment securities	$83,866	$8	$(105)	$83,769

As of December 31, 2016, and 2015, there were no individual securities that had been in a continuous loss position for 12 months or longer.

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

(in thousands)	December 31, 2016	December 31, 2015
Raw materials	$14,610	$19,090
Work-in-process	15,194	12,770
Finished goods	22,760	20,074
Total	$52,564	$51,934

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Components of the Company’s Consolidated Balance Sheet

Accounts receivable:

(in thousands)	December 31, 2016	December 31, 2015
Accounts receivable trade	$46,849	$43,622
Accrued ship and debit and rebate claims	(39,363)	(35,486)
Allowance for doubtful accounts	(525)	(318)
Total	$6,961	$7,818

Prepaid expenses and other current assets:

(in thousands)	December 31, 2016	December 31, 2015
Prepaid legal fees	$212	$2,023
Advance to suppliers	69	324
Prepaid income tax	2,431	309
Prepaid maintenance agreements	1,399	736
Interest receivable	743	519
Other	3,666	2,879
Total	$8,520	$6,790

Property and Equipment

Property and equipment consist of the following:

(in thousands)	December 31, 2016	December 31, 2015
Land	$20,288	$20,288
Construction-in-progress	6,880	2,298
Building and improvements	52,156	51,941
Machinery and equipment	132,162	128,342
Computer software and hardware and office furniture and fixtures	45,951	43,383
	257,437	246,252
Accumulated depreciation	(162,141)	(146,871)
Total	$95,296	$99,381

Depreciation expense for property and equipment for fiscal years ended December 31, 2016, 2015 and 2014, was approximately $16.8 million, $16.5 million and $15.9 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years
Machinery and equipment	2-8 years
Computer software and hardware and office furniture and fixtures	4-7 years

Total property and equipment (excluding accumulated depreciation) located in the United States at December 31, 2016, 2015 and 2014, was approximately $155.1 million, $150.1 million and $140.0 million, respectively. In each of 2016 and 2015, approximately 12% of total property and equipment (excluding accumulated depreciation) was held in Thailand by one of the Company’s subcontractors. In 2014 approximately 13% of total property and equipment was held in Thailand by one of the Company’s subcontractors.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) for the three years ended December 31, 2016:

(in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items		Foreign Currency Items	Total
Balance at January 1, 2014	$210	$(780)		$100	$(470)
Other comprehensive income (loss) before reclassifications	(127)	(538)		(79)	(744)
Amounts reclassified from accumulated other comprehensive income (loss)	—	78	(1)	—	78
Other comprehensive income loss	(127)	(460)		(79)	(666)
Balance at December 31, 2014	83	(1,240)		21	(1,136)
Other comprehensive income (loss) before reclassifications	(180)	(469)		(191)	(840)
Amounts reclassified from accumulated other comprehensive income (loss)	—	125	(1)	—	125
Other comprehensive loss	(180)	(344)		(191)	(715)
Balance at December 31, 2015	(97)	(1,584)		(170)	(1,851)
Other comprehensive income (loss) before reclassifications	(123)	(505)		(384)	(1,012)
Amounts reclassified from accumulated other comprehensive income (loss)	—	153	(1)	—	153
Other comprehensive loss	(123)	(352)		(384)	(859)
Balance at December 31, 2016	$(220)	$(1,936)		$(554)	$(2,710)
_______________
(1) This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the years ended December 31, 2016, 2015 and 2014.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Benefits Plan

The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, the Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. In each of 2016, 2015 and 2014, the Company provided for a contribution of approximately $1.1 million.

Retirement Benefit Obligations (Pension)

The Company recognizes the over-funded or under-funded status of a defined benefit pension or post-retirement plan as an asset or liability in the accompanying consolidated balance sheets. Actuarial gains and losses are recorded in accumulated other comprehensive loss, a component of stockholders’ equity, and are amortized as a component of net periodic cost over the remaining estimated service period of participants.

Revenue Recognition

Product revenues consist of sales to original equipment manufacturers (OEMs), merchant power supply manufacturers and distributors. Approximately 75% of the Company’s net product sales were made to distributors in 2016. The Company applies the provisions of ASC 605-10, Revenue Recognition, and all related appropriate guidance. Revenue is recognized when all of the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Customer purchase orders are generally used to determine the existence of an arrangement. Delivery is considered to have occurred when title and risk of loss have transferred to the Company’s customer. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers’ financial condition and requires letters of credit whenever deemed necessary.

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

Sales to most of the Company's distributors are made under terms allowing certain price adjustments and rights of return on the Company's products held by its distributors. As a result of these rights, the Company defers the recognition of revenue and the costs of revenues derived from these sales until the Company's distributors report that they have sold the Company's products to their customers. The Company's recognition of such distributor revenue is based on point of sale reports received from the distributors, at which time the price is no longer subject to adjustment and is fixed, and the products are no longer subject to return to the Company except pursuant to warranty terms. The gross profit that is deferred as a result of this policy is reflected as “deferred income on sales to distributors” in the accompanying consolidated balance sheets. The total deferred revenue as of December 31, 2016, and December 31, 2015, was approximately $28.1 million and $25.7 million, respectively. The total deferred cost as of December 31, 2016, and December 31, 2015, was approximately $11.9 million and $10.6 million, respectively.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Risk and Foreign Currency Translation

As of December 31, 2016, the Company’s primary transactional currency was U.S. dollars; in addition, the Company holds cash in Swiss francs and euros to fund the operations of the Company’s Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in “other income” in the consolidated statements of income.

Gains and losses arising from the remeasurement of non-functional currency balances are recorded in ''other income'' in the accompanying consolidated statements of income. For the years ended December 31, 2016, 2015 and 2014 the Company realized foreign exchange transaction gains (losses) of $(0.1) million, $(0.5) million and $0.1 million, respectively.

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

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $1.3 million, $1.1 million, and $1.5 million, in 2016, 2015 and 2014, respectively.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations and financial position.

Common Stock Repurchases and Common Stock Dividend

In 2014 and 2015, the Company’s board of directors authorized the use of $75.0 million and $60.0 million, respectively, for repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In 2014, the Company purchased 1.6 million shares for approximately $80.8 million. In 2015, the Company purchased 1.3 million shares for approximately $53.7 million. In 2016, the Company purchased 146,000 shares for approximately $6.4 million. As of December 31, 2016, the Company had $23.6 million available for future stock repurchases. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company's financial condition, results of operations, capital requirements and business conditions as well as other factors.

The following table presents the quarterly dividends declared on the Company’s common stock for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
First Quarter	$0.13	$0.12	$0.10
Second Quarter	$0.13	$0.12	$0.10
Third Quarter	$0.13	$0.12	$0.12
Fourth Quarter	$0.13	$0.12	$0.12

The Company paid a total of approximately $15.1 million, $13.9 million and $13.2 million in cash dividends during 2016, 2015 and 2014, respectively.

In January 2017, the Company’s board of directors declared a $0.14 quarterly dividend for each quarter in 2017. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company’s stockholders.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2016. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, amending the existing accounting standards for revenue recognition. The amendments

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are based on the principle that revenue from the transfer of promised goods or services to customers should be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). The Company is required to adopt the amendments in the first quarter of 2018; early adoption is permitted beginning January 1, 2017. The Company will early adopt the new guidance, effective on January 1, 2017, using the full retrospective method under which it would recast prior reporting periods. Under the new standards the Company will recognize all revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). Currently, a high percentage of the Company’s revenues on sales to distributors are recognized on sell-through. Because this change in methodology will cause a shift in the timing of when revenue is recognized, the Company expects that the quarterly seasonal pattern of its revenues will be affected by the new standards. Based on the Company’s analysis, under the new standards annual net revenues would increase by approximately $2 million and $1 million in 2016 and 2015, respectively.

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

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt the amendments in the first quarter of 2017. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. Upon adoption, the Company expects to recognize a windfall tax benefit of approximately $7 million to $8 million, as a cumulative effect adjustment to opening retained earnings, together with a corresponding increase in deferred tax assets.

3. STOCK PLANS AND SHARE BASED COMPENSATION:

Stock Plans

As of December 31, 2016, the Company had three stock-based compensation plans (the “Plans”) which are described below.

2007 Equity Incentive Plan

The 2007 Equity Incentive Plan (2007 Plan) was adopted by the board of directors on September 10, 2007, and approved by the stockholders on November 7, 2007, as an amendment and restatement of the 1997 Stock Option Plan (1997 Plan). The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit (RSU) awards, stock appreciation rights, performance-based (PSU) awards, long-term performance based (PRSU) awards and other stock awards to employees, directors and consultants.  As of December 31, 2016, the total maximum remaining number of shares that may be issued under the 2007 Plan was 3.8 million shares, which includes 0.6 million options issued but not exercised

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 1.9 million awards granted but unvested. As of December 31, 2016, 1.9 million shares of common stock remain available for future grant under the 2007 Plan. Pursuant to the 2007 Plan, the exercise price for incentive stock options and non-statutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.

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

2016 Incentive Award Plan

The 2016 Incentive Award Plan (2016 Plan) was adopted by the board of directors on March 17, 2016 and approved by the stockholders on May 13, 2016. The Plan provides for the grant of RSU awards, PSU awards and PRSU awards. No other forms of equity-based awards, including stock options and stock appreciation rights, may be granted under the Plan. As of December 31, 2016, no awards have been issued and 1.5 million shares of common stock remain available for future grant under the 2016 Plan. The 2016 Plan also provides for performance-based cash awards that qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.

1997 Employee Stock Purchase Plan

Under the 1997 Employee Stock Purchase Plan (Purchase Plan), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3.5 million shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2016, of the shares reserved for issuance, 2.9 million shares had been purchased and 0.6 million shares were reserved for future issuance under the Purchase Plan.

Shares Reserved

As of December 31, 2016, the Company had approximately 3.4 million shares of common stock reserved for future grant under all stock plans.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cost of revenues	$1,148	$933	$879
Research and development	7,309	5,255	4,784
Sales and marketing	4,489	3,644	3,540
General and administrative	7,939	4,935	5,079
Total stock-based compensation expense	$20,885	$14,767	$14,282

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2016:

	Unrecognized Compensation Expense for Unvested Awards (in thousands)	Weighted Average Remaining Recognition Period (in years)
Long-term performance-based awards	$2,562	1.52
Restricted stock units	21,930	2.27
Purchase plan	120	0.08
Total unrecognized compensation expense	$24,612

Stock-based compensation expense in the year ended December 31, 2016, was approximately $20.9 million (comprising approximately $0.2 million related to stock options, $6.4 million related to performance-based awards, $13.0 million related to restricted stock units and $1.3 million related to the Company’s Purchase Plan).

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

The Company did not grant stock options in the years ended December 31, 2016, 2015 and 2014, and therefore no fair-value assumptions are reported.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rates	0.44%	0.13%	0.05% - 0.07%
Expected volatility rates	32%	29%	30% - 48%
Expected dividend yield	0.96%	1.08%	0.66% - 0.85%
Expected term of purchase right (in years)	0.5	0.5	0.5
Weighted-average estimated fair value of purchase rights	$12.23	$10.18	$14.40

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity under the Plans as of December 31, 2016, and activity during three years then ended, is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,691	$27.34
Granted	—	—
Exercised	(347)	$27.64
Forfeited or expired	—	—
Outstanding at December 31, 2014	1,344	$27.27
Granted	—	—
Exercised	(311)	$26.11
Forfeited or expired	(3)	$37.97
Outstanding at December 31, 2015	1,030	$27.58
Granted	—	—
Exercised	(333)	$25.41
Forfeited or expired	—	—
Outstanding at December 31, 2016	697	$28.62	2.82	$27,370
Exercisable at December 31, 2016	697	$28.62	2.82	$27,370
Vested and expected to vest at December 31, 2016	697	$28.62	2.82	$27,370

The total intrinsic value of options exercised during the year ended December 31, 2016, 2015 and 2014, was $11.5 million, $7.0 million and $9.9 million, respectively.

The following table summarizes the stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
(shares in thousands) Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$17.75 - $25.25	371	2.15	$21.31	371	$21.31
$25.48 - $42.88	326	3.58	$36.94	326	$36.94
	697	2.82	$28.62	697	$28.62

PSU Awards

Under the performance-based awards program, the Company grants awards in the performance year in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The number of shares that are released at the end of the performance year can range from zero to 200% of the target number depending on the Company’s performance. The performance metrics of this program are annual targets consisting of a combination of net revenue, non-GAAP operating earnings and strategic goals. Each performance-based award share granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by two shares. Each performance-based award share granted from the 2016 Plan will reduce the number of shares available for issuance under the 2016 Plan by one share.

During the year ended December 31, 2016, the Company issued approximately 101,000 PSUs to employees and executives. As the net revenue, non-GAAP operating income and strategic goals are considered performance conditions, expense associated with these awards, net of estimated forfeitures, is recognized over the service period based on an assessment of the achievement of the performance targets. The fair value of these PSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vest. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.

A summary of PSU awards outstanding as of December 31, 2016, and activity during the three years then ended is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	100	$38.48
Granted	83	$53.93
Vested	(83)	$38.48
Forfeited or canceled	(100)	$51.30
Outstanding at December 31, 2014	—	—
Granted	89	$52.36
Vested	—	—
Forfeited or canceled	(78)	$52.35
Outstanding at December 31, 2015	11	$52.35
Granted	101	$46.26
Vested	(11)	$52.35
Forfeited or canceled	(2)	$46.87
Outstanding at December 31, 2016	99	$46.25	0	$6,714
Outstanding and expected to vest at December 31, 2016	99		0	$6,714

The grant date fair value of PSU awards released, which were fully vested, in the year ended December 31, 2016 was approximately $0.6 million. There were no PSU awards released in the year ended December 31, 2015 (as the Company did not reach its minimum performance goals established for the 2014 PSUs). The grant date fair value of PSU awards released, which were fully vested, in the year ended December 31, 2014 was approximately $3.2 million.

PRSU Awards (Long-term Performance Based)

The Company's PRSU program provides for the issuance of PRSUs which will vest based on the Company's performance measured against the PRSU Plan's established revenue targets. The PRSUs were granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2016, 2015 and 2014 were based on the Company’s annual revenue growth over the respective three-year performance period. Each PRSU granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by two shares. Each PRSU granted from the 2016 Plan will reduce the number of shares available for issuance under the 2016 Plan by one share.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of PRSU awards outstanding as of December 31, 2016, and activity during the three years then ended is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	—	—
Granted	61	$55.51
Vested	—	—
Forfeited or canceled	—	—
Outstanding at December 31, 2014	61	$55.51
Granted	72	$52.47
Vested	—	—
Forfeited or canceled	(4)	$57.76
Outstanding at December 31, 2015	129	$53.75
Granted	78	$43.26
Vested	—	—
Forfeited or canceled	(57)	$55.35
Outstanding at December 31, 2016	150	$47.65	1.52	$10,177
Outstanding and expected to vest at December 31, 2016	113		1.51	$7,659

RSU Awards

The Company grants restricted stock units to employees under the 2007 Plan and 2016 Plan. RSUs granted to employees typically vest ratably over a four-year period, and are converted into shares of the Company’s common stock upon vesting on a one-for-one basis subject to the employee’s continued service to the Company over that period. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant adjusted for estimated forfeitures. Each RSU award granted from the 2007 Plan will reduce the number of shares available for issuance under the 2007 Plan by two shares. Each RSU award granted from the 2016 Plan will reduce the number of shares available for issuance under the 2016 Plan by one share.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of RSUs outstanding as of December 31, 2016, and activity during the three years then ended, is as follows:

(shares and intrinsic value in thousands)	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	714	$38.97
Granted	281	$51.12
Vested	(267)	$38.57
Forfeited	(36)	$42.74
Outstanding at December 31, 2014	692	$43.86
Granted	319	$49.75
Vested	(267)	$42.49
Forfeited	(63)	$45.71
Outstanding at December 31, 2015	681	$46.98
Granted	331	$46.70
Vested	(270)	$45.13
Forfeited	(24)	$47.21
Outstanding at December 31, 2016	718	$47.54	1.25	$48,684
Outstanding and expected to vest at December 31, 2016	674		1.19	$45,711

The grant date fair value of RSUs vested in the years ended December 31, 2016, 2015 and 2014, was approximately $12.2 million, $11.3 million and $10.3 million, respectively.

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

The Company's cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair-value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair-value hierarchy) include investment-grade corporate bonds and government, state, municipal and provincial obligations. Such types of investments are valued by using a multi-dimensional relational model, the inputs are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The Company does not hold any instruments that would be classified within Level 3 of the fair-value hierarchy.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value hierarchy of the Company’s cash equivalents and marketable securities at December 31, 2016, and December 31, 2015, was as follows:

	Fair Value Measurement at
	December 31, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$58,031	$—	$58,031
Money market funds	1,916	1,916	—
Corporate securities	132,141	—	132,141
Total	$192,088	$1,916	$190,172

	Fair Value Measurement at
	December 31, 2015
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$21,194	$—	$21,194
Money market funds	104	104	—
Corporate securities	83,769	—	83,769
Total	$105,067	$104	$104,963

The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2016, and December 31, 2015.

5. GOODWILL AND INTANGIBLE ASSETS:

Goodwill increased during the year ended December 31, 2015, due to the Company's acquisition of Cambridge Semiconductor Limited (CamSemi) (refer to Note 11, Acquisitions, for details on the Company’s CamSemi acquisition). Changes in the carrying amount of goodwill during the years ended December 31, 2016 and 2015, are as follows:

(in thousands)	Goodwill
Balance at December 31, 2014	$80,599
Goodwill acquired during the period	11,250
Balance at December 31, 2015	91,849
Goodwill acquired during the period	—
Balance at December 31, 2016	$91,849

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

The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, acquired licenses, customer relationships, trade name, patent rights and in-place leases, which range from

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

two to twelve years, with the exception of $4.7 million of in-process R&D and $1.3 million paid to acquire an internet domain name. In-process R&D is assessed for impairment until the development is completed and products are available for sale, at which time the Company will begin to amortize the in-process R&D. The Company does not expect the amortization of in-process R&D to begin in 2017. The Company acquired the rights to the internet domain name www.power.com, which is now the Company’s primary domain name; the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life. Amortization of acquired intangible assets was approximately $6.7 million, $7.0 million and $6.1 million in the years ended December 31, 2016, 2015 and 2014, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

	December 31, 2016			December 31, 2015
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Technology licenses	3,000	(3,000)	—	3,000	(2,925)	75
Developed technology	33,270	(15,455)	17,815	33,270	(11,670)	21,600
Customer relationships	20,030	(12,474)	7,556	20,030	(10,031)	9,999
In-place leases	660	(480)	180	660	(120)	540
Total intangible assets	$62,911	$(31,409)	$31,502	$62,911	$(24,746)	$38,165

The estimated future amortization expense related to definite-lived intangible assets at December 31, 2016, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2017	$6,084
2018	5,152
2019	4,753
2020	3,528
2021	2,662
Thereafter	3,372
Total (1)	$25,551
_______________

(1)	The total above excludes $4.7 million of in-process R&D which will be amortized upon completion of development over the estimated useful life of the technology.

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

Customer Concentration

The Company's top ten customers accounted for approximately 60% of net revenues in each of 2016 and 2015, and 59% in 2014. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following customers each accounted for 10% or more of total net revenues:

	Year Ended December 31,
Customer	2016	2015	2014
Avnet	18%	21%	19%
Powertech Distribution Ltd.	11%	10%	*
_______________
* Total customer revenue was less than 10% of net revenues

Avnet and Powertech Distribution Ltd. are distributors of the Company's products. No other customers accounted for 10% or more of the Company’s net revenues in those periods.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to low-risk investments. With respect to trade receivables, the Company performs ongoing evaluations of its customers' financial conditions and requires letters of credit whenever deemed necessary. Additionally, the Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends related to past write-offs and other relevant information. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. As of December 31, 2016 and December 31, 2015, 70% and 66% of accounts receivable were concentrated with the Company’s top 10 customers.

The following customers each represented 10% or more of accounts receivable:

Customer	December 31, 2016	December 31, 2015
Avnet	24%	20%
ATM Electronic Corporation	*	10%
     _______________
* Total customer accounts receivable was less than 10%

Avnet and ATM Electronic Corporation are distributors of the Company’s products. No other customers accounted for 10% or more of the Company’s accounts receivable in these periods.

International Sales
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. As a percentage of total net revenues, international sales, which consist of sales to distributors and direct customers outside of the United States of America, based on "bill to" customer locations, comprise the following:

	Year Ended December 31,
	2016	2015	2014
Hong Kong/China	51%	50%	47%
Taiwan	13%	14%	15%
Korea	11%	10%	11%
Western Europe (excluding Germany)	11%	11%	11%
Japan	5%	5%	5%
Germany	2%	2%	2%
Other	3%	3%	4%
Total foreign revenue	96%	95%	95%
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

A summary of the earnings per share calculation is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Basic earnings per share:
Net income	$47,890	$39,147	$59,544
Weighted-average common shares	28,925	29,001	29,976
Basic earnings per share	$1.66	$1.35	$1.99
Diluted earnings per share (1):
Net income	$47,890	$39,147	$59,544
Weighted-average common shares	28,925	29,001	29,976
Effect of dilutive securities:
Employee stock plans	694	695	853
Diluted weighted-average common shares	29,619	29,696	30,829
Diluted earnings per share	$1.62	$1.32	$1.93
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded all performance-based awards in the 2014 calculation as the performance conditions for those awards were not met as of the end of the period. The Company has included in the 2016 and 2015 calculations those shares that were contingently issuable upon the satisfaction of the performance conditions as of the end of the respective periods.

In the year ended December 31, 2016 no outstanding stock awards were determined to be anti-dilutive and therefore were excluded from the computation of diluted earnings per share. In the years ended December 31, 2015 and 2014, approximately 8,000 and 37,000 outstanding stock awards were determined to be anti-dilutive, respectively, and therefore were excluded from the computation of diluted earnings per share.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. and foreign components of income before income taxes were:

	Year Ended December 31,
(in thousands)	2016	2015	2014
U.S. operations	$(880)	$(2,113)	$(5,064)
Foreign operations	49,802	41,531	61,878
Total pretax income	$48,922	$39,418	$56,814

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current provision (benefit):
Federal	$—	$443	$(1,234)
State	—	83	(137)
Foreign	1,638	5,407	3,094
	1,638	5,933	1,723
Deferred provision (benefit):
Federal	(197)	(1,699)	(3,279)
State	(27)	(57)	(284)
Foreign	(382)	(3,906)	(890)
	(606)	(5,662)	(4,453)
Total	$1,032	$271	$(2,730)

The Company is entitled to a deduction for federal and state tax purposes with respect to employees' stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax expense has been reflected as an adjustment to additional paid-in capital. For 2015 and 2014, the benefit (deficiency) arising from employee stock option activity that resulted in an adjustment to additional paid in capital was approximately $(0.2) million and $0.8 million, respectively. No adjustment was recorded in 2016.

The provision for (benefit from) income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before provision for (benefit from) income taxes, as follows:

	Year Ended December 31,
	2016	2015	2014
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
Business tax credits	(6.0)	(6.8)	(5.5)
Stock-based compensation	2.2	0.8	(2.9)
Foreign income taxed at different rate	(33.1)	(33.1)	(28.6)
IRS audit settlement	—	—	(5.8)
Valuation allowance	1.8	2.6	2.0
Other	2.2	2.2	1.0
Total	2.1%	0.7%	(4.8)%

The effective tax rate for the year ended December 31, 2016 was favorably impacted by the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions. Additionally, the rate was favorably impacted by the federal R&D tax credit which was extended permanently when the Protecting Americans from Tax Hikes Act was signed into law on December 18, 2015.

The Company reached a settlement with the IRS in the quarter ended June 30, 2014, to close out the examination of its federal income tax returns for the years 2007 through 2009. As a result, the Company adjusted its tax balances and the provision for income tax for the year ended December 31, 2014, includes a one-time benefit of $3.3 million comprising $2.8 million in

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

federal income taxes and interest, and state income taxes of approximately $0.5 million. The one-time benefit includes the reversal of $4.1 million of related unrecognized tax benefits that had been recorded as non-current liabilities in the Company’s consolidated balance sheets. The Company has now concluded all U.S. federal income tax matters for the years through 2009.

The components of the net deferred income tax asset (liabilities) were as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax assets:
Other reserves and accruals	$1,880	$1,573
Tax credit carry-forwards	26,895	22,826
Stock compensation	5,760	5,945
Capital losses	10,585	11,490
Net operating loss	2,671	3,677
Other	174	—
Valuation allowance	(27,489)	(26,918)
	20,476	18,593
Deferred tax liabilities:
Depreciation	(2,322)	(2,968)
Unremitted earnings	(7,019)	(4,626)
Other	—	(447)
	(9,341)	(8,041)
Net deferred tax asset	$11,135	$10,552

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

As of December 31, 2016, the Company continues to maintain a valuation allowance primarily as a result of capital losses for federal purposes, and on its California deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. In addition, the Company maintains a valuation allowance with respect to certain of its deferred tax assets relating to tax credits in Canada and the state of New Jersey.

As of December 31, 2016, the Company had federal research and development tax credit carry-forwards of approximately $14.9 million, which will begin to expire in 2030 if unutilized; federal net operating losses of $31.3 million, which will begin to expire in 2024 if unutilized; California research and development tax credit carry-forwards of approximately $18.7 million (there is no expiration of research and development tax credit carry-forwards for the state of California) and California net operating losses of $45.5 million which will begin to expire in 2032. As of December 31, 2016, the Company had Canadian scientific research and experimental development tax credit carry-forwards of approximately $2.1 million and New Jersey research and experimental development tax credit carry-forwards of approximately $0.7 million, which will start to expire in 2026 and 2027, respectively.

The Company does not provide for U.S. taxes on its undistributed earnings of foreign subsidiaries that it intends to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. Beginning in 2013, the Company determined that a portion of its foreign subsidiaries current and future earnings may be remitted prospectively to the U.S. for domestic cash flow purposes and, accordingly, provided for the related U.S. taxes in its consolidated financial statements. If the Company changes its intent to invest its undistributed foreign earnings indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, the Company would

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2016, the Company had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $265.0 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Unrecognized Tax Benefits

The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes. Reconciliation of the beginning and ending amount of unrecognized tax benefits:

(in thousands)	Unrecognized Tax Benefits
Unrecognized Tax Benefits Balance at January 1, 2014	$12,694
Gross Increases for Tax Positions of Current Year	2,117
Gross Increases for Tax Positions of Prior Years	710
Settlements	(4,361)
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2014	11,160
Gross Increases for Tax Positions of Current Year	3,063
Gross Decrease for Tax Positions of Prior Years	(663)
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2015	13,560
Gross Increases for Tax Positions of Current Year	1,856
Gross Decreases for Tax Positions of Prior Years	(23)
Settlements	—
Lapse of Statute of Limitations	—
Unrecognized Tax Benefits Balance at December 31, 2016	$15,393

The Company's total unrecognized tax benefits as of December 31, 2016, 2015 and 2014, were $15.4 million, $13.6 million and $11.2 million, respectively. An income tax benefit of $9.3 million, net of valuation allowance adjustments, would be recorded if these unrecognized tax benefits are recognized. The Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next twelve months.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $0.1 million as of both December 31, 2016, and December 31, 2015, which have been recorded in long-term income taxes payable in the accompanying Consolidated Balance Sheets.

As of December 31, 2016, the Company has concluded all U.S. federal income tax matters for the years through 2012. However, due to tax attributes, the IRS may calculate tax adjustments for subsequent years for positions taken prior to 2012. The Company has finalized Swiss income tax returns for the years through 2012. There is currently no pending income tax audit.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS:

Facilities

The Company owns its main executive, administrative, manufacturing and technical offices in San Jose, California. The Company also owns a research and development facility in New Jersey and a test facility in Biel, Switzerland. The Company leases administrative office space in Singapore and Switzerland, and R&D facilities in Canada and the United Kingdom, in addition to sales offices in various countries around the world.

Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2016, are as follows:

Fiscal Year	(in thousands)
2017	$1,591
2018	1,414
2019	565
2020	248
2021	211
Thereafter	358
Total minimum lease payments	$4,387

Total rent expense amounted to $1.9 million, $2.0 million and $1.8 million in the years ended December 31, 2016, 2015 and 2014, respectively.

Purchase Obligations

At December 31, 2016, the Company had no non-cancelable purchase obligations that were due beyond one year.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly owned subsidiary System General Corporation (referred to collectively as “Fairchild”), in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties’ motions but granted the Company’s motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company’s patents, that Fairchild has induced others to infringe the Company’s patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company’s products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties’ post-trial motions on liability but granted the Company’s motion for judgment as a matter of law finding that Fairchild infringed another of the Company’s patents. On April 25, 2013, the Court denied both parties’ motions regarding the unenforceability of each other’s patents. The Company is challenging adverse findings on appeal; nevertheless, the Company estimates that even if the verdict on Fairchild’s patent were ultimately upheld, the sales potentially impacted would amount to less than 0.5% of the Company’s revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well. Following a hearing on the issue in June 2014, the Court denied Fairchild’s request for an injunction against the Company and granted the Company’s request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, and both parties filed appeals with the Federal Circuit. After briefing was completed, oral argument on the appeal took place in early July 2016, and on December 12, 2016, the Federal Circuit issued its opinion in the appeal, overturning the lone infringement verdict against the Company, finding one of the Company’s patents invalid, and overturning the District Court’s jury instruction on inducement. In view of the Federal Circuit’s rejection of the District Court’s jury instruction on inducement, the Court also vacated the inducement findings and associated injunction against Fairchild and remanded the case for a retrial on inducement, but the underlying validity and infringement findings against Fairchild on those two patents remain intact. On remand, the Company will also be seeking financial damages, as well as enhanced damages for willful infringement; these issues are to be decided in separate proceedings at a later date.

On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining SG and Fairchild from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company’s patents now at issue in the case is unenforceable. On May 5, 2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company’s objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. Thereafter, the parties completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Following a retrial on the issue of damages in December 2015, the jury returned a verdict in the Company’s favor, finding that the Company’s patented technology created the basis for customer demand for the infringing Fairchild products and awarding $139.8 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. Fairchild filed post-trial motions challenging the verdict, but the Court rejected Fairchild’s motions challenging the damages verdict in August 2016. The Company also filed motions requesting enhanced damages and attorney fees and reinstatement of the willfulness finding against Fairchild in view of an intervening change of law; on January 13, 2017, the District Court reinstated the finding that Fairchild’s infringement was willful but declined to enhance damages or award fees. Fairchild has filed a further challenge to the verdict, and a ruling on that remaining motion is expected in the coming months, along with Fairchild’s appeal on the merits.

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

On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (PTO) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing took place. Following a hearing in May 2015, the Federal Circuit ruled in the Company’s favor on August 12, 2015, overturning the PTO’s claim construction and remanding the case for further proceedings. On remand, the PTO ignored the Federal Circuit’s guidance, so the party has filed another appeal to the Federal Circuit; further briefing and proceedings on the second appeal will take place in the coming months.

On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild's wholly owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleged that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company answered Fairchild’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company’s patents. Fairchild has withdrawn its claim for infringement of one of the patents it asserted against the Company after the Company’s preliminary challenge. The parties streamlined their contentions in view of the Court's pretrial rulings, and following a trial in late May and early June 2015, a jury returned a verdict finding that Fairchild infringed one of the Company's patents, that Fairchild has induced and contributed to others' infringement of the Company's patent, and that the Company induced infringement of a Fairchild patent that was previously found infringed in the 2012 trial described above, with a damages award of $2.4 million in favor of Fairchild. Both

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

parties filed post-trial motions and challenges to various portions of the jury verdicts, and the Court addressed the first wave of post-trial motions, denying each side’s challenges to the verdict and denying Fairchild’s request for an injunction. In parallel proceedings, the Federal Circuit overturned the underlying finding of infringement against the Company on the Fairchild patent-in-suit, and the Company moved to vacate the inducement and damages judgment against the Company, a motion that Fairchild did not oppose. Further proceedings and an appeal of the outstanding issues are expected in the coming months.

On October 21, 2015, the Company filed a complaint for patent infringement against Fairchild Semiconductor Corporation, Fairchild Semiconductor International, Inc., and wholly-owned subsidiary Fairchild (Taiwan) Corporation (referred to collectively as “Fairchild”) to address Fairchild’s continued infringement of two patents Fairchild was previously found to infringe in the three District Court cases the Company brought against Fairchild discussed above. In each of the three prior cases, Fairchild was found to infringe one of the patents at issue in the latest complaint, and Fairchild’s challenges to the validity of the patents were rejected during the course of the prior lawsuits as well. Fairchild has answered the Company’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid. Fairchild’s answer also included counterclaims accusing the Company of infringing four patents pertaining to power conversion integrated circuit devices, including one patent the Company was found not to infringe in prior litigation. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. On December 15, 2016, the Court stayed the case pending resolution of the parties inter partes review (IPR) and reexamination proceedings regarding the patents-in-suit.

On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an inter partes review (IPR) of the validity of the Company’s U.S. Patent No. 6,212,079 (the ’079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ’079 patent is also asserted in the Company’s most recent lawsuit against Fairchild filed in October 2015, also discussed above. On March 29, 2016, ON Semiconductor Corporation filed another petition requesting inter partes review of the Company’s ’079 patent. Since that time, ON Semiconductor has filed eleven more IPR petitions requesting review of various patents that the Company previously asserted against Fairchild as described above. The PTO denied Silver Star Capital’s IPR petition on the ’079 patent but instituted IPR proceedings with respect to ON Semiconductor’s petition directed to the ’079 patent, with further proceedings expected in the coming months. Further proceedings are also expected with respect to ON Semiconductor’s other IPR petitions in the coming months. Although the validity of the Company’s challenged patents has previously been confirmed in the Company’s District Court litigation with Fairchild and in many cases in prior PTO reexamination proceedings as well, and though the Company intends to vigorously defend the validity of its patents, the outcome of the IPR proceedings is uncertain.

On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company has filed a motion to transfer the case to California, which will be addressed in the coming months. Further proceedings and discovery are expected over the course of the coming months, with trial currently scheduled for October 2017. The Company intends to vigorously defend itself against Opticurrent’s claims.

On August 11, 2016, ON Semiconductor filed a complaint against the Company in the United States District Court for the District of Arizona. In its complaint, ON Semiconductor alleges that the Company has infringed and is infringing five patents and requests injunctive relief, and the complaint also seeks a declaration of non-infringement with respect to three of the Company’s patents that were previously asserted against Fairchild Semiconductor. The Company has not yet answered ON Semiconductor’s complaint, but the Company has filed a motion to dismiss and/or transfer the case to the Northern District of California, which will be addressed in the coming months. No date has been set for trial, but the Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.

On November 1, 2016, the Company filed a lawsuit against ON Semiconductor in the United States District Court for the Northern District of California to address ON Semiconductor’s infringement of six patents. No date has been set for trial, but ON Semiconductor has filed a motion requesting that the case be transferred to Arizona, an issue that will be addressed in the coming months.

On December 27, 2016, ON Semiconductor filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, ON Semiconductor alleges that the Company has infringed and is infringing six patents and requests injunctive relief. The Company has not yet answered ON Semiconductor’s complaint, and no date has been

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

set for trial, but the Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.

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

11. ACQUISITIONS:

Cambridge Semiconductor Limited

In December 2014, the Company entered into a loan agreement with Cambridge Semiconductor Limited (CamSemi), a UK company, in which $6.6 million was outstanding as of December 31, 2014. The estimated fair value of the loan, which was a level 3 fair value measurement, approximated the carrying value of $6.6 million, as the loan was outstanding for less than a month and the interest rate approximated a market rate for such a loan. The loan was in anticipation of a definitive agreement the Company entered into to acquire CamSemi on January 2, 2015.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Corporate Headquarters Building

In August 2015, the Company purchased a building adjacent to its corporate headquarters in San Jose, California to support the continued growth of the business. The purchase has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, as the building had existing rental income resulting from in-place lease agreements with third-party tenants. The aggregate purchase price of $10.4 million, funded with cash on hand, was allocated as follows: $3.5 million for land, $6.3 million for building and improvements, $0.7 million for in-place leases and $(0.1) million for liabilities assumed. The building and improvements are being depreciated on a straight-line basis over an estimated useful life of up to 30 years. Additionally, as a result of the purchase, the Company acquired existing third-party leases that were valued as in-place lease intangible assets and are being amortized over the weighted average estimated life of two years. The valuation of the acquired in-place leases were estimated by the Company based on the amount of avoided cash outflows necessary to originate such leases. Acquisition-related costs in connection with the building purchase were included in other income in the consolidated statements of income and were not material for the periods presented.

Rental income from third-party leases, and the proportionate share of building expenses for those leases, are included in other income in the consolidated statements of income from the date of acquisition. These amounts were not material for the periods presented.

12. RETIREMENT PLANS:

The Company sponsors a defined benefit pension plan (Pension Plan) for its Swiss subsidiary in accordance with the legal requirements of Switzerland. The plan assets, which provide benefits in the event of an employee’s retirement, death or disability, are held in legally autonomous trustee-administered funds that are subject to Swiss law. Benefits are based on the employee’s age, years of service and salary, and the plan is financed by contributions by both the employee and the Company.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net periodic benefit cost of the Pension Plan was not material to the Company's financial statements during the years ended December 31, 2016, 2015 and 2014. At December 31, 2016, the projected benefit obligation was $11.8 million, the plan assets were $7.9 million and the net pension liability was $3.9 million. As of December 31, 2015, the projected benefit obligation was $9.0 million, the plan assets were $6.0 million, and the net pension liability was $3.0 million. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31, 2016 and 2015, under the other liabilities caption. The Company expects to make contributions to the Pension Plan of approximately $0.4 million during 2017. The unrealized actuarial loss on pension benefits, net of tax at December 31, 2016, 2015 and 2014 was $1.9 million, $1.6 million and $1.2 million, respectively. These amounts were reflected in Note 2 above under the caption accumulated other comprehensive loss.

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

On July 27, 2016, the Company terminated the Credit Agreement and entered into a new Credit Agreement with a bank (the "New Credit Agreement"). The New Credit Agreement provides the Company with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Company’s ability to borrow under the revolving line of credit is conditioned upon the Company’s compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio, with which the Company is currently in compliance. The New Credit Agreement terminates on July 26, 2019; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2016, the Company had no amount outstanding under the New Credit Agreement.

14. SELECTED QUARTERLY INFORMATION (Unaudited):

The following tables set forth certain data from the Company's consolidated statements of income for each of the quarters in the years ended December 31, 2016 and 2015.

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

	Three Months Ended
	(unaudited)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands, except per share data)	2016	2016	2016	2016	2015	2015	2015	2015
Net revenues	$101,108	$103,790	$97,169	$85,326	$87,289	$88,878	$85,265	$82,557
Gross profit	$49,384	$51,193	$47,637	$42,947	$42,916	$44,161	$44,018	$42,292
Net income	$13,617	$14,165	$11,265	$8,843	$12,701	$11,513	$8,590	$6,343
Earnings per share
Basic	$0.47	$0.49	$0.39	$0.31	$0.45	$0.40	$0.29	$0.22
Diluted	$0.46	$0.48	$0.38	$0.30	$0.44	$0.39	$0.29	$0.21
Shares used in per share calculation
Basic	29,196	28,972	28,850	28,679	28,483	28,855	29,368	29,309
Diluted	29,914	29,625	29,422	29,244	29,126	29,298	30,034	30,058

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 2, 2015, the Company acquired 100% of the shares outstanding of CamSemi for total consideration of approximately $23.3 million, of which $16.7 million was paid in cash and $6.6 million was applied against the outstanding loan owed to the Company. The acquisition-related costs for the purchase of CamSemi totaled $1.0 million, with $0.8 million recognized in 2014 and $0.2 million recognized in 2015. See Note 11, Acquisitions.

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

Following is a summary of the activity in the allowance for doubtful accounts and allowance for ship and debit credits:

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2014	$120	$135	$(64)	$191
Year ended December 31, 2015	$191	$133	$(6)	$318
Year ended December 31, 2016	$318	$207	$—	$525
_______________
(1) Deductions relate to amounts written off against the allowance for doubtful accounts.

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(2)	Balance at End of Period
Allowance for ship and debit credits:
Year ended December 31, 2014	$28,696	$177,260	$(178,531)	$27,425
Year ended December 31, 2015	$27,425	$195,669	$(188,679)	$34,415
Year ended December 31, 2016	$34,415	$262,501	$(258,841)	$38,075
_______________
(2) Deductions relate to ship and debit credits issued which adjust the sell-in price from the standard distribution price to the pre-approved lower price. Refer to Note 2, Summary of Significant Accounting Policies, for the Company’s revenue recognition policy, including the Company’s accounting for ship and debit claims.

Item 16. Form 10-K Summary

Not provided.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	February 8, 2017	By:	/s/ SANDEEP NAYYAR
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

Dated:	February 8, 2017	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

Dated:	February 8, 2017	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Dated:	February 8, 2017	By:	/s/ ALAN D. BICKELL
Alan D. Bickell
Director

Dated:	February 8, 2017	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated:	February 8, 2017	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme
Director and Chairman of the Board

Dated:	February 8, 2017	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director

Dated:	February 8, 2017	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

Dated:	February 8, 2017	By:	/s/ WILLIAM GEORGE
William George
Director

POWER INTEGRATIONS, INC.
INDEX TO EXHIBITS
TO
FORM 10-K ANNUAL REPORT
For the Year Ended
December 31, 2016

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2

10.1*	Form of Indemnity Agreement for directors and officers	S-1	333-35421	10.1	9/11/1997

10.2*	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A	10-K	000-23441	10.63	3/2/2009

10.3*	1997 Employee Stock Purchase Plan, as amended	DEF14A	000-23441	Appendix B	3/25/2016

10.4*	Forms of agreement under 1997 Employee Stock Purchase Plan	S-1	333-35421	10.5	9/11/1997

10.5*	1997 Stock Option Plan (as amended through January 25, 2005)	10-Q	000-23441	10.5	5/6/2005

10.6*	Forms of Option Agreements under the 1997 Stock Option Plan	10-K	000-23441	10.41	8/8/2007

10.7*	Forms of Option Agreements under the 1997 Stock Option Plan with Executive Officers in connection with the Chief Executive Officer Benefits Agreement and the Executive Officer Benefits Agreements	10-K	000-23441	10.40	8/8/2007

10.8*	Amendment to Immediately Exercisable Non-Qualified Stock Option Agreement between Power Integrations, Inc. and Balu Balakrishnan, dated February 2, 2009	10-K	000-23441	10.59	3/2/2009

10.9*	1997 Outside Directors Stock Option Plan	10-Q	000-23441	10.3	8/6/2009

10.10*	Amendment No. 1 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of January 27, 2009	10-K	000-23441	10.62	3/2/2009

10.11*	Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010	10-Q	000-23441	10.2	5/6/2010

10.12*	Forms of agreement under 1997 Outside Directors Stock Option Plan	S-1	333-35421	10.4	9/11/1997

10.13*	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell	10-K	000-23441	10.35	3/8/2007

10.14*	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite	10-K	000-23441	10.36	3/8/2007

10.15*	Form of Director Option Grant Agreement.	10-Q	000-23441	10.9	5/6/2009

10.16*	Director Equity Compensation Program, as revised in July 2012 and January 2013	10-K	000-23441	10.36	2/22/2013

10.17*	Forms of Stock Option Agreements to be used in Director Equity Compensation Program	10-Q	000-23441	10.5	11/7/2008

10.18*	Outside Director Cash Compensation Arrangements	10-Q	000-23441	10.3	11/3/2010

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

10.19*	2007 Equity Incentive Plan, as amended and restated	10-Q	000-23441	10.2	8/7/2012

10.20*	Forms of Option Agreements under the 2007 Equity Incentive Plan	Schedule TO	000-23441	99.(D)(4)	12/3/2008

10.21*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2007 Equity Incentive Plan	10-Q	000-23441	10.1	5/6/2010

10.22*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (as used after to January 1, 2013) under the 2007 Equity Incentive Plan	10-K	000-23441	10.29	2/22/2013

10.23*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2007 Equity Incentive Plan	10-K	000-23441	10.84	2/10/2015

10.24*	Power Integrations, Inc. 2016 Incentive Award Plan	DEF14A	000-23441	Appendix A	3/25/2016

10.25*	Form of restricted Stock Unit Grant Notice and Agreement under the 2016 Incentive Award Plan					X

10.26*	Form of Performance Stock Unit Notice and Agreement under the 2007 Equity Incentive Plan					X

10.27*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2007 Equity Incentive Plan					X

10.28	Technology License Agreement between us and Matsushita Electronics Corporation, dated as of June 29, 2000	10-Q	000-23441	10.28	11/14/2000

10.29†	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003	10-Q	000-23441	10.32	8/7/2003

10.30†	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003	10-Q	000-23441	10.31	8/7/2003

10.31†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004	8-K	000-23441	10.22	4/18/2006

10.32	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008	10-Q	000-23441	10.5	8/8/2008

10.33	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008	10-Q	000-23441	10.5	8/8/2008

10.34†	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008	10-Q	000-23441	10.2	11/7/2008

10.35†	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 14, 2008	10-K	000-23441	10.61	3/2/2009

10.36†	Amendment Number Six to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 1, 2015	10-K	000-23441	10.32	2/11/2016

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
10.37†	Amendment Number Seven to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of August 8, 2016	10-Q	000-23441	10.1	11/1/2016

10.38†	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005	10-Q	000-23441	10.1	11/7/2008

10.39†	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008	10-Q	000-23441	10.1	5/6/2009

10.40†	Amendment Number Two to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011	10-K	000-23441	10.47	2/25/2011

10.41†	Amendment Number Three to Wafer Supply Agreement, effective as of February 1, 2012, by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.1	5/8/2012

10.42†	Development Addendum to Wafer Supply Agreement, dated September 22, 2013, between Seiko Epson Corporation and Power Integrations International Ltd	10-Q	000-23441	10.1	11/1/2013

10.43†	Amendment Number Four to Wafer Supply Agreement, effective as of April 1, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.38	2/11/2016

10.44†	Amendment Number Five to Wafer Supply Agreement, effective as of November 2, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.39	2/11/2016

10.45†	Amendment Number Six to Wafer Supply Agreement, effective as of December 8, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.40	2/11/2016

10.46†	Amendment Number Seven to Wafer Supply Agreement, effective as of October 3, 2016, by Power Integrations International Ltd. and Seiko Epson Corporation					X

10.47†	Amendment Number Eight to Wafer Supply Agreement, effective as of November 8, 2016 by Power Integrations International Ltd. and Seiko Epson Corporation					X

10.48†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005	10-K	000-23441	10.66	2/26/2010

10.49†	Wafer Supply Agreement, made and entered into as of October 1, 2010, by and between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q	000-23441	10.2	5/8/2012

10.50†	Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q/A	000-23441	10.2	9/19/2014

10.51	Credit Agreement, dated July 5, 2012, by and between Power Integrations, Inc., Union Bank N.A. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	10/31/2012

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
10.52	First Amendment to Credit Agreement dated December 17, 2012, between Power Integrations, Inc., Union Bank, N.A. and Wells Fargo Bank, National Association	10-K	000-23441	10.61	2/22/2013

10.53	Second Amendment to Credit Agreement, dated April 1, 2014, by and between Power Integrations, Inc., Union Bank N.A. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	5/5/2014

10.54	Credit Agreement, dated July 27, 2016, by and between Power Integrations Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/29/2016

10.55*	2016 Executive Officer Compensation Arrangements and 2016 Performance Based Incentive Plan	8-K	000-23441	Item 5.02	2/1/2016

10.56*	2015 Executive Officer Cash Compensation Arrangements and 2015 Bonus Plan	8-K	000-23441	Item 5.02	2/2/2015

10.57*	Offer Letter, dated June 23, 2010, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.2	8/6/2010

10.58*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use prior to January 2013	10-Q	000-23441	10.6	8/6/2010

10.59*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use after January 2013	10-K	000-23441	10.48	2/22/2013

10.60*	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.3	5/5/2014

10.61*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker	10-Q	000-23441	10.5	5/5/2014

10.62*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Doug Bailey	10-Q	000-23441	10.6	5/5/2014

10.63*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Ben Sutherland	10-Q	000-23441	10.7	5/5/2014

10.64*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.8	5/5/2014

10.65*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.10	5/5/2014

10.66*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.11	5/5/2014

10.67*	Executive Officer Benefits Agreement, dates as of April 23, 2015, between Power Integrations, Inc. and Raja Petrakian	10-Q	000-23441	10.1	7/31/2015

10.68*	Compensation arrangement with Balu Balakrishnan	10-Q	000-23441	Item 5 of Part II	5/5/2014

14.1	Code of Business Conduct and Ethics	8-K	000-23441	14.1	2/4/2008
21.1	List of subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
24.1	Power of Attorney (See signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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