Form 10-Q
period 2017-03-31
POWER INTEGRATIONS INC
filed 2017-05-05
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 13, 2017
Common Stock, $0.001 par value	29,693,465

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and in Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to: our quarterly operating results are volatile and difficult to predict, and if we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly; if demand for our products declines in our major end markets, our net revenues will decrease; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; if we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies; and our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,335	$62,134
Short-term marketable securities	203,753	188,323
Accounts receivable, net of allowances for doubtful accounts of $525 in 2017 and 2016	15,046	6,528
Inventories	51,149	52,564
Prepaid expenses and other current assets	16,770	8,715
Total current assets	333,053	318,264
PROPERTY AND EQUIPMENT, net	105,893	95,296
INTANGIBLE ASSETS, net	29,890	31,502
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	19,857	11,342
OTHER ASSETS	8,118	6,157
Total assets	$588,660	$554,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,478	$29,727
Accrued payroll and related expenses	9,146	10,756
Taxes payable	877	729
Other accrued liabilities	3,409	2,734
Total current liabilities	50,910	43,946
LONG-TERM INCOME TAXES PAYABLE	2,804	2,639
DEFERRED TAX LIABILITIES	688	820
OTHER LIABILITIES	4,115	3,921
Total liabilities	58,517	51,326
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	29	28
Additional paid-in capital	182,235	172,875
Accumulated other comprehensive loss	(2,514)	(2,710)
Retained earnings	350,393	332,891
Total stockholders’ equity	530,143	503,084
Total liabilities and stockholders’ equity	$588,660	$554,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2017	2016
NET REVENUES	$104,688	$88,036
COST OF REVENUES	54,212	43,548
GROSS PROFIT	50,476	44,488

OPERATING EXPENSES:
Research and development	16,640	14,779
Sales and marketing	12,216	11,406
General and administrative	8,704	7,850
Total operating expenses	37,560	34,035
INCOME FROM OPERATIONS	12,916	10,453
OTHER INCOME	506	261
INCOME BEFORE INCOME TAXES	13,422	10,714
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(677)	335
NET INCOME	$14,099	$10,379

EARNINGS PER SHARE:
Basic	$0.48	$0.36
Diluted	$0.47	$0.35

SHARES USED IN PER SHARE CALCULATION:
Basic	29,456	28,679
Diluted	30,248	29,244
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
NET INCOME	$14,099	$10,379
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three months ended March 31, 2017 and 2016	64	(54)
Unrealized gain on marketable securities, net of $0 tax in each of the three months ended March 31, 2017 and 2016	83	213
Amortization of defined benefit pension items, net of tax of $13 and $11 in the three months ended March 31, 2017 and 2016, respectively	49	40
Total other comprehensive income	196	199
TOTAL COMPREHENSIVE INCOME	$14,295	$10,578
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,099	$10,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,112	4,315
Amortization of intangibles	1,612	1,792
Loss on disposal of property and equipment	38	78
Stock-based compensation expense	4,969	4,416
Amortization of premium on marketable securities	251	260
Deferred income taxes	(1,105)	(81)
Increase in accounts receivable allowances	—	89
Change in operating assets and liabilities:
Accounts receivable	(8,518)	(2,585)
Inventories	1,415	6,269
Prepaid expenses and other assets	(8,234)	(1,388)
Accounts payable	(2,377)	(1,840)
Taxes payable and accrued liabilities	(315)	(1,413)
Net cash provided by operating activities	5,947	20,291
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,403)	(2,095)
Purchases of marketable securities	(61,938)	(45,227)
Proceeds from sales and maturities of marketable securities	46,340	38,531
Net cash used in investing activities	(22,001)	(8,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	4,392	2,957
Repurchase of common stock	—	(6,085)
Payments of dividends to stockholders	(4,137)	(3,729)
Net cash provided by (used in) financing activities	255	(6,857)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,799)	4,643
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,134	90,092
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,335	$94,735
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$11,953	$1,513
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net	$(1,439)	$613

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
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in its Form 10-K filed on February 8, 2017, with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:
Significant Accounting Policies and Estimates
Except for the changes below, no material changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on February 8, 2017, for the year ended December 31, 2016. The accounting policy information below is to aid in the understanding of the financial information disclosed.
The Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606-10), effective on January 1, 2017. Prior to the adoption of ASC 606-10, the Company deferred the recognition of revenue and the cost of revenue from certain sales until the distributors reported that they had sold the products to their customers (known as “sell though” revenue recognition). Under ASC 606-10, the Company recognizes revenue on sales to all distributors upon shipment and transfer of control (known as “sell-in” revenue recognition). As a result of this adoption, the Company revised its accounting policy for revenue recognition as detailed below.
Revenue Recognition
Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. The Company applies the provisions of Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on their relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment.
Frequently, the Company receives orders with multiple delivery dates that may extend across several reporting periods. The Company allocates the transaction price of the contract to each delivery based on the product standalone selling price. The Company invoices for each scheduled delivery upon shipment and recognizes revenues for such delivery at that point, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed.
Sales to international customers that are shipped from the Company’s facility outside of the United States are pursuant to EX Works, or EXW, shipping terms, meaning that control of the product transfers to the customer upon shipment from the Company’s foreign warehouse. Sales to international customers that are shipped from the Company’s facility in California are pursuant to Delivered at Frontier, or DAF, shipping terms. As such, control of the product passes to the customer when the shipment reaches the

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

destination country and revenue is recognized upon the arrival of the product in that country. Shipments to customers in the Americas are pursuant to Free on Board, or FOB, point of origin shipping terms meaning that control is passed to the customer upon shipment.
Sales to most distributors are made under terms allowing certain price adjustments and limited rights of return of the Company’s products held in their inventory or upon sale to their end customers. Revenue from sales to distributors is recognized upon the transfer of control and is reduced by reserves for price adjustments and rights of return. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to the Company to adjust the distributor’s cost from the standard price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the ship and debit claim. The Company maintains a reserve for these unprocessed claims and for estimated future ship and debit price adjustments as reduction to accounts receivable in the accompanying condensed consolidated balance sheets. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of actual ship and debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. To evaluate the adequacy of the reserves, the Company analyzes historical ship and debit claims and inventory levels in the distributor channels. Historically, adjustments for actual ship and debit claims relative to reserves have not materially differed. Most of the Company’s distributors are entitled to limited rights of return, referred to as stock rotation. Stock rotation reserves are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. Historically, these reserves for distributor stock rotation have not been material.
Sales to certain distributors are made under terms that do not include rights of return or price concessions after the product is shipped to the distributor. Accordingly, upon application of steps one through five above, product revenue is recognized upon shipment and transfer of control.
The Company generally warrants that its products will substantially conform to the published specifications for twelve months from the date of shipment. The Company’s liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial. As such, the Company does not record a specific warranty reserve or consider activities related to such warranty, if any, to be a separate performance obligation.
Adoption of New Accounting Standards
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
The Company elected to early adopt the new standards, effective on January 1, 2017, using the full retrospective method, under which the amendments were applied to all prior periods presented. Under the new standards the Company recognizes all revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition on sales to certain distributors until the distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition).
The impacts of adoption on the Company's previously reported condensed consolidated financial statements were as follows:

Condensed Consolidated Balance Sheet:	December 31, 2016
(In thousands)	As Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$6,961	$(433)	$6,528
Prepaid expenses and other current assets	8,520	195	8,715
Deferred tax assets	12,032	(690)	11,342
Deferred income on sales to distributors	16,207	(16,207)	—
Other accrued liabilities	2,434	300	2,734
Retained earnings	$317,912	$14,979	$332,891

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Income:	Three Months Ended March 31, 2016
(In thousands, except per share amounts)	As Reported	Impact of Adoption	As Adjusted
Net revenues	$85,326	$2,710	$88,036
Cost of revenues	42,379	1,169	43,548
Provision for income taxes	330	5	335
Net income	$8,843	$1,536	$10,379

Earnings per share
Basic	$0.31	$0.05	$0.36
Diluted	$0.30	$0.05	$0.35

Condensed Consolidated Statement of Cash Flows:	Three Months Ended March 31, 2016
(In thousands)	As Reported	Impact of Adoption	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,843	$1,536	$10,379
Deferred income taxes	(86)	5	(81)
Accounts receivable	(3,565)	980	(2,585)
Prepaid expenses and other assets	(868)	(520)	(1,388)
Deferred income on sales to distributors	$2,001	$(2,001)	$—
In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company adopted the new standards in the first quarter of 2017, effective on January 1, 2017. Upon adoption, the Company recognized a windfall tax benefit of $7.5 million, as a cumulative effect adjustment to opening retained earnings, together with a corresponding increase in deferred tax assets.
Recent Accounting Pronouncements
In February 2016, the FASB amended the existing accounting standards for leases, ASU 2016-02, Leases. The amendments require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged from that applied under previous U.S. GAAP. The Company is required to adopt the amendments in the first quarter of fiscal 2019, with early adoption permitted. The amendments require a modified retrospective transition approach to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of these amendments and the transition alternatives on its condensed consolidated financial statements.

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	March 31, 2017	December 31, 2016
Accounts receivable trade	$64,111	$46,849
Allowances for ship and debit	(46,081)	(38,075)
Allowances for stock rotation and rebate	(2,459)	(1,721)
Allowances for doubtful accounts	(525)	(525)
Total	$15,046	$6,528
Inventories

(In thousands)	March 31, 2017	December 31, 2016
Raw materials	$12,352	$14,610
Work-in-process	15,251	15,194
Finished goods	23,546	22,760
Total	$51,149	$52,564

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepaid Expenses and Other Current Assets

(In thousands)	March 31, 2017	December 31, 2016
Prepaid legal fees	$1,883	$212
Prepaid income tax	923	2,431
Prepaid maintenance agreements	1,784	1,399
Interest receivable	1,075	743
Advance to suppliers	6,316	69
Other	4,789	3,861
Total	$16,770	$8,715
Intangible Assets

	March 31, 2017			December 31, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Developed technology	33,270	(16,394)	16,876	33,270	(15,455)	17,815
Customer relationships	20,030	(13,057)	6,973	20,030	(12,474)	7,556
In-place leases	660	(570)	90	660	(480)	180
Total intangible assets	$59,911	$(30,021)	$29,890	$59,911	$(28,409)	$31,502
The estimated future amortization expense related to finite-lived intangible assets at March 31, 2017, is as follows:

Fiscal Year	Estimated Amortization (In thousands)
2017 (remaining nine months)	$4,472
2018	5,152
2019	4,753
2020	3,528
2021	2,662
Thereafter	3,372
Total (1)	$23,939
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized, upon completion of development, over the estimated useful life of the technology.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016, were as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	March 31,		March 31,				March 31,		March 31,
(In thousands)	2017	2016	2017		2016		2017	2016	2017	2016
Beginning balance	$(220)	$(97)	$(1,936)		$(1,584)		$(554)	$(170)	$(2,710)	$(1,851)
Other comprehensive income (loss) before reclassifications	83	213	—		—		64	(54)	147	159
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	49	(1)	40	(1)	—	—	49	40
Net-current period other comprehensive income (loss)	83	213	49		40		64	(54)	196	199
Ending balance	$(137)	$116	$(1,887)		$(1,544)		$(490)	$(224)	$(2,514)	$(1,652)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended March 31, 2017 and 2016.

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
    The fair-value hierarchy of the Company's cash equivalents and marketable securities at March 31, 2017, and December 31, 2016, was as follows:

	Fair Value Measurement at
	March 31, 2017
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$42,227	$—	$42,227
Money market funds	176	176	—
Corporate securities	165,664	—	165,664
Government securities	9,395	—	9,395
Total	$217,462	$176	$217,286

	Fair Value Measurement at
	December 31, 2016
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Commercial paper	$58,031	$—	$58,031
Money market funds	1,916	1,916	—
Corporate securities	132,141	—	132,141
Total	$192,088	$1,916	$190,172
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2017, and the twelve months ended December 31, 2016.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at March 31, 2017, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Commercial paper	$10,679	$—	$—	$10,679
Corporate securities	21,123	—	(14)	21,109
Total	31,802	—	(14)	31,788
Investments due in 4-12 months:
Commercial paper	18,015	—	—	18,015
Corporate securities	67,313	30	(27)	67,316
Total	85,328	30	(27)	85,331
Investments due in 12 months or greater:
Corporate securities	77,353	13	(127)	77,239
Government securities	9,406	—	(11)	9,395
Total	86,759	13	(138)	86,634
Total marketable securities	$203,889	$43	$(179)	$203,753

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at December 31, 2016, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Commercial paper	$36,996	$—	$—	$36,996
Corporate securities	9,342	2	(2)	9,342
Total	46,338	2	(2)	46,338
Investments due in 4-12 months:
Commercial paper	19,186	—	—	19,186
Corporate securities	59,714	15	(76)	59,653
Total	78,900	15	(76)	78,839
Investments due in 12 months or greater:
Corporate securities	63,305	21	(180)	63,146
Total	63,305	21	(180)	63,146
Total marketable securities	$188,543	$38	$(258)	$188,323
As of March 31, 2017, and December 31, 2016, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2017, and March 31, 2016:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cost of revenues	$143	$90
Research and development	1,634	1,469
Sales and marketing	1,097	1,027
General and administrative	2,095	1,830
Total stock-based compensation expense	$4,969	$4,416
Stock-based compensation expense in the three months ended March 31, 2017 was approximately $5.0 million (comprising approximately $1.2 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards, $3.5 million related to restricted stock unit (RSU) awards and $0.3 million related to the Company’s employee stock purchase plan). Stock-based compensation expense in the three months ended March 31, 2016, was $4.4 million (comprising approximately $0.1 million related to stock options, $0.7 million related to PSUs and PRSUs, $3.3 million related to RSUs and $0.3 million related to the Company’s employee stock purchase plan).
Stock Options
A summary of stock options outstanding as of March 31, 2017, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2017	697	$28.62
Granted	—	—
Exercised	(51)	$34.13
Forfeited or expired	—	—
Outstanding at March 31, 2017	646	$28.17	2.51	$24,268
Vested and exercisable at March 31, 2017	646		2.51	$24,268

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In January 2017, it was determined that approximately 99,000 shares of the PSUs granted in 2016, vested in aggregate and were released to the Company’s employees and executives in the first quarter of 2017.
A summary of PSUs outstanding as of March 31, 2017, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2017	99	$46.25
Granted	55	$64.11
Vested	(99)	$46.25
Forfeited	—	—
Outstanding at March 31, 2017	55	$64.11	0.75	$3,616
Outstanding and expected to vest at March 31, 2017	46		0.75	$3,020
PRSU Awards
            The Company's PRSU program provides for the issuance of PRSUs which will vest based on the Company's performance measured against the PRSU program's established revenue targets. PRSUs are granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company's performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2015, 2016 and 2017 were based on the Company’s annual revenue growth over the respective three-year performance period.
Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year depending on the number of shares expected to vest based on progress toward the performance target. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.
A summary of PRSUs outstanding as of March 31, 2017, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2017	150	$47.65
Granted	71	$63.00
Vested	—	—
Forfeited	(7)	$47.89
Outstanding at March 31, 2017	214	$52.75	1.76	$14,083
Outstanding and expected to vest at March 31, 2017	183		1.96	$12,002

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSU Awards
A summary of RSUs outstanding as of March 31, 2017, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2017	718	$47.54
Granted	115	$62.72
Vested	(110)	$45.14
Forfeited	(19)	$47.55
Outstanding at March 31, 2017	704	$50.40	1.70	$46,235
Outstanding and expected to vest at March 31, 2017	655		1.33	$43,092

7. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUES:
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
Customer Concentration
The Company's top ten customers accounted for approximately 59% of net revenues for the three months ended March 31, 2017, and approximately 64% of net revenues in the corresponding period of the previous year. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Sales to distributors were $80.6 million and $67.3 million in the three months ended March 31, 2017 and 2016, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In the three months ended March 31, 2017, one customer, a distributor of the Company's products, accounted for more than 10% of the Company’s net revenues. In the three months ended March 31, 2016, two customers, both distributors, accounted for more than 10% of the Company’s net revenues.
The following table discloses these customers’ percentage of revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2017	2016
Avnet	17%	22%
Powertech Distribution Ltd.	*	12%
_______________

*	Total customer percentage of revenues was less than 10%.
No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2017, and December 31, 2016, 67% and 70%, respectively, of accounts receivable were concentrated with the Company’s top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	March 31, 2017	December 31, 2016
Avnet	17%	24%
Burnon International Ltd.	12%	*
_______________

*	Total customer percentage of accounts receivable was less than 10%.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three months ended March 31, 2017, and March 31, 2016, were as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
United States of America	$3,829	$3,608
Hong Kong/China	54,845	43,342
Taiwan	13,034	10,399
Korea	9,506	9,673
Western Europe (excluding Germany)	11,971	10,711
Japan	4,648	4,808
Germany	2,796	2,099
Other	4,059	3,396
Total net revenues	$104,688	$88,036

8. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:
Common Stock Repurchases
The Company did not repurchase any shares of the Company’s common stock in the three months ended March 31, 2017. As of March 31, 2017, the Company had approximately $23.6 million remaining under its current repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
Cash Dividends
In January 2017, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.14 per share to be paid to stockholders of record at the end of each quarter in 2017. For the three months ended March 31, 2017, and March 31, 2016, cash dividends declared and paid were as follows:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2017	March 31, 2016
Dividends declared and paid	$4,137	$3,729
Dividends declared per common share	$0.14	$0.13

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2017	2016
Basic earnings per share:
Net income	$14,099	$10,379
Weighted-average common shares	29,456	28,679
Basic earnings per share	$0.48	$0.36
Diluted earnings per share: (1)
Net income	$14,099	$10,379
Weighted-average common shares	29,456	28,679
Effect of dilutive awards:
Employee stock plans	792	565
Diluted weighted-average common shares	30,248	29,244
Diluted earnings per share	$0.47	$0.35
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2017 and 2016 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In each of the three months ended March 31, 2017 and 2016, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

10. PROVISION FOR INCOME TAXES:
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.
The Company's effective tax rates for the three months ended March 31, 2017 and 2016, were (5.0)% and 3.1%, respectively. The difference between the statutory rate of 35% and the Company’s effective tax rates for each of the three months ended March 31, 2017 and 2016 was due primarily to the geographic distribution of the Company’s world-wide earnings in lower tax jurisdictions and federal research tax credits. Additionally, in the three months ended March 31, 2017 the rate was favorably impacted by the recognition of excess tax benefits of approximately $1.0 million related to share-based payments. Effective January 1, 2017, the Company adopted ASU 2016-09, under which all excess tax benefits and tax deficiencies are recognized prospectively as income tax expense or benefit in the income statement. For additional details on the adoption of ASU 2016-09, refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in these Notes to Unaudited Condensed Consolidated Financial Statements.
As of March 31, 2017, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly owned subsidiary System General Corporation (referred to collectively as “Fairchild”), in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties’ motions but granted the Company’s motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company’s patents, that Fairchild has induced others to infringe the Company’s patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company’s products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties’ post-trial motions on liability but granted the Company’s motion for judgment as a matter of law finding that Fairchild infringed another of the Company’s patents. On April 25, 2013, the Court denied both parties’ motions regarding the unenforceability of each other’s patents. The Company challenged adverse findings on appeal; nevertheless, the Company estimated that even if the verdict on Fairchild’s patent had ultimately been upheld, the sales potentially impacted would have amounted to less than 0.5% of the Company’s revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well. Following a hearing on the issue in June 2014, the Court denied Fairchild’s request for an injunction against the Company and granted the Company’s request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, and both parties filed appeals with the Federal Circuit. After briefing was completed, oral argument on the appeal took place in early July 2016, and on December 12, 2016, the Federal Circuit issued its opinion in the appeal, overturning the lone infringement verdict against the Company, finding one of the Company’s patents invalid, and overturning the District Court’s jury instruction on inducement. In view of the Federal

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Circuit’s rejection of the District Court’s jury instruction on inducement, the Court also vacated the inducement findings and associated injunction against Fairchild and remanded the case for a retrial on inducement, but the underlying validity and infringement findings against Fairchild on those two patents remain intact. On remand, the Company will also be seeking financial damages, as well as enhanced damages for willful infringement; these issues are to be decided in separate proceedings at a later date.
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining SG and Fairchild from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company’s patents now at issue in the case is unenforceable. On May 5, 2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company’s objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. Thereafter, the parties completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Following a retrial on the issue of damages in December 2015, the jury returned a verdict in the Company’s favor, finding that the Company’s patented technology created the basis for customer demand for the infringing Fairchild products and awarding $139.8 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. Fairchild filed post-trial motions challenging the verdict, but the Court rejected Fairchild’s motions challenging the damages verdict in August 2016. The Company also filed motions requesting enhanced damages and attorney fees and reinstatement of the willfulness finding against Fairchild in view of an intervening change of law; on January 13, 2017, the District Court reinstated the finding that Fairchild’s infringement was willful but declined to enhance damages or award fees. In January 2017, Fairchild filed a further challenge to the verdict, but the Court rejected Fairchild’s motion and entered a final judgment of $146.5 million after factoring in pre-judgment interest. Fairchild’s appeal on the merits is expected to go forward in the coming months.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (PTO) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing took place. Following a hearing in May 2015, the Federal Circuit ruled in the Company’s favor on August 12, 2015, overturning the PTO’s claim construction and remanding the case for further proceedings. On remand, the PTO ignored the Federal Circuit’s guidance, so the Company has filed another appeal to the Federal Circuit; further briefing and proceedings on the second appeal will take place in the coming months.
On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild’s wholly owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleged that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company answered Fairchild’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company’s patents. Fairchild withdrew its claim for infringement of one of the patents it asserted against the Company after the Company’s preliminary challenge. The parties streamlined their contentions in view of the Court’s pretrial rulings, and following a trial in late May and early June 2015, a jury returned a verdict finding that Fairchild infringed one of the Company’s patents, that Fairchild has induced and contributed to others’ infringement of the Company’s patent, and that the Company induced infringement of a Fairchild patent that was previously found infringed in the 2012 trial described above, with a damages award of $2.4 million in favor of Fairchild. Both parties filed post-trial motions and challenges to various portions of the jury verdicts, and the Court addressed the first wave of post-trial motions, denying each side’s challenges to the verdict and denying Fairchild’s request for an injunction. In parallel proceedings, the Federal Circuit overturned the underlying finding of infringement against the Company on the Fairchild patent-in-suit, and the Company moved to vacate the inducement and damages judgment against the Company, a motion that Fairchild did not oppose. Further proceedings and an appeal of the outstanding issues are expected in the coming months.
On October 21, 2015, the Company filed a complaint for patent infringement against Fairchild Semiconductor Corporation, Fairchild Semiconductor International, Inc., and wholly-owned subsidiary Fairchild (Taiwan) Corporation (referred to collectively as “Fairchild”) to address Fairchild’s continued infringement of two patents Fairchild was previously found to infringe in the three District Court cases the Company brought against Fairchild discussed above. In each of the three prior cases, Fairchild was found to infringe one of the patents at issue in the latest complaint, and Fairchild’s challenges to the validity of the patents were rejected during the course of the prior lawsuits as well. Fairchild has answered the Company’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid. Fairchild’s answer also included counterclaims accusing the Company of infringing four patents pertaining to power conversion integrated circuit devices, including one patent the Company was found not to infringe in prior litigation. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. On December 15, 2016, the Court stayed the case pending resolution of the parties’ inter partes review (IPR) and reexamination proceedings regarding the patents-in-suit.
On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an inter partes review (IPR) of the validity of the Company’s U.S. Patent No. 6,212,079 (the ’079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ’079 patent is also asserted in the Company’s most recent lawsuit against Fairchild filed in October 2015, also discussed above. On March 29, 2016, ON Semiconductor Corporation filed another petition requesting inter partes review of the Company’s ’079 patent. Since that time, ON Semiconductor filed eleven more IPR petitions requesting review of various patents that the Company previously asserted against Fairchild as described above. The PTO denied Silver Star Capital’s IPR petition on the ’079 patent but instituted IPR proceedings with respect to ON Semiconductor’s petition directed to the ’079 patent, with further proceedings expected in the coming months. The PTO also instituted IPR proceedings in response to eight of ON’s eleven other petitions, denying institution in three cases; further proceedings are expected in the coming months. Although the validity of the Company’s challenged patents has previously been confirmed in the Company’s District Court litigation with Fairchild and in many cases in prior PTO reexamination proceedings as well, and though the Company intends to vigorously defend the validity of its patents, the outcome of the IPR proceedings is uncertain.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On November 1, 2016, the Company filed a lawsuit against ON Semiconductor in the United States District Court for the Northern District of California to address ON Semiconductor’s infringement of six patents. No date has been set for trial, but the court denied ON Semiconductor’s motion requesting that the case be transferred to Arizona. Instead, following the initial case management conference on March 16, 2017, the Court stayed the case for 60 days in view of the Company’s pending motions in the Arizona lawsuit between the parties, with further submissions and proceedings to follow in the coming months.
On December 27, 2016, ON Semiconductor filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, ON Semiconductor alleges that the Company has infringed and is infringing six patents and requests injunctive relief. On March 9, 2017, ON dismissed its Texas complaint and re-filed a substantially similar complaint in the District of Delaware. The Company has not yet answered ON Semiconductor’s complaint, and no date has been set for trial, but the Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2017. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 8, 2017, which reflects our adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606). Refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion regarding our adoption of ASC 606. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and in Part II, Item 1A-“Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.
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
A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, power tools, industrial controls, lighting applications that utilize light-emitting diodes (LEDs), and “smart-home,” or “internet of things” applications such as networked thermostats, power strips and other home-automation and security devices.
    We also offer high-voltage gate drivers – either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry – used to operate high-voltage switches such as insulated-gate bipolar transistors (IGBTs). These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to one gigawatt) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.
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
While the size of our addressable market fluctuates with changes in macroeconomic conditions, the market has generally exhibited only a modest growth rate over time as growth in the unit volume of power converters has largely been offset by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on our penetration of the addressable market, and our success in expanding the addressable market by introducing new products that expand the range of applications we can address and/or increase the value of the components we can sell into a power converter. Our growth strategy includes the following elements:

•
Increase the penetration of our ICs in the “low-power” market. The largest proportion of our revenues comes from AC-DC power-supply applications requiring 500 watts of output or less. We continue to introduce more advanced products for this market that offer higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

•
Increase the penetration of our products and the size of our market opportunity in “high-power” applications. We also bring the benefits of integration to higher-power applications (up to approximately one gigawatt). In particular, we sell our gate-driver products into applications such as industrial motor drives, renewable energy systems, DC transmission systems and electric vehicles. We have recently expanded our addressable market for high-power applications by introducing the SCALE-iDriverTM product family, which enables us to address applications between approximately 10 kilowatts and 100 kilowatts, whereas previously our sales of high-power products were primarily for applications above 100 kilowatts.

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
Recent Results
Our net revenues were $104.7 million and $88.0 million in the three months ended March 31, 2017 and 2016, respectively. The increase in revenues was primarily due to the success of our InnoSwitch products in the communications end-market.
Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 59% and 64% of our net revenues in the three months ended March 31, 2017 and 2016, respectively. Our top customer, a distributor of our products, accounted for approximately 17% and 22% of our net revenues in the three months ended March 31, 2017 and 2016, respectively. International sales accounted for 96% of our net revenues in each of the three months ended March 31, 2017 and 2016.
Our gross margin was 48% and 51% in the three months ended March 31, 2017 and 2016, respectively. The decrease in gross margin as compared with the same period in the prior year was driven primarily by higher manufacturing costs stemming from a decline in the value of the U.S. dollar versus the Japanese yen in 2016, which increased the cost of silicon wafers purchased from our Japanese wafer fabrication foundries. In addition, our margin was unfavorably impacted by a change in end-market mix, with a greater percentage of revenues coming from lower-margin end-markets, particularly communications.
Total operating expenses were $37.6 million and $34.0 million in the three months ended March 31, 2017 and 2016, respectively. The increase was due primarily to the expansion of our work force, resulting in higher salary and related expenses, and increased legal expenses as a result of higher fees in connection with our litigation with ON Semiconductor.

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
•income taxes;
•business combinations; and
•goodwill and intangible assets.
Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. Except for the changes below, there have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 2, Summary of Significant Accounting Policies, in each case in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 8, 2017.
We adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606-10), effective on January 1, 2017. Prior to the adoption of ASC 606-10,we deferred the recognition of revenue and the cost of revenue from certain sales until the distributors reported that they had sold the products to their customers (known as “sell though”). Under ASC 606-10, we recognize revenue on sales to all distributors upon shipment and transfer of control (known as “sell-in”). As a result of this adoption, we revised our accounting policy for revenue recognition as detailed below.
Revenue Recognition
Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. We apply the provisions of Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration we expect to be entitled. In order to achieve that core principle, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. As part of our consideration of the contract, we evaluate certain factors including the customer’s ability to pay (or credit risk). For each contract, we consider the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled. As our standard payment terms are less than one year, we elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. We allocate the transaction price to each distinct product based on their relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment.
Frequently, we receive orders with multiple delivery dates that may extend across several reporting periods. We allocate the transaction price of the contract to each delivery based on the product standalone selling price. We invoice for each scheduled delivery upon shipment and recognize revenue for such delivery at that point, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed.
Sales to international customers that are shipped from our facility outside of the United States are pursuant to EX Works, or EXW, shipping terms, meaning that control of the product transfers to the customer upon shipment from our foreign warehouse. Sales to international customers that are shipped from our facility in California are pursuant to Delivered at Frontier, or DAF, shipping terms. As such, control of the product passes to the customer when the shipment reaches the destination country and revenue is recognized upon the arrival of the product in that country. Shipments to customers in the Americas are pursuant to Free on Board, or FOB, point of origin shipping terms meaning that control is passed to the customer upon shipment.
Sales to most distributors are made under terms allowing certain price adjustments and limited rights of return of our products held in their inventory or upon sale to their end customers. Revenue from sales to distributors is recognized upon the transfer of control and is reduced by reserves for price adjustments and rights of return. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor’s cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, a credit memo is issued to the distributor for the ship and debit claim. We maintain a reserve for these unprocessed claims and for estimated future ship and debit price adjustments as reduction to accounts receivable in the accompanying condensed consolidated balance sheets. The reserve is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on an analysis of actual ship and debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. To evaluate the adequacy of the reserves, we analyze historical ship and debit claims and inventory levels in the distributor channels. Historically, adjustments for actual ship and debit claims relative to our reserve have not materially differed. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on our revenues and results of operations. Most of our distributors are entitled to limited rights of return, referred to as stock rotation. Stock rotation reserves are recorded based on historical return rates, as a reduction to revenue with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. Historically, these reserves for distributor stock rotation have not been material.
Sales to certain distributors are made under terms that do not include rights of return or price concessions after the product is shipped to the distributor. Accordingly, upon application of steps one through five above, product revenue is recognized upon shipment and transfer of control.
We generally warrant that our products will substantially conform to the published specifications for twelve months from the date of shipment. Our liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial. As such, we do not record a specific warranty reserve or consider activities related to such warranty, if any, to be a separate performance obligation.
Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Net revenues	100.0%	100.0%
Cost of revenues	51.8	49.5
Gross profit	48.2	50.5
Operating expenses:
Research and development	15.9	16.8
Sales and marketing	11.7	13.0
General and administrative	8.3	8.9
Total operating expenses	35.9	38.7
Income from operations	12.3	11.9
Other income	0.5	0.3
Income before income taxes	12.8	12.2
Provision for (benefit from) income taxes	(0.7)	0.4
Net income	13.5%	11.8%
Comparison of the Three Months Ended March 31, 2017 and 2016
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2017 and 2016 were $104.7 million and $88.0 million, respectively. The increase in revenues was primarily due to the success of our InnoSwitch product in the communications end-market.
Our revenue mix by end market for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
End Market	2017	2016
Communications	28%	23%
Computer	4%	6%
Consumer	37%	38%
Industrial	31%	33%
International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $100.9 million and $84.4 million in the three months ended March 31, 2017 and 2016, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 80% and 78%, respectively, of our net revenues in the three months ended March 31, 2017 and 2016. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for 77% and 76% of net revenues in the three months ended March 31, 2017 and 2016, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

In the three months ended March 31, 2017, one customer, a distributor of our products, accounted for more than 10% of our net revenues. In the three months ended March 31, 2016, two customers, both distributors, accounted for more than 10% of net revenues.
The following table discloses these customers’ percentage of revenues for the respective periods:

	Three Months Ended March 31,
Customer	2017	2016
Avnet	17%	22%
Powertech Distribution Ltd.	*	12%
No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Net revenues	$104.7	$88.0
Gross profit	$50.5	$44.5
Gross margin	48.2%	50.5%
The decrease in gross margin for the three months ended March 31, 2017, compared with the same period in the prior year, was driven primarily by higher manufacturing costs stemming from a decline in the value of the U.S. dollar versus the Japanese yen in 2016, which increased the cost of silicon wafers purchased from our Japanese wafer fabrication foundries. In addition, our margin was unfavorably impacted by a change in end-market mix, with a greater percentage of revenues coming from lower-margin end-markets, particularly communications.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Net revenues	$104.7	$88.0
R&D expenses	$16.6	$14.8
R&D expenses as a % of net revenue	15.9%	16.8%
R&D expenses increased in the three months ended March 31, 2017 as compared to the same period in 2016, due primarily to the expansion of headcount in support of our product-development efforts.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Net revenues	$104.7	$88.0
S&M expenses	$12.2	$11.4
S&M expenses as a % of net revenue	11.7%	13.0%
S&M expenses increased in the three months ended March 31, 2017 as compared to the same period in 2016, due primarily to the expansion of our sales force, resulting in higher salary and related expenses.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Net revenues	$104.7	$88.0
G&A expenses	$8.7	$7.9
G&A expenses as a % of net revenue	8.3%	8.9%
G&A expenses increased in the three months ended March 31, 2017 as compared to the same period in 2016. The increase was due primarily to an increase in legal expenses as a result of higher fees in connection with our litigation with ON Semiconductor.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and foreign exchange gains or losses. The table below compares other income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Net revenues	$104.7	$88.0
Other income	$0.5	$0.3
Other income as a % of net revenue	0.5%	0.3%
The increase in other income in the three months ended March 31, 2017 as compared to the same period in 2016, was due to an increase in interest income reflecting an increase in our cash and investment balances along with an increase in interest rates earned on those balances.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Income before income taxes	$13.4	$10.7
Provision for (benefit from) income taxes	$(0.7)	$0.3
Effective tax rate	(5.0)%	3.1%
Our effective tax rates for the three months ended March 31, 2017 and 2016 were (5.0)% and 3.1%, respectively. In the three months ended March 31, 2017 and 2016, the effective tax rate was lower than the statutory federal income-tax rate of 35% due to the geographic distribution of our world-wide earnings in lower tax jurisdictions and federal research tax credits. Additionally, in the three months ended March 31, 2017 the rate was favorably impacted by the recognition of excess tax benefits of approximately $1.0 million related to share-based payments. Effective January 1, 2017, we adopted Accounting Standards Update 2016-09 (ASU 2016-09), Compensation - Stock Compensation, under which all excess tax benefits and tax deficiencies are recognized prospectively as income tax expense or benefit in the income statement. For additional details on our adoption of ASU 2016-09, refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
As of March 31, 2017, we had $250.1 million in cash, cash equivalents and short-term marketable securities, a decrease of approximately $0.4 million from $250.5 million as of December 31, 2016. As of March 31, 2017, we had working capital, defined as current assets less current liabilities, of $282.1 million, an increase of approximately $7.8 million from $274.3 million as of December 31, 2016.
Operating activities generated cash of $5.9 million in the three months ended March 31, 2017. Net income for this period was $14.1 million; we also incurred non-cash stock-based compensation expense, depreciation and amortization of $5.0 million, $4.1 million and $1.6 million, respectively. Sources of cash also included a $1.4 million decrease in inventory due to increased sales during the quarter. These sources of cash were partially offset by an $8.5 million increase in accounts receivable due to increased sales in March 2017 compared to December 2016, an $8.2 million increase in prepaid expenses and supplier advances and a $2.4 million decrease in accounts payable, excluding payables related to property and equipment, due primarily to the timing of payments and a $1.1 million increase in deferred income taxes.
Operating activities generated cash of $20.3 million in the three months ended March 31, 2016. Net income for this period was $10.4 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $4.3 million, $1.8 million and $4.4 million, respectively. Sources of cash also included a $6.3 million decrease in inventory due to ongoing inventory optimization. These sources of cash were partially offset by a $2.6 million increase in accounts receivable due to the timing of cash receipts in March 2016 compared to December 2015, a $1.8 million decrease in accounts payable due primarily to the timing of payments, a $1.3 million decrease in accrued payroll related expenses and a $0.9 million increase in prepaid expenses.
Our investing activities in the three months ended March 31, 2017, resulted in a $22.0 million net use of cash, consisting of $15.6 million for purchases of marketable securities, net of maturities, and $6.4 million for purchases of property and equipment, primarily production-related machinery and equipment. Our investing activities in the three months ended March 31, 2016, resulted in an $8.8 million net use of cash, consisting of $6.7 million for purchases of marketable securities, net of maturities, and $2.1 million for purchases of property and equipment, primarily production-related machinery and equipment.
Our financing activities in the three months ended March 31, 2017 provided $0.3 million of cash. Financing activities consisted of proceeds of $4.4 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, offset by $4.1 million for the payment of dividends to stockholders. Our financing activities in the three months ended March 31, 2016 resulted in a $6.9 million net use of cash. Financing activities consisted of $6.1 million for the repurchase of our common stock and $3.7 million for the payment of dividends to stockholders, partially offset by proceeds of $3.0 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
On July 27, 2016, we entered into a Credit Agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on July 26, 2019; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of March 31, 2017, we had no amounts outstanding under our agreement.
In January 2016, our board of directors declared four cash dividends in the amount of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2016. We paid a total of $15.1 million in cash dividends in 2016. In January 2017, our board of directors declared four quarterly cash dividends in the amount of $0.14 per share to be paid to stockholders of record at the end of each quarter in 2017. A dividend payout of approximately $4.1 million occurred on March 31, 2017. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
We did not repurchase any of our common stock during the three months ended March 31, 2017. As of March 31, 2017, we had approximately $23.6 million remaining in our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of March 31, 2017, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $17.3 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.
As of March 31, 2017, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. We expect continued sales growth in our foreign business and plan to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. We do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that we intend to invest indefinitely outside the U.S., unless such taxes are otherwise required under U.S. tax law. A portion of our foreign subsidiaries current and future earnings may be remitted prospectively to the U.S. for domestic cash flow purposes and, accordingly, provide for the related U.S. taxes in our condensed consolidated financial statements. Currently the majority of our cash and marketable securities are held in the U.S. If we change our intent to invest our undistributed earnings outside the U.S. indefinitely or if a greater amount of undistributed earnings are needed for U.S. operations than previously anticipated and for which U.S. taxes have not been recorded, we would be required to accrue or pay U.S. taxes (subject to an adjustment for foreign tax credits, where applicable) and withholding taxes payable to various foreign countries on some or all of these undistributed earnings. As of December 31, 2016, we had undistributed earnings of foreign subsidiaries that are indefinitely invested outside of the U.S. of approximately $265.0 million.
If our operating results deteriorate during the remainder of 2017 as a result of a decrease in customer demand, pricing pressure, or other factors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our credit agreement or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.
Off-Balance-Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been a material change in our exposure to foreign currency exchange and interest rate risks from that described in our Annual Report on Form 10-K for the year ended December 31, 2016.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At March 31, 2017, and December 31, 2016, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of March 31, 2017, or December 31, 2016, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of March 31, 2017, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of March 31, 2017, and December 31, 2016, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Changes in Internal Control over Financial Reporting
Effective January 1, 2017 we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers. Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS
As of the date of this filing, the risk factors have not changed substantively from those disclosed in Part 1 Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016, which risk factors are incorporated by reference in this report.

ITEM 5. OTHER INFORMATION
Effective May 4, 2017, the Compensation Committee of the Board of Directors of Power Integrations, Inc., granted to the following executive officers of Power Integrations restricted stock units (“RSUs”) to acquire the following numbers of shares:

Officer	Title	Number of Shares
Balu Balakrishnan	President and Chief Executive Officer	75,000
Sandeep Nayyar	Chief Financial Officer	15,000
Radu Barsan	Vice President, Technology	13,000
Clifford Walker	Vice President, Corporate Development	12,000
Raja Petrakian	Vice President, Operations	10,000
The RSUs vest over eight years beginning April 1, 2017.

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER INTEGRATIONS, INC.

Dated:	May 5, 2017	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws.	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	2017 compensation arrangements with named executive officers.	10-K	000-23441	Item 9B	2/8/2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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