Form 10-Q
period 2017-06-30
POWER INTEGRATIONS INC
filed 2017-07-27
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 14, 2017
Common Stock, $0.001 par value	29,758,991

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and in Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to: our quarterly operating results are volatile and difficult to predict, and if we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly; if demand for our products declines in our major end markets, our net revenues will decrease; intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; if we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies; and our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,649	$62,134
Short-term marketable securities	221,346	188,323
Accounts receivable, net of allowances for doubtful accounts of $605 and $525 in 2017 and 2016, respectively	18,697	6,528
Inventories	52,432	52,564
Prepaid expenses and other current assets	16,902	8,715
Total current assets	342,026	318,264
PROPERTY AND EQUIPMENT, net	113,202	95,296
INTANGIBLE ASSETS, net	28,324	31,502
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	19,328	11,342
OTHER ASSETS	6,809	6,157
Total assets	$601,538	$554,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,124	$29,727
Accrued payroll and related expenses	11,639	10,756
Taxes payable	1,072	729
Other accrued liabilities	3,858	2,734
Total current liabilities	46,693	43,946
LONG-TERM INCOME TAXES PAYABLE	2,805	2,639
DEFERRED TAX LIABILITIES	615	820
OTHER LIABILITIES	4,422	3,921
Total liabilities	54,535	51,326
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	29	28
Additional paid-in capital	189,259	172,875
Accumulated other comprehensive loss	(2,419)	(2,710)
Retained earnings	360,134	332,891
Total stockholders’ equity	547,003	503,084
Total liabilities and stockholders’ equity	$601,538	$554,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
NET REVENUES	$107,563	$97,571	$212,251	$185,607
COST OF REVENUES	54,116	49,786	108,328	93,334
GROSS PROFIT	53,447	47,785	103,923	92,273

OPERATING EXPENSES:
Research and development	17,341	15,859	33,981	30,638
Sales and marketing	13,144	12,018	25,360	23,424
General and administrative	8,765	8,133	17,469	15,983
Total operating expenses	39,250	36,010	76,810	70,045
INCOME FROM OPERATIONS	14,197	11,775	27,113	22,228
OTHER INCOME	465	236	971	497
INCOME BEFORE INCOME TAXES	14,662	12,011	28,084	22,725
PROVISION FOR INCOME TAXES	760	604	83	939
NET INCOME	$13,902	$11,407	$28,001	$21,786

EARNINGS PER SHARE:
Basic	$0.47	$0.40	$0.95	$0.76
Diluted	$0.46	$0.39	$0.92	$0.74

SHARES USED IN PER SHARE CALCULATION:
Basic	29,720	28,850	29,589	28,765
Diluted	30,454	29,422	30,370	29,361
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
NET INCOME	$13,902	$11,407	$28,001	$21,786
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in the three and six months ended June 30, 2017 and 2016	31	37	95	(17)
Unrealized gain on marketable securities, net of $0 tax in the three and six months ended June 30, 2017 and 2016	15	48	98	261
Amortization of defined benefit pension items, net of tax of $14 and $27 in the three and six months ended June 30, 2017, respectively, and $11 and $22 in the three and six months ended June 30, 2016, respectively	49	40	98	80
Total other comprehensive income	95	125	291	324
TOTAL COMPREHENSIVE INCOME	$13,997	$11,532	$28,292	$22,110
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,001	$21,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,469	8,521
Amortization of intangibles	3,178	3,439
Loss on disposal of property and equipment	38	148
Stock-based compensation expense	11,296	9,428
Amortization of premium on marketable securities	508	429
Deferred income taxes	(648)	225
Increase in accounts receivable allowances	80	193
Change in operating assets and liabilities:
Accounts receivable	(12,249)	(6,252)
Inventories	132	5,185
Prepaid expenses and other assets	(8,349)	(674)
Accounts payable	(3,629)	3,039
Taxes payable and accrued liabilities	3,208	(1,566)
Net cash provided by operating activities	30,035	43,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,876)	(4,890)
Purchases of marketable securities	(111,574)	(66,211)
Proceeds from maturities of marketable securities	78,140	52,921
Net cash used in investing activities	(56,310)	(18,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	5,089	3,448
Repurchase of common stock	—	(6,435)
Payments of dividends to stockholders	(8,299)	(7,483)
Net cash used in financing activities	(3,210)	(10,470)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,485)	15,251
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,134	90,092
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,649	$105,343

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$5,851	$1,140
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net	$(1,775)	$4,564

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
The Company adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606-10), effective on January 1, 2017. Prior to the adoption of ASC 606-10, the Company deferred the recognition of revenue and the cost of revenue from certain sales until the distributors reported that they had sold the products to their customers (known as “sell-through” revenue recognition). Under ASC 606-10, the Company recognizes revenue on sales to all distributors upon shipment and transfer of control (known as “sell-in” revenue recognition). As a result of this adoption, the Company revised its accounting policy for revenue recognition as detailed below.
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
Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. In situations where sales are to a distributor, the Company has concluded that its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on their relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. Further, in determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer.
Frequently, the Company receives orders for products to be delivered over multiple dates that may extend across several reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Sales to most distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory or upon sale to their end customers. Revenue from sales to distributors is recognized upon the transfer of control to the distributor. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to the Company to adjust the distributor’s cost from the standard price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the ship and debit claim. In determining the transaction price, the Company considers ship and debit price adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual ship and debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. Historically, actual price adjustments for ship and debit claims relative to those estimated and included when determining the transaction price have not materially differed. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates. Historically, distributor stock rotation adjustments have not been material.
Sales to certain distributors are made under terms that do not include rights of return or price concessions after the product is shipped to the distributor. Accordingly, upon application of steps one through five above, product revenue is recognized upon shipment and transfer of control.
The Company generally provides an assurance warranty that its products will substantially conform to the published specifications for twelve months from the date of shipment. The Company’s liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial. As such, the Company does not record a specific warranty reserve or consider activities related to such warranty, if any, to be a separate performance obligation.
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, amending the existing accounting standards for revenue recognition. The Company elected to early adopt these standards, effective on January 1, 2017, using the full retrospective method, under which the amendments were applied to all prior periods presented. Under the new standards the Company recognizes all revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition on sales to certain distributors until the distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition).
The impact of adoption on the Company's previously reported condensed consolidated financial statements were as follows:

Condensed Consolidated Balance Sheet:	December 31, 2016
(In thousands)	As Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$6,961	$(433)	$6,528
Prepaid expenses and other current assets	8,520	195	8,715
Deferred tax assets	12,032	(690)	11,342
Deferred income on sales to distributors	16,207	(16,207)	—
Other accrued liabilities	2,434	300	2,734
Retained earnings	$317,912	$14,979	$332,891

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended			Six Months Ended
Condensed Consolidated Statements of Income:	June 30, 2016			June 30, 2016
(In thousands, except per share)	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
Net revenues	$97,169	$402	$97,571	$182,495	$3,112	$185,607
Cost of revenues	49,532	254	49,786	91,911	1,423	93,334
Provision for income taxes	598	6	604	928	11	939
Net income	$11,265	$142	$11,407	$20,108	$1,678	$21,786

Earnings per share
Basic	$0.39	$0.01	$0.40	$0.70	$0.06	$0.76
Diluted	$0.38	$0.01	$0.39	$0.68	$0.06	$0.74

	Six Months Ended
Condensed Consolidated Statement of Cash Flows:	June 30, 2016
(In thousands)	As Reported	Impact of Adoption	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,108	$1,678	$21,786
Deferred income taxes	214	11	225
Accounts receivable	(6,385)	133	(6,252)
Prepaid expenses and other assets	(639)	(35)	(674)
Deferred income on sales to distributors	$1,787	$(1,787)	$—
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
Recent Accounting Pronouncements
In February 2016, the FASB amended the existing accounting standards for leases, ASU 2016-02, Leases. The amendments require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged from that applied under previous U.S. GAAP. The Company is required to adopt the amendments in the first quarter of fiscal 2019, with early adoption permitted. The amendments require a modified retrospective transition approach to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of these amendments on its condensed consolidated financial statements.

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	June 30, 2017	December 31, 2016
Accounts receivable trade	$64,621	$46,849
Allowances for ship and debit	(44,218)	(38,075)
Allowances for stock rotation and rebate	(1,101)	(1,721)
Allowances for doubtful accounts	(605)	(525)
Total	$18,697	$6,528
Inventories

(In thousands)	June 30, 2017	December 31, 2016
Raw materials	$12,215	$14,610
Work-in-process	16,442	15,194
Finished goods	23,775	22,760
Total	$52,432	$52,564
Prepaid Expenses and Other Current Assets

(In thousands)	June 30, 2017	December 31, 2016
Prepaid legal fees	$3,698	$212
Prepaid income tax	464	2,431
Prepaid maintenance agreements	1,443	1,399
Interest receivable	1,200	743
Advance to suppliers	6,072	69
Other	4,025	3,861
Total	$16,902	$8,715
Intangible Assets

	June 30, 2017			December 31, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Developed technology	33,270	(17,333)	15,937	33,270	(15,455)	17,815
Customer relationships	20,030	(13,594)	6,436	20,030	(12,474)	7,556
In-place leases	660	(660)	—	660	(480)	180
Total intangible assets	$59,911	$(31,587)	$28,324	$59,911	$(28,409)	$31,502

The estimated future amortization expense related to finite-lived intangible assets at June 30, 2017, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2017 (remaining 6 months)	$2,906
2018	5,152
2019	4,753
2020	3,528
2021	2,662
Thereafter	3,372
Total (1)	$22,373
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized, upon completion of development, over the estimated useful life of the technology.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016, were as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2017	2016	2017		2016		2017	2016	2017	2016
Beginning balance	$(137)	$116	$(1,887)		$(1,544)		$(490)	$(224)	$(2,514)	$(1,652)
Other comprehensive income (loss) before reclassifications	15	48	—		—		31	37	46	85
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	49	(1)	40	(1)	—	—	49	40
Net-current period other comprehensive income (loss)	15	48	49		40		31	37	95	125
Ending balance	$(122)	$164	$(1,838)		$(1,504)		$(459)	$(187)	$(2,419)	$(1,527)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended June 30, 2017 and 2016.

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Six Months Ended		Six Months Ended				Six Months Ended		Six Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2017	2016	2017		2016		2017	2016	2017	2016
Beginning balance	$(220)	$(97)	$(1,936)		$(1,584)		$(554)	$(170)	$(2,710)	$(1,851)
Other comprehensive income (loss) before reclassifications	98	261	—		—		95	(17)	193	244
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	98	(1)	80	(1)	—	—	98	80
Net-current period other comprehensive income (loss)	98	261	98		80		95	(17)	291	324
Ending balance	$(122)	$164	$(1,838)		$(1,504)		$(459)	$(187)	$(2,419)	$(1,527)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the six months ended June 30, 2017 and 2016.

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
The fair-value hierarchy of the Company's cash equivalents and marketable securities at June 30, 2017, and December 31, 2016, was as follows:

	Fair Value Measurement at
	June 30, 2017
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$193,901	$—	$193,901
Commercial paper	23,654	—	23,654
Government securities	9,366	—	9,366
Money market funds	133	133	—
Total	$227,054	$133	$226,921

	Fair Value Measurement at
	December 31, 2016
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$132,141	$—	$132,141
Commercial paper	58,031	—	58,031
Money market funds	1,916	1,916	—
Total	$192,088	$1,916	$190,172
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2017, and the twelve months ended December 31, 2016.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at June 30, 2017, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Commercial paper	$18,079	$—	$—	$18,079
Corporate securities	24,463	—	(5)	24,458
Total	42,542	—	(5)	42,537
Investments due in 4-12 months:
Corporate securities	110,313	10	(88)	110,235
Total	110,313	10	(88)	110,235
Investments due in 12 months or greater:
Corporate securities	59,241	19	(52)	59,208
Government securities	9,372	—	(6)	9,366
Total	68,613	19	(58)	68,574
Total marketable securities	$221,468	$29	$(151)	$221,346

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
As of June 30, 2017, and December 31, 2016, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate and government securities, and determined the unrealized losses were not other-than-temporary.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense for the three and six months ended June 30, 2017, and June 30, 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Cost of revenues	$351	$293	$494	$383
Research and development	2,351	1,940	3,985	3,409
Sales and marketing	1,189	899	2,286	1,926
General and administrative	2,436	1,880	4,531	3,710
Total stock-based compensation expense	$6,327	$5,012	$11,296	$9,428
Stock-based compensation expense in the three months ended June 30, 2017 was $6.3 million (comprising approximately $2.3 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards, $3.7 million related to restricted stock unit (RSU) awards and $0.3 million related to the Company’s employee stock purchase plan). In the six months ended June 30, 2017, stock-based compensation expense was $11.3 million (comprising approximately $3.5 million related to PSUs and PRSUs, $7.2 million related to RSUs and $0.6 million related to the Company’s employee stock purchase plan).
Stock-based compensation expense in the three months ended June 30, 2016 was $5.0 million (comprising approximately $0.1 million related to stock options, $1.6 million related to PSUs and PRSUs, $3.0 million related to RSUs and $0.3 million related to the Company’s employee stock purchase plan). In the six months ended June 30, 2016, stock-based compensation expense was $9.4 million (comprising approximately $0.2 million related to stock options, $2.3 million related to PSUs and PRSUs, $6.3 million related to RSUs and $0.6 million related to the Company’s employee stock purchase plan).

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock options outstanding as of June 30, 2017, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	697	$28.62
Granted	—	—
Exercised	(84)	$31.52
Forfeited or expired	—	—
Outstanding at June 30, 2017	613	$28.22	2.34	$27,417
Vested and exercisable at June 30, 2017	613		2.34	$27,417
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
A summary of PSUs outstanding as of June 30, 2017, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	99	$46.25
Granted	88	$63.99
Vested	(99)	$46.25
Forfeited	—	—
Outstanding at June 30, 2017	88	$63.99	0.50	$6,382
Outstanding and expected to vest at June 30, 2017	80		0.50	$5,807
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

no compensation cost is recognized and any previously recognized compensation is reversed.
A summary of PRSUs outstanding as of June 30, 2017, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	150	$47.65
Granted	71	$63.00
Vested	—	—
Forfeited	(7)	$47.89
Outstanding at June 30, 2017	214	$52.75	1.50	$15,615
Outstanding and expected to vest at June 30, 2017	186		1.69	$13,543
RSU Awards
A summary of RSUs outstanding as of June 30, 2017, and activity during the six months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	718	$47.54
Granted	541	$60.46
Vested	(266)	$46.16
Forfeited	(29)	$49.02
Outstanding at June 30, 2017	964	$55.12	2.44	$70,284
Outstanding and expected to vest at June 30, 2017	854		2.26	$62,277

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
Customer Concentration
The Company's top ten customers accounted for approximately 57% of net revenues in each of the three and six months ended June 30, 2017, and approximately 62% of net revenues in each of the respective corresponding periods of 2016. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (OEMs) and merchant power supply manufacturers. Sales to distributors for the three and six months ended June 30, 2017 were $85.5 million and $166.1 million, respectively, and $73.0 million and $140.3 million, respectively, for the corresponding periods of 2016. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In the three and six months ended June 30, 2017, one customer, a distributor of the Company's products, accounted for more than 10% of the Company’s net revenues. In the three and six months ended June 30, 2016, two customers, also distributors, accounted for more than 10% of the Company’s net revenues.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table discloses these customers’ percentage of revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2017	2016	2017	2016
Avnet	16%	19%	17%	21%
Powertech Distribution Ltd.	*	12%	*	12%
_______________

*	Total customer percentage of revenues was less than 10%.
No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2017, and December 31, 2016, 69% and 70%, respectively, of accounts receivable were concentrated with the Company’s top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	June 30, 2017	December 31, 2016
Avnet	20%	25%
ATM Electronic Corporation	*	13%
_______________

*	Total customer percentage of accounts receivable was less than 10%.
Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and six months ended June 30, 2017, and June 30, 2016, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
United States of America	$4,474	$3,611	$8,303	$7,219
Hong Kong/China	56,547	49,355	111,392	92,697
Taiwan	10,762	14,021	23,796	24,420
Korea	9,678	9,887	19,184	19,560
Western Europe (excluding Germany)	12,751	9,839	24,722	20,550
Japan	5,837	5,535	10,485	10,343
Germany	2,915	1,751	5,711	3,850
Other	4,599	3,572	8,658	6,968
Total net revenues	$107,563	$97,571	$212,251	$185,607

8. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:
Common Stock Repurchases
The Company did not repurchase any shares of its common stock in the six months ended June 30, 2017. As of June 30, 2017, the Company had approximately $23.6 million remaining under its repurchase program, which has no expiration date. In July 2017, the Company’s board of directors authorized the use of an additional $30.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
Cash Dividends
In January 2017, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.14 per share to be paid to stockholders of record at the end of each quarter in 2017. For the three and six months ended June 30, 2017, and June 30, 2016, cash dividends declared and paid were as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Dividends declared and paid	$4,162	$3,754	$8,299	$7,483
Dividends declared per common share	$0.14	$0.13	$0.28	$0.26

9. EARNINGS PER SHARE:
Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units, the assumed issuance of awards under the stock purchase plan and contingently issuable performance based awards, as computed using the treasury stock method.
A summary of the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Basic earnings per share:
Net income	$13,902	$11,407	$28,001	$21,786
Weighted-average common shares	29,720	28,850	29,589	28,765
Basic earnings per share	$0.47	$0.40	$0.95	$0.76
Diluted earnings per share: (1)
Net income	$13,902	$11,407	$28,001	$21,786
Weighted-average common shares	29,720	28,850	29,589	28,765
Effect of dilutive awards:
Employee stock plans	734	572	781	596
Diluted weighted-average common shares	30,454	29,422	30,370	29,361
Diluted earnings per share	$0.46	$0.39	$0.92	$0.74
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

In the three and six months ended June 30, 2017 and 2016, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. PROVISION FOR INCOME TAXES:
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.
The Company's effective tax rates for the three and six months ended June 30, 2017, were 5.2% and 0.3%, respectively. The difference between the statutory rate of 35% and the Company’s effective tax rates for the three and six months ended June 30, 2017, was primarily due to the geographic distribution of the Company’s world-wide earnings in lower tax jurisdictions and federal research tax credits. Additionally, in the three and six months ended June 30, 2017 the rate was favorably impacted by the recognition of excess tax benefits of approximately $0.4 million and $1.4 million, respectively, related to share-based payments. Effective January 1, 2017, the Company adopted ASU 2016-09, under which all excess tax benefits and tax deficiencies are recognized prospectively as income tax expense or benefit in the income statement. For additional details on the adoption of ASU 2016-09, refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in these Notes to Unaudited Condensed Consolidated Financial Statements. The Company's effective tax rates for the three and six months ended June 30, 2016, were 5.0% and 4.1%, respectively. The difference between the expected statutory rate of 35% and the Company's effective tax rates for the three and six months ended June 30, 2016, was due primarily to the geographic distribution of the Company’s world-wide earnings in lower tax jurisdictions and federal research tax credits.
As of June 30, 2017, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly owned subsidiary System General Corporation (referred to collectively as “Fairchild”), in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties’ motions but granted the Company’s motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company’s patents, that Fairchild has induced others to infringe the Company’s patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company’s products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties’ post-trial motions on liability but granted the Company’s motion for judgment as a matter of law finding that Fairchild infringed another of the Company’s patents. On April 25, 2013, the Court denied both parties’ motions regarding the unenforceability of each other’s patents. The Company challenged adverse findings on appeal; nevertheless, the Company estimated that even if the verdict on Fairchild’s patent had ultimately been upheld, the sales potentially impacted would have amounted to less than 0.5% of the Company’s revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well. Following a hearing on the issue in June 2014, the Court denied Fairchild’s request for an injunction against the Company and granted the Company’s request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, and both parties filed appeals with the Federal Circuit. After briefing was completed, oral argument on the appeal took place in early July 2016, and on December 12, 2016, the Federal Circuit issued its opinion in the appeal, overturning the lone infringement verdict against the Company, finding one of the Company’s patents invalid, and overturning the District Court’s jury instruction on inducement. In view of the Federal Circuit’s rejection of the District Court’s jury instruction on inducement, the Court also vacated the inducement findings and associated injunction against Fairchild and remanded the case for a retrial on inducement, but the underlying validity and infringement findings against Fairchild on those two patents remain intact. On remand, the Company will also be seeking financial damages in a trial that is scheduled for June of 2018, as well as enhanced damages for Fairchild’s willful infringement.
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining SG and Fairchild from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company’s patents now at issue in the case is unenforceable. On May 5, 2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company’s objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. Thereafter, the parties completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Following a retrial on the issue of damages in December 2015, the jury returned a verdict in the Company’s favor, finding that the Company’s patented technology created the basis for customer demand for the infringing Fairchild products and awarding $139.8 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. Fairchild filed post-trial motions challenging the verdict, but the Court rejected Fairchild’s motions challenging the damages verdict in August 2016. The Company also filed motions requesting enhanced damages and attorney fees and reinstatement of the willfulness finding against Fairchild in view of an intervening change of law; on January 13, 2017, the District Court reinstated the finding that Fairchild’s infringement was willful but declined to enhance damages or award fees. In January 2017, Fairchild filed a further challenge to the verdict, but the Court rejected Fairchild’s motion and entered a final judgment of $146.5 million after factoring in pre-judgment interest. Fairchild’s appeal on the merits is under way, with briefing expected to be completed in the coming months and oral argument and a ruling to follow thereafter.
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
On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (PTO) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing took place. Following a hearing in May 2015, the Federal Circuit ruled in the Company’s favor on August 12, 2015, overturning the PTO’s claim construction and remanding the case for further proceedings. On remand, the PTO ignored the Federal Circuit’s guidance, so the Company has filed another appeal to the Federal Circuit; briefing on the second appeal is now complete, with oral argument expected in the coming months and a ruling to follow thereafter.
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
On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an IPR of the validity of the Company’s U.S. Patent No. 6,212,079 (the ’079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ’079 patent is also asserted in the Company’s most recent lawsuit against Fairchild filed in October 2015, also discussed above. On March 29, 2016, ON Semiconductor Corporation filed another petition requesting inter partes review of the Company’s ’079 patent. Since that time, ON Semiconductor filed eleven more IPR petitions requesting review of various patents that the Company previously asserted against Fairchild as described above. The PTO denied Silver Star Capital’s IPR petition on the ’079 patent but instituted IPR proceedings with respect to ON Semiconductor’s petition directed to the ’079 patent, with further proceedings expected in the coming months. The PTO also instituted IPR proceedings in response to eight of ON’s eleven other petitions, denying institution in three cases; further proceedings and the Patent Trial and Appeal Board’s initial rulings on the ’079 patent are expected in the coming months. Although the validity of the Company’s challenged patents has previously been confirmed in the Company’s District Court litigation with Fairchild and in many cases in prior PTO reexamination proceedings as well, and though the Company intends to vigorously defend the validity of its patents, the outcome of the IPR proceedings is uncertain.
On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company filed a motion to transfer the case to California, which the Court granted, and the case has been assigned to a new judge in San Francisco following the transfer. Further proceedings and expert discovery are expected over the course of the coming months. The Company intends to vigorously defend itself against Opticurrent’s claims.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 11, 2016, ON Semiconductor filed a complaint against the Company in the United States District Court for the District of Arizona. In its complaint, ON Semiconductor alleges that the Company has infringed and is infringing six patents and requests injunctive relief, and the complaint also seeks a declaration of non-infringement with respect to three of the Company’s patents that were previously asserted against Fairchild Semiconductor. The Company has not yet answered ON Semiconductor’s complaint, but the Company filed a motion to transfer the case to the Northern District of California, which the Court granted, and the case has been consolidated with the Company’s affirmative case against ON Semiconductor in the Northern District of California, as discussed below. The Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.
On November 1, 2016, the Company filed a lawsuit against ON Semiconductor in the United States District Court for the Northern District of California to address ON Semiconductor’s infringement of six patents. The court denied ON Semiconductor’s motion requesting that the case be transferred to Arizona and scheduled trial for December of 2019, with interim deadlines for hearing claim construction and dispositive motions. Further proceedings and discovery will take place over the coming months.
On December 27, 2016, ON Semiconductor filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, ON Semiconductor alleges that the Company has infringed and is infringing six patents and requests injunctive relief. On March 9, 2017, ON dismissed its Texas complaint and re-filed a substantially similar complaint in the District of Delaware. The Company filed a motion to dismiss and has not yet answered ON Semiconductor’s complaint, and no date has been set for trial, but the Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2017. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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
While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the addressable market that we serve and on enlarging our addressable market. Our growth strategy includes the following elements:

•
Increase our penetration of the markets we serve. We currently address AC-DC power-supply applications with power outputs up to approximately 500 watts, and gate-driver applications of ten kilowatts and higher. Through our R&D efforts, we seek to introduce more advanced products for this market that offer higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

Our market-penetration strategy also includes capitalizing on the importance of energy efficiency in the power conversion market. For example, our EcoSmart™ technology drastically reduces the amount of energy consumed by electronic products when they are not in use, helping our customers comply with regulations that seek to curb this so-called “standby” energy consumption. Our gate-driver products also offer significant improvements in efficiency compared to many competing alternatives, enhancing the efficiency of high-power applications such as industrial motor drives while improving the efficacy of renewable-energy systems and electric transportation applications.

•
Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of $1.5 billion. Since that time we have expanded our SAM to approximately $3 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families, which address applications up to about 500 watts) and our entry into the high-power gate-driver market through the acquisition of CT Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of gate-driver ICs, which enables us to address applications between approximately 10 kilowatts and 100 kilowatts, whereas previously our gate-driver products were primarily for applications above 100 kilowatts.

Also contributing to our SAM expansion has been the emergence of new applications within the power ranges that our products can address. For example, markets such as LED lighting, “smart” utility meters, battery-powered lawn equipment and bicycles, and USB power ports (installed alongside traditional AC wall outlets) can incorporate our products, while the increased use of electronic intelligence and controls in consumer appliances has also enhanced our SAM. Finally, we have enhanced our SAM by increasing the level of integration of our products, which in turn increases their value. For example, our InnoSwitch™ ICs integrate circuitry from the secondary, or low-voltage, side of AC-DC power supplies, whereas earlier product families integrated circuitry only on the primary, or high-voltage side.
We intend to continue expanding our SAM in the years ahead through all of the means described above.
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
Recent Results
Our net revenues were $107.6 million and $97.6 million in the three months ended June 30, 2017 and 2016, respectively, and $212.3 million and $185.6 million in the six months ended June 30, 2017 and 2016, respectively. The increase in revenues for the three-month period was primarily due to higher unit sales into the consumer and industrial end-markets, driven by growth in revenue from consumer appliances and a broad range of industrial applications. For the six-month period, the increase was driven by growth in the above-mentioned categories as well as the communications category, reflecting growth in rapid-charging applications for the smartphone market. Growth in both the three- and six-month periods was partially offset by lower sales for computer applications, reflecting reduced demand for power supplies for desktop computers.
Our top ten customers, including distributors that resell to original equipment manufacturers (OEMs) and merchant power supply manufacturers, accounted for approximately 57% of our net revenues in each of the three and six months ended June 30, 2017, and approximately 62% of net revenues in each of the respective corresponding periods of 2016. Our top customer, a distributor of our products, accounted for approximately16% and 17% of our net revenues in the three and six months ended June 30, 2017, respectively, and 19% and 21% in the three and six months ended June 30, 2016, respectively. International sales accounted for 96% of our net revenues in each of the three and six months ended June 30, 2017, and June 30, 2016.
Our gross margin was 50% and 49% in the three months ended June 30, 2017 and 2016, respectively, and 49% and 50% in the six months ended June 30, 2017 and 2016, respectively. The increase in gross margin for the three-month period was due primarily to a favorable change in end-market mix, with a greater percentage of revenue coming from higher-margin end markets; the improvement was slightly offset by higher manufacturing costs stemming from a decline in the value of the U.S. dollar versus the Japanese yen in 2016, which subsequently increased the cost of silicon wafers purchased from our Japanese wafer fabrication foundries. The decrease in gross margin in the six-month period was driven primarily by the above mentioned decline in the value of the U.S. dollar versus the Japanese yen in 2016, partially offset by a favorable end-market mix.
Total operating expenses were $39.3 million and $36.0 million in the three months ended June 30, 2017 and 2016, respectively, and $76.8 million and $70.0 million in the six months ended June 30, 2016 and 2015, respectively. The increases were due primarily to higher salary and related expenses due to the expansion of our work force, increased legal expenses in connection with our litigation with ON Semiconductor and increased stock-based compensation expense related primarily to an increase in performance-based awards expected to vest as compared to 2016.

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
We adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606-10), effective on January 1, 2017. Prior to the adoption of ASC 606-10, we deferred the recognition of revenue and the cost of revenue from certain sales until the distributors reported that they had sold the products to their customers (known as “sell-through”). Under ASC 606-10, we recognize revenue on sales to all distributors upon shipment and transfer of control (known as “sell-in”). As a result of this adoption, we revised our accounting policy for revenue recognition as detailed below.
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
Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. In situations where sales are to a distributor, we have concluded that our contracts are with the distributor as we hold contracts bearing enforceable rights and obligations with only the distributor. As part of our consideration of the contract, we evaluate certain factors including the customer’s ability to pay (or credit risk). For each contract, we consider the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled. As our standard payment terms are less than one year, we elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. We allocate the transaction price to each distinct product based on their relative standalone selling price. We consider the product price as specified on the purchase order the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. We recognize revenue when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment. Further, in determining whether control has transferred, we consider if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer.
Frequently, we receive orders for products to be delivered over multiple dates that may extend across several reporting periods. We invoice for each delivery upon shipment and recognize revenue for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed.
Sales to international customers that are shipped from our facility outside of the United States are pursuant to EX Works, or EXW, shipping terms, meaning that control of the product transfers to the customer upon shipment from our foreign warehouse. Sales to international customers that we ship from our facility in California are pursuant to Delivered at Frontier, or DAF, shipping terms. As such, control of the product passes to the customer when the shipment reaches the destination country and we recognize revenue upon the arrival of the product in that country. Shipments to customers in the Americas are pursuant to Free on Board, or FOB, point of origin shipping terms meaning that we pass control to the customer upon shipment.
Sales to most distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of our products held in their inventory or upon sale to their end customers. We recognize revenue from sales to distributors upon the transfer of control to the distributor. Frequently, distributors need to sell at a price lower than the standard distribution price in order to win business. At the time the distributor invoices its customer or soon thereafter, the distributor submits a “ship and debit” price adjustment claim to us to adjust the distributor’s cost from the standard price to the pre-approved lower price. After we verify that the claim was pre-approved, we issue a credit memo to the distributor for the ship and debit claim. In determining the transaction price, we consider ship and debit price adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual ship and debit claims, at the distributor and product level, over a period of time considered adequate to account for current pricing and business trends. Historically, actual price adjustments for ship and debit claims relative to those estimated and included when determining the transaction price have not materially differed. To the extent future ship and debit claims significantly exceed amounts estimated, there could be a material impact on our revenues and results of operations. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are also estimated using the expected value method based on historical return rates. Historically, these distributor stock rotation adjustments have not been material.
Sales to certain distributors are made under terms that do not include rights of return or price concessions after the product is shipped to the distributor. Accordingly, upon application of steps one through five above, product revenue is recognized upon shipment and transfer of control.
We generally provide an assurance warrant that our products will substantially conform to the published specifications for twelve months from the date of shipment. Our liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically been immaterial. As such, we do not record a specific warranty reserve or consider activities related to such warranty, if any, to be a separate performance obligation.

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.3%	51.0%	51.0%	50.3%
Gross profit	49.7%	49.0%	49.0%	49.7%
Operating expenses:
Research and development	16.1%	16.3%	16.0%	16.5%
Sales and marketing	12.2%	12.3%	11.9%	12.6%
General and administrative	8.2%	8.3%	8.2%	8.6%
Total operating expenses	36.5%	36.9%	36.1%	37.7%
Income from operations	13.2%	12.1%	12.9%	12.0%
Other income	0.4%	0.2%	0.5%	0.3%
Income before income taxes	13.6%	12.3%	13.4%	12.3%
Provision for income taxes	0.7%	0.6%	—%	0.5%
Net income	12.9%	11.7%	13.4%	11.8%
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2017, were $107.6 million and $212.3 million, respectively, and $97.6 million and $185.6 million, respectively, for the corresponding periods of 2016. The increase in revenues for the three-month period was primarily due to higher unit sales into the consumer and industrial end-markets, driven by growth in revenue from consumer appliances and a broad range of industrial applications. For the six-month period, the increase was driven by growth in the above-mentioned categories as well as the communications category, reflecting growth in rapid-charging applications for the smartphone market. Growth in both the three- and six-month periods was partially offset by lower sales for computer applications, reflecting reduced demand for power supplies for desktop computers.
Our revenue mix by end market for the three- and six-month periods ended June 30, 2017, compared to the corresponding periods in 2016, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2017	2016	2017	2016
Communications	22%	26%	25%	25%
Computer	4%	6%	4%	6%
Consumer	41%	36%	39%	37%
Industrial	33%	32%	32%	32%
International sales, consisting of sales outside of the United States based on “bill to” customer locations, were $103.1 million and $203.9 million in the three and six months ended June 30, 2017, respectively, and $94.0 million and $178.4 million in the corresponding periods of 2016, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 78% and 79% of our net revenues in the three and six months ended June 30, 2017, respectively, and 82% and 80% of our net revenues in the corresponding periods of 2016, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for 80% and 78% of net revenues in the three and six months ended June 30, 2017, respectively, and 75% and 76% in the corresponding periods of 2016, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In the three and six months ended June 30, 2017, one customer, a distributor of our products, accounted for more than 10% of our net revenues. In the corresponding periods of 2016, two distributors each accounted for more than 10% of our net revenues. The following table discloses these customers’ percentage of revenues for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2017	2016	2017	2016
Avnet	16%	19%	17%	21%
Powertech Distribution Ltd.	*	12%	*	12%
_______________

*	Total customer percentage of revenues was less than 10%.
    No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Net revenues	$107.6	$97.6	$212.3	$185.6
Gross profit	$53.4	$47.8	$103.9	$92.3
Gross margin	49.7%	49.0%	49.0%	49.7%
The increase in gross margin for the three months ended June 30, 2017 was due primarily to a favorable change in end-market mix, with a greater percentage of revenue coming from higher-margin end markets. Slightly offset by higher manufacturing costs stemming from a decline in the value of the U.S. dollar versus the Japanese yen in 2016, which subsequently increased the cost of silicon wafers purchased from our Japanese wafer fabrication foundries. The decrease in gross margin in the six months ended June 30, 2017 was driven primarily by higher manufacturing costs stemming from a decline in the value of the U.S. dollar versus the Japanese yen in 2016, partially offset by a favorable end-market mix.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Net revenues	$107.6	$97.6	$212.3	$185.6
R&D expenses	$17.3	$15.9	$34.0	$30.6
R&D expenses as a % of net revenue	16.1%	16.3%	16.0%	16.5%
R&D expenses, specifically salary and related expenses, increased in the three and six months ended June 30, 2017, as compared to the same periods in 2016, due primarily to the expansion of headcount in support of our product-development efforts.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Net revenues	$107.6	$97.6	$212.3	$185.6
S&M expenses	$13.1	$12.0	$25.4	$23.4
S&M expenses as a % of net revenue	12.2%	12.3%	11.9%	12.6%

S&M expenses increased in the three and six months ended June 30, 2017, compared to the same periods in 2016, due primarily to the expansion of our sales force, resulting in higher salary and related expenses.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Net revenues	$107.6	$97.6	$212.3	$185.6
G&A expenses	$8.8	$8.1	$17.5	$16.0
G&A expenses as a % of net revenue	8.2%	8.3%	8.2%	8.6%
G&A expenses increased in the three and six months ended June 30, 2017, compared to the same periods in 2016 due to increased stock-based compensation expense, primarily related to an increase in performance-based stock awards expected to vest. Increased legal expenses related to our litigation with ON Semiconductor also contributed to the increase in the six-month period.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and foreign exchange gains or losses. The table below compares other income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Net revenues	$107.6	$97.6	$212.3	$185.6
Other income	$0.5	$0.2	$1.0	$0.5
Other income as a % of net revenue	0.4%	0.2%	0.5%	0.3%
Other income increased in the three and six months ended June 30, 2017, compared to the same periods in 2016 due to an increase in interest income reflecting an increase in our cash and investment balances along with an increase in interest rates earned on those balances.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Income before income taxes	$14.7	$12.0	$28.1	$22.7
Provision for income taxes	$0.8	$0.6	$0.1	$0.9
Effective tax rate	5.2%	5.0%	0.3%	4.1%
Our effective tax rates for the three and six months ended June 30, 2017, were 5.2% and 0.3%, respectively. In the three and six months ended June 30, 2017, the effective tax rates were lower than the statutory federal income-tax rate of 35% primarily due to the beneficial impact of the geographic distribution of our world-wide earnings and the federal research and development tax credits. Additionally, in the three and six months ended June 30, 2017 the rate was favorably impacted by the recognition of excess tax benefits related to share-based payments of approximately $0.4 million and $1.4 million, respectively. Effective January 1, 2017, we adopted Accounting Standards Update 2016-09 (ASU 2016-09), Compensation - Stock Compensation, under which all excess tax benefits and tax deficiencies are recognized prospectively as income tax expense or benefit in the income statement. For additional details on our adoption of ASU 2016-09, refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Unaudited Condensed Consolidated Financial Statements. Our effective tax rates for the three and six months ended June 30, 2016, were 5.0% and 4.1%, respectively. In the three and six months ended June 30, 2016, the effective tax rates were lower than the statutory federal income-tax rate of 35%  due primarily to the geographic distribution of our world-wide earnings in lower tax jurisdictions and federal research tax credits.

Liquidity and Capital Resources
As of June 30, 2017, we had $254.0 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $3.5 million from $250.5 million as of December 31, 2016. As of June 30, 2017, we had working capital, defined as current assets less current liabilities, of $295.3 million, an increase of approximately $21.0 million from $274.3 million as of December 31, 2016.
Operating activities generated cash of $30.0 million in the six months ended June 30, 2017. Net income for this period was $28.0 million; we also incurred non-cash stock-based compensation, depreciation and amortization expenses of $11.3 million, $8.5 million and $3.2 million, respectively. Sources of cash also included a $3.2 million increase in taxes payable and accrued liabilities. These sources of cash were partially offset by a $12.2 million increase in accounts receivable due to increased shipments, an $8.3 million increase in prepaid expenses and a $3.6 million decrease in accounts payable due primarily to the timing of payments.
Operating activities generated cash of $43.9 million in the six months ended June 30, 2016. Net income for this period was $21.8 million; we also incurred non-cash depreciation, amortization and stock-based compensation expenses of $8.5 million, $3.4 million and $9.4 million, respectively. Sources of cash also included a $5.2 million decrease in inventories due to greater than expected sales and a $3.0 million increase in accounts payable due primarily to the timing of payments. These sources of cash were partially offset by a $6.3 million increase in accounts receivable due to increased shipments and a $1.6 million decrease in taxes payable due to taxes paid during the period.
Our investing activities in the six months ended June 30, 2017, resulted in a $56.3 million net use of cash, consisting of $33.4 million for purchases of marketable securities, net of maturities, and $22.9 million for purchases of property and equipment, primarily production-related machinery and equipment. Our investing activities in the six months ended June 30, 2016, resulted in an $18.2 million net use of cash, consisting of $13.3 million for purchases of marketable securities, net of maturities, and $4.9 million for purchases of property and equipment, primarily production-related machinery and equipment.
Our financing activities in the six months ended June 30, 2017, resulted in a $3.2 million net use of cash. Financing activities consisted of $8.3 million for the payment of dividends to stockholders, partially offset by proceeds of $5.1 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the six months ended June 30, 2016, resulted in a $10.5 million net use of cash. Financing activities consisted of $7.5 million for the payment of dividends to stockholders and $6.4 million for the repurchase of our common stock, partially offset by proceeds of $3.4 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
On July 27, 2016, we entered into a credit agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on July 26, 2019; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of June 30, 2017, we had no amounts outstanding under our agreement.
In January 2016, our board of directors declared four quarterly cash dividends in the amount of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2016. We paid a total of $15.1 million in cash dividends in 2016. In January 2017, our board of directors declared four quarterly cash dividends in the amount of $0.14 per share to be paid to stockholders of record at the end of each quarter in 2017. Dividend payouts of approximately $4.1 million and $4.2 million occurred on March 31, 2017 and June 30, 2017, respectively. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
We did not repurchase any of our common stock during the three and six months ended June 30, 2017. As of June 30, 2017, we had approximately $23.6 million remaining in our repurchase program, which has no expiration date. In July 2017, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of June 30, 2017, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $17.4 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.
As of June 30, 2017, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
If our operating results deteriorate as a result of a decrease in customer demand, pricing pressure, or other factors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our credit agreement or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.
Off-Balance-Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At June 30, 2017, and December 31, 2016, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of June 30, 2017, or December 31, 2016, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of June 30, 2017, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of June 30, 2017, and December 31, 2016, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

POWER INTEGRATIONS, INC.

Dated:	July 27, 2017	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws.	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	May 2017 RSU grants to named executive officers.	10-Q	000-23441	Part II, Item 5	5/5/2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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