Form 10-Q
period 2017-09-30
POWER INTEGRATIONS INC
filed 2017-10-26
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 13, 2017
Common Stock, $0.001 par value	29,716,808

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,700	$62,134
Short-term marketable securities	213,042	188,323
Accounts receivable, net of allowances for doubtful accounts of $734 and $525 in 2017 and 2016, respectively	17,192	6,528
Inventories	55,158	52,564
Prepaid expenses and other current assets	10,831	8,715
Total current assets	346,923	318,264
PROPERTY AND EQUIPMENT, net	114,855	95,296
INTANGIBLE ASSETS, net	26,871	31,502
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	19,086	11,342
OTHER ASSETS	24,899	6,157
Total assets	$624,483	$554,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,474	$29,727
Accrued payroll and related expenses	9,772	10,756
Taxes payable	1,227	729
Other accrued liabilities	4,895	2,734
Total current liabilities	54,368	43,946
LONG-TERM INCOME TAXES PAYABLE	2,817	2,639
DEFERRED TAX LIABILITIES	538	820
OTHER LIABILITIES	4,501	3,921
Total liabilities	62,224	51,326
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	29	28
Additional paid-in capital	192,074	172,875
Accumulated other comprehensive loss	(2,320)	(2,710)
Retained earnings	372,476	332,891
Total stockholders’ equity	562,259	503,084
Total liabilities and stockholders’ equity	$624,483	$554,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
NET REVENUES	$111,255	$101,625	$323,506	$287,232
COST OF REVENUES	55,542	51,783	163,870	145,117
GROSS PROFIT	55,713	49,842	159,636	142,115

OPERATING EXPENSES:
Research and development	17,340	15,906	51,321	46,544
Sales and marketing	12,768	12,029	38,128	35,453
General and administrative	9,546	8,789	27,015	24,772
Total operating expenses	39,654	36,724	116,464	106,769
INCOME FROM OPERATIONS	16,059	13,118	43,172	35,346
OTHER INCOME	895	282	1,866	779
INCOME BEFORE INCOME TAXES	16,954	13,400	45,038	36,125
PROVISION FOR INCOME TAXES	448	591	531	1,530
NET INCOME	$16,506	$12,809	$44,507	$34,595

EARNINGS PER SHARE:
Basic	$0.55	$0.44	$1.50	$1.20
Diluted	$0.54	$0.43	$1.46	$1.17

SHARES USED IN PER SHARE CALCULATION:
Basic	29,759	28,972	29,646	28,834
Diluted	30,614	29,625	30,472	29,480
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
NET INCOME	$16,506	$12,809	$44,507	$34,595
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in the three and nine months ended September 30, 2017 and 2016	2	(254)	97	(271)
Unrealized gain (loss) on marketable securities, net of $0 tax in the three and nine months ended September 30, 2017 and 2016	47	(145)	145	116
Amortization of defined benefit pension items, net of tax of $14 and $41 in the three and nine months ended September 30, 2017, respectively, and $11 and $33 in the three and nine months ended September 30, 2016, respectively	50	41	148	121
Total other comprehensive income (loss)	99	(358)	390	(34)
TOTAL COMPREHENSIVE INCOME	$16,605	$12,451	$44,897	$34,561
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,507	$34,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,323	12,670
Amortization of intangibles	4,631	5,051
Loss on disposal of property and equipment	324	216
Stock-based compensation expense	17,822	15,217
Amortization of premium on marketable securities	803	484
Deferred income taxes	(485)	506
Increase in accounts receivable allowances	209	303
Change in operating assets and liabilities:
Accounts receivable	(10,873)	(5,596)
Inventories	(2,594)	1,993
Prepaid expenses and other assets	(21,048)	(2,076)
Accounts payable	5,299	9,037
Taxes payable and accrued liabilities	2,679	(2,241)
Net cash provided by operating activities	54,597	70,159
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,567)	(8,074)
Purchases of marketable securities	(146,073)	(122,398)
Proceeds from maturities of marketable securities	120,695	75,128
Net cash used in investing activities	(54,945)	(55,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	8,111	8,672
Repurchase of common stock	(6,734)	(6,435)
Payments of dividends to stockholders	(12,463)	(11,254)
Proceeds from draw on line of credit	5,000	—
Payments on line of credit	(5,000)	—
Net cash used in financing activities	(11,086)	(9,017)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,434)	5,798
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,134	90,092
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,700	$95,890

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$5,273	$891
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net	$(1,593)	$4,709

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
Frequently, the Company receives orders for products to be delivered over multiple dates that may extend across several reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.
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
The impact of adoption on the Company's previously reported condensed consolidated financial statements were as follows:

Condensed Consolidated Balance Sheet:	December 31, 2016
(In thousands)	As Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$6,961	$(433)	$6,528
Prepaid expenses and other current assets	8,520	195	8,715
Deferred tax assets	12,032	(690)	11,342
Deferred income on sales to distributors	16,207	(16,207)	—
Other accrued liabilities	2,434	300	2,734
Retained earnings	$317,912	$14,979	$332,891

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended			Nine Months Ended
Condensed Consolidated Statements of Income:	September 30, 2016			September 30, 2016
(In thousands, except per share)	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
Net revenues	$103,790	$(2,165)	$101,625	$286,285	$947	$287,232
Cost of revenues	52,597	(814)	51,783	144,508	609	145,117
Provision for income taxes	586	5	591	1,514	16	1,530
Net income	$14,165	$(1,356)	$12,809	$34,273	$322	$34,595

Earnings per share
Basic	$0.49	$(0.05)	$0.44	$1.19	$0.01	$1.20
Diluted	$0.48	$(0.05)	$0.43	$1.16	$0.01	$1.17

	Nine Months Ended
Condensed Consolidated Statement of Cash Flows:	September 30, 2016
(In thousands)	As Reported	Impact of Adoption	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,273	$322	$34,595
Deferred income taxes	490	16	506
Accounts receivable	(7,164)	1,568	(5,596)
Prepaid expenses and other assets	(1,403)	(673)	(2,076)
Deferred income on sales to distributors	$1,233	$(1,233)	$—
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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	September 30, 2017	December 31, 2016
Accounts receivable trade	$62,797	$46,849
Allowances for ship and debit	(42,016)	(38,075)
Allowances for stock rotation and rebate	(2,855)	(1,721)
Allowances for doubtful accounts	(734)	(525)
Total	$17,192	$6,528
Inventories

(In thousands)	September 30, 2017	December 31, 2016
Raw materials	$15,543	$14,610
Work-in-process	15,224	15,194
Finished goods	24,391	22,760
Total	$55,158	$52,564
Prepaid Expenses and Other Current Assets

(In thousands)	September 30, 2017	December 31, 2016
Prepaid legal fees	$1,906	$212
Prepaid income tax	513	2,431
Prepaid maintenance agreements	969	1,399
Interest receivable	1,177	743
Advance to suppliers	2,262	69
Other	4,004	3,861
Total	$10,831	$8,715
Intangible Assets

	September 30, 2017			December 31, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Developed technology	33,270	(18,272)	14,998	33,270	(15,455)	17,815
Customer relationships	20,030	(14,108)	5,922	20,030	(12,474)	7,556
In-place leases	660	(660)	—	660	(480)	180
Total intangible assets	$59,911	$(33,040)	$26,871	$59,911	$(28,409)	$31,502

The estimated future amortization expense related to finite-lived intangible assets at September 30, 2017, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2017 (remaining 3 months)	$1,453
2018	5,152
2019	4,753
2020	3,528
2021	2,662
Thereafter	3,372
Total (1)	$20,920
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized, upon completion of development, over the estimated useful life of the technology.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2017	2016	2017		2016		2017	2016	2017	2016
Beginning balance	$(122)	$164	$(1,838)		$(1,504)		$(459)	$(187)	$(2,419)	$(1,527)
Other comprehensive income (loss) before reclassifications	47	(145)	—		—		2	(254)	49	(399)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	50	(1)	41	(1)	—	—	50	41
Net-current period other comprehensive income (loss)	47	(145)	50		41		2	(254)	99	(358)
Ending balance	$(75)	$19	$(1,788)		$(1,463)		$(457)	$(441)	$(2,320)	$(1,885)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended September 30, 2017 and 2016.

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Nine Months Ended		Nine Months Ended				Nine Months Ended		Nine Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2017	2016	2017		2016		2017	2016	2017	2016
Beginning balance	$(220)	$(97)	$(1,936)		$(1,584)		$(554)	$(170)	$(2,710)	$(1,851)
Other comprehensive income (loss) before reclassifications	145	116	—		—		97	(271)	242	(155)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	148	(1)	121	(1)	—	—	148	121
Net-current period other comprehensive income (loss)	145	116	148		121		97	(271)	390	(34)
Ending balance	$(75)	$19	$(1,788)		$(1,463)		$(457)	$(441)	$(2,320)	$(1,885)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the nine months ended September 30, 2017 and 2016.

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
The fair-value hierarchy of the Company's cash equivalents and marketable securities at September 30, 2017, and December 31, 2016, was as follows:

	Fair Value Measurement at
	September 30, 2017
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$194,235	$—	$194,235
Commercial paper	12,575	—	12,575
Government securities	9,332	—	9,332
Money market funds	1,945	1,945	—
Total	$218,087	$1,945	$216,142

	Fair Value Measurement at
	December 31, 2016
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$132,141	$—	$132,141
Commercial paper	58,031	—	58,031
Money market funds	1,916	1,916	—
Total	$192,088	$1,916	$190,172
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the nine months ended September 30, 2017, and the twelve months ended December 31, 2016.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at September 30, 2017, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Commercial paper	$9,475	$—	$—	$9,475
Corporate securities	19,278	1	(2)	19,277
Total	28,753	1	(2)	28,752
Investments due in 4-12 months:
Corporate securities	138,803	28	(78)	138,753
Government securities	9,337	—	(5)	9,332
Total	148,140	28	(83)	148,085
Investments due in 12 months or greater:
Corporate securities	36,224	18	(37)	36,205
Total	36,224	18	(37)	36,205
Total marketable securities	$213,117	$47	$(122)	$213,042

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
As of September 30, 2017, and December 31, 2016, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate and government securities, and determined the unrealized losses were not other-than-temporary.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense for the three and nine months ended September 30, 2017, and September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Cost of revenues	$391	$348	$885	$731
Research and development	2,173	1,934	6,158	5,343
Sales and marketing	1,441	1,303	3,727	3,229
General and administrative	2,521	2,204	7,052	5,914
Total stock-based compensation expense	$6,526	$5,789	$17,822	$15,217
Stock-based compensation expense in the three months ended September 30, 2017 was $6.5 million (comprising approximately $2.2 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards, $4.0 million related to restricted stock unit (RSU) awards and $0.3 million related to the Company’s employee stock purchase plan). In the nine months ended September 30, 2017, stock-based compensation expense was $17.8 million (comprising approximately $5.7 million related to PSUs and PRSUs, $11.2 million related to RSUs and $0.9 million related to the Company’s employee stock purchase plan).
Stock-based compensation expense in the three months ended September 30, 2016 was $5.8 million (comprising approximately $2.1 million related to PSUs and PRSUs, $3.4 million related to RSUs and $0.3 million related to the Company’s employee stock purchase plan). In the nine months ended September 30, 2016, stock-based compensation expense was $15.2 million (comprising approximately $0.2 million related to stock options, $4.4 million related to PSUs and PRSUs, $9.7 million related to RSUs and $0.9 million related to the Company’s employee stock purchase plan).

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock options outstanding as of September 30, 2017, and activity during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	697	$28.62
Granted	—	—
Exercised	(106)	$29.96
Forfeited or expired	—	—
Outstanding at September 30, 2017	591	$28.38	2.15	$26,516
Vested and exercisable at September 30, 2017	591		2.15	$26,516
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
A summary of PSUs outstanding as of September 30, 2017, and activity during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	99	$46.25
Granted	88	$63.99
Vested	(99)	$46.25
Forfeited	—	—
Outstanding at September 30, 2017	88	$63.99	0.25	$6,416
Outstanding and expected to vest at September 30, 2017	79		0.25	$5,768
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
A summary of PRSUs outstanding as of September 30, 2017, and activity during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	150	$47.65
Granted	71	$63.00
Vested	—	—
Forfeited	(7)	$47.89
Outstanding at September 30, 2017	214	$52.75	1.26	$15,679
Outstanding and expected to vest at September 30, 2017	187		1.43	$13,693
RSU Awards
A summary of RSUs outstanding as of September 30, 2017, and activity during the nine months then ended, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	718	$47.54
Granted	554	$60.71
Vested	(274)	$46.33
Forfeited	(34)	$49.90
Outstanding at September 30, 2017	964	$55.37	3.94	$70,536
Outstanding and expected to vest at September 30, 2017	864		2.02	$63,281

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
Customer Concentration
The Company's top ten customers accounted for approximately 56% and 55% of net revenues in the three and nine months ended September 30, 2017, respectively, and approximately 60% and 61% of net revenues, respectively, in the corresponding periods of 2016. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including original equipment manufacturers (OEMs) and merchant power supply manufacturers. Sales to distributors for the three and nine months ended September 30, 2017 were $83.2 million and $249.3 million, respectively, and $75.6 million and $215.9 million, respectively, for the corresponding periods of 2016. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In each of the three and nine months ended September 30, 2017 and September 30, 2016, one customer, a distributor of the Company's products, accounted for more than 10% of the Company’s net revenues. A second customer, also a distributor, accounted for more than 10% of net revenues in the nine month period ended September 30, 2016. The following table discloses these customers’ percentage of revenues for the respective periods:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2017	2016	2017	2016
Avnet	15%	18%	16%	20%
Powertech Distribution Ltd.	*	*	*	11%
_______________

*	Total customer percentage of revenues was less than 10%.
No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2017, and December 31, 2016, 66% and 70%, respectively, of accounts receivable were concentrated with the Company’s top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	September 30, 2017	December 31, 2016
Avnet	17%	25%
ATM Electronic Corporation	*	13%
_______________

*	Total customer percentage of accounts receivable was less than 10%.
Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and nine months ended September 30, 2017, and September 30, 2016, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
United States of America	$4,775	$4,153	$13,078	$11,372
Hong Kong/China	59,328	53,324	170,720	146,021
Taiwan	12,424	12,067	36,220	36,486
Korea	9,343	11,363	28,527	30,923
Western Europe (excluding Germany)	12,963	9,850	37,685	30,400
Japan	4,853	5,208	15,338	15,552
Germany	2,817	1,939	8,528	5,789
Other	4,752	3,721	13,410	10,689
Total net revenues	$111,255	$101,625	$323,506	$287,232

8. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:
Common Stock Repurchases
As of December 31, 2016, the Company had approximately $23.6 million remaining under its stock repurchase program. In July 2017, the Company’s board of directors authorized the use of an additional $30.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the nine months ended September 30, 2017, the Company purchased approximately 96,000 shares of its common stock for approximately $6.7 million. As of September 30, 2017, the Company had approximately $46.8 million remaining under its repurchase program, which has no

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
Cash Dividends
In January 2017, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.14 per share to be paid to stockholders of record at the end of each quarter in 2017. For the three and nine months ended September 30, 2017, and September 30, 2016, cash dividends declared and paid were as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Dividends declared and paid	$4,164	$3,771	$12,463	$11,254
Dividends declared per common share	$0.14	$0.13	$0.42	$0.39

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
A summary of the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Basic earnings per share:
Net income	$16,506	$12,809	$44,507	$34,595
Weighted-average common shares	29,759	28,972	29,646	28,834
Basic earnings per share	$0.55	$0.44	$1.50	$1.20
Diluted earnings per share: (1)
Net income	$16,506	$12,809	$44,507	$34,595
Weighted-average common shares	29,759	28,972	29,646	28,834
Effect of dilutive awards:
Employee stock plans	855	653	826	646
Diluted weighted-average common shares	30,614	29,625	30,472	29,480
Diluted earnings per share	$0.54	$0.43	$1.46	$1.17
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

In the three and nine months ended September 30, 2017 and 2016, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. PROVISION FOR INCOME TAXES:
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.
The Company's effective tax rates for the three and nine months ended September 30, 2017, were 2.6% and 1.2%, respectively. The difference between the statutory rate of 35% and the Company’s effective tax rates for the three and nine months ended September 30, 2017, was primarily due to the geographic distribution of the Company’s world-wide earnings in lower tax jurisdictions and federal research tax credits. Additionally, in the three and nine months ended September 30, 2017 the rate was favorably impacted by the recognition of excess tax benefits of approximately $0.3 million and $1.7 million, respectively, related to share-based payments. Effective January 1, 2017, the Company adopted ASU 2016-09, under which all excess tax benefits and tax deficiencies are recognized prospectively as income-tax expense or benefit in the income statement. For additional details on the adoption of ASU 2016-09, refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in these Notes to Unaudited Condensed Consolidated Financial Statements. The Company's effective tax rates for the three and nine months ended September 30, 2016, were 4.4% and 4.2%, respectively. The difference between the expected statutory rate of 35% and the Company's effective tax rates for the three and nine months ended September 30, 2016, was due primarily to the geographic distribution of the Company’s world-wide earnings in lower tax jurisdictions and federal research tax credits.
As of September 30, 2017, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
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
Determining the consolidated provision for income-tax expense, income-tax liabilities and deferred tax assets and liabilities involves judgment. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates, which involves estimating current tax exposures as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction. The estimates used could differ from actual results, which may have a significant impact on operating results in future periods.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against SG Corporation, a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of the International Trade Commission (ITC) investigation discussed above, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision as discussed above. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining SG and Fairchild from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company’s patents now at issue in the case is unenforceable. On May 5, 2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and since that time Fairchild has withdrawn its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company’s objections; the Company contests these claims vigorously. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. Thereafter, the parties completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Following a retrial on the issue of damages in December 2015, the jury returned a verdict in the Company’s favor, finding that the Company’s patented technology created the basis for customer demand for the infringing Fairchild products and awarding $139.8 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. Fairchild filed post-trial motions challenging the verdict, but the Court rejected Fairchild’s motions challenging the damages verdict in August 2016. The Company also filed motions requesting enhanced damages and attorney fees and reinstatement of the willfulness finding against Fairchild in view of an intervening change of law; on January 13, 2017, the District Court reinstated the finding that Fairchild’s infringement was willful but declined to enhance damages or award fees. In January 2017, Fairchild filed a further challenge to the verdict, but the Court rejected Fairchild’s motion and entered a final judgment of $146.5 million after factoring in pre-judgment interest. Fairchild’s appeal on the merits is under way, with briefing now completed and oral argument expected in the coming months and a ruling to follow thereafter.
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
On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an IPR of the validity of the Company’s U.S. Patent No. 6,212,079 (the ’079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ’079 patent is also asserted in the Company’s most recent lawsuits against Fairchild filed in October 2015 and against ON Semiconductor filed in November 2016, also discussed herein. On March 29, 2016, ON Semiconductor Corporation filed another petition requesting inter partes review of the Company’s ’079 patent. Since that time, ON Semiconductor filed eleven more IPR petitions requesting review of various patents that the Company previously asserted against Fairchild as described above. The PTO denied Silver Star Capital’s IPR petition on the ’079 patent but instituted IPR proceedings with respect to ON Semiconductor’s petition directed to the ’079 patent. On September 22, 2017, the PTO rejected as obvious the claims of the Company’s ’079 patent that were asserted in litigation and which form the basis for the $146.5 million judgment against Fairchild; further proceedings and an appeal to reverse the PTO’s adverse findings are expected in the coming months. The PTO also instituted IPR proceedings in response to eight of ON’s eleven other petitions, denying institution in three cases; in one case, the PTO rejected as anticipated the claims of the Company’s U.S. Patent No. 6,538,908 that were asserted in litigation against Fairchild, and further proceedings and the PTO’s initial rulings on other IPRs are expected in the coming months. Although the validity of the Company’s challenged patents has previously been confirmed in the Company’s District Court litigation with Fairchild and in many cases in prior PTO reexamination proceedings as well, and though the Company intends to vigorously defend the validity of its patents, the outcome of the IPR proceedings is uncertain.
On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company filed a motion to transfer the case to California, which the Court granted, and the case

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has been assigned to a new judge in San Francisco following the transfer. Further proceedings are expected over the course of the coming months. The Company intends to vigorously defend itself against Opticurrent’s claims.
On August 11, 2016, ON Semiconductor filed a complaint against the Company in the United States District Court for the District of Arizona. In its complaint, ON Semiconductor alleged that the Company has infringed and is infringing six patents and requested injunctive relief. The Company filed a motion to transfer the case to the Northern District of California, which the Court granted, and the case has been consolidated with the Company’s affirmative case against ON Semiconductor in the Northern District of California, as discussed below. The Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.
On November 1, 2016, the Company filed a lawsuit against ON Semiconductor in the United States District Court for the Northern District of California to address ON Semiconductor’s infringement of six patents. The court denied ON Semiconductor’s motion requesting that the case be transferred to Arizona and scheduled trial for December of 2019, with interim deadlines for hearing claim construction and dispositive motions. In consolidating the pleadings from the California and Arizona cases following the transfer of ON’s case from Arizona, ON asserted two additional patents, bringing the total number of patents asserted against the Company to eight in this case, and ON’s amended complaint also seeks a declaration of non-infringement with respect to another of the Company’s patents that was previously asserted against Fairchild Semiconductor. Further proceedings and discovery will take place over the coming months.
On December 27, 2016, ON Semiconductor filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, ON Semiconductor alleges that the Company has infringed and is infringing six patents and requests injunctive relief. On March 9, 2017, ON dismissed its Texas complaint and re-filed a substantially similar complaint in the District of Delaware. After the Company filed a motion to dismiss, ON filed an amended complaint; the Company has answered ON Semiconductor’s complaint and asserted claims for infringement of seven of the Company’s patents. Trial has been scheduled for February of 2020, with interim deadlines for discovery and claim construction, and the Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2017. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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
A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, power tools, industrial controls, lighting applications that utilize light-emitting diodes (LEDs), and “smart-home,” or “internet of things” applications such as networked thermostats, power strips and other building-automation and security devices.
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

Our market-penetration strategy also includes capitalizing on the importance of energy efficiency in the power conversion market. For example, our EcoSmart™ technology drastically reduces the amount of energy consumed by electronic products when they are not in use, helping our customers comply with regulations that seek to curb this so-called “standby” energy consumption. Also, our gate-driver products are critical components in energy-

efficient DC motor drives, high-voltage DC transmission systems, renewable-energy installations and electric transportation applications.

•
Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of approximately $1.5 billion. Since that time we have expanded our SAM to approximately $3 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families, which address applications up to about 500 watts) and our entry into the high-power gate-driver market through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of gate-driver ICs, which enables us to address applications between approximately 10 kilowatts and 100 kilowatts, whereas previously our gate-driver products were primarily for applications above 100 kilowatts.

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
Recent Results
Our net revenues were $111.3 million and $101.6 million in the three months ended September 30, 2017 and 2016, respectively, and $323.5 million and $287.2 million in the nine months ended September 30, 2017 and 2016, respectively. The increase in revenues for the three-month period was primarily due to higher unit sales into the industrial and consumer end-markets, driven by growth from a broad range of industrial and consumer-appliance applications, partially offset by decreases in the communications and computer end-markets. For the nine-month period, the increase was driven by growth in the above-mentioned industrial and consumer categories as well as the communications category, reflecting growth in rapid-charging applications for the smartphone market, partially offset by lower sales for computer applications, reflecting reduced demand for power supplies for desktop computers.
Our top ten customers, including distributors that resell to original equipment manufacturers (OEMs) and merchant power supply manufacturers, accounted for approximately 56% and 55% of our net revenues in the three and nine months ended September 30, 2017, respectively, and approximately 60% and 61% of net revenues in the corresponding periods of 2016, respectively. Our top customer, a distributor of our products, accounted for approximately 15% and 16% of our net revenues in the three and nine months ended September 30, 2017, respectively, and approximately 18% and 20% of net revenues, respectively in the corresponding periods of 2016. International sales accounted for 96% of our net revenues in each of the three and nine months ended September 30, 2017, and September 30, 2016.
Our gross margin was 50% and 49% in the three and nine months ended September 30, 2017, respectively, and 49% in each of the corresponding periods of 2016. The increase in gross margin for the three-month period was due primarily to a favorable change in end-market mix, with a greater percentage of revenue coming from higher-margin end markets. The gross margin was flat in the nine-month period as a favorable change in end-market mix was offset by higher manufacturing costs stemming from a decline in the value of the U.S. dollar versus the Japanese yen in 2016, which subsequently increased the cost of silicon wafers purchased from our Japanese wafer-fabrication foundries.
Total operating expenses were $39.7 million and $36.7 million in the three months ended September 30, 2017 and 2016, respectively, and $116.5 million and $106.8 million in the nine months ended September 30, 2017 and 2016, respectively. The increases were due primarily to higher salary and related expenses due to the expansion of our work force, increased legal expenses in connection with our litigation with ON Semiconductor and increased stock-based compensation expense.

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
Frequently, we receive orders for products to be delivered over multiple dates that may extend across several reporting periods. We invoice for each delivery upon shipment and recognize revenue for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed. We have also elected the practical expedient under ASC 340-40-25-4 to expense commissions when incurred as the amortization period of the commission asset we would have otherwise recognized is less than one year.
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

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.9%	51.0%	50.7%	50.6%
Gross profit	50.1%	49.0%	49.3%	49.4%
Operating expenses:
Research and development	15.6%	15.7%	15.9%	16.2%
Sales and marketing	11.4%	11.8%	11.8%	12.3%
General and administrative	8.6%	8.6%	8.4%	8.6%
Total operating expenses	35.6%	36.1%	36.1%	37.1%
Income from operations	14.5%	12.9%	13.2%	12.3%
Other income	0.8%	0.3%	0.6%	0.3%
Income before income taxes	15.3%	13.2%	13.8%	12.6%
Provision for income taxes	0.4%	0.6%	0.2%	0.5%
Net income	14.9%	12.6%	13.6%	12.1%
Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and nine months ended September 30, 2017, were $111.3 million and $323.5 million, respectively, and $101.6 million and $287.2 million, respectively, for the corresponding periods of 2016. The increase in revenues for the three-month period was primarily due to higher unit sales into the industrial and consumer end-markets, driven by growth from a broad range of industrial and consumer-appliance applications, partially offset by decreases in the communications and computer end-markets. For the nine-month period, the increase was driven by growth in the above-mentioned industrial and consumer categories as well as the communications category, reflecting growth in rapid-charging applications for the smartphone market, partially offset by lower sales for computer applications, reflecting reduced demand for power supplies for desktop computers.
Our revenue mix by end market for the three- and nine-month periods ended September 30, 2017, compared to the corresponding periods in 2016, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
End Market	2017	2016	2017	2016
Communications	23%	28%	24%	26%
Computer	5%	5%	4%	6%
Consumer	37%	36%	38%	36%
Industrial	35%	31%	34%	32%
International sales, consisting of sales outside of the United States based on “bill to” customer locations, were $106.5 million and $310.4 million in the three and nine months ended September 30, 2017, respectively, and $97.5 million and $275.9 million in the corresponding periods of 2016, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented approximately 78% and 79% of our net revenues in the three and nine months ended September 30, 2017, respectively, and approximately 81% and 80% of our net revenues in the corresponding periods of 2016, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for approximately 75% and 77% of net revenues in the three and nine months ended September 30, 2017, respectively, and approximately 74% and 75% in the corresponding periods of 2016, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In each of the three and nine months ended September 30, 2017 and 2016, one customer, a distributor of our products, accounted for more than 10% of our net revenues. A second customer, also a distributor, accounted for more than 10% of net revenues in the nine month period ended September 30, 2016. The following table discloses these customers’ percentage of revenues for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2017	2016	2017	2016
Avnet	15%	18%	16%	20%
Powertech Distribution Ltd.	*	*	*	11%
_______________

*	Total customer percentage of revenues was less than 10%.
    No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Net revenues	$111.3	$101.6	$323.5	$287.2
Gross profit	$55.7	$49.8	$159.6	$142.1
Gross margin	50.1%	49.0%	49.3%	49.4%
The increase in gross margin for the three months ended September 30, 2017 was due primarily to a favorable change in end-market mix, with a greater percentage of revenue coming from higher-margin end markets. Our gross margin was relatively flat for the nine months ended September 30, 2017 as a favorable change in end-market mix was offset by higher manufacturing costs stemming from a decline in the value of the U.S. dollar versus the Japanese yen in 2016, which subsequently increased the cost of silicon wafers purchased from our Japanese wafer-fabrication foundries.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Net revenues	$111.3	$101.6	$323.5	$287.2
R&D expenses	$17.3	$15.9	$51.3	$46.5
R&D expenses as a % of net revenue	15.6%	15.7%	15.9%	16.2%
R&D expenses increased in the three and nine months ended September 30, 2017, as compared to the same periods in 2016, reflecting increased salary and related expense from the expansion of headcount, and greater equipment and product-development expenses, all in support of our product-development efforts.

Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Net revenues	$111.3	$101.6	$323.5	$287.2
S&M expenses	$12.8	$12.0	$38.1	$35.5
S&M expenses as a % of net revenue	11.4%	11.8%	11.8%	12.3%
S&M expenses increased in the three and nine months ended September 30, 2017, compared to the same periods in 2016, due primarily to the expansion of our sales force, resulting in higher salary and related expenses.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Net revenues	$111.3	$101.6	$323.5	$287.2
G&A expenses	$9.5	$8.8	$27.0	$24.8
G&A expenses as a % of net revenue	8.6%	8.6%	8.4%	8.6%
G&A expenses increased in the three and nine months ended September 30, 2017, compared to the same periods in 2016 due to increased legal expenses related to our litigation with ON Semiconductor and increased stock-based compensation expense.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and foreign exchange gains or losses. The table below compares other income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Net revenues	$111.3	$101.6	$323.5	$287.2
Other income	$0.9	$0.3	$1.9	$0.8
Other income as a % of net revenue	0.8%	0.3%	0.6%	0.3%
Other income increased in the three and nine months ended September 30, 2017, compared to the same periods in 2016 primarily due to an increase in interest income reflecting an increase in our cash and investment balances along with an increase in interest rates earned on those balances.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Income before income taxes	$17.0	$13.4	$45.0	$36.1
Provision for income taxes	$0.4	$0.6	$0.5	$1.5
Effective tax rate	2.6%	4.4%	1.2%	4.2%
Our effective tax rates for the three and nine months ended September 30, 2017, were 2.6% and 1.2%, respectively. In the three and nine months ended September 30, 2017, the effective tax rates were lower than the statutory federal income-tax rate of 35% primarily due to the beneficial impact of the geographic distribution of our world-wide earnings and the federal research and development tax credits. Additionally, in the three and nine months ended September 30, 2017 the rate was favorably impacted by the recognition of excess tax benefits related to share-based payments of approximately $0.3 million and $1.7 million, respectively. Effective January 1, 2017, we adopted Accounting Standards Update 2016-09 (ASU 2016-09), Compensation - Stock Compensation, under which all excess tax benefits and tax deficiencies are recognized prospectively as income tax expense or benefit in the income statement. For additional details on our adoption of ASU 2016-09, refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Unaudited Condensed Consolidated Financial Statements. Our effective tax rates for the three and nine months ended September 30, 2016, were 4.4% and 4.2%, respectively. In the three and nine months ended September 30, 2016, the effective tax rates were lower than the statutory federal income-tax rate of 35% due primarily to the geographic distribution of our world-wide earnings in lower tax jurisdictions and federal research tax credits.

Liquidity and Capital Resources
As of September 30, 2017, we had $263.7 million in cash, cash equivalents and short-term marketable securities, an increase of approximately $13.2 million from $250.5 million as of December 31, 2016. As of September 30, 2017, we had working capital, defined as current assets less current liabilities, of $292.6 million, an increase of approximately $18.3 million from $274.3 million as of December 31, 2016.
Operating activities generated cash of $54.6 million in the nine months ended September 30, 2017. Net income for this period was $44.5 million; we also incurred non-cash stock-based compensation, depreciation and amortization expenses of $17.8 million, $13.3 million and $4.6 million, respectively. Sources of cash also included a $5.3 million increase in accounts payable primarily due to the timing of payments and $2.7 million increase in taxes payable and accrued liabilities. These sources of cash were partially offset by a $21.0 million increase in prepaid expenses and other assets, primarily driven by advances to suppliers and prepaid legal expenses, and a $10.9 million increase in accounts receivable due to increased shipments.
Operating activities generated cash of $70.2 million in the nine months ended September 30, 2016. Net income for this period was $34.6 million; we also incurred non-cash stock-based compensation expenses, depreciation and amortization of $15.2 million, $12.7 million, and $5.1 million, respectively. Sources of cash also included a $9.0 million increase in accounts payable due primarily to the timing of payments, a $2.0 million decrease in inventories due to increased sales. These sources of cash were partially offset by a $5.6 million increase in accounts receivable due to increased shipments, a $2.2 million decrease in taxes payable due to taxes paid during the period, and a $2.1 million increase in prepaid expenses and other assets.
Our investing activities in the nine months ended September 30, 2017, resulted in a $54.9 million net use of cash, consisting of $25.4 million for purchases of marketable securities, net of maturities, and $29.6 million for purchases of property and equipment, primarily production-related machinery and equipment. Our investing activities in the nine months ended September 30, 2016, resulted in a $55.3 million net use of cash, consisting of $47.3 million for purchases of marketable securities, net of maturities, and $8.1 million for purchases of property and equipment, primarily production-related machinery and equipment.
Our financing activities in the nine months ended September 30, 2017, resulted in an $11.1 million net use of cash. Financing activities consisted of $12.5 million for the payment of dividends to stockholders and $6.7 million for the repurchase of our common stock, partially offset by proceeds of $8.1 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the nine months ended September 30, 2016, resulted in a $9.0 million net use of cash. Financing activities consisted of $11.3 million for the payment of dividends to stockholders and $6.4 million for the repurchase of our common stock, partially offset by proceeds of $8.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
On July 27, 2016, we entered into a credit agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on July 26, 2019; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of September 30, 2017, we had no amounts outstanding under our agreement.
In January 2016, our board of directors declared four quarterly cash dividends in the amount of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2016. We paid a total of $15.1 million in cash dividends in 2016. In January 2017, our board of directors declared four quarterly cash dividends in the amount of $0.14 per share to be paid to stockholders of record at the end of each quarter in 2017. Dividend payouts of approximately $4.1 million, $4.2 million and $4.2 million occurred on March 31, 2017, June 30, 2017, and September 29, 2017, respectively. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
As of December 31, 2016, we had approximately $23.6 million remaining under our stock repurchase program. In July 2017, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the nine months ended September 30, 2017, we purchased approximately 96,000 shares of our common stock for approximately $6.7 million. As of September 30, 2017, we had $46.8 million remaining in our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of September 30, 2017, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $17.5 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.
As of September 30, 2017, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Off-Balance-Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At September 30, 2017, and December 31, 2016, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of September 30, 2017, or December 31, 2016, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of September 30, 2017, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of September 30, 2017, and December 31, 2016, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As of December 31, 2016, we had approximately $23.6 million available for future repurchases to be executed according to pre-defined price/volume guidelines under our repurchase program announced October 27, 2015. In July 2017, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, which was announced on July 27, 2017. In the three months ended September 30, 2017, we purchased 95,835 shares for approximately $6.7 million. As of September 30, 2017, we had approximately $46.8 million remaining in our repurchase program, which has no expiration date.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes repurchases of our common stock during the third quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
July 1, 2017, to July 31, 2017	—	$—	—	$53.6
August 1, 2017, to August 31, 2017	70,947	$69.55	70,947	$48.7
September 1, 2017, to September 30, 2017	24,888	$72.30	24,888	$46.8
Total	95,835		95,835

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws.	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	Amendment Number Eight to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of July 26, 2017					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

POWER INTEGRATIONS, INC.

Dated:	October 26, 2017	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)