Form 10-K
period 2017-12-31
POWER INTEGRATIONS INC
filed 2018-02-14
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☒    NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.8 billion, based upon the closing sale price of the common stock as reported on The NASDAQ Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
Outstanding shares of registrant’s common stock, $0.001 par value, as of February 9, 2018: 29,834,589.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2018 annual meeting of stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and/or adversely from what is projected or implied in any forward-looking statements included in this Form 10-K. These factors include, but are not limited to: if demand for our products declines in our major end markets, our net revenues will decrease; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; intense competition may lead to a decrease in our average selling price and reduced sales volume of our products; if our products do not penetrate additional markets, our business will not grow as we expect; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability; and the other risks factors described in Item 1A of Part I -- “Risk Factors” of this Form 10-K. We make these forward looking statements based upon information available on the date of this Form 10-K, and expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws. In evaluating these statements, you should specifically consider the risks described under Item 1A of Part I -- “Risk Factors,” Item 7 of Part II -“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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
A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, power tools, industrial controls, and lighting applications that utilize light-emitting diodes (LEDs), and “smart-home,” or “internet of things” applications such as networked thermostats, power strips and other building-automation and security devices.
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
While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets, that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

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

Our market-penetration strategy also includes capitalizing on the importance of energy efficiency in the power conversion market. For example, our EcoSmart™ technology drastically reduces the amount of energy consumed by electronic products when they are not in use, helping our customers comply with regulations that seek to curb this so-called “standby” energy consumption. Also, our gate-driver products are critical components in energy-efficient DC motor drives, high-voltage DC transmission systems, renewable-energy installations and electric transportation applications.

•
Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of approximately $1.5 billion. Since that time we have expanded our SAM to approximately $3 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families, which address applications up to about 500 watts) and our entry into the gate-driver markets through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of gate-driver ICs, which enables us to address applications between approximately 10 kilowatts and 100 kilowatts, whereas previously our gate-driver products were primarily for applications above 100 kilowatts.

Also contributing to our SAM expansion has been the emergence of new applications within the power ranges that our products can address. For example, applications such as LED lighting, “smart” utility meters, battery-powered lawn equipment and bicycles, and USB power ports (installed alongside traditional AC wall outlets) can incorporate our products; the increased use of electronic intelligence and controls in consumer appliances has also enhanced our SAM. Finally, we have enhanced our SAM by increasing the level of integration of our products, which in turn increases their value. For example, our InnoSwitch™ ICs integrate circuitry from the secondary, or low-voltage, side of AC-DC power supplies, whereas earlier product families integrated circuitry only on the primary, or high-voltage side.
We intend to continue expanding our SAM in the years ahead through all of the means described above.
Industry Background
Virtually every electronic device that plugs into a wall socket requires a power supply to convert the high-voltage alternating current provided by electric utilities into the low-voltage direct current required by most electronic devices. A power supply may be located inside a device, such as a consumer appliance or flat-panel TV, or it may be outside the device as in the case of a mobile-phone charger or an adapter for a cordless phone or cable modem.
Until approximately 1970, AC-DC power supplies were generally in the form of line-frequency, or linear, transformers. These devices, consisting primarily of copper wire wound around an iron core, tend to be bulky and heavy, and typically waste a substantial amount of electricity. In the 1970s, the availability of high-voltage discrete semiconductors enabled the development of a new generation of power supplies known as switched-mode power supplies, or switchers. These switchers generally came to be cost-effective alternatives to linear transformers in applications requiring more than a few watts of power; in recent years the use of linear transformers has declined even further as a result of energy-efficiency standards and higher raw-material prices.
Switchers are generally smaller, lighter-weight and more energy-efficient than linear transformers. However, switchers designed with discrete components are highly complex, containing numerous components and requiring a high level of analog design expertise. Further, the complexity and high component count of discrete switchers make them relatively costly, difficult to manufacture and prone to failures. Also, some discrete switchers lack protection and energy-efficiency features; adding these features may further increase the component count, cost and complexity of the power supply.
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
Our Highly Integrated Approach
In 1994 we introduced TOPSwitch, the industry’s first cost-effective high-voltage IC for switched-mode AC-DC power supplies; we have since introduced a range of other product families such as TinySwitch, LinkSwitch, Hiper and InnoSwitch which have expanded the range of power-supply applications we can address. In 2012 we expanded our addressable market to include high-voltage gate drivers.
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
Our highly integrated ICs and gate drivers enable designs with up to 70% fewer components than comparable discrete designs. This reduction in component count enhances reliability and efficiency, reduces size, accelerates time-to-market and results in lower manufacturing costs for our customers. Power supplies that incorporate our ICs are also lighter and more portable than comparable power supplies built with linear transformers, which are still used in some low-power applications.

•	Reduced Time-to-Market, Enhanced Manufacturability
Because our products eliminate much of the complexity associated with the design of power converters, designs can typically be completed in much less time, resulting in more efficient use of our customers’ design resources and shorter time-to-market for new designs. The lower component count and reduced complexity enabled by our products also makes designs more suitable for high-volume manufacturing. We also provide extensive hands-on design support as well as online design tools, such as our PI Expert design software, that further reduce time-to-market and product development risks.

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
Products in our current IC families can address AC-DC power supplies with output power up to approximately 500 watts as well as some high-voltage DC-DC applications; our high-voltage gate drivers are used in applications with power levels as high as one gigawatt. Within each of our product families, designers can scale up or down in power to address a wide range of designs with minimal design effort.
Energy Efficiency
Power supplies often draw significantly more electricity than the amount needed by the devices they power. As a result, billions of dollars’ worth of electricity is wasted each year, and millions of tons of greenhouse gases are unnecessarily produced by power plants. Energy waste occurs during the normal operation of a device and in standby mode, when the device is plugged in but idle. For example: computers and printers waste energy while in “sleep” mode; TVs that are turned off by remote control consume energy while awaiting a remote-control signal to turn them back on; a mobile-phone charger left plugged into a wall outlet continues to draw electricity even when not connected to the phone (a condition known as “no-load”); and many common household appliances, such as microwave ovens, dishwashers and washing machines, also consume power when not in use. In fact, a 2015 study by the National Resources Defense Council found that devices that are “always-on” but inactive may be causing as much as $19 billion in annual energy waste in the U.S. alone.
Lighting is another major source of energy waste. Less than 5% of the energy consumed by traditional incandescent light bulbs is converted to light, while the remainder is wasted as heat. The Alliance to Save Energy has estimated that a conversion to efficient lighting technologies such as compact fluorescent bulbs and LEDs could save as much as $18 billion worth of electricity and 158 million tons of carbon dioxide emissions per year in the United States alone.
In response to concerns about the environmental impact of carbon emissions, policymakers are taking action to promote energy efficiency. For example, the ENERGY STAR® program and the European Union Code of Conduct encourage manufacturers of electronic devices to comply with voluntary energy-efficiency specifications. In 2007 the California Energy Commission (CEC) implemented mandatory efficiency standards for external power supplies. The CEC standards were implemented nationwide in the United States in July 2008 as a result of the Energy Independence and Security Act of 2007 (EISA); these federal standards were tightened in 2016. Similar standards for external power supplies took effect in the European Union in 2010 as part of the EU’s EcoDesign Directive for Energy-Related Products.
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
The table below provides the approximate mix of our net sales by end market:

	Year Ended December 31,
End Market	2017	2016	2015
Communications	24%	27%	24%
Computer	5%	6%	7%
Consumer	38%	36%	36%
Industrial	33%	31%	33%
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
We sell our products to original equipment manufacturers, or OEMs, and merchant power-supply manufacturers through our direct sales staff and a worldwide network of independent sales representatives and distributors. We have sales offices in the United States, United Kingdom, Germany, Italy, India, China, Japan, South Korea, the Philippines, Singapore and Taiwan. Direct sales to OEMs and merchant power supply manufacturers represented approximately 23%, 25% and 24% of our net product revenues in 2017, 2016 and 2015, while sales to distributors accounted for the remainder in each of the corresponding years. Most of our distributors are entitled to return privileges based on revenues and are protected from price reductions affecting their inventories. Our distributors are not subject to minimum purchase requirements, and sales representatives and distributors can discontinue marketing our products at any time.
Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 54%, 60% and 61% of net revenues in 2017, 2016, and 2015, respectively.
The following customers, both distributors, accounted for 10% or more of total net revenues in 2017, 2016 and 2015:

	Year Ended December 31,
Customer	2017	2016	2015
Avnet	16%	18%	21%
Powertech Distribution Ltd.	*	10%	11%
_______________
* Total customer revenue was less than 10% of net revenues
No other customers accounted for more than 10% of net revenues in these periods.
Sales to customers outside of the United States accounted for approximately 96% of our net revenues in each of 2017, 2016 and 2015, with sales to customers within the United States accounting for the remainder in each of the corresponding years. See Note 8, “Significant Customers and Geographic Net Revenues,” in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K regarding sales to customers located in foreign countries. See our consolidated financial statements in Item 8 regarding total revenues and profits for the last three fiscal years, and total assets.
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
Research and Development
Our research and development efforts are focused on improving our technologies, introducing new products to expand our addressable markets, reducing the costs of existing products, and improving the cost-effectiveness and functionality of our customers’ power converters. We have assembled teams of highly skilled engineers to meet our research and development goals. These engineers have expertise in high-voltage device structure and process technology, analog and digital IC design, system architecture and packaging.

In 2017, 2016 and 2015, we incurred costs of $68.5 million, $62.3 million and $57.5 million, respectively, for research and development (R&D). R&D expenses increased in 2017 compared to 2016 reflecting increased salary and related expense from the expansion of headcount, and greater equipment and product-development expenses, all in support of our product-development efforts. R&D expenses increased in 2016 compared to 2015, primarily due to increased stock-based compensation expense related to performance-based stock awards as a result of our 2016 performance. The expansion of headcount in support of our product-development efforts also contributed to the increase in 2016.
Intellectual Property and Other Proprietary Rights
We use a combination of patents, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual-property rights. In 2017 we received 55 U.S. and 31 foreign patents. As of December 31, 2017, we held 667 U.S. patents and 326 foreign patents. The U.S. patents have expiration dates ranging from 2018 to 2037. While our patent portfolio as a whole is important to the success of our business, we are not materially dependent upon any single patent. We also hold trademarks in the U.S. and various other geographies including Taiwan, Korea, Hong Kong, China, Europe and Japan.
We regard as proprietary some equipment, processes, information and knowledge that we have developed and used in the design and manufacture of our products. Our trade secrets include a high-volume production process used in the manufacture of our high-voltage ICs. We attempt to protect our trade secrets and other proprietary information through non-disclosure agreements, proprietary-information agreements with employees and consultants, and other security measures.
Long-lived Assets
Our long-lived assets consist of property and equipment as well as intangible assets. Our intangible assets consist of developed and in-process technology, licenses, patents, customer relationships, trade name, domain name, in-place leases and goodwill. Approximately 38% of our long-lived assets were located in the United States in 2017 and 40% in each of 2016 and 2015, while the remainder was held outside of the United States in each of the corresponding years. Approximately 19% of our total long-lived assets were located in Switzerland in 2017, and 18% in each of 2016 and 2015, respectively.
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
Our ICs are assembled, packaged and tested by independent subcontractors in China, Malaysia, Thailand and the Philippines; a small percentage of our ICs are tested at our headquarters facility in California. Our IGBT-driver boards are assembled and tested by independent subcontractors in Sri Lanka and Thailand; some of the boards are tested at our facility in Switzerland.
Our fabless manufacturing model enables us to focus on our engineering and design strengths, minimize capital expenditures and still have access to high-volume manufacturing capacity. We utilize both proprietary and standard IC packages for assembly. Some of the materials used in our packages and certain aspects of the assembly process are specific to our products. We require our assembly manufacturers to use high-voltage molding compounds which are more difficult to process than industry standard molding compounds. We work closely with our contractors on a continuous basis to maintain and improve our manufacturing processes.
Our proprietary high-voltage processes do not require leading-edge geometries, which enables us to use our foundries’ older, lower-cost facilities for wafer manufacturing. However, because of our highly sensitive high-voltage process, we must interact closely with our foundries to achieve satisfactory yields. Our wafer supply agreements with Lapis, Epson and X-FAB expire in April 2028, December 2025 and December 2020, respectively. Under the terms of the Lapis and Epson agreements, each supplier has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by the supplier and us. In addition, Lapis and Epson require us to supply them with a rolling six-month forecast on a monthly basis. Our agreements with Lapis and Epson each provide for the purchase of wafers in U.S. dollars, with mutual sharing of the impact of the fluctuations in the exchange rate between the Japanese yen and the U.S. dollar. Under the terms of the X-FAB agreement, X-FAB has agreed to reserve a specified amount of production capacity and to sell wafers to us at fixed prices, which are subject to periodic review jointly by X-FAB and us. The agreement with X-FAB also requires us to supply them with rolling six-month forecasts on a monthly basis. Our purchases of wafers from X-FAB are denominated in U.S. dollars.
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
Competition
Competing alternatives to our high-voltage ICs for the power-supply market include monolithic and hybrid ICs from companies such as ON Semiconductor, STMicroelectronics, Infineon, and Sanken Electric Company, as well as PWM-controller chips paired with discrete high-voltage bipolar transistors and MOSFETs; such controller chips are produced by a large number of vendors, including those listed above as well as such companies as NXP Semiconductors, Diodes Inc., On-Bright Electronics and Dialog Semiconductor. Self-oscillating switchers, built with discrete components supplied by numerous vendors, are also commonly used. For some applications, line-frequency transformers are also a competing alternative to designs utilizing our products. Our IGBT-driver products compete with alternatives from such companies as Avago, Infineon and Semikron, as well as driver circuits made up of discrete devices.
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
Warranty
We generally warrant that our products will substantially conform to the published specifications for 12 months from the date of shipment. Under the terms and conditions of sale, our liability is limited generally to either a credit equal to the purchase price or replacement of the defective part.
Employees
As of December 31, 2017, we employed 646 full-time personnel, consisting of 85 in manufacturing, 229 in research and development, 276 in sales, marketing and applications support, and 56 in finance and administration.
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
Power Integrations, Inc. was incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997.

Executive Officers of the Registrant
As of January 31, 2018, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Position With Power Integrations	Age
Balu Balakrishnan	President, Chief Executive Officer and Director	63
Douglas Bailey	Vice President, Marketing	51
Radu Barsan	Vice President, Technology	65
David “Mike” Matthews	Vice President, Product Development	53
Sandeep Nayyar	Vice President, Finance and Chief Financial Officer	58
Ben Sutherland	Vice President, Worldwide Sales	46
Raja Petrakian	Vice President, Operations	53
Clifford Walker	Vice President, Corporate Development	66
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
Radu Barsan has served as our vice president of technology since January 2013, leading our foundry engineering, technology development and quality organizations. Prior to joining Power Integrations, Mr. Barsan served as chairman and CEO at Redfern Integrated Optics, Inc., a supplier of single frequency narrow linewidth lasers, modules, and subsystems, from 2001 to 2013,where he was responsible for overall operations. Previously, he served in a succession of engineering-management and technology-development roles at Phaethon Communications, Inc., a photonics technology company, Cirrus Logic, Inc., a high-precision analog and digital signal processing company, Advanced Micro Devices, a semiconductor design company, Cypress Semiconductor, Inc., a semiconductor company and Microelectronica a semiconductor company. Mr. Barsan has more than 30 years of commercial experience in semiconductor and photonic components development, engineering and operations.
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
Some of the factors that could affect our operating results include the following:

•	the demand for our products declining in the major end markets we serve, which may occur due to competitive factors, supply-chain fluctuations or changes in macroeconomic conditions;

•	our products are sold through distributors, which limits our direct interaction with our end customers, which reduces our ability to forecast sales and increases the complexity of our business;

•	the volume and timing of delivery of orders placed by us with our wafer foundries and assembly subcontractors, and their ability to procure materials;

•	competitive pressures on selling prices;

•	the ability of our products to penetrate additional markets;

•	the volume and timing of orders received from customers;

•	the inability to adequately protect or enforce our intellectual property rights;

•	reliance on international sales activities for a substantial portion of our net revenues;

•	fluctuations in exchange rates, particularly the exchange rate between the U.S. dollar and the Japanese yen, the Euro and the Swiss franc;

•	expenses we are required to incur (or choose to incur) in connection with our intellectual property litigations;

•	our ability to develop and bring to market new products and technologies on a timely basis;

•	earthquakes, terrorists acts or other disasters;

•	continued impact of changes in securities laws and regulations, including potential risks resulting from our evaluation of our internal controls over financial reporting;

•	the lengthy timing of our sales cycle;

•	undetected defects and failures in meeting the exact specifications required by our products;

•	changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay;

•	our ability to attract and retain qualified personnel;

•	risks associated with acquisitions and strategic investments;

•	our ability to successfully integrate, or realize the expected benefits from, our acquisitions;

•	changes in environmental laws and regulations, including with respect to energy consumption and climate change;

•	interruptions in our information technology systems; and

•	uncertainties arising out of economic consequences of current and potential military actions or terrorist activities and associated political instability.
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
Our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business. Sales to distributors accounted for approximately 77%, 75% and 76% of net revenues in the years ended December 31, 2017, 2016 and 2015, respectively. Selling through distributors reduces our ability to forecast sales and increases the complexity of our business, requiring us to:

•	manage a more complex supply chain;

•	monitor the level of inventory of our products at each distributor, and

•	monitor the financial condition and credit-worthiness of our distributors, many of which are located outside of the United States and are not publicly traded.
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
We depend on third-party suppliers to provide us with wafers for our products and if they fail to provide us sufficient quantities of wafers, our business may suffer. Our primary supply arrangements for the production of wafers are with Epson, Lapis, and X-FAB. Our contracts with these suppliers expire on varying dates, with the earliest to expire in December 2020. Although some aspects of our relationships with Lapis, X-FAB and Epson are contractual, many important aspects of these relationships depend on their continued cooperation. We cannot assure that we will continue to work successfully with Epson, Lapis and X-FAB in the future, and that the wafer foundries’ capacity will meet our needs. Additionally, one or more of these wafer foundries could seek an early termination of our wafer supply agreements. Any serious disruption in the supply of wafers from Epson, Lapis and X-FAB could harm our business. We estimate that it would take 12 to 24 months from the time we identified an alternate manufacturing source to produce wafers with acceptable manufacturing yields in sufficient quantities to meet our needs.
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
Intense competition in the high-voltage power supply industry may lead to a decrease in our average selling price and reduced sales volume of our products. The high-voltage power supply industry is intensely competitive and characterized by significant price sensitivity. Our products face competition from alternative technologies, such as linear transformers, discrete switcher power supplies, and other integrated and hybrid solutions. If the price of competing solutions decreases significantly, the cost effectiveness of our products will be adversely affected. If power requirements for applications in which our products are currently utilized go outside the cost-effective range of our products, some of these alternative technologies can be used more cost effectively. In addition, as our patents expire, our competitors could legally begin using the technology covered by the expired patents in their products, potentially increasing the performance of their products and/or decreasing the cost of their products, which may enable our competitors to compete more effectively. Our current patents may or may not inhibit our competitors from getting any benefit from an expired patent. Our U.S. patents have expiration dates ranging from 2018 to 2037. We cannot assure that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market. We believe our failure to compete successfully in the high-voltage power supply business, including our ability to introduce new products with higher average selling prices, would materially harm our operating results.
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
We do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer. Our business is characterized by short-term customer orders and shipment schedules, and the ordering patterns of some of our large customers have been unpredictable in the past and will likely remain unpredictable in the future. Not only does the volume of units ordered by particular customers vary substantially from period to period, but also purchase orders received from particular customers often vary substantially from early oral estimates provided by those customers for planning purposes. In addition, customer orders can be canceled or rescheduled without significant penalty to the customer. In the past, we have experienced customer cancellations of substantial orders for reasons beyond our control, and significant cancellations could occur again at any time. Also, a relatively small number of distributors, OEMs and merchant power supply manufacturers account for a significant portion of our revenues. Specifically, our top ten customers, including distributors, accounted for 54% and 60% of our net revenues in each of the years ended December 31, 2017 and 2016, respectively. However, a significant portion of these revenues are attributable to sales of our products through distributors of electronic components. These distributors sell our products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers, which mitigates the risk of customer concentration to a large degree.
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
Our international sales activities account for a substantial portion of our net revenues, which subjects us to substantial risks. Sales to customers outside of the United States of America account for, and have accounted for a large portion of our net revenues, including approximately 96% of our net revenues for each of the years ended December 31, 2017, and 2016. If our international sales declined and we were unable to increase domestic sales, our revenues would decline and our operating results would be harmed. International sales involve a number of risks to us, including:

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
If we do not prevail in our litigation, we will have expended significant financial resources, potentially without any benefit, and may also suffer the loss of rights to use some technologies. We are currently involved in a number of patent litigation matters and the outcome of the litigation is uncertain. See Note 13, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. For example, in one of our patent suits the infringing company has been found to infringe four of our patents. Despite the favorable court finding, the infringing party filed an appeal to the damages awarded. In another matter, we are being sued in an ongoing case for patent infringement. Should we ultimately be determined to be infringing another party’s patents, or if an injunction is issued against us while litigation is pending on those claims, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly. In the event of an adverse outcome, we may be required to pay substantial damages, stop our manufacture, use, sale, or importation of infringing products, or obtain licenses to the intellectual property we are found to have infringed. We have also incurred, and expect to continue to incur, significant legal costs in conducting these lawsuits, including the appeal of the case we won, and our involvement in this litigation and any future intellectual property litigation could adversely affect sales and divert the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor.  Thus, even if we are successful in these lawsuits, the benefits of this success may fail to outweigh the significant legal costs we will have incurred.
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
Changes in tax rules and regulations, changes in interpretation of tax rules and regulations, or unfavorable assessments from tax audits may increase the amount of taxes we are required to pay. Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions and to review or audit by the U.S. Internal Revenue Service (IRS) and state, local and foreign tax authorities. In addition, the United States, countries in Asia and other countries where we do business have recently enacted or are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational companies. These potential changes could adversely affect our effective tax rates or result in other costs to us.
Recently enacted U.S. tax legislation will significantly change the taxation of U.S.-based multinational corporations, by, among other things, reducing the U.S. corporate income tax rate, adopting elements of a territorial tax system, assessing a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign-sourced earnings. The legislation is unclear in some respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the legislation. A significant portion of our earnings are earned by our subsidiaries outside the U.S. Changes to the taxation of certain foreign earnings resulting from the newly enacted U.S. tax legislation, along with the state tax impact of these changes and potential future cash distributions, may have an adverse effect on our effective tax rate. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material effect on our business, cash flow, results of operations or financial conditions.
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
We are exposed to risks associated with acquisitions and strategic investments. We have made, and in the future intend to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets. Acquisitions involve numerous risks, including but not limited to:

•	inability to realize anticipated benefits, which may occur due to any of the reasons described below, or for other unanticipated reasons

•	the risk of litigation or disputes with customers, suppliers, partners or stockholders of an acquisition target arising from a proposed or completed transaction;

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We own our principal executive, administrative, manufacturing and technical offices which are located in San Jose, California. We also own an R&D facility in New Jersey and a test facility in Biel, Switzerland. We lease administrative office space in Singapore and Switzerland, R&D facilities in Canada, United Kingdom and Malaysia and a design center in Germany, in addition to sales offices in various countries around the world to accommodate our sales force. We believe that our current facilities are sufficient for our Company; however, if headcount increases above capacity we may need to lease additional space.

Item 3. Legal Proceedings.

Information with respect to this item may be found in Note 13, Legal Proceedings and Contingencies, in our Notes to Consolidated Financial Statements included later in this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

	Year Ended December 31, 2017		Year Ended December 31, 2016
	High	Low	High	Low
First Quarter	$72.50	$62.45	$49.75	$41.63
Second Quarter	$75.25	$62.70	$54.36	$45.04
Third Quarter	$82.20	$67.10	$63.03	$48.91
Fourth Quarter	$84.35	$71.15	$69.55	$61.97
As of February 9, 2018, there were approximately 37 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends Declared Per Common Share
The following table presents the quarterly dividends declared per share of our common stock for the periods indicated:

	Year Ended December 31,
	2017	2016
First Quarter	$0.14	$0.13
Second Quarter	$0.14	$0.13
Third Quarter	$0.14	$0.13
Fourth Quarter	$0.14	$0.13
We paid a total of $16.6 million and $15.1 million in cash dividends during 2017 and 2016, respectively.
Issuer Purchases of Equity Securities
Over the years our board of directors has authorized the use of funds to repurchase shares of our common stock, including $30.0 million in each of July 2015, October 2015 and July 2017, with repurchases to be executed according to pre-defined price/volume guidelines. In 2015, we purchased 1.3 million shares for approximately $53.7 million. In 2016, we purchased 146,000 shares for approximately $6.4 million. In 2017, we purchased 129,000 shares for approximately $9.2 million. As of December 31, 2017, we had $44.4 million available for future stock repurchases, which has no expiration date. In January 2018, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors.
The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
October 1, 2017, to October 31, 2017	18,719	$73.24	18,719	$45.5
November 1, 2017, to November 30, 2017	—	—	—	$45.5
December 1, 2017, to December 31, 2017	14,518	$74.58	14,518	$44.4
Total	33,237		33,237

Performance Graph (1)

The following graph shows the cumulative total stockholders return of an investment of $100 in cash on December 31, 2012, through December 31, 2017, in our common stock, the NASDAQ Composite Index and the NASDAQ Electronic Components Index and assuming that all dividends were reinvested. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Company/Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Power Integrations, Inc.	100.00	167.22	156.26	148.34	208.96	228.34
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Electronic Components	100.00	142.79	190.07	186.91	241.21	341.27
_______________

(1)
This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Power Integrations under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

Consolidated Statement of Income Data	Year Ended December 31,
(in thousands, except per share amounts)	2017(1)(2)	2016(1)	2015(1)(3)	2014	2013
Net revenues	$431,755	$389,668	$344,609	$348,797	$347,089
Income from operations	57,637	48,874	38,906	55,796	54,066
Provision for (benefit from) income taxes	32,690	1,054	179	(2,730)	(1,839)
Net income	$27,609	$48,898	$39,152	$59,544	$57,266

Earnings per share:
Basic	$0.93	$1.69	$1.35	$1.99	$1.95
Diluted	$0.90	$1.65	$1.32	$1.93	$1.88
Shares used in per share calculation:
Basic	29,674	28,925	29,001	29,976	29,421
Diluted	30,545	29,619	29,696	30,829	30,420
Dividends per share	$0.56	$0.52	$0.48	$0.44	$0.32

Consolidated Balance Sheet Data	Year Ended December 31,
(in thousands)	2017(1)(2)	2016(1)	2015(1)(3)	2014	2013
Cash and cash equivalents	$93,655	$62,134	$90,092	$60,708	$92,928
Short-term marketable securities	189,236	188,323	83,769	114,575	109,179
Cash, cash equivalents and short-term marketable securities	282,891	250,457	173,861	175,283	202,107
Working capital	313,483	274,318	203,050	210,752	227,004
Total assets	621,074	554,410	486,707	493,663	501,421
Long-term liabilities	22,341	7,380	6,925	7,827	14,317
Stockholders’ equity	$547,682	$503,084	$442,590	$430,676	$436,686
_______________

(1)
In 2017 we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which amended the accounting standards for revenue recognition. The standards were applied on a retrospective basis to 2015 and 2016 (refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for details), but not to 2013 and 2014.

(2)
In December 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Refer to Note 11, Provision for Income Taxes, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for details).

(3)
In 2015 we acquired Cambridge Semiconductor Limited (CamSemi), a UK company (refer to Note 14, Acquisitions, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for details).

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
A large percentage of our products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating our products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, power tools, industrial controls, and lighting applications that utilize light-emitting diodes (LEDs), and “smart-home,” or “internet of things” applications such as networked thermostats, power strips and other building-automation and security devices.
We also offer high-voltage gate drivers- either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry- used to operate high-voltage switches such as insulated-gate bipolar transistors (IGBTs). These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to one gigawatt) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.
Our net revenues were $431.8 million, $389.7 million and $344.6 million in 2017, 2016 and 2015, respectively. In 2017 revenues increased by $42.1 million due to higher unit sales into the industrial and consumer end-markets, driven by growth from a broad range of industrial and consumer-appliance applications. In 2016 revenues increased by $45.1 million due primarily to higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers. In addition, higher unit sales into the consumer market, particularly the consumer-appliance market, contributed to the increase in 2016. The increases in both 2017 and 2016 were partially offset by lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers.
Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 54%, 60% and 61% of net revenues in 2017, 2016 and 2015, respectively. In 2017 our top customer, a distributor of our products, accounted for approximately 16% of our net revenues. In 2016 and 2015 our top two customers, also distributors, collectively accounted for approximately 28% and 32% of our net revenues. International sales represented approximately 96% of net revenues in each of 2017, 2016, and 2015.
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
Our gross profit, defined as net revenues less cost of revenues, was $213.7 million or 49% of net revenues in 2017, compared to $192.2 million or 49% of net revenues in 2016, and $173.3 million or 50% of net revenues in 2015. Our gross margin in 2017 was flat compared to 2016 as a favorable change in end-market mix was offset by higher manufacturing costs stemming from a decline in the value of the U.S. dollar versus the Japanese yen in 2016, which subsequently increased the cost of silicon wafers purchased from our Japanese wafer-fabrication foundries. The decrease in gross margin in 2016 was due primarily to a change in end-market mix, with a greater percentage of revenues coming from lower-margin end-markets, particularly communications.
Total operating expenses in 2017, 2016 and 2015 were $156.0 million, $143.3 million and $134.4 million, respectively. The increase in operating expenses in 2017 was due primarily to higher salary and related expenses due to the expansion of our workforce, increased legal expenses in connection with our litigation with ON Semiconductor, and increased stock-based compensation expense. Operating expenses increased in 2016 due primarily to increased stock-based compensation expense related to annual performance-based awards, and the expansion of headcount in support of our product-development efforts.

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

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. A brief description of these critical accounting policies is set forth below. For more information regarding our accounting policies, see Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Revenue recognition
Product revenues consist of sales to original equipment manufacturers, or OEMs, merchant power supply manufacturers and distributors. Approximately 77% of our net product sales were made to distributors in 2017. We apply the provisions of Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
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
For awards with performance conditions, we recognize compensation expense when it becomes probable that the performance target will be achieved. A probability assessment is performed on a quarterly basis and requires significant assumptions and estimates made by management related to the projected achievement of the performance targets, which consist of non-GAAP operating earnings, strategic goals and/or net revenues. Changes in the probability assessment of achieving the performance targets are accounted for in the period of change by recording a cumulative catch-up adjustment as if the new estimate had been applied since the service inception date. If the actual performance targets achieved differ significantly from those projected by management, additional compensation expense may be recorded for the performance-based awards due to the cumulative catch-up adjustment, which could have an adverse impact on our results of operations.

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
As of December 31, 2017, we continue to maintain a valuation allowance on our California deferred tax assets as we believe that it is not more likely than not that the deferred tax assets will be fully realized. We also maintain a valuation allowance with respect to some of our deferred tax assets relating primarily to tax credits in Canada and the state of New Jersey as well as Federal capital loss carryforwards.

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

Goodwill and intangible assets
In accordance with ASC 350-10, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators of impairment emerge. Under the amendments of Accounting Standards Update (ASU) 2017-04, Intangibles - Goodwill and Other (Topic 350), we compare the fair value of our single reporting unit to the carrying amount, including goodwill. If the fair value of our single reporting unit exceeds the carrying amount no impairment adjustment is required. If the carrying amount of our reporting unit exceeds the fair value, then we record an impairment loss equal to the difference, but not in excess of the carrying amount of the goodwill. Under ASC 350-10, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, we elect this option and after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then comparing the fair value of a reporting unit to its carrying amount is unnecessary. We have not elected this option to date. We evaluated goodwill for impairment in the fourth quarters of 2017 and 2016, and concluded that no impairment existed as of December 31, 2017, and December 31, 2016.
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

Results of Operations
The following table sets forth statement of income data as a percentage of net revenues for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	50.5	50.7	49.7
Gross profit	49.5	49.3	50.3
Operating expenses:
Research and development	15.9	16.0	16.7
Sales and marketing	11.9	12.3	13.6
General and administrative	8.4	8.5	8.7
Total operating expenses	36.2	36.8	39.0
Income from operations	13.3	12.5	11.3
Other income	0.6	0.3	0.1
Income before income taxes	13.9	12.8	11.4
Provision for income taxes	7.5	0.3	0.1
Net income	6.4%	12.5%	11.3%
Comparison of Years Ended December 31, 2017, 2016 and 2015
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. In 2017 revenues increased by $42.1 million due to higher unit sales into the industrial and consumer end-markets, driven by growth from a broad range of industrial and consumer-appliance applications. These increases were partially offset by lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers. In 2016 revenues increased by $45.1 million due primarily to higher unit sales into the communications end-market, largely as a result of the success of our InnoSwitch products in mobile-device chargers as well as the consumer market, particularly the consumer-appliance market. These increases were partially offset by lower unit sales into the computer end-market, reflecting reduced demand for power supplies for desktop computers.
Our approximate net revenue mix by end-markets served in 2017, 2016 and 2015 is as follows:

End Market	2017	2016	2015
Communications	24%	27%	24%
Computer	5%	6%	7%
Consumer	38%	36%	36%
Industrial	33%	31%	33%
Sales to customers outside of the United States were $415.1 million in 2017, compared to $374.7 million in 2016 and $329.9 million in 2015, representing approximately 96% of net revenues in each of 2017, 2016 and 2015. Although power supplies using our products are designed and distributed worldwide, most of these power supplies are manufactured by our customers in Asia. As a result, sales to this region accounted for approximately 79%, 81% and 80% of our net revenues in 2017, 2016 and 2015, respectively. We expect international sales to continue to account for a large portion of our net revenues for the foreseeable future.
Sales to distributors accounted for 77%, 75% and 76% of our net revenues in 2017, 2016 and 2015, respectively, with direct sales to OEMs and merchant power supply manufacturers accounting for the remainder in each of the corresponding years. In 2017 one distributor accounted for more than 10% of revenues. In 2016 and 2015, two distributors each accounted for more than 10% of revenues.
The following customers each accounted for 10% or more of net revenues during these years:

Customer	2017	2016	2015
Avnet	16%	18%	21%
Powertech Distribution Ltd.	*	10%	11%
_______________
* Total customer revenue was less than 10% of net revenues.
No other customers accounted for 10% or more of net revenues during these years.

Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facility, overhead associated with the management of our supply chain and the amortization of acquired intangible assets. Gross margin is gross profit divided by net revenues. The following table compares gross profit and gross margin for the years ended December 31, 2017, 2016 and 2015:

(dollars in millions)	2017	Change	2016	Change	2015
Gross profit	$213.7	11.2%	$192.2	10.9%	$173.3
Gross margin	49.5%		49.3%		50.3%
Our gross margin was essentially flat in 2017 compared to 2016 as a favorable change in end-market mix was largely offset by higher costs stemming from a decline in the value of the U.S. dollar versus the Japanese yen in 2016, which subsequently increased the cost of silicon wafers purchased from our Japanese foundries. The decrease in gross margin in 2016 was due primarily to a change in end-market mix, with a greater percentage of revenue coming from lower-margin end-markets, particularly the communications market.
Research and development expenses. Research and development (R&D) expenses consist primarily of employee-related expenses including stock-based compensation and expensed material and facility costs associated with the development of new processes and new products. We also record R&D expenses for prototype wafers related to new products until the products are released to production. The following table compares R&D expenses for the years ended December 31, 2017, 2016 and 2015:

(dollars in millions)	2017	Change	2016	Change	2015
R&D expenses	$68.5	9.9%	$62.3	8.3%	$57.5
Percentage of net revenues	15.9%		16.0%		16.7%
R&D expenses increased in 2017 compared to 2016, reflecting increased salary and related expenses from the expansion of headcount, and greater equipment and product-development expenses, all in support of our product-development efforts. R&D expenses increased in 2016 as compared to 2015 primarily due to increased stock-based compensation expense related to performance-based stock awards as a result of our 2016 performance. The expansion of headcount in support of our product-development efforts also contributed to the 2016 increase.
Sales and marketing expenses. Sales and marketing expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of acquired intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The following table compares sales and marketing expenses for the years ended December 31, 2017, 2016 and 2015:

(dollars in millions)	2017	Change	2016	Change	2015
Sales and marketing expenses	$51.4	7.1%	$48.0	2.6%	$46.8
Percentage of net revenues	11.9%		12.3%		13.6%
Sales and marketing expenses increased in 2017 compared to 2016 primarily due primarily to the expansion of our sales force, resulting in higher salary and related expenses. Sales and marketing expenses increased in 2016 compared to 2015 primarily due to increased stock-based compensation expense related to performance-based stock awards as a result of our 2016 performance. Higher bonus and sales commissions also contributed to the 2016 increase.
General and administrative expenses. General and administrative (G&A) expenses consist primarily of employee-related expenses, including stock-based compensation expenses for administration, finance, human resources and general management, as well as consulting, professional services, legal and auditing expenses. The table below compares G&A expenses for the years ended December 31, 2017, 2016 and 2015:

(dollars in millions)	2017	Change	2016	Change	2015
G&A expenses	$36.1	9.4%	$33.0	10.0%	$30.0
Percentage of net revenues	8.4%		8.5%		8.7%
G&A expenses increased in each of 2017 and 2016 due primarily to increased expenses related to our litigation with ON Semiconductor, as well as increased stock-based compensation expense.

Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The following table compares other income for the years ended December 31, 2017, 2016 and 2015:

(dollars in millions)	2017	Change	2016	Change	2015
Other income	$2.7	146.9%	$1.1	153.6%	$0.4
Percentage of net revenues	0.6%		0.3%		0.1%
Other income increased in 2017 due primarily to an increase in interest income reflecting an increase in our cash and investment balances along with higher yields earned on those balances. Other income increased in 2016 compared to 2015 due primarily to the unfavorable impact in 2015 of foreign currency movements relative to the U.S. dollar and the related loss recognized from the re-measurement of monetary foreign currency assets and liabilities of our Swiss subsidiary.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The following table compares the provision for income taxes for the years ended December 31, 2017, 2016 and 2015:

(dollars in millions)	2017	Change	2016	Change	2015
Provision for income taxes	$32.7	3,001.5%	$1.1	488.8%	$0.2
Percentage of net revenues	7.5%		0.3%		0.1%
Effective tax rate	54.2%		2.1%		0.5%
Our effective tax rate is impacted by the geographic distribution of our world-wide earnings in lower tax jurisdictions and the federal R&D tax credit. In 2017 our effective tax rate was impacted by a $37.5 million charge resulting from the enactment of the U.S. Tax Cuts and Jobs Act (Tax Act). For additional details on the impact of the Tax Act, refer to Note 11, Provision for Income Taxes, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Additionally, in 2017 our rate was favorably impacted by the recognition of excess tax benefits related to share-based payments of approximately $2.1 million. Effective January 1, 2017, we adopted Accounting Standards Update 2016-09 (ASU 2016-09), Compensation - Stock Compensation, under which all excess tax benefits and tax deficiencies are recognized prospectively as income tax expense or benefit in the income statement. For additional details on our adoption of ASU 2016-09, refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources
We had approximately $282.9 million in cash, cash equivalents and short-term marketable securities at December 31, 2017 compared to $250.5 million at December 31, 2016, and $173.9 million at December 31, 2015. As of December 31, 2017, 2016 and 2015, we had working capital, defined as current assets less current liabilities, of approximately $313.5 million, $274.3 million and $203.1 million, respectively.
On July 27, 2016, we entered into a credit agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on July 26, 2019; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2017 and 2016, we had no amounts outstanding under our agreement.
Our operating activities generated cash of $82.0 million, $97.9 million, and $92.2 million in the years ended December 31, 2017, 2016 and 2015, respectively. In each of these years, cash was primarily generated from operating activities in the ordinary course of business.
In 2017, our net income was $27.6 million, which included stock-based compensation expenses, non-cash depreciation and amortization of $24.7 million, $18.4 million and $6.1 million, respectively. Sources of cash also included a $20.0 million increase in taxes payable and accrued liabilities driven by the long-term portion of the taxes payable related to the transitional impact of the U.S. Tax Act and a $0.4 million increase in accounts payable due to the timing of payments. These sources of cash were partially offset by a $17.6 million increase in prepaid expenses and other assets, primarily driven by advances to suppliers and prepaid legal expenses, a $10.5 million increase in accounts receivable due to the timing of collections along with increased shipments and a $4.5 million increase in inventories to support increased demand.
In 2016, our net income was $48.9 million, which included stock-based compensation expenses, non-cash depreciation and amortization of $20.9 million, $16.8 million, and $6.7 million, respectively. Sources of cash included a $7.7 million increase in accounts payable due to timing of payments. These sources of cash were partially offset by a $2.5 million increase in prepaid expenses and other assets due to an increase in prepaid income taxes, and a $1.1 million decrease in taxes payable and accrued liabilities.

In 2015, our net income was $39.2 million, which included non-cash depreciation, stock-based compensation expenses and amortization of $16.5 million, $14.8 million and $7.0 million, respectively. Sources of cash also included a $13.5 million decrease in inventory due to reduction efforts, a $4.1 million decrease in accounts receivable due to the timing of collections, and a $3.3 million decrease in prepaid expenses and other assets due to income tax refunds received during the period. These sources of cash were partially offset by a $5.5 million increase in deferred taxes, and a $2.0 million decrease in accounts payable due to the timing of payments.
Our investing activities in the year ended December 31, 2017, resulted in a $34.7 million net use of cash, consisting primarily of $32.5 million for purchases of property and equipment, primarily machinery and equipment for use in the manufacture of our products, and $2.2 million from the purchase of marketable securities, net of maturities.
Our investing activities in the year ended December 31, 2016, resulted in a net $117.4 million use of cash, consisting primarily of $105.2 million from the purchase of marketable securities, net of maturities, and $12.2 million for purchases of property and equipment, primarily machinery and equipment for use in the manufacture of our products.
Our investing activities in the year ended December 31, 2015, resulted in a net $7.7 million use of cash, consisting primarily of $15.5 million in net cash paid for the acquisition of CamSemi, $11.4 million for purchases of property and equipment, primarily machinery and equipment for use in the manufacture of our products, and $10.4 million net cash paid for a building purchase (refer to Note 14, Acquisitions, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, for details). These uses of cash were partially offset by $29.6 million of proceeds from the sale and maturity of marketable securities, net of purchases.
Our financing activities in the year ended December 31, 2017, resulted in a net use of $15.8 million of cash. Financing activities consisted primarily of $16.6 million for the payment of dividends to stockholders and $9.2 million for the repurchase of our common stock, partially offset by proceeds of $10.0 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
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
In January 2015, our board of directors continued the $0.12 per share quarterly dividend through each quarter in 2015. In January 2016, our board of directors declared four quarterly cash dividends in the amount of $0.13 per share to be paid to stockholders of record at the end of each quarter in 2016. In January 2017, our board of directors declared four quarterly cash dividends in the amount of $0.14 per share to be paid to stockholders of record at the end of each quarter in 2017.
In January 2018, our board of directors declared four quarterly cash dividends in the amount of $0.16 per share to be paid to stockholders of record at the end of each quarter in 2018. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of our stockholders.
Over the years our board of directors has authorized the use of funds to repurchase shares of our common stock, including $60.0 million authorized in 2015, and $30.0 million authorized in 2017, with repurchases to be executed according to pre-defined price/volume guidelines. In 2015, we purchased 1.3 million shares for approximately $53.7 million. In 2016, we purchased 146,000 shares for approximately $6.4 million. In 2017, we purchased 129,000 shares for approximately $9.2 million. As of December 31, 2017, $44.4 million was available for future stock repurchases, which has no expiration date. In January 2018, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements and business conditions as well as other factors.
As of December 31, 2017, we had a contractual obligation related to income tax, consisting primarily of unrecognized tax benefits of approximately $16.7 million. The tax obligation was classified as long-term income taxes payable or recorded as contra deferred tax assets in our consolidated balance sheet.
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. We expect continued sales growth in our foreign business and plan to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. The recent Tax Act signed into law on December 22, 2017 subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries and generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, as of December 31, 2017, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.
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

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

As of December 31, 2017, we had the following contractual obligations and commitments, consisting solely of non-cancelable operating lease agreements:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Operating lease obligations	$4,312	$1,875	$1,756	$434	$247

In addition to our contractual obligations noted above we have a contractual obligation related to income tax as of December 31, 2017, which primarily comprises unrecognized tax benefits of approximately $16.7 million, and was classified as contra deferred tax assets or long-term income taxes payable in our consolidated balance sheet. As of December 31, 2017 we also had approximately $15.4 million classified as long-term income taxes payable related to the estimated one-time transition tax from the enactment of the Tax Act which will be payable in eight annual installments.

Recently Issued Accounting Pronouncements

For recently issued accounting announcements, see “Recently Issued Accounting Pronouncements” in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result of this policy, we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At December 31, 2017 and 2016, we held primarily cash equivalents and short-term investments with fixed interest rates. We do not hold any instruments for trading purposes.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. To minimize market risk, we invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer, and therefore if market interest rates were to increase or decrease by 10% from interest rates as of December 31, 2017, or December 31, 2016, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Consolidated Financial

Statements in this Annual Report on Form 10-K, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of December 31, 2017, our primary transactional currency was the U.S. dollar; in addition, we hold cash in Swiss francs and euros to fund the operation of our Swiss subsidiary. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. The following represents the potential impact on our pretax income from a change in the value of the U.S. dollar compared to the Swiss franc and euro as of December 31, 2017. This sensitivity analysis applies a change in the U.S. dollar value of 5% and 10%.

	December 31, 2017
(in thousands of USD)	5%	10%
Swiss franc and euro foreign exchange impact	$40	$79
The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of December 31, 2017, and December 31, 2016, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Power Integrations, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 14, 2018

We have served as the Company's auditor since 2005.

POWER INTEGRATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In thousands, except share amounts and par value)	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,655	$62,134
Short-term marketable securities	189,236	188,323
Accounts receivable, net of allowance for doubtful accounts of $734 and $525 in 2017 and 2016, respectively	16,798	6,528
Inventories	57,087	52,564
Prepaid expenses and other current assets	7,758	8,715
Total current assets	364,534	318,264
PROPERTY AND EQUIPMENT, net	111,705	95,296
INTANGIBLE ASSETS, net	25,419	31,502
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	2,364	11,342
OTHER ASSETS	25,203	6,157
Total assets	$621,074	$554,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,211	$29,727
Accrued payroll and related expenses	12,064	10,756
Taxes payable	1,767	729
Other accrued liabilities	4,009	2,734
Total current liabilities	51,051	43,946
LONG-TERM INCOME TAXES PAYABLE	18,259	2,639
DEFERRED TAX LIABILITIES	138	820
OTHER LIABILITIES	3,944	3,921
Total liabilities	73,392	51,326
COMMITMENTS AND CONTINGENCIES (NOTES 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value
Authorized - 140,000,000 shares
Outstanding - 29,782,455 and 29,249,635 shares in 2017 and 2016, respectively	29	28
Additional paid-in capital	198,384	172,875
Accumulated other comprehensive loss	(2,139)	(2,710)
Retained earnings	351,408	332,891
Total stockholders’ equity	547,682	503,084
Total liabilities and stockholders’ equity	$621,074	$554,410
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
NET REVENUES	$431,755	$389,668	$344,609
COST OF REVENUES	218,091	197,477	171,309
GROSS PROFIT	213,664	192,191	173,300

OPERATING EXPENSES:
Research and development	68,501	62,310	57,549
Sales and marketing	51,384	47,978	46,816
General and administrative	36,142	33,029	30,029
Total operating expenses	156,027	143,317	134,394
INCOME FROM OPERATIONS	57,637	48,874	38,906
OTHER INCOME	2,662	1,078	425
INCOME BEFORE INCOME TAXES	60,299	49,952	39,331
PROVISION FOR INCOME TAXES	32,690	1,054	179
NET INCOME	$27,609	$48,898	$39,152

EARNINGS PER SHARE:
Basic	$0.93	$1.69	$1.35
Diluted	$0.90	$1.65	$1.32

SHARES USED IN PER SHARE CALCULATION:
Basic	29,674	28,925	29,001
Diluted	30,545	29,619	29,696
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income	$27,609	$48,898	$39,152
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of $0 tax in 2017, 2016 and 2015	79	(384)	(191)
Unrealized loss on marketable securities, net of $0 tax in 2017, 2016 and 2015	(207)	(123)	(180)
Unrealized actuarial gain (loss) on pension benefits, net of tax of ($194), $98 and $96 in 2017, 2016 and 2015, respectively	699	(352)	(344)
Total other comprehensive income (loss)	571	(859)	(715)
Total comprehensive income	$28,180	$48,039	$38,437
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Capital	Loss	Earnings	Equity
BALANCE AT JANUARY 1, 2015	29,208	$29	$171,938	$(1,136)	$259,845	$430,676
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	13,966	13,966
Issuance of common stock under employee stock option and stock award plans	578	—	8,133	—	—	8,133
Repurchase of common stock	(1,250)	(1)	(53,730)	—	—	(53,731)
Issuance of common stock under employee stock purchase plan	117	—	4,447	—	—	4,447
Income tax benefits from employee stock plans	—	—	(189)	—	—	(189)
Stock-based compensation expense related to employee stock options and awards	—	—	13,562	—	—	13,562
Stock-based compensation expense related to employee stock purchases	—	—	1,205	—	—	1,205
Payment of dividends to stockholders	—	—	—	—	(13,916)	(13,916)
Unrealized actuarial loss on pension benefits	—	—	—	(344)	—	(344)
Unrealized loss on marketable securities	—	—	—	(180)	—	(180)
Foreign currency translation adjustment	—	—	—	(191)	—	(191)
Net income	—	—	—	—	39,152	39,152
BALANCE AT DECEMBER 31, 2015	28,653	28	145,366	(1,851)	299,047	442,590
Issuance of common stock under employee stock option and stock award plans	615	—	8,479	—	—	8,479
Repurchase of common stock	(146)	—	(6,435)	—	—	(6,435)
Issuance of common stock under employee stock purchase plan	128	—	4,580	—	—	4,580
Stock-based compensation expense related to employee stock options and awards	—	—	19,599	—	—	19,599
Stock-based compensation expense related to employee stock purchases	—	—	1,286	—	—	1,286
Payment of dividends to stockholders	—	—	—	—	(15,054)	(15,054)
Unrealized actuarial loss on pension benefits	—	—	—	(352)	—	(352)
Unrealized loss on marketable securities	—	—	—	(123)	—	(123)
Foreign currency translation adjustment	—	—	—	(384)	—	(384)
Net income	—	—	—	—	48,898	48,898
BALANCE AT DECEMBER 31, 2016	29,250	28	172,875	(2,710)	332,891	503,084
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	7,542	7,542
Issuance of common stock under employee stock option and stock award plans	569	1	5,086	—	—	5,087
Repurchase of common stock	(129)	—	(9,188)	—	—	(9,188)
Issuance of common stock under employee stock purchase plan	92	—	4,934	—	—	4,934
Stock-based compensation expense related to employee stock awards	—	—	23,337	—	—	23,337
Stock-based compensation expense related to employee stock purchases	—	—	1,340	—	—	1,340
Payment of dividends to stockholders	—	—	—	—	(16,634)	(16,634)
Unrealized actuarial gain on pension benefits	—	—	—	699	—	699
Unrealized loss on marketable securities	—	—	—	(207)	—	(207)
Foreign currency translation adjustment	—	—	—	79	—	79
Net income	—	—	—	—	27,609	27,609
BALANCE AT DECEMBER 31, 2017	29,782	$29	$198,384	$(2,139)	$351,408	$547,682
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,609	$48,898	$39,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,374	16,812	16,464
Amortization of intangibles	6,083	6,663	7,039
Loss on disposal of property and equipment	360	332	361
Stock-based compensation expense	24,677	20,885	14,767
Amortization of premium on marketable securities	1,100	555	1,063
Deferred income taxes	15,838	(638)	(5,508)
Increase in accounts receivable allowances	209	207	127
Tax shortfall associated with employee stock plans	—	—	(189)
Change in operating assets and liabilities:
Accounts receivable	(10,479)	751	4,144
Inventories	(4,523)	(630)	13,500
Prepaid expenses and other assets	(17,646)	(2,524)	3,342
Accounts payable	396	7,714	(2,000)
Taxes payable and accrued liabilities	20,041	(1,124)	(75)
Net cash provided by operating activities	82,039	97,901	92,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,496)	(12,198)	(11,359)
Payment for purchase of building (Note 14)	—	—	(10,389)
Payment for acquisition, net of cash acquired (Note 14)	—	—	(15,549)
Purchases of marketable securities	(151,663)	(188,654)	(29,748)
Proceeds from sales and maturities of marketable securities	149,443	83,423	59,309
Net cash used in investing activities	(34,716)	(117,429)	(7,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	10,020	13,059	12,580
Repurchase of common stock	(9,188)	(6,435)	(53,731)
Payments of dividends to stockholders	(16,634)	(15,054)	(13,916)
Proceeds from draw on line of credit	5,000	—	—
Payments on line of credit	(5,000)	—	—
Net cash used in financing activities	(15,802)	(8,430)	(55,067)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,521	(27,958)	29,384
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,134	90,092	60,708
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,655	$62,134	$90,092

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$4,913	$1,825	$1,472
Loan applied to CamSemi purchase price (Note 14)	$—	$—	$6,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net of refunds (Note 11)	$(1,571)	$6,613	$473
The accompanying notes are an integral part of these consolidated financial statements.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

Power Integrations, Inc. (“Power Integrations” or the “Company”), incorporated in California on March 25, 1988, and reincorporated in Delaware in December 1997, designs, develops, manufactures and markets analog and mixed-signal integrated circuits (ICs) and other electronic components and circuitry used in high-voltage power conversion. The Company’s products are used in power converters that convert electricity from a high-voltage source (typically 48 volts or higher) to the type of power required for a specified downstream use. A large percentage of the Company’s products are ICs used in AC-DC power supplies, which convert the high-voltage AC from a wall outlet to the low-voltage DC required by most electronic devices. Power supplies incorporating the Company’s products are used with all manner of electronic products including mobile phones, computing and networking equipment, appliances, electronic utility meters, power tools, industrial controls, lighting applications that utilize light-emitting diodes (LEDs), and “smart-home,” or “internet of things” applications such as networked thermostats, power strips and other building-automation and security devices. The Company also offers high-voltage gate drivers – either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry – used to operate high-voltage switches such as insulated-gate bipolar transistors (IGBTs). These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to one gigawatt) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:

Significant Accounting Policies and Estimates

Segment Reporting
The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of integrated circuits and related components for use primarily in high-voltage power conversion market. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany transactions and balances.

Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition and allowances for receivables and inventories. These estimates are based on historical facts and various other factors, which the Company believes to be reasonable at the time the estimates are made. However, as the effects of future events cannot be determined with precision, actual results could differ significantly from management’s estimates.

Revenue Recognition
The Company applies the provisions of Accounting Standards Codification (ASC) 606-10, Revenue from Contracts with Customers, and all related appropriate guidance. The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Marketable Securities
The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. As a result the Company classifies its investment portfolio as available-for-sale. The Company classifies all investments with a maturity date greater than three months at the date of purchase as short-term marketable securities in its consolidated balance sheet. As of December 31, 2017, and December 31, 2016, the Company’s marketable securities consisted primarily of commercial paper, corporate bonds, government securities and/or other high-quality commercial securities.

Employee Benefits Plan
The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company is not required to contribute; however, the Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. The Company provided for a contribution of approximately $1.2 million in 2017 and approximately $1.1 million in each of 2016 and 2015.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Risk and Foreign Currency Translation
As of December 31, 2017, the Company’s primary transactional currency was U.S. dollars; in addition, the Company holds cash in Swiss francs and euros to fund the operations of the Company’s Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in “other income” in the consolidated statements of income.
Gains and losses arising from the remeasurement of non-functional currency balances are recorded in ''other income'' in the accompanying consolidated statements of income. For each of the years ended December 31, 2017 and 2016 the Company realized foreign exchange transaction losses of $0.1 million and $0.5 million in 2015.
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

Advertising
Advertising costs are expensed as incurred. In each of 2017 and 2016 advertising costs amounted to $1.3 million and $1.1 million in 2015.

Research and Development
Research and development costs are expensed as incurred.

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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2017. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, amending the existing accounting standards for revenue recognition. The Company elected to early adopt these standards, effective on January 1, 2017, using the full retrospective method, under which the amendments were applied to all prior periods presented. Under the new standards the Company recognizes all revenue on sales to distributors

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition on sales to certain distributors until the distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition).
The impact of adoption on the Company’s previously reported consolidated financial statements were as follows:

Consolidated Balance Sheet:	December 31, 2016
(In thousands)	As Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$6,961	$(433)	$6,528
Prepaid expenses and other current assets	8,520	195	8,715
Deferred tax assets	12,032	(690)	11,342
Deferred income on sales to distributors	16,207	(16,207)	—
Other accrued liabilities	2,434	300	2,734
Retained earnings	$317,912	$14,979	$332,891

	Year Ended December 31,
Consolidated Statements of Income:	2016			2015
(In thousands, except per share)	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
Net revenues	$387,393	$2,275	$389,668	$343,989	$620	$344,609
Cost of revenues	196,232	1,245	197,477	170,602	707	171,309
Provision for income taxes	1,032	22	1,054	271	(92)	179
Net income	$47,890	$1,008	$48,898	$39,147	$5	$39,152

Earnings per share
Basic	$1.66	$0.03	$1.69	$1.35	$—	$1.35
Diluted	$1.62	$0.03	$1.65	$1.32	$—	$1.32

	Year Ended December 31,
Consolidated Statement of Cash Flows:	2016			2015
(In thousands)	As Reported	Impact of Adoption	As Adjusted	As Reported	Impact of Adoption	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,890	$1,008	$48,898	$39,147	$5	$39,152
Deferred income taxes	(660)	22	(638)	(5,416)	(92)	(5,508)
Accounts receivable	650	101	751	4,131	13	4,144
Prepaid expenses and other assets	(2,499)	(25)	(2,524)	3,391	(49)	3,342
Taxes payable and accrued liabilities	(1,124)	—	(1,124)	(76)	1	(75)
Deferred income on sales to distributors	$1,106	$(1,106)	$—	$(122)	$122	$—

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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company elected to early adopt the new standards in the fourth quarter of 2017 when the annual goodwill impairment test was performed.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Pronouncements
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

3. COMPONENTS OF THE COMPANY’S CONSOLIDATED BALANCE SHEETS
Accounts Receivable

(in thousands)	December 31, 2017	December 31, 2016
Accounts receivable trade	$58,718	$46,849
Accrued ship and debit	(39,486)	(38,075)
Allowance for stock rotation and rebate	(1,700)	(1,721)
Allowance for doubtful accounts	(734)	(525)
Total	$16,798	$6,528
Inventories

(in thousands)	December 31, 2017	December 31, 2016
Raw materials	$15,517	$14,610
Work-in-process	16,765	15,194
Finished goods	24,805	22,760
Total	$57,087	$52,564
Prepaid Expenses and Other Current Assets

(in thousands)	December 31, 2017	December 31, 2016
Prepaid income tax	$460	$2,431
Prepaid legal fees	213	212
Prepaid maintenance agreements	856	1,399
Advance to suppliers	1,211	69
Interest receivable	1,195	743
Other	3,823	3,861
Total	$7,758	$8,715
Property and Equipment

(in thousands)	December 31, 2017	December 31, 2016
Land	$20,288	$20,288
Construction-in-progress	15,353	6,880
Building and improvements	52,655	52,156
Machinery and equipment	151,269	132,162
Computer software and hardware and office furniture and fixtures	50,440	45,951
	290,005	257,437
Accumulated depreciation	(178,300)	(162,141)
Total	$111,705	$95,296

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense for property and equipment for fiscal years ended December 31, 2017, 2016 and 2015, was approximately $18.4 million, $16.8 million and $16.5 million, respectively, and was determined using the straight-line method over the following useful lives:

Building and improvements	4-40 years
Machinery and equipment	2-8 years
Computer software and hardware and office furniture and fixtures	4-7 years
Total property and equipment (excluding accumulated depreciation) located in the United States at December 31, 2017, 2016 and 2015, was approximately $159.5 million, $155.1 million and $150.1 million, respectively. In each of 2017, 2016 and 2015, approximately 12% of total property and equipment (excluding accumulated depreciation) was held in Thailand by one of the Company’s subcontractors. No other country held 10% or more of total property and equipment in the periods presented.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three years ended December 31, 2017:

(in thousands)	Unrealized Gains and Losses on Available-for-Sale Securities	Defined Benefit Pension Items		Foreign Currency Items	Total
Balance at January 1, 2015	$83	$(1,240)		$21	$(1,136)
Other comprehensive loss before reclassifications	(180)	(469)		(191)	(840)
Amounts reclassified from accumulated other comprehensive loss	—	125	(1)	—	125
Other comprehensive loss	(180)	(344)		(191)	(715)
Balance at December 31, 2015	(97)	(1,584)		(170)	(1,851)
Other comprehensive loss before reclassifications	(123)	(505)		(384)	(1,012)
Amounts reclassified from accumulated other comprehensive loss	—	153	(1)	—	153
Other comprehensive loss	(123)	(352)		(384)	(859)
Balance at December 31, 2016	(220)	(1,936)		(554)	(2,710)
Other comprehensive income before reclassifications	(207)	502		79	374
Amounts reclassified from accumulated other comprehensive loss	—	197	(1)	—	197
Other comprehensive income	(207)	699		79	571
Balance at December 31, 2017	$(427)	$(1,237)		$(475)	$(2,139)
_______________

(1)	This component of accumulated other comprehensive loss is included in the computation of net periodic pension cost for the years ended December 31, 2017, 2016 and 2015.

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
The Company’s cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair-value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets primarily includes money market securities. This type of instrument is generally classified within Level 1 of the fair-value hierarchy. The types of instruments valued based on other observable inputs (Level 2 of the fair-value hierarchy) include investment-grade corporate bonds and government, state, municipal and provincial obligations. Such types of investments are valued by using a multi-dimensional relational model, the inputs are primarily benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets,

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benchmark securities, bids, offers, and reference data including market research publications. The Company does not hold any instruments that would be classified within Level 3 of the fair-value hierarchy.
The fair value hierarchy of the Company’s cash equivalents and marketable securities at December 31, 2017, and December 31, 2016, was as follows:

	Fair Value Measurement at
	December 31, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$179,951	$—	$179,951
Commercial paper	51,122	—	51,122
Government securities	9,285	—	9,285
Money market funds	195	195	—
Total	$240,553	$195	$240,358

	Fair Value Measurement at
	December 31, 2016
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$132,141	$—	$132,141
Commercial paper	58,031	—	58,031
Money market funds	1,916	1,916	—
Total	$192,088	$1,916	$190,172
The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2017, and December 31, 2016.

5. MARKETABLE SECURITIES:

Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at December 31, 2017, were as follows:

	Amortized	Gross Unrealized		Estimated Fair
(in thousands)	Cost	Gains	Losses	Market Value
Investments due in 3 months or less:
Corporate securities	$38,485	$—	$(16)	$38,469
Total	38,485	—	(16)	38,469
Investments due in 4-12 months:
Corporate securities	104,440	—	(199)	104,241
Government securities	9,302	—	(17)	9,285
Total	113,742	—	(216)	113,526
Investments due in 12 months or greater:
Corporate securities	37,436	—	(195)	37,241
Total	37,436	—	(195)	37,241
Total marketable securities	$189,663	$—	$(427)	$189,236

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

The weighted average interest rate of investments at December 31, 2017 and December 31, 2016, was approximately 1.57% and 1.23%, respectively. As of December 31, 2017 and 2016, there were no individual securities that had been in a continuous loss position for 12 months or greater.

6. GOODWILL AND INTANGIBLE ASSETS:
Changes in the carrying amount of goodwill during the years ended December 31, 2017 and 2016, are as follows:

(in thousands)	Goodwill
Balance at December 31, 2015	$91,849
Goodwill acquired during the period	—
Balance at December 31, 2016	91,849
Goodwill acquired during the period	—
Balance at December 31, 2017	$91,849
Intangible assets consist primarily of developed technology, acquired licenses, customer relationships, trade name, domain name, in-process R&D and patent rights, and are reported net of accumulated amortization. In January 2015, the Company acquired Cambridge Semiconductor Limited (CamSemi), a UK company, resulting in the addition of the following intangible assets: developed technology of $6.6 million, which is amortized over a period of three - seven years; and customer relationships of $2.4 million, which is amortized over a period of five years. In August 2015, the Company purchased a building with existing third-party leases, resulting in the addition of in-place lease intangible assets of $0.7 million which was amortized over a period of two years.
The Company amortizes the cost of all intangible assets over the shorter of the estimated useful life or the term of the developed technology, acquired licenses, customer relationships, trade name, patent rights and in-place leases, which range from two to twelve years, with the exception of $4.7 million of in-process R&D and $1.3 million paid to acquire an internet domain name. In-process R&D is assessed for impairment until the development is completed and products are available for sale, at which time the Company will begin to amortize the in-process R&D. The Company does not expect the amortization of in-process R&D to begin in 2018. The Company acquired the rights to the internet domain name www.power.com, which is now the Company’s primary domain name; the cost to acquire the domain name has been recorded as an intangible asset and will not be amortized as it has an indefinite useful life. Amortization of acquired intangible assets was approximately $6.1 million, $6.7 million and $7.0 million in the years ended December 31, 2017, 2016 and 2015, respectively. The Company does not believe there is any significant residual value associated with the following intangible assets:

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017			December 31, 2016
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Developed technology	33,270	(19,211)	14,059	33,270	(15,455)	17,815
Customer relationships	20,030	(14,621)	5,409	20,030	(12,474)	7,556
Technology licenses	—	—	—	3,000	(3,000)	—
In-place leases	660	(660)	—	660	(480)	180
Total intangible assets	$59,911	$(34,492)	$25,419	$62,911	$(31,409)	$31,502
The estimated future amortization expense related to definite-lived intangible assets at December 31, 2017, is as follows:

Fiscal Year	Estimated Amortization (in thousands)
2018	$5,152
2019	4,753
2020	3,528
2021	2,662
2022	1,584
Thereafter	1,789
Total (1)	$19,468
_______________

(1)	The total above excludes $4.7 million of in-process R&D which will be amortized upon completion of development over the estimated useful life of the technology.

7. STOCK PLANS AND SHARE BASED COMPENSATION:
Stock Plans
As of December 31, 2017, the Company had three stock-based compensation plans (the “Plans”) which are described below.
2007 Equity Incentive Plan
The 2007 Equity Incentive Plan (2007 Plan) was adopted by the board of directors on September 10, 2007, and approved by the stockholders on November 7, 2007, as an amendment and restatement of the 1997 Stock Option Plan (1997 Plan). The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit (RSU) awards, stock appreciation rights, performance-based (PSU) awards, long-term performance based (PRSU) awards and other stock awards to employees, directors and consultants. Pursuant to the 2007 Plan, the exercise price for incentive stock options and non-statutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service. The 2007 Plan expired in September 2017 with no further grants to be made under this plan; however previous grants under this plan shall remain outstanding until they are exercised, vest, forfeited or expire.
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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016 Incentive Award Plan
The 2016 Incentive Award Plan (2016 Plan) was adopted by the board of directors on March 17, 2016 and approved by the stockholders on May 13, 2016. The Plan provides for the grant of RSU awards, PSU awards and PRSU awards. No other forms of equity-based awards, including stock options and stock appreciation rights, may be granted under the Plan. As of December 31, 2017, 35,000 awards have been issued and approximately 1.5 million shares of common stock remain available for future grant under the 2016 Plan. The 2016 Plan also provides for performance-based cash awards that qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code.
1997 Employee Stock Purchase Plan
Under the 1997 Employee Stock Purchase Plan (Purchase Plan), eligible employees may apply accumulated payroll deductions, which may not exceed 15% of an employee’s compensation, to the purchase of shares of the Company’s common stock at periodic intervals. The purchase price of stock under the Purchase Plan is equal to 85% of the lower of (i) the fair market value of the Company’s common stock on the first day of each offering period, or (ii) the fair market value of the Company’s common stock on the purchase date (as defined in the Purchase Plan). Each offering period consists of one purchase period of approximately six months duration. An aggregate of 3.5 million shares of common stock were reserved for issuance to employees under the Purchase Plan. As of December 31, 2017, of the shares reserved for issuance, 3.0 million shares had been purchased and 0.5 million shares were reserved for future issuance under the Purchase Plan.
Shares Reserved
As of December 31, 2017, the Company had approximately 2.0 million shares of common stock reserved for future grant under all stock plans.
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
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cost of revenues	$1,321	$1,148	$933
Research and development	8,496	7,309	5,255
Sales and marketing	5,197	4,489	3,644
General and administrative	9,663	7,939	4,935
Total stock-based compensation expense	$24,677	$20,885	$14,767

The following table summarizes total compensation expense related to unvested awards not yet recognized, net of expected forfeitures, and the weighted average period over which it is expected to be recognized as of December 31, 2017:

	Unrecognized Compensation Expense for Unvested Awards (in thousands)	Weighted Average Remaining Recognition Period (in years)
Long-term performance-based awards	$3,519	1.36
Restricted stock units	35,132	3.73
Purchase plan	128	0.08
Total unrecognized compensation expense	$38,779

Stock-based compensation expense in the year ended December 31, 2017, was approximately $24.7 million (comprising approximately $8.2 million related to performance-based awards, $15.2 million related to restricted stock units and $1.3 million related to the Company’s Purchase Plan).

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company did not grant stock options in the years ended December 31, 2017, 2016 and 2015, and therefore no fair-value assumptions are reported.
The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rates	0.91%	0.44%	0.13%
Expected volatility rates	30%	32%	29%
Expected dividend yield	0.80%	0.96%	1.08%
Expected term of purchase rights (in years)	0.50	0.50	0.50
Weighted-average estimated fair value of purchase rights	$16.74	$12.23	$10.18
A summary of stock options outstanding as of December 31, 2017, and activity during three years then ended, is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,344	$27.27
Granted	—	—
Exercised	(311)	$26.11
Forfeited or expired	(3)	$37.97
Outstanding at December 31, 2015	1,030	$27.58
Granted	—	—
Exercised	(333)	$25.41
Forfeited or expired	—	—
Outstanding at December 31, 2016	697	$28.62
Granted	—	—
Exercised	(186)	$27.48
Forfeited or expired	—	—
Outstanding at December 31, 2017	511	$29.03	2.05	$22,770
Vested and Exercisable at December 31, 2017	511		2.05	$22,770
The total intrinsic value of options exercised during the year ended December 31, 2017, 2016 and 2015, was $8.9 million, $11.5 million and $7.0 million, respectively.
The following table summarizes the stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
(shares in thousands) Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$17.75 - $24.21	263	1.26	$20.96	263	$20.96
$31.15 - $42.88	248	2.88	$37.56	248	$37.56
	511	2.05	$29.03	511	$29.03

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A summary of PSU awards outstanding as of December 31, 2017, and activity during the three years then ended, is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	—	—
Granted	89	$52.36
Vested	—	—
Forfeited or canceled	(78)	$52.35
Outstanding at December 31, 2015	11	$52.35
Granted	101	$46.26
Vested	(11)	$52.35
Forfeited or canceled	(2)	$46.87
Outstanding at December 31, 2016	99	$46.25
Granted	88	$63.99
Vested	(99)	$46.25
Forfeited or canceled	(9)	$63.99
Outstanding at December 31, 2017	79	$63.99	0	$5,819
Outstanding and expected to vest at December 31, 2017	79		0	$5,819
The grant date fair value of PSU awards released, which were fully vested, in the years ended December 31, 2017 and 2016 were approximately $4.6 million and $0.6 million, respectively. There were no PSU awards released in the year ended December 31, 2015 (as the Company did not reach its minimum performance goals established for the 2014 PSUs).
PRSU Awards (Long-term Performance Based)
The Company's PRSU program provides for the issuance of PRSUs which will vest based on the Company's performance measured against the PRSU Plan's established revenue targets. The PRSUs were granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company’s performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2017, 2016 and 2015 were based on the Company’s annual revenue growth over the respective three-year performance period.
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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of PRSU awards outstanding as of December 31, 2017, and activity during the three years then ended, is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	61	$55.51
Granted	72	$52.47
Vested	—	—
Forfeited or canceled	(4)	$57.76
Outstanding at December 31, 2015	129	$53.75
Granted	78	$43.26
Vested	—	—
Forfeited or canceled	(57)	$55.35
Outstanding at December 31, 2016	150	$47.65
Granted	71	$63.00
Vested	—	—
Forfeited or canceled	(37)	$51.59
Outstanding at December 31, 2017	184	$52.80	1.49	$13,547
Outstanding and expected to vest at December 31, 2017	164		1.28	$12,072
RSU Awards
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
A summary of RSU awards outstanding as of December 31, 2017, and activity during the three years then ended, is presented below:

(shares and intrinsic value in thousands)	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	692	$43.86
Granted	319	$49.75
Vested	(267)	$42.49
Forfeited	(63)	$45.71
Outstanding at December 31, 2015	681	$46.98
Granted	331	$46.70
Vested	(270)	$45.13
Forfeited	(24)	$47.21
Outstanding at December 31, 2016	718	$47.54
Granted	558	$60.82
Vested	(284)	$46.52
Forfeited	(44)	$50.89
Outstanding at December 31, 2017	948	$55.51	1.97	$69,742
Outstanding and expected to vest at December 31, 2017	860		1.80	$63,289
The grant date fair value of RSUs vested in the years ended December 31, 2017, 2016 and 2015, was approximately $13.2 million, $12.2 million and $11.3 million, respectively.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SIGNIFICANT CUSTOMERS AND GEOGRAPHIC NET REVENUES:
Customer Concentration
The Company's top ten customers accounted for approximately 54%, 60% and 61% in 2017, 2016 and 2015, respectively. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Sales to distributors in 2017, 2016 and 2015 were $330.9 million, $292.6 million and $261.4 million, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
The following customers, distributors of the Company’s products, each accounted for 10% or more of total net revenues:

	Year Ended December 31,
Customer	2017	2016	2015
Avnet	16%	18%	21%
Powertech Distribution Ltd.	*	10%	11%
_______________
* Total customer revenue was less than 10% of net revenues.
No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2017 and December 31, 2016, 64% and 70%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.
The following customer, a distributor of the Company’s products, represented 10% or more of accounts receivable:

Customer	December 31, 2017	December 31, 2016
Avnet	18%	24%

No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.

Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues based on “bill to” customer locations were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
United States of America	$16,647	$14,948	$14,759
Hong Kong/China	227,335	198,858	173,202
Taiwan	50,307	50,324	47,279
Korea	38,012	41,996	34,264
Western Europe (excluding Germany)	48,230	41,214	38,028
Japan	20,769	19,767	16,994
Germany	11,558	7,563	7,802
Other	18,897	14,998	12,281
Total net revenues	$431,755	$389,668	$344,609

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:
Common Stock Repurchases
Over the years the Company’s board of directors has authorized the use of funds to repurchase shares of the Company’s common stock, including $60.0 million and $30.0 million in 2015 and 2017, respectively, with repurchases to be executed according to pre-defined price/volume guidelines. In 2015, the Company purchased 1.3 million shares for approximately $53.7 million. In 2016, the Company purchased 146,000 shares for approximately $6.4 million. In 2017, the Company purchased 129,000 shares for approximately $9.2 million. As of December 31, 2017, the Company had $44.4 million available for future stock repurchases, which has no expiration date. In January 2018, the Company’s board of directors authorized the use of an additional $30.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future stock repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements and business conditions as well as other factors.
Common Stock Dividend
The following table presents the quarterly dividends declared per share of the Company’s common stock for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
First Quarter	$0.14	$0.13	$0.12
Second Quarter	$0.14	$0.13	$0.12
Third Quarter	$0.14	$0.13	$0.12
Fourth Quarter	$0.14	$0.13	$0.12
The Company paid a total of approximately $16.6 million, $15.1 million and $13.9 million in cash dividends during 2017, 2016 and 2015, respectively.
In January 2018, the Company’s board of directors declared a $0.16 per share quarterly dividend for each quarter in 2018. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interest of the Company’s stockholders.

10. EARNINGS PER SHARE:
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
A summary of the earnings per share calculation is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Basic earnings per share:
Net income	$27,609	$48,898	$39,152
Weighted-average common shares	29,674	28,925	29,001
Basic earnings per share	$0.93	$1.69	$1.35
Diluted earnings per share (1):
Net income	$27,609	$48,898	$39,152
Weighted-average common shares	29,674	28,925	29,001
Effect of dilutive securities:
Employee stock plans	871	694	695
Diluted weighted-average common shares	30,545	29,619	29,696
Diluted earnings per share	$0.90	$1.65	$1.32

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has included in the 2017, 2016 and 2015 calculations those shares that were contingently issuable upon the satisfaction of the performance conditions as of the end of the respective periods.

In the years ended December 31, 2017 and 2016, no outstanding stock awards were determined to be anti-dilutive and therefore were excluded from the computation of diluted earnings per share. In the years ended December 31, 2015, approximately 8,000 outstanding stock awards were determined to be anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

11. PROVISION FOR INCOME TAXES:
U.S. Tax Reform
The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on the Company’s existing accounting policies and positions that were in effect immediately prior to enactment.
The SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
The items for which the Company was able to determine a reasonable estimate includes a provisional one-time transition tax of $35.3 million, which was included as a component of the income tax provision for the year-ended December 31, 2017. This one-time transition tax was based on the Company’s total post-1986 earnings and profits (E&P) previously deferred from U.S. income taxes. The Company has not yet completed the calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. As of December 31, 2017, the Company has no undistributed foreign earnings that would be subject to the transition tax; although, this amount may change upon finalization of the total post-1986 foreign E&P balances and the amounts held in cash or other specified assets.
The Company also re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods, which is generally 21%. The Company recorded a provisional amount of $4.9 million related to the re-measurement of the Company’s deferred tax assets and liabilities. However, the Company is still analyzing certain aspects of the Tax Act and refining calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
The Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. Due to the complexity of the GILTI tax rules; the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. The Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the Company’s global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company’s current structure and estimated future results of global operations but also the Company’s intent and ability to modify the Company’s structure and/or business. The Company is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in the Company’s financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
U.S. and foreign components of income before income taxes were:

	Year Ended December 31,
(in thousands)	2017	2016	2015
U.S. operations	$(6,944)	$(477)	$(2,246)
Foreign operations	67,243	50,429	41,577
Total pretax income	$60,299	$49,952	$39,331

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Current provision:
Federal	$35,311	$—	$443
State	4	—	83
Foreign	1,483	1,638	5,407
	36,798	1,638	5,933
Deferred provision (benefit):
Federal	(3,640)	(175)	(1,791)
State	—	(27)	(57)
Foreign	(468)	(382)	(3,906)
	(4,108)	(584)	(5,754)
Total	$32,690	$1,054	$179
The Company is entitled to a deduction for federal and state tax purposes with respect to employees' stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax expense has been reflected as an adjustment to the tax provision due to the adoption of ASU 2019-09, Compensation - Stock Compensation, effective January 1, 2017. For additional details on the adoption of ASU 2016-09, refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the Company’s Notes to Consolidated Financial Statements. Prior to the adoption of ASU 2016-09, the net reduction in taxes otherwise payable in excess of any amount credited to income tax expense has been reflected as an adjustment to additional paid-in capital. For 2015, the deficiency arising from employee stock option activity that resulted in an adjustment to additional paid in capital was approximately $0.2 million. No adjustment was recorded in 2016.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before provision for income taxes, as follows:

	Year Ended December 31,
	2017	2016	2015
Provision computed at Federal statutory rate	35.0%	35.0%	35.0%
Business tax credits	(5.7)	(6.0)	(6.8)
Stock-based compensation	(5.0)	2.2	0.8
Foreign income taxed at different rate	(37.3)	(33.1)	(33.2)
U.S. Tax Act - transition tax	54.1	—	—
U.S. Tax Act - deferred tax asset and liability adjustment	8.1	—	—
Valuation allowance	2.2	1.8	2.6
Other	2.8	2.2	2.1
Total	54.2%	2.1%	0.5%
The Company’s effective tax rate is impacted by the geographic distribution of the world-wide earnings in lower tax jurisdictions and the federal R&D tax credit. Additionally, in 2017 the Company’s effective tax rate is impacted by a $37.5 million charge resulting from the enactment of the Tax Act.
The components of the net deferred income tax asset (liabilities) were as follows:

	December 31,
(in thousands)	2017(1)	2016
Deferred tax assets:
Other reserves and accruals	$979	$1,267
Tax credit carry-forwards	10,442	26,895
Stock compensation	4,064	5,760
Capital losses	163	10,585
Net operating loss	7,059	2,671
Other	—	174
Valuation allowance	(18,421)	(27,489)
	4,286	19,863
Deferred tax liabilities:
Depreciation	(1,965)	(2,322)
Unremitted earnings	—	(7,019)
Other	(95)	—
	(2,060)	(9,341)
Net deferred tax asset	$2,226	$10,522
_______________

(1)
The reduction of deferred tax assets is primarily due to the utilization of tax attributes for transition tax related to the Tax Act as well as the reduction of the U.S. federal corporate tax rate from 35% to 21% beginning in 2018.

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
As of December 31, 2017, the Company continues to maintain a valuation allowance primarily as a result of capital losses for federal purposes, and on its California deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. In addition, the Company maintains a valuation allowance with respect to certain of its deferred tax assets relating to tax credits in Canada and the state of New Jersey.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2017, due to the impact of the Tax Act, the Company expects to utilize all federal research and development tax credit carry-forwards and all net operating loss carry-forwards; California research and development tax credit carry-forwards of approximately $21.5 million (there is no expiration of research and development tax credit carry-forwards for the state of California) and California net operating losses of $46.6 million which will begin to expire in 2032. As of December 31, 2017, the Company had Canadian scientific research and experimental development tax credit carry-forwards of approximately $2.4 million and New Jersey research and experimental development tax credit carry-forwards of approximately $0.8 million, which will start to expire in 2030 and 2026, respectively.
Unrecognized Tax Benefits
The Company applies the provisions of ASC 740-10, relating to accounting for uncertain income taxes. Reconciliation of the beginning and ending amount of unrecognized tax benefits:

(in thousands)	Unrecognized Tax Benefits
Unrecognized Tax Benefits Balance at January 1, 2015	$11,160
Gross Increase for Tax Positions of Current Year	3,063
Gross Decrease for Tax Positions of Prior Years	(663)
Unrecognized Tax Benefits Balance at December 31, 2015	13,560
Gross Increase for Tax Positions of Current Year	1,856
Gross Decrease for Tax Positions of Prior Years	(23)
Unrecognized Tax Benefits Balance at December 31, 2016	15,393
Gross Increase for Tax Positions of Current Year	1,699
Gross Decrease for Tax Positions of Prior Years	(409)
Unrecognized Tax Benefits Balance at December 31, 2017	$16,683

The Company's total unrecognized tax benefits as of December 31, 2017, 2016 and 2015, were $16.7 million, $15.4 million and $13.6 million, respectively. An income tax benefit of $10.3 million, net of valuation allowance adjustments, would be recorded if these unrecognized tax benefits are recognized. The Company cannot reasonably estimate the amount of the unrecognized tax benefit that could be adjusted in the next twelve months.
The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had accrued interest and penalties of $0.1 million as of both December 31, 2017, and December 31, 2016, which have been recorded in long-term income taxes payable in the accompanying consolidated balance sheets.
As of December 31, 2017, the Company has concluded all U.S. federal income tax matters for the years through 2012. However, due to tax attributes, the IRS may calculate tax adjustments for subsequent years for positions taken prior to 2012. There is currently no pending income tax audit.
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

12. COMMITMENTS:
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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under all non-cancelable operating lease agreements as of December 31, 2017, are as follows:

Fiscal Year	(in thousands)
2018	$1,875
2019	1,057
2020	699
2021	286
2022	148
Thereafter	247
Total minimum lease payments	$4,312

Total rent expense amounted to $2.0 million, $1.9 million and $2.0 million in the years ended December 31, 2017, 2016 and 2015, respectively.
Purchase Obligations
At December 31, 2017, the Company had no non-cancelable purchase obligations that were due beyond one year.

13. LEGAL PROCEEDINGS AND CONTINGENCIES:

From time to time in the ordinary course of business, the Company becomes involved in lawsuits, or customers and distributors may make claims against the Company. In accordance with ASC 450-10, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to pulse width modulation (PWM) integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integrations patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages. Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the Court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys’ fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company’s motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion, but the Federal Circuit dismissed Fairchild’s appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents, and the Court also invited briefing on enhanced damages and attorneys’ fees. Fairchild also filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild’s request to amend the findings regarding Fairchild’s willful infringement and doubled the damages award against Fairchild but declined to award attorneys’ fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company filed a cross-appeal seeking to increase the damages award. The appeal was argued on January 11, 2012, and the Federal Circuit issued a mixed ruling on March 26, 2013, affirming Fairchild’s infringement of certain claims that support the basis for the permanent injunction while reversing, vacating, and remanding the findings with respect to other claims, including the Company’s claim for damages. The Company filed a petition seeking Supreme

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Court review of the Federal Circuit’s ruling on damages issues, and the Supreme Court called for a response from Fairchild but ultimately declined to review the case. On remand, the District Court reinstated the prior findings that Fairchild willfully infringed three of the Company’s patents; the Company intends to pursue its claim for financial compensation based on Fairchild’s infringement.
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
On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly owned subsidiary System General Corporation (referred to collectively as “Fairchild”), in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties’ motions but granted the Company’s motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company’s patents, that Fairchild has induced others to infringe the Company’s patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company’s products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

most of the parties’ post-trial motions on liability but granted the Company’s motion for judgment as a matter of law finding that Fairchild infringed another of the Company’s patents. On April 25, 2013, the Court denied both parties’ motions regarding the unenforceability of each other’s patents. The Company challenged adverse findings on appeal; nevertheless, the Company estimated that even if the verdict on Fairchild’s patent had ultimately been upheld, the sales potentially impacted would have amounted to less than 0.5% of the Company’s revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well. Following a hearing on the issue in June 2014, the Court denied Fairchild’s request for an injunction against the Company and granted the Company’s request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, and both parties filed appeals with the Federal Circuit. After briefing was completed, oral argument on the appeal took place in early July 2016, and on December 12, 2016, the Federal Circuit issued its opinion in the appeal, overturning the lone infringement verdict against the Company, finding one of the Company’s patents invalid, and overturning the District Court’s jury instruction on inducement. In view of the Federal Circuit’s rejection of the District Court’s jury instruction on inducement, the Court also vacated the inducement findings and associated injunction against Fairchild and remanded the case for a retrial on inducement, but the underlying validity and infringement findings against Fairchild on those two patents remain intact. On remand, the Company will also be seeking financial damages as well as enhanced damages for Fairchild’s willful infringement.
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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (PTO) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing took place. Following a hearing in May 2015, the Federal Circuit ruled in the Company’s favor on August 12, 2015, overturning the PTO’s claim construction and remanding the case for further proceedings. On remand, the PTO ignored the Federal Circuit’s guidance, so the Company has filed another appeal to the Federal Circuit; briefing and oral argument on the second appeal are now complete, with a ruling expected in the coming months.
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
On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an IPR of the validity of the Company’s U.S. Patent No. 6,212,079 (the ’079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ’079 patent is also asserted in the Company’s most recent lawsuits against Fairchild filed in October 2015 and against ON Semiconductor

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

filed in November 2016, also discussed herein. On March 29, 2016, ON Semiconductor Corporation filed another petition requesting inter partes review of the Company’s ‘079 patent. Since that time, ON Semiconductor filed eleven more IPR petitions requesting review of various patents that the Company previously asserted against Fairchild as described above, and another three IPR petitions requesting review of various patents that the Company asserted against ON Semiconductor as described herein. The PTO denied Silver Star Capital’s IPR petition on the ‘079 patent but instituted IPR proceedings with respect to ON Semiconductor’s petition directed to the ‘079 patent. On September 22, 2017, the PTO rejected as obvious the claims of the Company’s ‘079 patent that were asserted in litigation and which form the basis for the $146.5 million judgment against Fairchild; an appeal to reverse the PTO’s adverse findings is expected in the coming months. The PTO also instituted IPR proceedings in response to eight of ON Semiconductor’s eleven other petitions challenging patents previously asserted against Fairchild, denying institution in three cases, and the PTO has rejected a number of claims in the context of these ongoing proceedings. In one case, the PTO rejected as anticipated the claims of the Company’s U.S. Patent No. 6,538,908 that were asserted in litigation against Fairchild; an appeal is expected in the coming months, and further proceedings and the PTO’s initial rulings on other IPRs are expected in the coming months as well. Although the validity of many of the Company’s challenged patents has previously been confirmed in the Company’s District Court litigation with Fairchild and in many cases in prior PTO reexamination proceedings as well, and though the Company intends to vigorously defend the validity of its patents, the outcome of the IPR proceedings is uncertain.
On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company filed a motion to transfer the case to California, which the Court granted, and the case was assigned to a new judge in San Francisco following the transfer. Further proceedings and summary judgment briefing are expected over the course of the coming months, with trial scheduled for February 2019. The Company intends to vigorously defend itself against Opticurrent’s claims.
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
On November 1, 2016, the Company filed a lawsuit against ON Semiconductor in the United States District Court for the Northern District of California to address ON Semiconductor’s infringement of six patents. The court denied ON Semiconductor’s motion requesting that the case be transferred to Arizona and scheduled trial for December of 2019, with interim deadlines for hearing claim construction and dispositive motions. In consolidating the pleadings from the California and Arizona cases following the transfer of ON Semiconductor’s case from Arizona, ON Semiconductor asserted two additional patents, bringing the total number of patents asserted against the Company to eight in this case, and ON Semiconductor’s amended complaint also seeks a declaration of non-infringement with respect to another of the Company’s patents that was previously asserted against Fairchild Semiconductor. Further proceedings and discovery will take place over the coming months.
On December 27, 2016, ON Semiconductor filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, ON Semiconductor alleges that the Company has infringed and is infringing six patents and requests injunctive relief. On March 9, 2017, ON Semiconductor dismissed its Texas complaint and re-filed a substantially similar complaint in the District of Delaware. After the Company filed a motion to dismiss, ON Semiconductor filed an amended complaint; the Company has answered ON Semiconductor’s complaint and asserted claims for infringement of seven of the Company’s patents. Trial has been scheduled for February of 2020, with interim deadlines for discovery and claim construction, and the Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.
In November 2017, ON Semiconductor filed suit against the Company in Taiwan charging the Company with infringing three Taiwanese patents and seeking an injunction and damages of approximately $1.0 million. No schedule has been set for the case at this preliminary stage, but the Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.
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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significant liabilities, require Power Integrations to seek licenses from third parties or prevent the Company from licensing the technology, any of which could have a material adverse effect on the Company’s business, financial condition and operating results.

14. ACQUISITIONS:
Cambridge Semiconductor Limited
On January 2, 2015, the Company acquired 100% of the shares outstanding of Cambridge Semiconductor Limited (CamSemi) for total consideration of approximately $23.3 million, of which $16.7 million was paid in cash and $6.6 million was applied against an outstanding loan owed to the Company. The acquisition-related costs for the purchase of CamSemi totaled $1.0 million, with $0.8 million recognized in 2014 and $0.2 million recognized in 2015.
CamSemi was acquired to accelerate the Company’s product development efforts for the low-power market. The acquisition also broadens the Company’s technology and product portfolio for low-power applications, particularly in the mobility and LED lighting markets. The purchase price allocated to goodwill in the acquisition (as noted in the purchase price allocation below) is related largely to synergies and economies of scale expected from combining the operations of CamSemi with those of the Company.
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

The fair value of the identifiable intangible assets were determined based on the following approach.

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

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

15. RETIREMENT PLANS:
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
The net periodic benefit cost of the Pension Plan was not material to the Company's financial statements during the years ended December 31, 2017, 2016 and 2015. At December 31, 2017, the projected benefit obligation was $10.6 million, the plan assets were $6.8 million and the net pension liability was $3.8 million. As of December 31, 2016, the projected benefit obligation was $11.8 million, the plan assets were $7.9 million, and the net pension liability was $3.9 million. The Company has recorded the unfunded amount as a liability in its consolidated balance sheet at December 31, 2017 and 2016, under the other liabilities caption. The Company expects to make contributions to the Pension Plan of approximately $0.3 million during 2018. The unrealized actuarial loss on pension benefits, net of tax at December 31, 2017, 2016 and 2015 was $1.2 million, $1.9 million and $1.6 million, respectively. These amounts were reflected in Note 3 above under the caption “accumulated other comprehensive loss.”
In accordance with the Compensation-Retirement Benefits Topic of ASC 715-20, Defined Benefits Plan, the Company recognizes the over-funded or under-funded status of its defined post-retirement plan as an asset or liability in its statement of financial position. The company measured the plan assets and benefit obligations as of the date of the fiscal year-end.

16. BANK LINE OF CREDIT:
On July 27, 2016, the Company entered into a credit agreement with a bank (the "Credit Agreement") that provides the Company with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Company’s ability to borrow under the revolving line of credit is conditioned upon the Company’s compliance with specified covenants, including reporting and financial covenants, primarily a minimum cash requirement and a debt to earnings ratio. The Credit Agreement terminates on July 26, 2019; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of December 31, 2017, the Company was compliant with all covenants and had no amount outstanding under the Credit Agreement.

POWER INTEGRATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SELECTED QUARTERLY INFORMATION (Unaudited):
The following tables set forth certain data from the Company's consolidated statements of income for each of the quarters in the years ended December 31, 2017 and 2016.
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

	Three Months Ended
	(unaudited)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(in thousands, except per share data)	2017	2017	2017	2017	2016	2016	2016	2016
Net revenues	$108,249	$111,255	$107,563	$104,688	$102,436	$101,625	$97,571	$88,036
Gross profit	54,028	55,713	53,447	50,476	50,076	49,842	47,785	44,488
Net income (loss)(1)	$(16,898)	$16,506	$13,902	$14,099	$14,303	$12,809	$11,407	$10,379
Earnings (loss) per share
Basic	$(0.57)	$0.55	$0.47	$0.48	$0.49	$0.44	$0.40	$0.36
Diluted	$(0.57)	$0.54	$0.46	$0.47	$0.48	$0.43	$0.39	$0.35
Shares used in per share calculation
Basic	29,759	29,759	29,720	29,456	29,196	28,972	28,850	28,679
Diluted	29,759	30,614	30,454	30,248	29,914	29,625	29,422	29,244
_______________

(1)
In December 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Refer to Note 11, Provision for Income Taxes, in the Notes to Consolidated Financial Statements).

Schedule II
Valuation and Qualifying Accounts

The Company maintains an allowance for the distributors’ ship and debit credits relating to the sell-through of the Company’s products. This reserve is established using the Company’s historical ship and debit amounts and levels of inventory in the distributor channels.
The following is a summary of the activity in the allowance for ship and debit credits:

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for ship and debit credits:
Year ended December 31, 2015	$27,425	$195,669	$(188,679)	$34,415
Year ended December 31, 2016	34,415	262,501	(258,841)	38,075
Year ended December 31, 2017	$38,075	$273,492	$(272,081)	$39,486
_______________

(1)
Deductions relate to ship and debit credits issued which adjust the sell-in price from the standard distribution price to the pre-approved lower price. Refer to Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, for the Company’s revenue recognition policy, including the Company’s accounting for ship and debit claims.

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
Management conducted an assessment of Power Integrations' internal control over financial reporting as of December 31, 2017, based on the framework established by the Committee of Sponsoring Organization (COSO) of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Based on this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
The effectiveness of Power Integrations' internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the fourth quarter of 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Power Integrations, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Power Integrations, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 14, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 14, 2018

Item 9B. Other Information.
Compensation Matters
On February 13, 2018, the Compensation Committee of the Board of Directors of Power Integrations, Inc. (the “Company”) took the following compensation actions with respect to the Company’s chief executive officer, chief financial officer, and other “named executive officers” as defined in Rule 402 of SEC Regulation S-K (collectively, the “Officers”).
2018 Performance-based Incentive Plan
Approved the 2018 Performance-based Incentive Plan (the “2018 PSU Plan”) as follows:
Each officer, as described below, was granted performance stock units, referred to as “PSUs,” which will vest (referred to as a “payout” below) based on Company performance as against the 2018 PSU Plan’s established net revenue targets, non-GAAP operating income targets and strategic goals, each as established by the Compensation Committee. The 2018 target net revenue and non-GAAP operating income levels are intended to have difficulty in attainment levels consistent with the Company’s 2017 PSU Plan.
The portion of the performance stock units granted under the 2018 PSU Plan that will vest will be calculated independently for each of its net revenue, non-GAAP operating income and strategic goals components. “Net revenue” is as set forth in the Company’s annual report for 2018 to be filed with the Securities and Exchange Commission (“SEC”). “Non-GAAP operating income” means operating income for 2018 determined in accordance with GAAP but excluding the following items: (i) stock-based compensation expenses recorded under Accounting Standards Codification 718; (ii) amortization of acquisition-related intangible assets, and the fair-value write-up of acquired inventory; (iii) any other mergers and acquisitions related expenses; and (iv) any other adjustment made to arrive at the Company’s non-GAAP financial information as presented in the Company’s SEC filings. Further, in the event of any mergers, acquisitions or divestitures, or any patent or other litigation settlements or judgments, during the performance period, the net revenue and non-GAAP operating income targets shall be adjusted based on a revised plan approved by the Board of Directors. The strategic goals component is made up of five different strategic goals for the Company.
Weighting of the target components is as follows:

Net revenue	35%
Non-GAAP operating income	35%
Strategic goals	30%
Total	100%
 Net Revenue Component of the 2018 PSU Plan:
No payout will be made under the net revenue component of the 2018 PSU Plan if the Company’s 2018 actual net revenue does not exceed at least the established minimum amount of net revenue as set forth in the 2018 PSU Plan. To the extent 2018 actual net revenue is above the minimum amount of net revenue, the payout increases linearly from zero at the minimum amount of net revenue as set forth in the 2018 PSU Plan up to 100% of the net revenue component of the target when actual net revenue equals target net revenue in the 2018 PSU Plan. If 2018 actual net revenue is above the target amount of net revenue, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the net revenue component of the target when actual net revenue equals or exceeds the established target to achieve the maximum amount payout under the net revenue component of the 2018 PSU Plan.
Non-GAAP Operating Income Component of the 2018 PSU Plan:
No payout will be made under the non-GAAP operating income component of the 2018 PSU Plan if the Company’s 2018 actual non-GAAP operating income does not exceed at least the established minimum amount of non-GAAP operating income as set forth in the 2018 PSU Plan. To the extent 2018 actual non-GAAP operating income is above the minimum amount of non-GAAP operating income, the payout increases linearly from zero at the minimum amount of non-GAAP operating income as set forth in the 2018 PSU Plan up to 100% of the non-GAAP operating income component of the target when actual non-GAAP operating income equals target non-GAAP operating income in the 2018 PSU Plan. If 2018 actual non-GAAP operating income is above the target amount of non-GAAP operating income, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the non-GAAP operating income component of the target when actual non-GAAP operating income equals or exceeds the established target to achieve the maximum amount payout under the non-GAAP operating income component of the 2018 PSU Plan.
Strategic Goals Component of the 2018 PSU Plan:
Each of the five goals in the strategic goals component of the 2018 PSU Plan is assigned a percentage, which percentages range from 2.5% to 20%, and which collectively add up to 30%. If the Company’s 2018 actual achievement of a goal does not exceed at least the established minimum requirement for a particular goal, then no amount is earned for that goal. To the extent 2018 actual performance for a goal is better than the established minimum for the goal, then the payout increases linearly from zero at the minimum amount of performance as set forth in the 2018 PSU Plan up to 100% of the amount for that goal when actual performance equals target performance for that goal in the 2018 PSU Plan. To the extent 2018 actual performance for a goal is better than the established target for the goal, then the payout for performance above target increasing linearly from the target amount actual performance, up to a maximum of 200% for the specific goal when actual performance equals or exceeds the established target to achieve the maximum payout under the specific goal as set forth in the 2018 PSU Plan.
2018 Target Performance Stock Units
Approved the 2018 target performance stock units for the Officers as follows:

Executive Officer	Title	2018 Target PSUs
Balu Balakrishnan	President and Chief Executive Officer	10,200
Sandeep Nayyar	Chief Financial Officer	3,100
Radu Barsan	Vice President, Technology	2,600
Clifford Walker	Vice President, Corporate Development	2,200
Raja Petrakian	Vice President, Operations	2,200
The actual number of shares subject to the performance stock units is twice the target level shown in the table above to enable the payout of up to 200% of the target amount if the actual net revenue, non-GAAP operating income and strategic goals achievement equal or exceed the established levels to achieve the maximum amount of the 2018 PSU Plan.
2018 Restricted Stock Unit Grants
Approved restricted stock unit, referred to as RSU, grants to the following Officers:

Executive Officer	Title	2018 RSU Grants
Balu Balakrishnan	President and Chief Executive Officer	48,000
Sandeep Nayyar	Chief Financial Officer	10,800
Radu Barsan	Vice President, Technology	9,300
Clifford Walker	Vice President, Corporate Development	7,500
Raja Petrakian	Vice President, Operations	7,500
The RSU grants will be effective on the grant date. Twenty-five percent (25%) of the RSUs vest on the one year anniversary of the vesting commencement date (as specified in the Officers’ RSU award agreements), and an additional twenty-five percent (25%) of the RSUs vest annually over the next three (3) years thereafter, subject to the respective Officer’s continuous service.
2018 Long-term Performance-based Incentive Plan
Approved the 2018 Long-term Performance-based Incentive Plan (“2018 PRSU Plan”) as follows:
Each officer, as described below, was granted long term performance stock units, referred to as “PRSUs,” which will vest (referred to as a “payout” below) based on Company performance as against the 2018 PRSU Plan’s established 2020 net revenue target, as established by the Compensation Committee. The 2020 net revenue target level is intended to have a difficulty in attainment level consistent with the Company’s 2017 PRSU Plan target net revenue level. The portion of the performance stock units that will vest will be calculated based on the Company’s 2020 net revenue and awarded in early 2021 upon approval by the Compensation Committee. “Net revenue” is as set forth in the Company’s annual report for 2020 to be filed with the SEC. Further, in the event of any mergers, acquisitions or divestitures, or any patent or other litigation settlements or judgments, during the performance period, the net revenue target shall be adjusted based on a revised plan approved by the Board of Directors.
No payout will be made in early 2021 under the 2018 PRSU Plan if the Company’s 2020 actual net revenue does not exceed at least the established minimum amount of net revenue as set forth in the 2018 PRSU Plan. To the extent 2020 actual net revenue is above the minimum amount of net revenue, the payout increases linearly from zero at the minimum amount of net revenue as set forth in the 2018 PRSU Plan up to 100% of the net revenue component of the target when actual net revenue equals target net revenue in the 2018 PRSU Plan. If 2020 actual net revenue is above the target amount of net revenue, then the payout for performance above target increases linearly from the target amount up to a maximum of 200% of the net revenue component of the target when actual net revenue equals or exceeds the established target to achieve the maximum amount payout under the 2018 PRSU Plan. Except to the extent provided in the executive officer benefits agreements between the Company and each Officer, each Officer must be employed through the end of the performance period to receive stock pursuant to the PRSUs under the 2018 PRSU Plan.

2018 Target PRSUs
Approved the target 2018 PRSUs for the Officers as follows:

Executive Officer	Title	2018 Target PRSUs
Balu Balakrishnan	President and Chief Executive Officer	16,000
Sandeep Nayyar	Chief Financial Officer	3,600
Radu Barsan	Vice President, Technology	3,100
Clifford Walker	Vice President, Corporate Development	2,500
Raja Petrakian	Vice President, Operations	2,500
The actual number of shares subject to the PRSUs is twice the target level shown in the table above to enable the payout of up to 200% of the target amount if actual net revenue equals or exceeds the established level to achieve the maximum amount of the 2018 PRSU Plan.
2018 Salaries
Approved the 2018 salaries for the Officers, to be effective March 26, 2018, as follows:

Executive Officer	Title	2018 Salary
Balu Balakrishnan	President and Chief Executive Officer	$595,000
Sandeep Nayyar	Chief Financial Officer	$365,000
Radu Barsan	Vice President, Technology	$340,000
Clifford Walker	Vice President, Corporate Development	$335,000
Raja Petrakian	Vice President, Operations	$310,000

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The names of our executive officers and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.
The following information is included in our Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after our fiscal year end of December 31, 2017, or the Proxy Statement, and is incorporated herein by reference:

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)

1.	The financial statements required by Item 15(a) are included in Item 8 of this Annual Report on Form 10-K.

2.	The financial statement schedule required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K.
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)	Exhibits

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2

10.1*	Form of Indemnity Agreement for directors and officers	S-1	333-35421	10.1	9/11/1997

10.2*	Power Integrations, Inc. Compliance Policy Regarding IRC Section 409A	10-K	000-23441	10.63	3/2/2009

10.3*	1997 Employee Stock Purchase Plan, as amended	DEF14A	000-23441	Appendix B	3/25/2016

10.4*	Forms of agreement under 1997 Employee Stock Purchase Plan	S-1	333-35421	10.5	9/11/1997

10.5*	1997 Stock Option Plan (as amended through January 25, 2005)	10-Q	000-23441	10.5	5/6/2005

10.6*	Forms of Option Agreements under the 1997 Stock Option Plan	10-K	000-23441	10.41	8/8/2007

10.7*	Forms of Option Agreements under the 1997 Stock Option Plan with Executive Officers in connection with the Chief Executive Officer Benefits Agreement and the Executive Officer Benefits Agreements	10-K	000-23441	10.40	8/8/2007

10.8*	Amendment to Immediately Exercisable Non-Qualified Stock Option Agreement between Power Integrations, Inc. and Balu Balakrishnan, dated February 2, 2009	10-K	000-23441	10.59	3/2/2009

10.9*	1997 Outside Directors Stock Option Plan	10-Q	000-23441	10.3	8/6/2009

10.10*	Amendment No. 1 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of January 27, 2009	10-K	000-23441	10.62	3/2/2009

10.11*	Amendment No. 2 to the Power Integrations, Inc. 1997 Outside Directors Stock Option Plan, effective as of April 12, 2010	10-Q	000-23441	10.2	5/6/2010

10.12*	Forms of agreement under 1997 Outside Directors Stock Option Plan	S-1	333-35421	10.4	9/11/1997

10.13*	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Alan Bickell	10-K	000-23441	10.35	3/8/2007

10.14*	Amendment No. 1 to Nonstatutory Stock Option Agreements for Outside Directors, dated February 20, 2007, between us and Nicholas Brathwaite	10-K	000-23441	10.36	3/8/2007

10.15*	Form of Director Option Grant Agreement.	10-Q	000-23441	10.9	5/6/2009

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
10.16*	Director Equity Compensation Program, as revised in July 2012 and January 2013	10-K	000-23441	10.36	2/22/2013

10.17*	Forms of Stock Option Agreements to be used in Director Equity Compensation Program	10-Q	000-23441	10.5	11/7/2008

10.18*	Outside Director Cash Compensation Arrangements	10-Q	000-23441	10.3	11/3/2010

10.19*	2007 Equity Incentive Plan, as amended and restated	10-Q	000-23441	10.2	8/7/2012

10.20*	Forms of Option Agreements under the 2007 Equity Incentive Plan	Schedule TO	000-23441	99.(D)(4)	12/3/2008

10.21*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2007 Equity Incentive Plan	10-Q	000-23441	10.1	5/6/2010

10.22*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement (as used after to January 1, 2013) under the 2007 Equity Incentive Plan	10-K	000-23441	10.29	2/22/2013

10.23*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2007 Equity Incentive Plan	10-K	000-23441	10.84	2/10/2015

10.24*	Power Integrations, Inc. 2016 Incentive Award Plan	DEF14A	000-23441	Appendix A	3/25/2016

10.25*	Form of restricted Stock Unit Grant Notice and Agreement under the 2016 Incentive Award Plan	10-K	000-23441	10.25	2/8/2017

10.26*	Form of Performance Stock Unit Notice and Agreement under the 2007 Equity Incentive Plan	10-K	000-23441	10.26	2/8/2017

10.27*	Form of Long Term Performance Stock Unit Notice and Agreement under the 2007 Equity Incentive Plan	10-K	000-23441	10.27	2/8/2017

10.28	Technology License Agreement between us and Matsushita Electronics Corporation, dated as of June 29, 2000	10-Q	000-23441	10.28	11/14/2000

10.29†	Wafer Supply Agreement between us and ZMD Analog Mixed Signal Services GmbH & Co. KG, dated as of May 23, 2003	10-Q	000-23441	10.32	8/7/2003

10.30†	Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., dated as of April 1, 2003	10-Q	000-23441	10.31	8/7/2003

10.31†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between us and OKI Electric Industry Co., Ltd., effective as of August 11, 2004	8-K	000-23441	10.22	4/18/2006

10.32	Amendment Number Two to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of April 1, 2008	10-Q	000-23441	10.5	8/8/2008

10.33	Amendment Number Three to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., effective as of June 9, 2008	10-Q	000-23441	10.6	8/8/2008

10.34†	Amendment Number Four to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Electric Industry Co., Ltd., dated September 15, 2008	10-Q	000-23441	10.2	11/7/2008

10.35†	Amendment Number Five to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 14, 2008	10-K	000-23441	10.61	3/2/2009

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
10.36†	Amendment Number Six to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of November 1, 2015	10-K	000-23441	10.32	2/11/2016

10.37†	Amendment Number Seven to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of August 8, 2016	10-Q	000-23441	10.1	11/1/2016

10.38†	Amendment Number Eight to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and OKI Semiconductor Co., Ltd., effective as of July 26, 2017	10-Q	000-23441	10.1	10/26/2017

10.39†	Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd. effective as of April 1, 2005	10-Q	000-23441	10.1	11/7/2008

10.40†	Amendment Number One to the Wafer Supply Agreement between Power Integrations International, Ltd. and Seiko Epson Corporation, with an effective date of December 19, 2008	10-Q	000-23441	10.1	5/6/2009

10.41†	Amendment Number Two to Wafer Supply Agreement, between Seiko Epson Corporation and Power Integrations International, Ltd., entered into on January 5, 2011	10-K	000-23441	10.47	2/25/2011

10.42†	Amendment Number Three to Wafer Supply Agreement, effective as of February 1, 2012, by Power Integrations International Ltd. and Seiko Epson Corporation	10-Q	000-23441	10.1	5/8/2012

10.43†	Development Addendum to Wafer Supply Agreement, dated September 22, 2013, between Seiko Epson Corporation and Power Integrations International Ltd	10-Q	000-23441	10.1	11/1/2013

10.44†	Amendment Number Four to Wafer Supply Agreement, effective as of April 1, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.38	2/11/2016

10.45†	Amendment Number Five to Wafer Supply Agreement, effective as of November 2, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.39	2/11/2016

10.46†	Amendment Number Six to Wafer Supply Agreement, effective as of December 8, 2015, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.40	2/11/2016

10.47†	Amendment Number Seven to Wafer Supply Agreement, effective as of October 3, 2016, by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.46	2/8/2017

10.48†	Amendment Number Eight to Wafer Supply Agreement, effective as of November 8, 2016 by Power Integrations International Ltd. and Seiko Epson Corporation	10-K	000-23441	10.47	2/8/2017

10.49†	Amendment Number One to the Amended and Restated Wafer Supply Agreement between Power Integrations International, Ltd. and XFAB Dresden GmbH & Co. KG, effective as of July 20, 2005	10-K	000-23441	10.66	2/26/2010

10.50†	Wafer Supply Agreement, made and entered into as of October 1, 2010, by and between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q	000-23441	10.2	5/8/2012

10.51†	Amendment Number One to Wafer Supply Agreement, effective as of January 1, 2014, between Power Integrations International, Ltd., and X-FAB Semiconductor Foundries AG	10-Q/A	000-23441	10.2	9/19/2014

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
10.52	Credit Agreement, dated July 27, 2016, by and between Power Integrations Inc. and Wells Fargo Bank, National Association	10-Q	000-23441	10.1	7/29/2016

10.53	2017 Executive Officer Compensation Arrangements and 2017 Performance Based Incentive Plan	10-K	000-23441	Item 9B.	2/8/2017

10.54*	2016 Executive Officer Compensation Arrangements and 2016 Performance Based Incentive Plan	8-K	000-23441	Item 5.02	2/1/2016

10.55*	2015 Executive Officer Cash Compensation Arrangements and 2015 Bonus Plan	8-K	000-23441	Item 5.02	2/2/2015

10.56*	Offer Letter, dated June 23, 2010, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.2	8/6/2010

10.57*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use prior to January 2013	10-Q	000-23441	10.6	8/6/2010

10.58*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for executive officers for use after January 2013	10-K	000-23441	10.48	2/22/2013

10.59*	Amended and Restated Chief Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Balu Balakrishnan	10-Q	000-23441	10.3	5/5/2014

10.60*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Cliff Walker	10-Q	000-23441	10.5	5/5/2014

10.61*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Doug Bailey	10-Q	000-23441	10.6	5/5/2014

10.62*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Ben Sutherland	10-Q	000-23441	10.7	5/5/2014

10.63*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Sandeep Nayyar	10-Q	000-23441	10.8	5/5/2014

10.64*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Mike Matthews	10-Q	000-23441	10.10	5/5/2014

10.65*	Amended and Restated Executive Officer Benefits Agreement, dated as of May 1, 2014, between Power Integrations, Inc. and Radu Barsan	10-Q	000-23441	10.11	5/5/2014

10.66*	Executive Officer Benefits Agreement, dates as of April 23, 2015, between Power Integrations, Inc. and Raja Petrakian	10-Q	000-23441	10.1	7/31/2015

10.67*	May 2017 RSU grants to named executive officers	10-Q	000-23441	Item 5 of Part II	5/5/2017

14.1	Code of Business Conduct and Ethics	8-K	000-23441	14.1	2/4/2008
21.1	List of subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (See signature page)					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

POWER INTEGRATIONS, INC.

Dated:	February 14, 2018	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Chief Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Balu Balakrishnan and Sandeep Nayyar his or her true and lawful attorney-in-fact and agent, with full power of substitution and, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Dated:	February 14, 2018	By:	/s/ BALU BALAKRISHNAN
Balu Balakrishnan
President, Chief Executive Officer
(Principal Executive Officer)

Dated:	February 14, 2018	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Dated:	February 14, 2018	By:	/s/ ALAN D. BICKELL
Alan D. Bickell
Director

Dated:	February 14, 2018	By:	/s/ NICHOLAS E. BRATHWAITE
Nicholas E. Brathwaite
Director

Dated:	February 14, 2018	By:	/s/ E. FLOYD KVAMME
E. Floyd Kvamme
Director and Chairman of the Board

Dated:	February 14, 2018	By:	/s/ STEVEN J. SHARP
Steven J. Sharp
Director

Dated:	February 14, 2018	By:	/s/ BALAKRISHNAN S. IYER
Balakrishnan S. Iyer
Director

Dated:	February 14, 2018	By:	/s/ WILLIAM GEORGE
William George
Director

Dated:	February 14, 2018	By:	/s/ WENDY ARIENZO
Wendy Arienzo
Director