Form 10-Q
period 2018-03-31
POWER INTEGRATIONS INC
filed 2018-04-27
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 16, 2018
Common Stock, $0.001 par value	29,625,957

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and in Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to: our quarterly operating results are volatile and difficult to predict, and if we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly; if demand for our products declines in our major end markets, our net revenues will decrease; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; intense competition may lead to a decrease in our average selling price and reduced sales volume of our products; if our products do not penetrate additional markets, our business will not grow as we expect; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,327	$93,655
Short-term marketable securities	136,370	189,236
Accounts receivable, net of allowances for doubtful accounts of $739 and $734 in 2018 and 2017, respectively	17,727	16,798
Inventories	63,208	57,087
Prepaid expenses and other current assets	11,003	7,758
Total current assets	349,635	364,534
PROPERTY AND EQUIPMENT, net	109,871	111,705
INTANGIBLE ASSETS, net	25,071	25,419
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	2,506	2,364
OTHER ASSETS	25,502	25,203
Total assets	$604,434	$621,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,991	$33,211
Accrued payroll and related expenses	10,564	12,064
Taxes payable	2,183	1,767
Other accrued liabilities	4,427	4,009
Total current liabilities	48,165	51,051
LONG-TERM INCOME TAXES PAYABLE	18,138	18,259
DEFERRED TAX LIABILITIES	140	138
OTHER LIABILITIES	4,159	3,944
Total liabilities	70,602	73,392
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	29	29
Additional paid-in capital	175,352	198,384
Accumulated other comprehensive loss	(2,382)	(2,139)
Retained earnings	360,833	351,408
Total stockholders’ equity	533,832	547,682
Total liabilities and stockholders’ equity	$604,434	$621,074
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2018	2017
NET REVENUES	$103,081	$104,688
COST OF REVENUES	49,537	54,212
GROSS PROFIT	53,544	50,476

OPERATING EXPENSES:
Research and development	17,481	16,640
Sales and marketing	13,088	12,216
General and administrative	9,014	8,704
Total operating expenses	39,583	37,560
INCOME FROM OPERATIONS	13,961	12,916
OTHER INCOME	836	506
INCOME BEFORE INCOME TAXES	14,797	13,422
PROVISION FOR (BENEFIT FROM) INCOME TAXES	597	(677)
NET INCOME	$14,200	$14,099

EARNINGS PER SHARE:
Basic	$0.48	$0.48
Diluted	$0.46	$0.47

SHARES USED IN PER SHARE CALCULATION:
Basic	29,799	29,456
Diluted	30,552	30,248
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2018	2017
NET INCOME	$14,200	$14,099
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three months ended March 31, 2018 and 2017	(37)	64
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three months ended March 31, 2018 and 2017	(238)	83
Amortization of defined benefit pension items, net of tax of $9 and $13 in the three months ended March 31, 2018 and 2017, respectively	32	49
Total other comprehensive income (loss)	(243)	196
TOTAL COMPREHENSIVE INCOME	$13,957	$14,295
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,200	$14,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,931	4,112
Amortization of intangibles	1,348	1,612
Loss on disposal of property and equipment	38	38
Stock-based compensation expense	5,625	4,969
Amortization of premium on marketable securities	262	251
Deferred income taxes	(140)	(1,105)
Increase in accounts receivable allowances	5	—
Change in operating assets and liabilities:
Accounts receivable	(934)	(8,518)
Inventories	(6,121)	1,415
Prepaid expenses and other assets	(3,141)	(8,234)
Accounts payable	233	(2,377)
Taxes payable and accrued liabilities	(577)	(315)
Net cash provided by operating activities	15,729	5,947
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,491)	(6,403)
Acquisition of technology licenses	(500)	—
Purchases of marketable securities	—	(61,938)
Proceeds from sales and maturities of marketable securities	52,366	46,340
Net cash provided by (used in) investing activities	45,375	(22,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	4,657	4,392
Repurchase of common stock	(33,314)	—
Payments of dividends to stockholders	(4,775)	(4,137)
Proceeds from draw on line of credit	8,000	—
Payments on line of credit	(8,000)	—
Net cash provided by (used in) financing activities	(33,432)	255
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,672	(15,799)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	93,655	62,134
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,327	$46,335
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$1,961	$11,953
Unpaid technology licenses	$500	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net	$273	$(1,439)

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
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in its Form 10-K filed on February 14, 2018, with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:
Significant Accounting Policies and Estimates
No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in its Annual Report on Form 10-K, filed on February 14, 2018, for the year ended December 31, 2017.
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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	March 31, 2018	December 31, 2017
Accounts receivable trade	$68,474	$58,718
Allowances for ship and debit	(47,262)	(39,486)
Allowances for stock rotation and rebate	(2,746)	(1,700)
Allowances for doubtful accounts	(739)	(734)
Total	$17,727	$16,798
Inventories

(In thousands)	March 31, 2018	December 31, 2017
Raw materials	$19,679	$15,517
Work-in-process	16,716	16,765
Finished goods	26,813	24,805
Total	$63,208	$57,087

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepaid Expenses and Other Current Assets

(In thousands)	March 31, 2018	December 31, 2017
Prepaid legal fees	$1,849	$213
Prepaid income tax	248	460
Prepaid maintenance agreements	1,978	856
Interest receivable	798	1,195
Advance to suppliers	1,601	1,211
Other	4,529	3,823
Total	$11,003	$7,758
Intangible Assets

	March 31, 2018			December 31, 2017
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Developed technology	33,270	(20,025)	13,245	33,270	(19,211)	14,059
Customer relationships	20,030	(15,135)	4,895	20,030	(14,621)	5,409
Technology licenses	1,000	(20)	980	—	—	—
In-place leases	—	—	—	660	(660)	—
Total	$60,251	$(35,180)	$25,071	$59,911	$(34,492)	$25,419
The estimated future amortization expense related to finite-lived intangible assets at March 31, 2018, is as follows:

Fiscal Year	Estimated Amortization (In thousands)
2018 (remaining nine months)	$3,919
2019	4,878
2020	3,653
2021	2,787
2022	1,709
Thereafter	2,174
Total (1)	$19,120
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized, upon completion of development, over the estimated useful life of the technology.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017, were as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	March 31,		March 31,				March 31,		March 31,
(In thousands)	2018	2017	2018		2017		2018	2017	2018	2017
Beginning balance	$(427)	$(220)	$(1,237)		$(1,936)		$(475)	$(554)	$(2,139)	$(2,710)
Other comprehensive income (loss) before reclassifications	(238)	83	—		—		(37)	64	(275)	147
Amounts reclassified from accumulated other comprehensive loss	—	—	32	(1)	49	(1)	—	—	32	49
Net-current period other comprehensive income (loss)	(238)	83	32		49		(37)	64	(243)	196
Ending balance	$(665)	$(137)	$(1,205)		$(1,887)		$(512)	$(490)	$(2,382)	$(2,514)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended March 31, 2018 and 2017.

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
The fair-value hierarchy of the Company's cash equivalents and marketable securities at March 31, 2018, and December 31, 2017, was as follows:

	Fair Value Measurement at
	March 31, 2018
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$127,121	$—	$127,121
Commercial paper	87,387	—	87,387
Government securities	9,249	—	9,249
Money market funds	199	199	—
Total	$223,956	$199	$223,757

	Fair Value Measurement at
	December 31, 2017
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$179,951	$—	$179,951
Commercial paper	51,122	—	51,122
Government securities	9,285	—	9,285
Money market funds	195	195	—
Total	$240,553	$195	$240,358
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2018, and the twelve months ended December 31, 2017.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at March 31, 2018, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Corporate securities	$38,023	$—	$(43)	$37,980
Total	38,023	—	(43)	37,980
Investments due in 4-12 months:
Corporate securities	59,119	—	(223)	58,896
Government securities	9,268	—	(19)	9,249
Total	68,387	—	(242)	68,145
Investments due in 12 months or greater:
Corporate securities	30,625	—	(380)	30,245
Total	30,625	—	(380)	30,245
Total marketable securities	$137,035	$—	$(665)	$136,370

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
As of March 31, 2018, and December 31, 2017, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2018, and March 31, 2017:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Cost of revenues	$249	$143
Research and development	1,839	1,634
Sales and marketing	1,276	1,097
General and administrative	2,261	2,095
Total stock-based compensation expense	$5,625	$4,969
Stock-based compensation expense in the three months ended March 31, 2018, was approximately $5.6 million (comprising approximately $4.3 million related to restricted stock unit (RSU) awards, $0.9 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.4 million related to the Company’s employee stock purchase plan). Stock-based compensation expense in the three months ended March 31, 2017, was approximately $5.0 million (comprising approximately $3.5 million related to RSUs, $1.2 million related to PSUs and PRSUs and $0.3 million related to the Company’s employee stock purchase plan).
Stock Options
A summary of stock options outstanding as of March 31, 2018, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	511	$29.03
Granted	—	—
Exercised	(84)	$23.32
Forfeited or expired	—	—
Outstanding at March 31, 2018	427	$30.16	1.98	$16,312
Vested and exercisable at March 31, 2018	427		1.98	$16,312

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
In January 2018, it was determined that approximately 79,000 shares of the PSUs granted in 2017, vested in aggregate and were released to the Company’s employees and executives in the first quarter of 2018.
A summary of PSUs outstanding as of March 31, 2018, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	79	$63.99
Granted	56	$61.12
Vested	(79)	$63.99
Forfeited	—	—
Outstanding at March 31, 2018	56	$61.12	0.75	$3,841
Outstanding and expected to vest at March 31, 2018	23		0.75	$1,576
PRSU Awards
            The Company's PRSU program provides for the issuance of PRSUs which will vest based on the Company's performance measured against the PRSU program's established revenue targets. PRSUs are granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company's performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2016, 2017 and 2018 were based on the Company’s annual revenue growth over the respective three-year performance period.
Expense associated with these awards, net of estimated forfeitures, is recorded throughout the year depending on the number of shares expected to vest based on progress toward the performance target. If the performance conditions are not achieved, no compensation cost is recognized and any previously recognized compensation is reversed.
A summary of PRSUs outstanding as of March 31, 2018, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	184	$52.80
Granted	72	$59.90
Vested	(38)	$52.45
Forfeited	—	—
Outstanding at March 31, 2018	218	$55.20	1.74	$14,873
Outstanding and expected to vest at March 31, 2018	214		1.70	$14,631

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSU Awards
A summary of RSUs outstanding as of March 31, 2018, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	948	$55.51
Granted	117	$60.03
Vested	(99)	$53.40
Forfeited	(3)	$56.42
Outstanding at March 31, 2018	963	$56.27	2.40	$65,787
Outstanding and expected to vest at March 31, 2018	880		1.86	$60,173

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
Customer Concentration
The Company's top ten customers accounted for approximately 58% of net revenues for the three months ended March 31, 2018, and approximately 59% of net revenues in the corresponding period of the previous year. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Sales to distributors were $79.1 million and $80.6 million in the three months ended March 31, 2018 and 2017, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In each of the three months ended March 31, 2018 and 2017, one customer, a distributor of the Company's products, accounted for more than 10% of the Company’s net revenues.
The following table discloses this customer’s percentage of revenues for the respective periods:

	Three Months Ended
	March 31,
Customer	2018	2017
Avnet	16%	17%
No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2018, and December 31, 2017, 70% and 67%, respectively, of accounts receivable were concentrated with the Company’s top 10 customers.
The following customers represented 10% or more of accounts receivable:

Customer	March 31, 2018	December 31, 2017
Avnet	20%	18%
ATM Electronics	10%	*
_______________

*	Total customer percentage of accounts receivable was less than 10%.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three months ended March 31, 2018, and March 31, 2017, were as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
United States of America	$3,867	$3,829
Hong Kong/China	51,357	54,845
Taiwan	11,886	13,034
Korea	9,649	9,506
Western Europe (excluding Germany)	13,592	11,971
Japan	4,551	4,648
Germany	3,304	2,796
Other	4,875	4,059
Total net revenues	$103,081	$104,688

8. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:
Common Stock Repurchases
As of December 31, 2017, the Company had approximately $44.4 million remaining under its stock-repurchase program. In January 2018, the Company’s board of directors authorized the use of an additional $30.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the three months ended March 31, 2018, the Company repurchased approximately 0.5 million shares of its common stock for approximately $33.3 million. As of March 31, 2018, the Company had approximately $41.1 million remaining under its current repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
Cash Dividends
In January 2018, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.16 per share to be paid to stockholders of record at the end of each quarter in 2018. For the three months ended March 31, 2018, and March 31, 2017, cash dividends declared and paid were as follows:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2018	March 31, 2017
Dividends declared and paid	$4,775	$4,137
Dividends declared per common share	$0.16	$0.14

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the earnings per share calculation is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2018	2017
Basic earnings per share:
Net income	$14,200	$14,099
Weighted-average common shares	29,799	29,456
Basic earnings per share	$0.48	$0.48
Diluted earnings per share: (1)
Net income	$14,200	$14,099
Weighted-average common shares	29,799	29,456
Effect of dilutive awards:
Employee stock plans	753	792
Diluted weighted-average common shares	30,552	30,248
Diluted earnings per share	$0.46	$0.47
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2018 and 2017 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In each of the three months ended March 31, 2018 and 2017, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

10. PROVISION FOR INCOME TAXES:
U.S. Tax Reform
The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company has not completed the accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate. The Company has not recorded any additional measurement-period adjustments during the quarter ended March 31, 2018. However, the Company continues to evaluate the provisions of the Tax Act, including the recently issued IRS notices, and expects to complete the accounting within the prescribed measurement period.
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
The items for which the Company was able to determine a reasonable estimate includes a provisional one-time transition tax of $35.3 million, which was included as a component of the income tax provision for the year-ended December 31, 2017. This one-time transition tax was based on the Company’s total post-1986 earnings and profits (E&P) previously deferred from U.S. income taxes. As of December 31, 2017, the Company had no undistributed foreign earnings that would be subject to the transition tax; although, this amount may change upon finalization of the total post-1986 foreign E&P balances and the amounts held in cash or other specified assets.
The Company also re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods, which is generally 21%. In the year ended December 31, 2017 the Company recorded a provisional amount of $4.9 million related to the re-measurement of the Company’s deferred tax assets and liabilities. As the Company is still analyzing

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain aspects of the Tax Act and refining calculations, the measurement of these balances may potentially change or give rise to new deferred tax amounts.
The Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. Due to the complexity of the GILTI tax rules and lack of IRS guidance, the Company continues to evaluate this provision of the Tax Act and the application of ASC 740. The Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the Company’s global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company’s current structure and estimated future results of global operations but also the Company’s intent and ability to modify the Company’s structure and/or business. The Company is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any provisional adjustments related to potential GILTI deferred taxes in the Company’s financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI. However, the Company has included a current estimate of the 2018 GILTI impact in the computation of the annual effective tax rate.
Income Taxes
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.
The Company's effective tax rates for the three months ended March 31, 2018 and 2017, were 4.0% and (5.0)%, respectively. In the three months ended March 31, 2018 and 2017, the effective tax rate was lower than the then statutory federal income-tax rates of 21% and 35%, respectively, due to the geographic distribution of the Company’s world-wide earnings in lower tax jurisdictions, federal research tax credits, as well as the recognition of excess tax benefits related to share-based payments. Additionally, in the three months ended March 31, 2018, the effective tax rate was impacted by the estimated 2018 GILTI tax.
As of March 31, 2018, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
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
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (SG), a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of an International Trade Commission (ITC) investigation on the patents asserted in the District Court lawsuit, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining SG and Fairchild from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company’s patents now at issue in the case is unenforceable. On May 5, 2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and later Fairchild withdrew its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company’s objections. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. Thereafter, the parties completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Following a retrial on the issue of damages in December 2015, the jury returned a verdict in the Company’s favor, finding that the Company’s patented technology created the basis for customer demand for the infringing Fairchild products and awarding $139.8 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. Fairchild filed post-trial motions challenging the verdict, but the Court rejected Fairchild’s motions challenging the damages verdict in August

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016. The Company also filed motions requesting enhanced damages and attorney fees and reinstatement of the willfulness finding against Fairchild in view of an intervening change of law; on January 13, 2017, the District Court reinstated the finding that Fairchild’s infringement was willful but declined to enhance damages or award fees. In January 2017, Fairchild filed a further challenge to the verdict, but the Court rejected Fairchild’s motion and entered a final judgment of $146.5 million after factoring in pre-judgment interest. Fairchild’s appeal on the merits is under way, with briefing and oral argument now completed and a ruling expected in the coming months.
On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (PTO) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing took place. Following a hearing in May 2015, the Federal Circuit ruled in the Company’s favor on August 12, 2015, overturning the PTO’s claim construction and remanding the case for further proceedings. On remand, the PTO ignored the Federal Circuit’s guidance, so the Company filed another appeal to the Federal Circuit; in that second appeal, the Federal Circuit overturned the PTO’s rulings and confirmed the validity of the challenged claims of the Company’s patent on March 19, 2018.
On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild’s wholly owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleged that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company answered Fairchild’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company’s patents. Fairchild withdrew its claim for infringement of one of the patents it asserted against the Company after the Company’s preliminary challenge. The parties streamlined their contentions in view of the Court’s pretrial rulings, and following a trial in late May and early June 2015, a jury returned a verdict finding that Fairchild infringed one of the Company’s patents, that Fairchild has induced and contributed to others’ infringement of the Company’s patent, and that the Company induced infringement of a Fairchild patent that was previously found infringed in the 2012 trial described above, with a damages award of $2.4 million in favor of Fairchild. Both parties filed post-trial motions and challenges to various portions of the jury verdicts, and the Court addressed the first wave of post-trial motions, denying each side’s challenges to the verdict and denying Fairchild’s request for an injunction. In parallel proceedings, the Federal Circuit overturned the underlying finding of infringement against the Company on the Fairchild patent-in-suit, and the Company moved to vacate the inducement and damages judgment against the Company, a motion that Fairchild did not oppose. Further proceedings are expected in the coming months.
On October 21, 2015, the Company filed a complaint for patent infringement against in the United States District Court for the Northern District of California Fairchild Semiconductor Corporation, Fairchild Semiconductor International, Inc., and wholly-owned subsidiary Fairchild (Taiwan) Corporation (referred to collectively as “Fairchild”) to address Fairchild’s continued infringement of two patents Fairchild was previously found to infringe in the three District Court cases the Company brought against Fairchild discussed above. In each of the three prior cases, Fairchild was found to infringe one of the patents at issue in the latest complaint, and Fairchild’s challenges to the validity of the patents were rejected during the course of the prior lawsuits as well. Fairchild has answered the Company’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid. Fairchild’s answer also included counterclaims accusing the Company of infringing four patents pertaining to power conversion integrated circuit devices, including one patent the Company was found not to infringe in prior litigation. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. On December 15, 2016, the Court stayed the case pending resolution of the parties’ inter partes review (IPR) and reexamination proceedings regarding the patents-in-suit.
On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an IPR of the validity of the Company’s U.S. Patent No. 6,212,079 (the ‘079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ‘079 patent is also asserted in the Company’s most recent lawsuits against Fairchild filed in October 2015 and against ON Semiconductor filed in November 2016, also discussed herein. On March 29, 2016, ON Semiconductor Corporation filed another petition requesting an IPR of the Company’s ‘079 patent. Since that time, ON Semiconductor filed eleven more IPR petitions requesting review of various patents that the Company previously asserted against Fairchild as described above, and another three IPR petitions requesting review of various patents that the Company asserted against ON Semiconductor as described herein. The PTO denied Silver Star Capital’s IPR petition on the ‘079 patent but instituted IPR proceedings with respect to ON Semiconductor’s petition directed to the ‘079 patent. On September 22, 2017, the PTO rejected as obvious the claims of the Company’s ‘079 patent that were asserted in litigation and which form the basis for the $146.5 million judgment against Fairchild; an appeal has been filed to reverse the PTO’s

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adverse findings, with further proceeding expected in the coming months. The PTO also instituted IPR proceedings in response to eight of ON Semiconductor’s eleven other petitions challenging patents previously asserted against Fairchild, denying institution in three cases, and the PTO has rejected a number of claims in the context of these ongoing proceedings. In one case, the PTO rejected as anticipated the claims of the Company’s U.S. Patent No. 6,538,908 that were asserted in litigation against Fairchild; an appeal is under way, with briefing expected in the coming months, and further proceedings and appeals regarding other IPRs are expected in the coming months as well. Although the validity of many of the Company’s challenged patents has previously been confirmed in the Company’s District Court litigation with Fairchild and in many cases in prior PTO reexamination proceedings as well, and though the Company intends to vigorously defend the validity of its patents, the outcome of the IPR proceedings is uncertain.
On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company filed a motion to transfer the case to California, which the Court granted, and the case was assigned to a new judge in San Francisco following the transfer. Further proceedings are expected over the course of the coming months, with trial scheduled for February 2019. The Company intends to vigorously defend itself against Opticurrent’s claims.
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
In November 2017, ON Semiconductor filed suit against the Company in Taiwan charging the Company with infringing three Taiwanese patents and seeking an injunction and damages of approximately $1.0 million. No schedule has been set for trial at this preliminary stage, but the Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification right to individual customers.
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2018. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and our results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 14, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and in Part II, Item 1A -“Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.
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
Our products bring a number of important benefits to the power-conversion market compared with less advanced alternatives, including reduced component count and design complexity, smaller size, higher reliability and reduced time-to-market. Our products also improve the energy efficiency of power converters, helping our customers meet the increasingly stringent efficiency standards that have been adopted around the world for many electronic products, and improving the efficiency of renewable-energy systems, electric vehicles and other high-power applications.
While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

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
Recent Results
Our net revenues were $103.1 million and $104.7 million in the three months ended March 31, 2018 and 2017, respectively. The decrease in net revenues was due primarily to lower unit sales into the communications end-market, reflecting reduced demand for power supplies for cell phone charging and networking applications. The decrease was partially offset by higher unit sales into the industrial and consumer end-markets, driven by growth from a broad range of industrial and consumer-appliance applications.
Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 58% and 59% of our net revenues in the three months ended March 31, 2018 and 2017, respectively. Our top customer, a distributor of our products, accounted for approximately 16% and 17% of our net revenues in the three months ended March 31, 2018 and 2017, respectively. International sales accounted for 96% of our net revenues in each of the three-month periods ended March 31, 2018 and 2017.
Our gross margin was 52% and 48% in the three months ended March 31, 2018 and 2017, respectively. The increase in gross margin as compared with the same period in the prior year was due primarily to a favorable change in end-market mix, with a greater percentage of revenues coming from higher-margin end-markets.
Total operating expenses were $39.6 million and $37.6 million in the three months ended March 31, 2018 and 2017, respectively. The increase was due primarily to the expansion of our work force and annual merit increases, resulting in higher salary and related expenses, including stock-based compensation expense.

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
•income taxes;
•business combinations; and
•goodwill and intangible assets.
Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in each case in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 14, 2018.

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Net revenues	100.0%	100.0%
Cost of revenues	48.1	51.8
Gross profit	51.9	48.2
Operating expenses:
Research and development	17.0	15.9
Sales and marketing	12.7	11.7
General and administrative	8.7	8.3
Total operating expenses	38.4	35.9
Income from operations	13.5	12.3
Other income	0.8	0.5
Income before income taxes	14.3	12.8
Provision for (benefit from) income taxes	0.6	(0.7)
Net income	13.7%	13.5%
Comparison of the Three Months Ended March 31, 2018 and 2017
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2018 and 2017 were $103.1 million and $104.7 million, respectively. The decrease in net revenues, compared with the same period in the prior year, was due primarily to lower unit sales into the communications end-market, reflecting reduced demand for power supplies for cell phone charging and networking applications. The decrease was partially offset by higher unit sales into the industrial and consumer end-markets, driven by growth from a broad range of industrial and consumer-appliance applications.
Our revenue mix by end market for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
End Market	2018	2017
Communications	19%	28%
Computer	5%	4%
Consumer	40%	37%
Industrial	36%	31%
International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $99.2 million and $100.9 million in the three months ended March 31, 2018 and 2017, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 76% and 80%, of our net revenues in the three months ended March 31, 2018 and 2017, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.

Sales to distributors accounted for 77% of net revenues in each of the three months ended March 31, 2018 and 2017, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In each of the three months ended March 31, 2018 and 2017, one customer, a distributor of our products, accounted for more than 10% of our net revenues.
The following table discloses this customer’s percentage of revenues for the respective periods:

	Three Months Ended March 31,
Customer	2018	2017
Avnet	16%	17%
No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Net revenues	$103.1	$104.7
Gross profit	$53.5	$50.5
Gross margin	51.9%	48.2%
The increase in gross margin for the three months ended March 31, 2018, compared with the same period in the prior year, was due primarily to a favorable change in end-market mix, with a greater percentage of revenues coming from higher-margin end-markets.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Net revenues	$103.1	$104.7
R&D expenses	$17.5	$16.6
R&D expenses as a % of net revenue	17.0%	15.9%
R&D expenses increased in the three months ended March 31, 2018 as compared to the same period in 2017, reflecting increased salary and related expenses from the expansion of headcount and annual merit increases, as well as higher product-development expenses, all in support of our product-development efforts.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Net revenues	$103.1	$104.7
S&M expenses	$13.1	$12.2
S&M expenses as a % of net revenue	12.7%	11.7%
S&M expenses increased in the three months ended March 31, 2018 as compared to the same period in 2017, due primarily to increased salary and related expenses from the expansion of headcount and annual merit increases.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Net revenues	$103.1	$104.7
G&A expenses	$9.0	$8.7
G&A expenses as a % of net revenue	8.7%	8.3%
G&A expenses increased in the three months ended March 31, 2018 as compared to the same period in 2017, reflecting increased salary and related expenses due to annual merit increases.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Net revenues	$103.1	$104.7
Other income	$0.8	$0.5
Other income as a % of net revenue	0.8%	0.5%
The increase in other income in the three months ended March 31, 2018 as compared to the same period in 2017, was primarily due to an increase in interest income reflecting higher yields earned on our cash and investments.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Income before income taxes	$14.8	$13.4
Provision for (benefit from) income taxes	$0.6	$(0.7)
Effective tax rate	4.0%	(5.0)%
Our effective tax rates for the three months ended March 31, 2018 and 2017 were 4.0% and (5.0)%, respectively. In the three months ended March 31, 2018 and 2017, the effective tax rate was lower than the then statutory federal income-tax rates of 21% and 35%, respectively, due to the geographic distribution of our world-wide earnings in lower tax jurisdictions, the impact of federal research tax credits, as well as the recognition of excess tax benefits related to share-based payments. Additionally, in the three months ended March 31, 2018, the effective tax rate was impacted by the estimated 2018 GILTI tax.

Liquidity and Capital Resources
As of March 31, 2018, we had $257.7 million in cash, cash equivalents and short-term marketable securities, a decrease of approximately $25.2 million from $282.9 million as of December 31, 2017. As of March 31, 2018, we had working capital, defined as current assets less current liabilities, of $301.5 million, a decrease of approximately $12.0 million from $313.5 million as of December 31, 2017.
Operating activities generated cash of $15.7 million in the three months ended March 31, 2018. Net income for this period was $14.2 million; we also incurred non-cash stock-based compensation expense, depreciation and amortization of $5.6 million, $4.9 million and $1.3 million, respectively. Sources of cash also included a $0.2 million increase in accounts payable, excluding payables related to property and equipment, due primarily to the timing of payments. These sources of cash were partially offset by a $6.1 million increase in inventory, reflecting anticipated demand, a $3.1 million increase in prepaid expenses and other assets, primarily driven by prepaid legal fees and prepaid maintenance agreements, as well as a $0.9 million increase in accounts receivable due to the timing of cash collections.
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
Our investing activities provided $45.4 million of cash in the three months ended March 31, 2018, consisting of $52.4 million from sales and maturities of marketable securities, partially offset by $6.5 million for purchases of property and equipment, primarily production-related machinery and equipment. Our investing activities in the three months ended March 31, 2017, resulted in a $22.0 million net use of cash, consisting of $15.6 million for purchases of marketable securities, net of maturities, and $6.4 million for purchases of property and equipment, primarily production-related machinery and equipment.
Our financing activities in the three months ended March 31, 2018, resulted in a $33.4 million net use of cash, consisting of $33.3 million for the repurchase of our common stock and $4.8 million for the payment of dividends to stockholders. These uses of cash were offset in part by $4.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the three months ended March 31, 2017 provided $0.3 million of cash. Financing activities consisted of proceeds of $4.4 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan, offset by $4.1 million for the payment of dividends to stockholders.
On July 27, 2016, we entered into a Credit Agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on July 26, 2019; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of March 31, 2018, we had no amounts outstanding under our agreement.
In January 2017, our board of directors declared four cash dividends in the amount of $0.14 per share to be paid to stockholders of record at the end of each quarter in 2017. We paid a total of $16.6 million in cash dividends in 2017. In January 2018, our board of directors declared four quarterly cash dividends in the amount of $0.16 per share to be paid to stockholders of record at the end of each quarter in 2018. A dividend payout of $4.8 million occurred on March 30, 2018. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
As of December 31, 2017, we had approximately $44.4 million remaining under our stock-repurchase program. In January 2018, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the three months ended March 31, 2018 we repurchased approximately 0.5 million shares of our common stock for approximately $33.3 million. As of March 31, 2018, we had approximately $41.1 million remaining in our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of March 31, 2018, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $18.7 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.
As of March 31, 2018, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. We expect continued sales growth in our foreign business and plan to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. The recent Tax Act signed into law on December 22, 2017, subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries and generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, as of March 31, 2018, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.
If our operating results deteriorate during the remainder of 2018 as a result of a decrease in customer demand, pricing pressure, or other factors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our credit agreement or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.

Off-Balance-Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been a material change in our exposure to foreign currency exchange and interest rate risks from that described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At March 31, 2018, and December 31, 2017, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of March 31, 2018, or December 31, 2017, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of March 31, 2018, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of March 31, 2018, and December 31, 2017, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 12, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
As of the date of this filing, the risk factors have not changed substantively from those disclosed in Part 1 Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017, which risk factors are incorporated by reference in this report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In each of October 2015 and July 2017, our board of directors authorized the use of $30.0 million for the repurchase of our common stock, which were announced on October 28, 2015 and July 27, 2017, respectively. As of December 31, 2017, we had approximately $44.4 million available for future repurchases to be executed according to pre-defined price/volume guidelines.
In January 2018, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, which was announced on February 1, 2018. In the three months ended March 31, 2018, we purchased approximately 0.5 million shares for approximately $33.3 million. As of March 31, 2018, we had approximately $41.1 million remaining in our repurchase program, which has no expiration date.
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the first quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
January 1, 2018, to January 31, 2018	2,000	$74.78	2,000	$74.2
February 1, 2018, to February 28, 2018	301,832	$65.11	301,832	$54.6
March 1, 2018, to March 31, 2018	194,443	$69.49	194,443	$41.1
Total	498,275		498,275

All of the shares repurchased were pursuant to our publicly announced repurchase program.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws.	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	2018 compensation arrangements with named executive officers.	10-K	000-23441	Item 9B	2/14/2018

10.2	Director Equity Compensation Program, as revised in March 2018					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

POWER INTEGRATIONS, INC.

Dated:	April 26, 2018	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)