Form 10-Q
period 2018-06-30
POWER INTEGRATIONS INC
filed 2018-07-26
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 16, 2018
Common Stock, $0.001 par value	29,407,488

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,187	$93,655
Short-term marketable securities	98,494	189,236
Accounts receivable, net of allowances for doubtful accounts of $751 and $734 in 2018 and 2017, respectively	6,843	16,798
Inventories	68,824	57,087
Prepaid expenses and other current assets	10,619	7,758
Total current assets	332,967	364,534
PROPERTY AND EQUIPMENT, net	111,063	111,705
INTANGIBLE ASSETS, net	23,751	25,419
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	3,181	2,364
OTHER ASSETS	25,216	25,203
Total assets	$588,027	$621,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,518	$33,211
Accrued payroll and related expenses	12,053	12,064
Taxes payable	1,254	1,767
Other accrued liabilities	4,588	4,009
Total current liabilities	44,413	51,051
LONG-TERM INCOME TAXES PAYABLE	17,635	18,259
DEFERRED TAX LIABILITIES	55	138
OTHER LIABILITIES	4,095	3,944
Total liabilities	66,198	73,392
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	28	29
Additional paid-in capital	152,380	198,384
Accumulated other comprehensive loss	(2,088)	(2,139)
Retained earnings	371,509	351,408
Total stockholders’ equity	521,829	547,682
Total liabilities and stockholders’ equity	$588,027	$621,074
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
NET REVENUES	$109,482	$107,563	$212,563	$212,251
COST OF REVENUES	53,248	54,116	102,785	108,328
GROSS PROFIT	56,234	53,447	109,778	103,923

OPERATING EXPENSES:
Research and development	17,898	17,341	35,379	33,981
Sales and marketing	13,497	13,144	26,585	25,360
General and administrative	9,220	8,765	18,234	17,469
Total operating expenses	40,615	39,250	80,198	76,810
INCOME FROM OPERATIONS	15,619	14,197	29,580	27,113
OTHER INCOME	885	465	1,721	971
INCOME BEFORE INCOME TAXES	16,504	14,662	31,301	28,084
PROVISION FOR INCOME TAXES	1,123	760	1,720	83
NET INCOME	$15,381	$13,902	$29,581	$28,001

EARNINGS PER SHARE:
Basic	$0.52	$0.47	$1.00	$0.95
Diluted	$0.51	$0.46	$0.97	$0.92

SHARES USED IN PER SHARE CALCULATION:
Basic	29,505	29,720	29,651	29,589
Diluted	30,183	30,454	30,387	30,370
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
NET INCOME	$15,381	$13,902	$29,581	$28,001
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and six months ended June 30, 2018 and 2017	37	31	—	95
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three and six months ended June 30, 2018 and 2017	226	15	(12)	98
Amortization of defined benefit pension items, net of tax of $9 and $18 in the three and six months ended June 30, 2018, respectively, and $14 and $27 in the three and six months ended June 30, 2017, respectively	31	49	63	98
Total other comprehensive income	294	95	51	291
TOTAL COMPREHENSIVE INCOME	$15,675	$13,997	$29,632	$28,292
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,581	$28,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,691	8,469
Amortization of intangibles	2,668	3,178
Loss on disposal of property and equipment	60	38
Stock-based compensation expense	11,740	11,296
Amortization of premium on marketable securities	376	508
Deferred income taxes	(900)	(648)
Increase in accounts receivable allowances	17	80
Change in operating assets and liabilities:
Accounts receivable	9,938	(12,249)
Inventories	(11,737)	132
Prepaid expenses and other assets	(1,388)	(8,349)
Accounts payable	(7,276)	(3,629)
Taxes payable and accrued liabilities	(344)	3,208
Net cash provided by operating activities	42,426	30,035
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,513)	(22,876)
Acquisition of technology licenses	(500)	—
Purchases of marketable securities	—	(111,574)
Proceeds from sales and maturities of marketable securities	90,353	78,140
Net cash provided by (used in) investing activities	79,340	(56,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	5,635	5,089
Repurchase of common stock	(63,389)	—
Payments of dividends to stockholders	(9,480)	(8,299)
Proceeds from draw on line of credit	8,000	—
Payments on line of credit	(8,000)	—
Net cash used in financing activities	(67,234)	(3,210)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,532	(29,485)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	93,655	62,134
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,187	$32,649
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$4,996	$5,851
Unpaid technology licenses	$500	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net	$4,178	$(1,775)

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

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	June 30, 2018	December 31, 2017
Accounts receivable trade	$55,128	$58,718
Allowances for ship and debit	(44,660)	(39,486)
Allowances for stock rotation and rebate	(2,874)	(1,700)
Allowances for doubtful accounts	(751)	(734)
Total	$6,843	$16,798
Inventories

(In thousands)	June 30, 2018	December 31, 2017
Raw materials	$25,421	$15,517
Work-in-process	15,403	16,765
Finished goods	28,000	24,805
Total	$68,824	$57,087

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepaid Expenses and Other Current Assets

(In thousands)	June 30, 2018	December 31, 2017
Prepaid legal fees	$151	$213
Prepaid income tax	864	460
Prepaid maintenance agreements	1,695	856
Interest receivable	690	1,195
Advance to suppliers	2,546	1,211
Other	4,673	3,823
Total	$10,619	$7,758
Intangible Assets

	June 30, 2018			December 31, 2017
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Developed technology	33,270	(20,838)	12,432	33,270	(19,211)	14,059
Customer relationships	20,030	(15,610)	4,420	20,030	(14,621)	5,409
Technology licenses	1,000	(52)	948	—	—	—
In-place leases	—	—	—	660	(660)	—
Total	$60,251	$(36,500)	$23,751	$59,911	$(34,492)	$25,419
The estimated future amortization expense related to finite-lived intangible assets at June 30, 2018, is as follows:

Fiscal Year	Estimated Amortization (In thousands)
2018 (remaining six months)	$2,599
2019	4,878
2020	3,653
2021	2,787
2022	1,709
Thereafter	2,174
Total (1)	$17,800
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized, upon completion of development, over the estimated useful life of the technology.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017, were as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2018	2017	2018		2017		2018	2017	2018	2017
Beginning balance	$(665)	$(137)	$(1,205)		$(1,887)		$(512)	$(490)	$(2,382)	$(2,514)
Other comprehensive income before reclassifications	226	15	—		—		37	31	263	46
Amounts reclassified from accumulated other comprehensive loss	—	—	31	(1)	49	(1)	—	—	31	49
Net-current period other comprehensive income	226	15	31		49		37	31	294	95
Ending balance	$(439)	$(122)	$(1,174)		$(1,838)		$(475)	$(459)	$(2,088)	$(2,419)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended June 30, 2018 and 2017.

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Six Months Ended		Six Months Ended				Six Months Ended		Six Months Ended
	June 30,		June 30,				June 30,		June 30,
(In thousands)	2018	2017	2018		2017		2018	2017	2018	2017
Beginning balance	$(427)	$(220)	$(1,237)		$(1,936)		$(475)	$(554)	$(2,139)	$(2,710)
Other comprehensive income (loss) before reclassifications	(12)	98	—		—		—	95	(12)	193
Amounts reclassified from accumulated other comprehensive loss	—	—	63	(1)	98	(1)	—	—	63	98
Net-current period other comprehensive income (loss)	(12)	98	63		98		—	95	51	291
Ending balance	$(439)	$(122)	$(1,174)		$(1,838)		$(475)	$(459)	$(2,088)	$(2,419)
______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the six months ended June 30, 2018 and 2017.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair-value hierarchy of the Company's cash equivalents and marketable securities at June 30, 2018, and December 31, 2017, was as follows:

	Fair Value Measurement at
	June 30, 2018
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$89,265	$—	$89,265
Commercial paper	128,809	—	128,809
Government securities	9,229	—	9,229
Money market funds	467	467	—
Total	$227,770	$467	$227,303

	Fair Value Measurement at
	December 31, 2017
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$179,951	$—	$179,951
Commercial paper	51,122	—	51,122
Government securities	9,285	—	9,285
Money market funds	195	195	—
Total	$240,553	$195	$240,358
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the six months ended June 30, 2018, and the twelve months ended December 31, 2017.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at June 30, 2018, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Government securities	$9,234	$—	$(5)	$9,229
Corporate securities	47,926	—	(58)	47,868
Total	57,160	—	(63)	57,097
Investments due in 4-12 months:
Corporate securities	21,981	—	(133)	21,848
Total	21,981	—	(133)	21,848
Investments due in 12 months or greater:
Corporate securities	19,792	—	(243)	19,549
Total	19,792	—	(243)	19,549
Total marketable securities	$98,933	$—	$(439)	$98,494

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
As of June 30, 2018, and December 31, 2017, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and six months ended June 30, 2018, and June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Cost of revenues	$292	$351	$541	$494
Research and development	2,271	2,351	4,110	3,985
Sales and marketing	1,126	1,189	2,402	2,286
General and administrative	2,426	2,436	4,687	4,531
Total stock-based compensation expense	$6,115	$6,327	$11,740	$11,296
Stock-based compensation expense in the three months ended June 30, 2018, was approximately $6.1 million (comprising approximately $3.9 million related to restricted stock unit (RSU) awards, $1.8 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.4 million related to the Company’s employee stock purchase plan). In the six months ended June 30, 2018, stock-based compensation expense was approximately $11.7 million (comprising approximately $8.2 million related to restricted stock unit (RSU) awards, $2.7 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.8 million related to the Company’s employee stock purchase plan).
Stock-based compensation expense in the three months ended June 30, 2017, was approximately $6.3 million (comprising approximately $3.7 million related to RSUs, $2.3 million related to PSUs and PRSUs and $0.3 million related to the Company’s employee stock purchase plan). In the six months ended June 30, 2017, stock-based compensation expense was approximately $11.3 million (comprising approximately $7.2 million related to RSUs, $3.5 million related to PSUs and PRSUs and $0.6 million related to the Company’s employee stock purchase plan).

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock options outstanding as of June 30, 2018, and activity during the six months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	511	$29.03
Granted	—	—
Exercised	(126)	$23.29
Forfeited or expired	—	—
Outstanding at June 30, 2018	385	$30.92	1.87	$16,220
Vested and exercisable at June 30, 2018	385		1.87	$16,220
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
A summary of PSUs outstanding as of June 30, 2018, and activity during the six months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	79	$63.99
Granted	88	$62.82
Vested	(79)	$63.99
Forfeited	—	—
Outstanding at June 30, 2018	88	$62.82	0.50	$6,458
Outstanding and expected to vest at June 30, 2018	47		0.50	$3,398
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
In January 2018, it was determined that approximately 38,000 shares of the PRSUs granted in 2015, vested in aggregate and were released to the Company’s executives in the first quarter of 2018.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of PRSUs outstanding as of June 30, 2018, and activity during the six months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	184	$52.80
Granted	72	$59.90
Vested	(38)	$52.45
Forfeited	—	—
Outstanding at June 30, 2018	218	$55.20	1.49	$15,896
Outstanding and expected to vest at June 30, 2018	214		1.45	$15,637
RSU Awards
A summary of RSUs outstanding as of June 30, 2018, and activity during the six months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	948	$55.51
Granted	251	$62.31
Vested	(282)	$53.80
Forfeited	(16)	$58.66
Outstanding at June 30, 2018	901	$57.88	2.23	$65,818
Outstanding and expected to vest at June 30, 2018	815		2.11	$59,552

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
Customer Concentration
The Company's top ten customers accounted for approximately 59% and 58% of net revenues for the three and six months ended June 30, 2018, respectively, and approximately 57% of net revenues in the corresponding periods of 2017. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Sales to distributors were $83.0 million and $162.1 million for the three and six months ended June 30, 2018, respectively, and $85.5 million and $166.1 million, respectively, for the corresponding periods of 2017. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In each of the three and six months ended June 30, 2018 and 2017, one customer, a distributor of the Company's products, accounted for more than 10% of the Company’s net revenues.
The following table discloses this customer’s percentage of revenues for the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2018	2017	2018	2017
Avnet	14%	16%	15%	17%
No other customer accounted for 10% or more of the Company’s net revenues in the periods presented.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of June 30, 2018, and December 31, 2017, 65% and 64%, respectively, of accounts receivable were concentrated with the Company’s top 10 customers. As of June 30, 2018, and December 31, 2017, one customer, a distributor of the Company’s products, represented 10% or more of the Company’s accounts receivable.
The following table discloses this customer’s percentage of accounts receivable as of the respective dates:

Customer	June 30, 2018	December 31, 2017
Avnet	21%	18%
No other customer represented 10% or more of the Company’s accounts receivable as of the dates presented.
Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and six months ended June 30, 2018, and June 30, 2017, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
United States of America	$3,729	$4,474	$7,596	$8,303
Hong Kong/China	58,614	56,547	109,971	111,392
Taiwan	12,914	10,762	24,800	23,796
Korea	8,229	9,678	17,878	19,184
Western Europe (excluding Germany)	11,476	12,751	25,068	24,722
Japan	5,647	5,837	10,198	10,485
Germany	3,705	2,915	7,009	5,711
Other	5,168	4,599	10,043	8,658
Total net revenues	$109,482	$107,563	$212,563	$212,251

8. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:
Common Stock Repurchases
As of December 31, 2017, the Company had approximately $44.4 million available under its stock-repurchase program. In January 2018, the Company’s board of directors authorized the use of an additional $30.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the six months ended June 30, 2018, the Company repurchased approximately 0.9 million shares of its common stock for approximately $63.4 million. As of June 30, 2018, the Company had approximately $11.0 million remaining under its current repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
Cash Dividends
In January 2018, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.16 per share to be paid to stockholders of record at the end of each quarter in 2018. For the three and six months ended June 30, 2018, and June 30, 2017, cash dividends declared and paid were as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Dividends declared and paid	$4,705	$4,162	$9,480	$8,299
Dividends declared and paid per common share	$0.16	$0.14	$0.32	$0.28

9. EARNINGS PER SHARE:
 Basic earnings per share are calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average shares of common stock

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A summary of the earnings per share calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Basic earnings per share:
Net income	$15,381	$13,902	$29,581	$28,001
Weighted-average common shares	29,505	29,720	29,651	29,589
Basic earnings per share	$0.52	$0.47	$1.00	$0.95
Diluted earnings per share: (1)
Net income	$15,381	$13,902	$29,581	$28,001
Weighted-average common shares	29,505	29,720	29,651	29,589
Effect of dilutive awards:
Employee stock plans	678	734	736	781
Diluted weighted-average common shares	30,183	30,454	30,387	30,370
Diluted earnings per share	$0.51	$0.46	$0.97	$0.92
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

In the three and six months ended June 30, 2018 and 2017, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

10. PROVISION FOR INCOME TAXES:
U.S. Tax Reform
The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company has not completed the accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate. The Company has not recorded any additional measurement-period adjustments during the six months ended June 30, 2018. However, the Company continues to evaluate the provisions of the Tax Act, including the recently issued IRS notices, and expects to complete the accounting within the prescribed measurement period.
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
The items for which the Company was able to determine a reasonable estimate includes a provisional one-time transition tax of $35.3 million, which was included as a component of the income tax provision for the year-ended December 31, 2017. This one-time transition tax was based on the Company’s estimated total post-1986 earnings and profits (E&P) previously deferred from U.S. income taxes. As of December 31, 2017, the Company had no additional undistributed foreign earnings that would be subject to the transition tax; although, this amount may change upon finalization of the total post-1986 foreign E&P balances and local foreign tax returns filed in the current year.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods, which is generally 21%. In the year ended December 31, 2017, the Company recorded a provisional amount of $4.9 million related to the re-measurement of the Company’s deferred tax assets and liabilities. As the Company is still analyzing certain aspects of the Tax Act and refining calculations, the measurement of these balances may potentially change or give rise to new deferred tax amounts.
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
The Company's effective tax rates for the three and six months ended June 30, 2018, were 6.8% and 5.5%, respectively, and 5.2% and 0.3% for the corresponding periods of 2017. In the three and six months ended June 30, 2018 and 2017, the effective tax rates for these periods were lower than the then statutory federal income-tax rates of 21% and 35%, respectively, due to the geographic distribution of the Company’s world-wide earnings in lower tax jurisdictions, federal research tax credits, as well as the recognition of excess tax benefits related to share-based payments. These benefits were offset in part by the estimated 2018 GILTI tax for both the three and six months ended June 30, 2018.
As of June 30, 2018, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (SG), a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of an International Trade Commission (ITC) investigation on the patents asserted in the District Court lawsuit, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining SG and Fairchild from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company’s patents now at issue in the case is unenforceable. On May 5, 2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and later Fairchild withdrew its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company’s objections. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. Thereafter, the parties completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Following a retrial on the issue of damages in December 2015, the jury returned a verdict in the Company’s favor, finding that the Company’s patented technology created the basis for customer demand for the infringing Fairchild products and awarding $139.8 million in damages. Although the jury awarded

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. Fairchild filed post-trial motions challenging the verdict, but the Court rejected Fairchild’s motions challenging the damages verdict in August 2016. The Company also filed motions requesting enhanced damages and attorney fees and reinstatement of the willfulness finding against Fairchild in view of an intervening change of law; on January 13, 2017, the District Court reinstated the finding that Fairchild’s infringement was willful but declined to enhance damages or award fees. In January 2017, Fairchild filed a further challenge to the verdict, but the Court rejected Fairchild’s motion and entered a final judgment of $146.5 million after factoring in pre-judgment interest. Fairchild’s appeal on the merits challenged the infringement findings and damages award. In July 2018, on appeal, the Federal Circuit affirmed the findings that Fairchild infringed both of the Company’s asserted patents but vacated the damages award and remanded the case for further proceedings. The Company intends to pursue its claim for damages, although the claims at issue in litigation currently stand rejected in IPR proceedings, subject to appeal as discussed below.
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
On May 1, 2012, Fairchild Semiconductor Corporation and Fairchild’s wholly owned subsidiary, System General Corporation (referred to collectively as “Fairchild”), filed a complaint against the Company in the United States District Court for the District of Delaware. In its complaint, Fairchild alleged that the Company has infringed and is infringing four patents pertaining to power conversion integrated circuit devices. The Company answered Fairchild’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid, and the Company also asserted counterclaims against Fairchild for infringement of five of the Company’s patents. Fairchild withdrew its claim for infringement of one of the patents it asserted against the Company after the Company’s preliminary challenge. The parties streamlined their contentions in view of the Court’s pretrial rulings, and following a trial in late May and early June 2015, a jury returned a verdict finding that Fairchild infringed one of the Company’s patents, that Fairchild has induced and contributed to others’ infringement of the Company’s patent, and that the Company induced infringement of a Fairchild patent that was previously found infringed in the 2012 trial described above, with a damages award of $2.4 million in favor of Fairchild. Both parties filed post-trial motions and challenges to various portions of the jury verdicts, and the Court addressed the first wave of post-trial motions, denying each side’s challenges to the verdict and denying Fairchild’s request for an injunction. In parallel proceedings, the Federal Circuit overturned the underlying finding of infringement against the Company on the Fairchild patent-in-suit, and the Company moved to vacate the inducement and damages judgment against the Company, a motion that Fairchild did not oppose. Further proceedings and a retrial on indirect infringement and damages for Fairchild’s infringement of one of the Company’s asserted patents are expected in the coming months, with appeals to follow.
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
On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an IPR of the validity of the Company’s U.S. Patent No. 6,212,079 (the ‘079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ‘079 patent is also asserted in the Company’s most recent lawsuits against Fairchild filed in October 2015 and against ON Semiconductor filed in November 2016, also discussed herein. On March 29, 2016, ON Semiconductor Corporation filed another petition requesting

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an IPR of the Company’s ‘079 patent. Since that time, ON Semiconductor filed eleven more IPR petitions requesting review of various patents that the Company previously asserted against Fairchild as described above, and another three IPR petitions requesting review of various patents that the Company asserted against ON Semiconductor as described herein. The PTO denied Silver Star Capital’s IPR petition on the ‘079 patent but instituted IPR proceedings with respect to ON Semiconductor’s petition directed to the ‘079 patent. On September 22, 2017, the PTO rejected as obvious the claims of the Company’s ‘079 patent that were asserted in litigation and which formed the basis for the $146.5 million judgment against Fairchild; an appeal has been filed to reverse the PTO’s adverse findings, with further proceeding expected in the coming months. The PTO also instituted IPR proceedings in response to eight of ON Semiconductor’s eleven other petitions challenging patents previously asserted against Fairchild, denying institution in three cases, and the PTO has rejected a number of the Company’s patent claims in the context of these ongoing proceedings. In one case, the PTO rejected as anticipated the claims of the Company’s U.S. Patent No. 6,538,908 that were asserted in litigation against Fairchild; an appeal is under way, with briefing expected in the coming months, and further proceedings and appeals regarding other IPRs are expected in the coming months as well. Although the validity of many of the Company’s challenged patents has previously been confirmed in the Company’s District Court litigation with Fairchild and in many cases in prior PTO reexamination proceedings as well, and though the Company intends to vigorously defend the validity of its patents, the outcome of the IPR proceedings is uncertain.
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
On November 1, 2016, the Company filed a lawsuit against ON Semiconductor in the United States District Court for the Northern District of California to address ON Semiconductor’s infringement of six patents. The court denied ON Semiconductor’s motion requesting that the case be transferred to Arizona and scheduled trial for December of 2019, with interim deadlines for hearing claim construction and dispositive motions. In consolidating the pleadings from the California and Arizona cases following the transfer of ON Semiconductor’s case from Arizona, ON Semiconductor asserted two additional patents, bringing the total number of patents asserted against the Company to eight in this case, and ON Semiconductor’s amended complaint also seeks a declaration of non-infringement with respect to another of the Company’s patents that was previously asserted against Fairchild Semiconductor. Further proceedings and discovery will take place over the coming months, with a trial scheduled for December of 2019.
On December 27, 2016, ON Semiconductor filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, ON Semiconductor alleged that the Company has infringed and is infringing six patents and requests injunctive relief. On March 9, 2017, ON Semiconductor dismissed its Texas complaint and re-filed a substantially similar complaint in the District of Delaware. After the Company filed a motion to dismiss, ON Semiconductor filed an amended complaint; the Company has answered ON Semiconductor’s complaint and asserted claims for infringement of several of the Company’s patents. Trial has been scheduled for February of 2020, with interim deadlines for discovery and claim construction, and the Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.
In November 2017, ON Semiconductor filed suit against the Company in Taiwan charging the Company with infringing three Taiwanese patents and seeking an injunction and damages of approximately $1.0 million. Briefing on various disputed issues is under way, and issues of jurisdiction, claim construction, validity, and infringement are expected to be addressed in the coming months, but the Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2018. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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
Recent Results
Our net revenues were $109.5 million and $107.6 million in the three months ended June 30, 2018 and 2017, respectively, and $212.6 million and $212.3 million in the six months ended June 30, 2018 and 2017, respectively. The increase in net revenues for the three month period was due primarily to higher unit sales into the industrial end-market, driven mainly by growth in high-power gate-driver applications. Net revenues for the six-month period were flat compared with the prior-year period as growth in the industrial, computer and consumer end-markets was offset by lower sales into the communications end-market for cellphone-charger and residential-networking applications.
Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 59% and 58% of our net revenues in the three and six months ended June 30, 2018, respectively, and approximately 57% of net revenues in each of the respective corresponding periods of 2017. Our top customer, a distributor of our products, accounted for approximately 14% and 15% of our net revenues in the three and six months ended June 30, 2018, respectively, and approximately 16% and 17% in the three and six months ended June 30, 2017, respectively. International sales accounted for approximately 97% and 96% of our net revenues in the three and six months ended June 30, 2018, respectively, and approximately 96% of net revenues in each of the respective corresponding periods of 2017.
Our gross margin was 51% and 50% in the three months ended June 30, 2018, and 2017, respectively, and 52% and 49% in the six months ended June 30, 2018, and 2017, respectively. The increases in gross margin as compared with the same periods in the prior year were due primarily to a favorable change in end-market mix, with a greater percentage of revenues coming from higher-margin end-markets; cost-reduction efforts also contributed to the increases.
Total operating expenses were $40.6 million and $39.3 million in the three months ended June 30, 2018 and 2017, respectively, and $80.2 million and $76.8 million in the six months ended June 30, 2018 and 2017, respectively. The increases were due primarily to the expansion of our workforce and annual merit increases, resulting in higher salary and related expenses, including stock-based compensation expense; also contributing to the increases were higher product-development expenses in support of our product-development efforts and increased legal expenses related to our litigation with ON Semiconductor.

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

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.6	50.3	48.4	51.0
Gross profit	51.4	49.7	51.6	49.0
Operating expenses:
Research and development	16.4	16.1	16.6	16.0
Sales and marketing	12.3	12.2	12.5	11.9
General and administrative	8.4	8.2	8.6	8.2
Total operating expenses	37.1	36.5	37.7	36.1
Income from operations	14.3	13.2	13.9	12.9
Other income	0.8	0.4	0.8	0.5
Income before income taxes	15.1	13.6	14.7	13.4
Provision for income taxes	1.1	0.7	0.8	—
Net income	14.0%	12.9%	13.9%	13.4%
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and six months ended June 30, 2018 were $109.5 million and $212.6 million, respectively, and $107.6 million and $212.3 million, respectively, for the corresponding periods of 2017. The increase in net revenues for the three month period was due primarily to higher unit sales into the industrial end-market, driven mainly by growth in high-power gate-driver applications. Net revenues for the six-month period were flat compared with the prior-year period as growth in the industrial, computer and consumer end-markets was offset by lower sales into the communications end-market for cellphone-charger and residential-networking applications.

Our revenue mix by end market for the three and six months ended June 30, 2018, compared to the corresponding periods in 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
End Market	2018	2017	2018	2017
Communications	20%	22%	20%	25%
Computer	5%	4%	5%	4%
Consumer	40%	41%	40%	39%
Industrial	35%	33%	35%	32%
International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $105.8 million and $205.0 million in the three and six months ended June 30, 2018, respectively, and $103.1 million and $203.9 million in the corresponding periods of 2017, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 79% and 78%, of our net revenues in the three and six months ended June 30, 2018, respectively, and 78% and 79% of our net revenues in the corresponding periods of 2017, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for 76% of net revenues in each of the three and six months ended June 30, 2018, respectively, and 80% and 78% in the corresponding periods of 2017, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In the three and six months ended June 30, 2018 and 2017, one customer, a distributor of our products, accounted for more than 10% of our net revenues.
The following table discloses this customer’s percentage of revenues for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2018	2017	2018	2017
Avnet	14%	16%	15%	17%
No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Net revenues	$109.5	$107.6	$212.6	$212.3
Gross profit	$56.2	$53.4	$109.8	$103.9
Gross margin	51.4%	49.7%	51.6%	49.0%
The increases in gross margin for the three and six months ended June 30, 2018, compared with the same periods in the prior year, was due primarily to a favorable change in end-market mix, with a greater percentage of revenues coming from higher-margin end-markets; cost-reduction efforts also contributed to the increases.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Net revenues	$109.5	$107.6	$212.6	$212.3
R&D expenses	$17.9	$17.3	$35.4	$34.0
R&D expenses as a % of net revenue	16.4%	16.1%	16.6%	16.0%

R&D expenses increased in the three and six months ended June 30, 2018, as compared to the same periods in 2017, reflecting increased salary and related expenses from the expansion of headcount and annual merit increases, as well as higher product-development expenses, all in support of our product-development efforts.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Net revenues	$109.5	$107.6	$212.6	$212.3
S&M expenses	$13.5	$13.1	$26.6	$25.4
S&M expenses as a % of net revenue	12.3%	12.2%	12.5%	11.9%
S&M expenses increased in the three and six months ended June 30, 2018, as compared to the same periods in 2017, due primarily to increased salary and related expenses from the expansion of headcount and annual merit increases.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Net revenues	$109.5	$107.6	$212.6	$212.3
G&A expenses	$9.2	$8.8	$18.2	$17.5
G&A expenses as a % of net revenue	8.4%	8.2%	8.6%	8.2%
G&A expenses increased in the three and six months ended June 30, 2018, as compared to the same periods in 2017, reflecting increased salary and related expenses due to annual merit increases as well as increased legal expenses related to our litigation with ON Semiconductor.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Net revenues	$109.5	$107.6	$212.6	$212.3
Other income	$0.9	$0.5	$1.7	$1.0
Other income as a % of net revenue	0.8%	0.4%	0.8%	0.5%
The increases in other income in the three and six months ended June 30, 2018, as compared to the same periods in 2017, were due primarily to increases in interest income reflecting higher yields earned on our cash and investments.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Income before income taxes	$16.5	$14.7	$31.3	$28.1
Provision for (benefit from) income taxes	$1.1	$0.8	$1.7	$0.1
Effective tax rate	6.8%	5.2%	5.5%	0.3%
In the three and six months ended June 30, 2018 and 2017, the effective tax rate was lower than the then statutory federal income-tax rates of 21% and 35%, respectively, due to the geographic distribution of our world-wide earnings in lower tax jurisdictions, the impact of federal research tax credits, as well as the recognition of excess tax benefits related to share-based payments. Additionally, in the three and six months ended June 30, 2018, the effective tax rate was impacted by the estimated 2018 GILTI tax.

Liquidity and Capital Resources
As of June 30, 2018, we had $246.7 million in cash, cash equivalents and short-term marketable securities, a decrease of approximately $36.2 million from $282.9 million as of December 31, 2017. As of June 30, 2018, we had working capital, defined as current assets less current liabilities, of $288.6 million, a decrease of approximately $24.9 million from $313.5 million as of December 31, 2017.
Operating activities generated cash of $42.4 million in the six months ended June 30, 2018. Net income for this period was $29.6 million; we also incurred non-cash stock-based compensation expense, depreciation and amortization of $11.7 million, $9.7 million and $2.7 million, respectively. Sources of cash also included a $9.9 million decrease in accounts receivable due to increased cash collections. These sources of cash were partially offset by an $11.7 million increase in inventory, reflecting anticipated demand, a $7.3 million decrease in accounts payable, excluding payables related to property and equipment, due primarily to the timing of payments, and a $1.4 million increase in prepaid expenses and other assets, primarily driven by prepaid taxes and maintenance agreements.
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
Our investing activities provided $79.3 million of cash in the six months ended June 30, 2018, consisting of $90.4 million from sales and maturities of marketable securities, partially offset by $10.5 million for purchases of property and equipment, primarily for manufacturing. Our investing activities in the six months ended June 30, 2017, resulted in a $56.3 million net use of cash, consisting of $33.4 million for purchases of marketable securities, net of maturities, and $22.9 million for purchases of property and equipment, primarily production-related machinery and equipment.
Our financing activities in the six months ended June 30, 2018, resulted in a $67.2 million net use of cash, consisting of $63.4 million for the repurchase of our common stock and $9.5 million for the payment of dividends to stockholders. These uses of cash were offset in part by $5.6 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the six months ended June 30, 2017, resulted in a $3.2 million net use of cash. Financing activities consisted of $8.3 million for the payment of dividends to stockholders, partially offset by proceeds of $5.1 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
On July 27, 2016, we entered into a Credit Agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 30, 2018, to extend the termination date from July 26, 2019, to April 30, 2022, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 30, 2022; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of June 30, 2018, we had no amounts outstanding under our agreement.
In January 2017, our board of directors declared four cash dividends in the amount of $0.14 per share to be paid to stockholders of record at the end of each quarter in 2017. We paid a total of $16.6 million in cash dividends in 2017. In January 2018, our board of directors declared four quarterly cash dividends in the amount of $0.16 per share to be paid to stockholders of record at the end of each quarter in 2018. Dividend payouts of approximately $4.8 million and $4.7 million occurred on March 30, 2018 and June 29, 2018, respectively. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
As of December 31, 2017, we had approximately $44.4 million available under our stock-repurchase program. In January 2018, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the six months ended June 30, 2018 we repurchased approximately 0.9 million shares of our common stock for approximately $63.4 million. As of June 30, 2018, we had approximately $11.0 million remaining in our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of June 30, 2018, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $18.4 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.

As of June 30, 2018, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. We expect continued sales growth in our foreign business and plan to use the earnings generated by our foreign subsidiaries to continue to fund both the working capital and growth needs of our foreign entities, along with providing funding for any future foreign acquisitions. The recent Tax Act signed into law on December 22, 2017, subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries and generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.
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
Off-Balance-Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At June 30, 2018, and December 31, 2017, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of June 30, 2018, or December 31, 2017, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of June 30, 2018, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of June 30, 2018, and December 31, 2017, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
In January 2018, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, which was announced on February 1, 2018. In the six months ended June 30, 2018, we purchased approximately 0.9 million shares for approximately $63.4 million. As of June 30, 2018, we had approximately $11.0 million remaining in our repurchase program, which has no expiration date.

Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the second quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
April 1, 2018, to April 30, 2018	283,457	$68.12	283,457	$21.8
May 1, 2018, to May 31, 2018	133,553	$70.99	133,553	$12.3
June 1, 2018, to June 30, 2018	17,300	$74.28	17,300	$11.0
Total	434,310		434,310

All of the shares repurchased were pursuant to our publicly announced repurchase program.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws.	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2.

10.1	First Amendment to Credit Agreement, dated April 30, 2018 by and between Power Integrations Inc. and Wells Fargo Bank, National Association					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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

POWER INTEGRATIONS, INC.

Dated:	July 26, 2018	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)