Form 10-Q
period 2018-09-30
POWER INTEGRATIONS INC
filed 2018-10-25
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO ☐
Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 15, 2018
Common Stock, $0.001 par value	29,329,492

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,551	$93,655
Short-term marketable securities	99,766	189,236
Accounts receivable, net of allowances for doubtful accounts of $904 and $734 in 2018 and 2017, respectively	13,742	16,798
Inventories	74,201	57,087
Prepaid expenses and other current assets	12,573	7,758
Total current assets	348,833	364,534
PROPERTY AND EQUIPMENT, net	113,841	111,705
INTANGIBLE ASSETS, net	22,452	25,419
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	3,673	2,364
OTHER ASSETS	23,779	25,203
Total assets	$604,427	$621,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,469	$33,211
Accrued payroll and related expenses	9,706	12,064
Taxes payable	1,311	1,767
Other accrued liabilities	5,019	4,009
Total current liabilities	50,505	51,051
LONG-TERM INCOME TAXES PAYABLE	17,952	18,259
DEFERRED TAX LIABILITIES	52	138
OTHER LIABILITIES	4,786	3,944
Total liabilities	73,295	73,392
COMMITMENTS AND CONTINGENCIES (Notes 11, 12 and 13)
STOCKHOLDERS’ EQUITY:
Common stock	28	29
Additional paid-in capital	148,696	198,384
Accumulated other comprehensive loss	(2,076)	(2,139)
Retained earnings	384,484	351,408
Total stockholders’ equity	531,132	547,682
Total liabilities and stockholders’ equity	$604,427	$621,074
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
NET REVENUES	$110,085	$111,255	$322,648	$323,506
COST OF REVENUES	53,080	55,542	155,865	163,870
GROSS PROFIT	57,005	55,713	166,783	159,636

OPERATING EXPENSES:
Research and development	17,236	17,340	52,615	51,321
Sales and marketing	13,278	12,768	39,863	38,128
General and administrative	8,466	9,546	26,700	27,015
Total operating expenses	38,980	39,654	119,178	116,464
INCOME FROM OPERATIONS	18,025	16,059	47,605	43,172
OTHER INCOME	1,098	895	2,819	1,866
INCOME BEFORE INCOME TAXES	19,123	16,954	50,424	45,038
PROVISION FOR INCOME TAXES	1,456	448	3,176	531
NET INCOME	$17,667	$16,506	$47,248	$44,507

EARNINGS PER SHARE:
Basic	$0.60	$0.55	$1.60	$1.50
Diluted	$0.59	$0.54	$1.56	$1.46

SHARES USED IN PER SHARE CALCULATION:
Basic	29,365	29,759	29,558	29,646
Diluted	29,998	30,614	30,281	30,472
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
NET INCOME	$17,667	$16,506	$47,248	$44,507
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three and nine months ended September 30, 2018 and 2017	(184)	2	(184)	97
Unrealized gain on marketable securities, net of $0 tax in each of the three and nine months ended September 30, 2018 and 2017	165	47	153	145
Amortization of defined benefit pension items, net of tax of $9 and $27 in the three and nine months ended September 30, 2018, respectively, and $14 and $41 in the three and nine months ended September 30, 2017, respectively	31	50	94	148
Total other comprehensive income	12	99	63	390
TOTAL COMPREHENSIVE INCOME	$17,679	$16,605	$47,311	$44,897
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,248	$44,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,369	13,323
Amortization of intangibles	3,967	4,631
Loss on disposal of property and equipment	455	324
Stock-based compensation expense	16,138	17,822
Amortization of premium on marketable securities	342	803
Deferred income taxes	(1,395)	(485)
Increase in accounts receivable allowances	170	209
Change in operating assets and liabilities:
Accounts receivable	2,886	(10,873)
Inventories	(17,114)	(2,594)
Prepaid expenses and other assets	(2,721)	(21,048)
Accounts payable	2,647	5,299
Taxes payable and accrued liabilities	(1,357)	2,679
Net cash provided by operating activities	65,635	54,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,120)	(29,567)
Acquisition of technology licenses	(900)	—
Purchases of marketable securities	(58,221)	(146,073)
Proceeds from sales and maturities of marketable securities	147,501	120,695
Net cash provided by (used in) investing activities	69,260	(54,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	8,550	8,111
Repurchase of common stock	(74,377)	(6,734)
Payments of dividends to stockholders	(14,172)	(12,463)
Proceeds from draw on line of credit	8,000	5,000
Payments on line of credit	(8,000)	(5,000)
Net cash used in financing activities	(79,999)	(11,086)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,896	(11,434)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	93,655	62,134
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,551	$50,700
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$3,424	$5,273
Unpaid technology licenses	$100	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (refund) for income taxes, net	$5,897	$(1,593)

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
Recent Accounting Pronouncements
In February 2016, the FASB amended the existing accounting standards for leases, ASU 2016-02, Leases. The amendments require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged from that applied under previous U.S. GAAP. The Company is required to adopt the amendments in the first quarter of fiscal 2019. The amendments require a modified retrospective transition approach to recognize and measure leases at the beginning of the earliest period presented. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The update provides an optional transition method that allows entities to apply the standards prospectively, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company is currently evaluating the impact of these amendments and the transition alternatives on its condensed consolidated financial statements.

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	September 30, 2018	December 31, 2017
Accounts receivable trade	$61,197	$58,718
Allowances for ship and debit	(42,794)	(39,486)
Allowances for stock rotation and rebate	(3,757)	(1,700)
Allowances for doubtful accounts	(904)	(734)
Total	$13,742	$16,798
Inventories

(In thousands)	September 30, 2018	December 31, 2017
Raw materials	$32,264	$15,517
Work-in-process	16,438	16,765
Finished goods	25,499	24,805
Total	$74,201	$57,087

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepaid Expenses and Other Current Assets

(In thousands)	September 30, 2018	December 31, 2017
Prepaid legal fees	$1,917	$213
Prepaid income tax	996	460
Prepaid maintenance agreements	1,630	856
Interest receivable	457	1,195
Advance to suppliers	2,867	1,211
Other	4,706	3,823
Total	$12,573	$7,758
Intangible Assets

	September 30, 2018			December 31, 2017
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Developed technology	33,270	(21,651)	11,619	33,270	(19,211)	14,059
Customer relationships	20,030	(16,065)	3,965	20,030	(14,621)	5,409
Technology licenses	1,000	(83)	917	—	—	—
In-place leases	—	—	—	660	(660)	—
Total	$60,251	$(37,799)	$22,452	$59,911	$(34,492)	$25,419
The estimated future amortization expense related to finite-lived intangible assets at September 30, 2018, is as follows:

Fiscal Year	Estimated Amortization (In thousands)
2018 (remaining three months)	$1,300
2019	4,878
2020	3,653
2021	2,787
2022	1,709
Thereafter	2,174
Total (1)	$16,501
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized, upon completion of development, over the estimated useful life of the technology.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2018	2017	2018		2017		2018	2017	2018	2017
Beginning balance	$(439)	$(122)	$(1,174)		$(1,838)		$(475)	$(459)	$(2,088)	$(2,419)
Other comprehensive income (loss) before reclassifications	165	47	—		—		(184)	2	(19)	49
Amounts reclassified from accumulated other comprehensive loss	—	—	31	(1)	50	(1)	—	—	31	50
Net-current period other comprehensive income (loss)	165	47	31		50		(184)	2	12	99
Ending balance	$(274)	$(75)	$(1,143)		$(1,788)		$(659)	$(457)	$(2,076)	$(2,320)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended September 30, 2018 and 2017.

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Nine Months Ended		Nine Months Ended				Nine Months Ended		Nine Months Ended
	September 30,		September 30,				September 30,		September 30,
(In thousands)	2018	2017	2018		2017		2018	2017	2018	2017
Beginning balance	$(427)	$(220)	$(1,237)		$(1,936)		$(475)	$(554)	$(2,139)	$(2,710)
Other comprehensive income (loss) before reclassifications	153	145	—		—		(184)	97	(31)	242
Amounts reclassified from accumulated other comprehensive loss	—	—	94	(1)	148	(1)	—	—	94	148
Net-current period other comprehensive income (loss)	153	145	94		148		(184)	97	63	390
Ending balance	$(274)	$(75)	$(1,143)		$(1,788)		$(659)	$(457)	$(2,076)	$(2,320)
______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the nine months ended September 30, 2018 and 2017.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair-value hierarchy of the Company's cash equivalents and marketable securities at September 30, 2018, and December 31, 2017, was as follows:

	Fair Value Measurement at
	September 30, 2018
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$94,079	$—	$94,079
Commercial paper	127,251	—	127,251
Money market funds	2,305	2,305	—
Total	$223,635	$2,305	$221,330

	Fair Value Measurement at
	December 31, 2017
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$179,951	$—	$179,951
Commercial paper	51,122	—	51,122
Government securities	9,285	—	9,285
Money market funds	195	195	—
Total	$240,553	$195	$240,358
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the nine months ended September 30, 2018, and the twelve months ended December 31, 2017.

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at September 30, 2018, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Commercial paper	$5,687	$—	$—	$5,687
Corporate securities	4,351	—	(2)	4,349
Total	10,038	—	(2)	10,036
Investments due in 4-12 months:
Corporate securities	65,942	—	(250)	65,692
Total	65,942	—	(250)	65,692
Investments due in 12 months or greater:
Corporate securities	24,060	—	(22)	24,038
Total	24,060	—	(22)	24,038
Total marketable securities	$100,040	$—	$(274)	$99,766

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
As of September 30, 2018, and December 31, 2017, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three and nine months ended September 30, 2018, and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Cost of revenues	$243	$391	$784	$885
Research and development	1,634	2,173	5,744	6,158
Sales and marketing	1,105	1,441	3,507	3,727
General and administrative	1,416	2,521	6,103	7,052
Total stock-based compensation expense	$4,398	$6,526	$16,138	$17,822
Stock-based compensation expense in the three months ended September 30, 2018, was approximately $4.4 million (comprising approximately $4.2 million related to restricted stock unit (RSU) awards, a reduction to expense of $0.1 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.3 million related to the Company’s employee stock purchase plan). In the nine months ended September 30, 2018, stock-based compensation expense was approximately $16.1 million (comprising approximately $12.4 million related to RSUs, $2.6 million related to PSUs and PRSUs and $1.1 million related to the Company’s employee stock purchase plan).
Stock-based compensation expense in the three months ended September 30, 2017, was approximately $6.5 million (comprising approximately $4.0 million related to RSUs, $2.2 million related to PSUs and PRSUs and $0.3 million related to the Company’s employee stock purchase plan). In the nine months ended September 30, 2017, stock-based compensation expense was approximately $17.8 million (comprising approximately $11.2 million related to RSUs, $5.7 million related to PSUs and PRSUs and $0.9 million related to the Company’s employee stock purchase plan).

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock options outstanding as of September 30, 2018, and activity during the nine months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	511	$29.03
Granted	—	—
Exercised	(136)	$23.31
Forfeited or expired	—	—
Outstanding at September 30, 2018	375	$31.11	1.64	$12,036
Vested and exercisable at September 30, 2018	375		1.64	$12,036
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
A summary of PSUs outstanding as of September 30, 2018, and activity during the nine months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	79	$63.99
Granted	89	$62.87
Vested	(79)	$63.99
Forfeited	—	—
Outstanding at September 30, 2018	89	$62.87	0.25	$5,588
Outstanding and expected to vest at September 30, 2018	27		0.25	$1,677
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
A summary of PRSUs outstanding as of September 30, 2018, and activity during the nine months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	184	$52.80
Granted	72	$59.90
Vested	(38)	$52.45
Forfeited	—	—
Outstanding at September 30, 2018	218	$55.20	1.24	$13,752
Outstanding and expected to vest at September 30, 2018	161		1.01	$10,144
RSU Awards
A summary of RSUs outstanding as of September 30, 2018, and activity during the nine months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2018	948	$55.51
Granted	268	$62.96
Vested	(288)	$53.77
Forfeited	(23)	$59.39
Outstanding at September 30, 2018	905	$58.17	1.98	$57,200
Outstanding and expected to vest at September 30, 2018	828		1.86	$52,347

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
Customer Concentration
The Company's top ten customers accounted for approximately 56% and 57% of net revenues for the three and nine months ended September 30, 2018, respectively, and approximately 56% and 55% of net revenues, respectively, in the corresponding periods of 2017. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Sales to distributors were $83.3 million and $245.4 million for the three and nine months ended September 30, 2018, respectively, and $83.2 million and $249.3 million, respectively, for the corresponding periods of 2017. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In each of the three and nine months ended September 30, 2018 and 2017, one customer, a distributor of the Company's products, accounted for more than 10% of the Company’s net revenues.
The following table discloses this customer’s percentage of revenues for the respective periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2018	2017	2018	2017
Avnet	14%	15%	14%	16%
No other customer accounted for 10% or more of the Company’s net revenues in the periods presented.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2018, and December 31, 2017, 67% and 64%, respectively, of accounts receivable were concentrated with the Company’s top 10 customers. As of September 30, 2018, two customers, both distributors of the Company’s products, represented 10% or more of the Company’s accounts receivable. As of December 31, 2017, one of these customers represented 10% or more of the Company’s accounts receivable.
The following table discloses these customers’ percentage of accounts receivable as of the respective dates:

Customer	September 30, 2018	December 31, 2017
Avnet	20%	18%
Kei Kong Electronics	12%	*
______________

*	Total customer percentage of accounts receivable was less than 10%.
No other customer represented 10% or more of the Company’s accounts receivable as of the dates presented.
Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three and nine months ended September 30, 2018, and September 30, 2017, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
United States of America	$4,460	$4,775	$12,056	$13,078
Hong Kong/China	59,178	59,328	169,149	170,720
Taiwan	11,210	12,424	36,010	36,220
Korea	8,087	9,343	25,965	28,527
Western Europe (excluding Germany)	12,842	12,963	37,910	37,685
Japan	5,040	4,853	15,238	15,338
Germany	3,873	2,817	10,882	8,528
Other	5,395	4,752	15,438	13,410
Total net revenues	$110,085	$111,255	$322,648	$323,506

8. COMMON STOCK REPURCHASES AND CASH DIVIDENDS:
Common Stock Repurchases
As of December 31, 2017, the Company had approximately $44.4 million available under its stock-repurchase program. In January 2018, the Company’s board of directors authorized the use of an additional $30.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the nine months ended September 30, 2018, the Company repurchased approximately 1.1 million shares of its common stock for approximately $74.4 million, thus completing the Company’s authorized repurchase programs. As of September 30, 2018, the Company had used up the entire amount authorized for repurchase. In October 2018, the Company’s board of directors authorized the use of an additional $80.0 million for the repurchase of the Company’s common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
Cash Dividends
In January 2018, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.16 per share to be paid to stockholders of record at the end of each quarter in 2018. For the three and nine months ended September 30, 2018, and September 30, 2017, cash dividends declared and paid were as follows:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Dividends declared and paid	$4,692	$4,164	$14,172	$12,463
Dividends declared and paid per common share	$0.16	$0.14	$0.48	$0.42

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
A summary of the earnings per share calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Basic earnings per share:
Net income	$17,667	$16,506	$47,248	$44,507
Weighted-average common shares	29,365	29,759	29,558	29,646
Basic earnings per share	$0.60	$0.55	$1.60	$1.50
Diluted earnings per share: (1)
Net income	$17,667	$16,506	$47,248	$44,507
Weighted-average common shares	29,365	29,759	29,558	29,646
Effect of dilutive awards:
Employee stock plans	633	855	723	826
Diluted weighted-average common shares	29,998	30,614	30,281	30,472
Diluted earnings per share	$0.59	$0.54	$1.56	$1.46
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

In the three and nine months ended September 30, 2018 and 2017, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

10. PROVISION FOR INCOME TAXES:
U.S. Tax Reform
The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company has not completed the accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate. The Company has not recorded any additional measurement-period adjustments during the nine months ended September 30, 2018. However, the Company continues to evaluate the provisions of the Tax Act, including the recently issued IRS notices, and expects to complete the accounting within the prescribed measurement period.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's effective tax rates for the three and nine months ended September 30, 2018, were 7.6% and 6.3%, respectively, and 2.6% and 1.2% for the corresponding periods of 2017. In the three and nine months ended September 30, 2018 and 2017, the effective tax rates for these periods were lower than the then statutory federal income-tax rates of 21% and 35%, respectively, due to the geographic distribution of the Company’s world-wide earnings in lower tax jurisdictions, federal research tax credits, as well as the recognition of excess tax benefits related to share-based payments. These benefits were offset in part by the estimated 2018 GILTI tax for both the three and nine months ended September 30, 2018.
As of September 30, 2018, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On October 20, 2004, the Company filed a complaint against Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (referred to collectively as “Fairchild”) in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has and is infringing four of Power Integrations’ patents pertaining to pulse width modulation (PWM) integrated circuit devices. Fairchild denied infringement and asked for a declaration from the court that it does not infringe any Power Integrations patent and that the patents are invalid. The Court issued a claim construction order on March 31, 2006 which was favorable to the Company. The Court set a first trial on the issues of infringement, willfulness and damages for October 2, 2006. At the close of the first trial, on October 10, 2006, the jury returned a verdict in favor of the Company finding all asserted claims of all four patents-in-suit to be willfully infringed by Fairchild and awarding $34.0 million in damages. Fairchild raised defenses contending that the asserted patents are invalid or unenforceable, and the Court held a second trial on these issues beginning on September 17, 2007. On September 21, 2007, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of all four patents-in-suit. Fairchild submitted further materials on the issue of enforceability along with various other post-trial motions, and the Company filed post-trial motions seeking a permanent injunction and increased damages and attorneys’ fees, among other things. On September 24, 2008, the Court denied Fairchild’s motion regarding enforceability and ruled that all four patents are enforceable. On December 12, 2008, the Court ruled on the remaining post-trial motions, including granting a permanent injunction, reducing the damages award to $6.1 million, granting Fairchild a new trial on the issue of willful infringement in view of an intervening change in the law, and denying the Company’s motion for increased damages and attorneys’ fees with leave to renew the motion after the resolution of the issue of willful infringement. On December 22, 2008, at Fairchild’s request, the Court temporarily stayed the permanent injunction for 90 days. On January 12, 2009, Fairchild filed a notice of appeal challenging the Court’s refusal to enter a more permanent stay of the injunction, and Fairchild filed additional motions requesting that both the Federal Circuit and the District Court extend the stay of injunction. The District Court temporarily extended the stay pending the Federal Circuit ruling on Fairchild’s pending motion, but the Federal Circuit dismissed Fairchild’s appeal and denied its motion on May 5, 2009, and the District Court issued an order on May 13, 2009 confirming the reinstatement of the permanent injunction as originally entered in December 2008. On June 22, 2009, the Court held a brief bench re-trial on the issue of willful infringement. On July 22, 2010, the Court found that Fairchild willfully infringed all four of the asserted patents, and the Court also invited briefing on enhanced damages and attorneys’ fees. Fairchild also filed a motion requesting that the Court amend its findings regarding willfulness. On January 18, 2011, the Court denied Fairchild’s request to amend the findings regarding Fairchild’s willful infringement and doubled the damages award against Fairchild but declined to award attorneys’ fees. On February 3, 2011, the Court entered final judgment in favor of the Company for a total damages award of $12.9 million. Fairchild filed a notice of appeal challenging the final judgment and a number of the underlying rulings, and the Company filed a cross-appeal seeking to increase the damages award. The appeal was argued on January 11, 2012, and the Federal Circuit issued a mixed ruling on March 26, 2013, affirming Fairchild’s infringement of certain claims that support the basis for the permanent injunction while reversing, vacating, and remanding the findings with respect to other claims, including the Company’s claim for damages. The Company filed a petition seeking Supreme Court review of the Federal Circuit’s ruling on damages issues, and the Supreme Court called for a response from Fairchild but ultimately declined to review the case. On remand, the District Court reinstated the prior findings that Fairchild willfully infringed three of the Company’s patents; the Company intends to pursue its claim for financial compensation based on Fairchild’s infringement. Moreover, following a new Supreme Court case on patent damages, the District Court on October 4, 2018 determined that the Federal Circuit’s ruling on damages in the earlier appeal had been overruled; further briefing on the scope of the proceedings on remand is expected in the coming months.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On July 11, 2011, the Company filed a complaint in the U.S. District Court, District of Columbia, against David Kappos in his capacity as Director of the United States Patent and Trademark Office (PTO) as part of the ongoing reexamination proceedings related to one of the patents asserted against Fairchild and SG in the Delaware litigation described above. The Company filed a motion for summary judgment on a preliminary jurisdictional issue, and the PTO filed a cross-motion to dismiss on this same issue; briefing on those motions was completed in October, 2011. On November 18, 2013, the Court granted the PTO’s motion and transferred the case to the Federal Circuit, where additional briefing took place. Following a hearing in May 2015, the Federal Circuit ruled in the Company’s favor on August 12, 2015, overturning the PTO’s claim construction and remanding the case for further proceedings. On remand, the PTO ignored the Federal Circuit’s guidance, so the Company filed another appeal to the Federal Circuit; in that second appeal, the Federal Circuit overturned the PTO’s rulings and confirmed the validity of the challenged claims of the Company’s patent on March 19, 2018. On September 21, 2018, the Patent Office issued a reexamination certificate confirming the validity of the claims of the patent in question, bringing this matter to a close.
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
On October 21, 2015, the Company filed a complaint for patent infringement against in the United States District Court for the Northern District of California Fairchild Semiconductor Corporation, Fairchild Semiconductor International, Inc., and wholly-owned subsidiary Fairchild (Taiwan) Corporation (referred to collectively as “Fairchild”) to address Fairchild’s continued infringement of two patents Fairchild was previously found to infringe in the three District Court cases the Company brought against Fairchild discussed above. In each of the three prior cases, Fairchild was found to infringe one of the patents at issue in the latest

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

complaint, and Fairchild’s challenges to the validity of the patents were rejected during the course of the prior lawsuits as well. Fairchild has answered the Company’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid. Fairchild’s answer also included counterclaims accusing the Company of infringing four patents pertaining to power conversion integrated circuit devices, including one patent the Company was found not to infringe in prior litigation. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. On December 15, 2016, the Court stayed the case pending resolution of the parties’ inter partes review (IPR) and reexamination proceedings regarding the patents-in-suit. Further rulings are expected from the Court in the coming months in view of additional briefing regarding the Company’s proposal to move forward with some of the Company’s claims.
On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an IPR of the validity of the Company’s U.S. Patent No. 6,212,079 (the ‘079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ‘079 patent is also asserted in the Company’s most recent lawsuits against Fairchild filed in October 2015 and against ON Semiconductor filed in November 2016, also discussed herein. On March 29, 2016, ON Semiconductor Corporation filed another petition requesting an IPR of the Company’s ‘079 patent. Since that time, ON Semiconductor has filed eleven more IPR petitions requesting review of various patents that the Company has previously asserted against Fairchild as described above, and another eleven IPR petitions requesting review of various patents that the Company has asserted against ON Semiconductor as described herein. The PTO denied Silver Star Capital’s IPR petition on the ‘079 patent but instituted IPR proceedings with respect to ON Semiconductor’s petition directed to the ‘079 patent. On September 22, 2017, the PTO rejected as obvious the claims of the Company’s ‘079 patent that were asserted in litigation and which formed the basis for the $146.5 million judgment against Fairchild; an appeal has been filed to reverse the PTO’s adverse findings, with further proceeding expected in the coming months. The PTO also instituted IPR proceedings in response to eight of ON Semiconductor’s eleven other petitions challenging patents previously asserted against Fairchild, denying institution in three cases, and the PTO has rejected a number of the Company’s patent claims in the context of these ongoing proceedings. In one case, the PTO rejected as anticipated the claims of the Company’s U.S. Patent No. 6,538,908 that were asserted in litigation against Fairchild; an appeal is under way, with briefing expected in the coming months, and further proceedings and appeals regarding other IPRs are expected in the coming months as well. Although the validity of many of the Company’s challenged patents has previously been confirmed in the Company’s District Court litigation with Fairchild and in many cases in prior PTO reexamination proceedings as well, and though the Company intends to vigorously defend the validity of its patents, the outcome of the IPR proceedings is uncertain.
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
On November 1, 2016, the Company filed a lawsuit against ON Semiconductor in the United States District Court for the Northern District of California to address ON Semiconductor’s infringement of six patents. The court denied ON Semiconductor’s motion requesting that the case be transferred to Arizona and scheduled trial for December of 2019, with interim deadlines for claim construction and dispositive motions. In consolidating the pleadings from the California and Arizona cases following the transfer of ON Semiconductor’s case from Arizona, ON Semiconductor asserted two additional patents, bringing the total number of patents asserted against the Company to eight in this case, and ON Semiconductor’s amended complaint also seeks a declaration of non-infringement with respect to another of the Company’s patents that was previously asserted against Fairchild Semiconductor. Further proceedings and discovery will take place over the coming months, with a trial scheduled for December of 2019.
On December 27, 2016, ON Semiconductor filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, ON Semiconductor alleged that the Company has infringed and is infringing six patents and requests injunctive relief. On March 9, 2017, ON Semiconductor dismissed its Texas complaint and re-filed a substantially similar complaint in the District of Delaware. After the Company filed a motion to dismiss, ON Semiconductor filed an amended complaint; the Company has answered ON Semiconductor’s complaint and asserted claims for infringement of several of the Company’s patents. Trial has been scheduled for February of 2020, with interim deadlines for discovery and dispositive motions. The Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2018. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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
While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

•
Increase our penetration of the markets we serve. We currently address AC-DC power-supply applications with power outputs up to approximately 500 watts, and gate-driver applications of approximately ten kilowatts and higher. Through our R&D efforts, we seek to introduce more advanced products for this market that offer higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

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

•
Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of approximately $1.5 billion. Since that time we have expanded our SAM to approximately $3 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families, which address applications up to about 500 watts) and our entry into the gate-driver market through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of gate-driver ICs, which enables us to address applications between approximately 10 kilowatts and 100 kilowatts, whereas previously our gate-driver products were primarily for applications above 100 kilowatts.
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
Recent Results
Our net revenues were $110.1 million and $111.3 million in the three months ended September 30, 2018 and 2017, respectively, and $322.6 million and $323.5 million in the nine months ended September 30, 2018 and 2017, respectively. The slight decrease for the three- and nine-month periods was the result of lower sales into the communications and consumer end-markets, reflecting reduced demand for cellphone-charger, residential-networking and appliance applications. These decreases were mostly offset by growth in the industrial end-market, driven by a broad range of applications, and the computer end-market, driven by growth in power supplies for tablets. We believe that demand for our products, particularly in appliance applications, has been affected by U.S. tariffs on certain categories of appliances as well as on steel and aluminum, and by increased caution among our customers with respect to the impact of global trade disputes on their businesses.
Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for approximately 56% and 57% of our net revenues in the three and nine months ended September 30, 2018, respectively, and approximately 56% and 55% of net revenues in each of the respective corresponding periods of 2017. Our top customer, a distributor of our products, accounted for approximately 14% of our net revenues in each of the three and nine months ended September 30, 2018, and approximately 15% and 16% in the three and nine months ended September 30, 2017, respectively. International sales accounted for approximately 96% of our net revenues in each of the three and nine months ended September 30, 2018, and 2017.
Our gross margin was 52% and 50% in the three months ended September 30, 2018, and 2017, respectively, and 52% and 49% in the nine months ended September 30, 2018, and 2017, respectively. The increases in gross margin as compared with the same periods in the prior year were due primarily to a favorable change in end-market mix, with a greater percentage of revenues coming from higher-margin end-markets; cost-reduction efforts also contributed to the increases.
Total operating expenses were $39.0 million and $39.7 million in the three months ended September 30, 2018 and 2017, respectively. Operating expenses decreased in the three months ended September 30, 2018, as compared to the same period in the prior year, due primarily to lower stock-based compensation expense; the decrease reflects a reduction of expense related to performance-based awards in light of our 2018 performance and expectations for the remainder of the year. The decrease was partially offset by higher salary and related expenses due to the expansion of our workforce, as well as higher product-development expenses. In the nine months ended September 30, 2018 and 2017, total operating expenses were $119.2 million and $116.5 million, respectively. Operating expenses increased in the nine months ended September 30, 2018, as compared with the same period in the prior year, due primarily to the expansion of our workforce, resulting in higher salary and related expenses, and higher product-development expenses. These increases were partially offset by lower stock-based compensation expense, as explained above.

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

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.2	49.9	48.3	50.7
Gross profit	51.8	50.1	51.7	49.3
Operating expenses:
Research and development	15.6	15.6	16.3	15.9
Sales and marketing	12.1	11.4	12.3	11.8
General and administrative	7.7	8.6	8.3	8.4
Total operating expenses	35.4	35.6	36.9	36.1
Income from operations	16.4	14.5	14.8	13.2
Other income	1.0	0.8	0.8	0.6
Income before income taxes	17.4	15.3	15.6	13.8
Provision for income taxes	1.4	0.4	1.0	0.2
Net income	16.0%	14.9%	14.6%	13.6%
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three and nine months ended September 30, 2018 were $110.1 million and $322.6 million, respectively, and $111.3 million and $323.5 million, respectively, for the corresponding periods of 2017. The slight decrease in revenues for the three- and nine-month periods was the result of lower sales into the communications and consumer end-markets, reflecting reduced demand for cellphone-charger, residential-networking and appliance applications. These decreases were mostly offset by growth in the industrial end-market, driven by a broad range of applications, and the computer end-market, driven by growth in power supplies for tablets. We believe that demand for our products, particularly in appliance applications, has been affected by U.S. tariffs on certain categories of appliances as well as on steel and aluminum, and by increased caution among our customers with respect to global trade disputes on their businesses.

Our revenue mix by end market for the three and nine months ended September 30, 2018, compared to the corresponding periods in 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
End Market	2018	2017	2018	2017
Communications	22%	23%	21%	24%
Computer	6%	5%	5%	4%
Consumer	35%	37%	38%	38%
Industrial	37%	35%	36%	34%
International sales, consisting of sales outside of the United States based on “bill to” customer locations, were $105.6 million and $310.6 million in the three and nine months ended September 30, 2018, respectively, and $106.5 million and $310.4 million in the corresponding periods of 2017, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 77% of our net revenues in each of the three and nine months ended September 30, 2018, and 78% and 79% of our net revenues in the corresponding periods of 2017, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for 76% of net revenues in each of the three and nine months ended September 30, 2018, respectively, and 75% and 77% in the corresponding periods of 2017, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In the three and nine months ended September 30, 2018 and 2017, one customer, a distributor of our products, accounted for more than 10% of our net revenues.
The following table discloses this customer’s percentage of revenues for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2018	2017	2018	2017
Avnet	14%	15%	14%	16%
No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Net revenues	$110.1	$111.3	$322.6	$323.5
Gross profit	$57.0	$55.7	$166.8	$159.6
Gross margin	51.8%	50.1%	51.7%	49.3%
The increases in gross margin for the three and nine months ended September 30, 2018, compared with the same periods in the prior year, was due primarily to a favorable change in end-market mix, with a greater percentage of revenues coming from higher-margin end-markets; cost-reduction efforts also contributed to the increases.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Net revenues	$110.1	$111.3	$322.6	$323.5
R&D expenses	$17.2	$17.3	$52.6	$51.3
R&D expenses as a % of net revenue	15.6%	15.6%	16.3%	15.9%

R&D expenses were flat in the three months ended September 30, 2018, as compared to the same period in 2017. Higher salary and related expenses from the expansion of headcount and product development expenses were offset by lower stock-based compensation expense related to performance-based stock awards in light of our 2018 performance and expectations for the remainder of the year. However, in the nine months ended September 30, 2018, R&D expenses increased as the lower stock-based compensation expense did not fully offset these increases.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Net revenues	$110.1	$111.3	$322.6	$323.5
S&M expenses	$13.3	$12.8	$39.9	$38.1
S&M expenses as a % of net revenue	12.1%	11.4%	12.3%	11.8%
S&M expenses increased in the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due primarily to increased salary and related expenses from the expansion of headcount.
General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Net revenues	$110.1	$111.3	$322.6	$323.5
G&A expenses	$8.5	$9.5	$26.7	$27.0
G&A expenses as a % of net revenue	7.7%	8.6%	8.3%	8.4%
G&A expenses decreased in the three and nine months ended September 30, 2018, as compared to the same periods in 2017. The decreases were due primarily to lower stock-based compensation expense related to performance-based awards in light of our 2018 performance and expectations for the remainder of the year.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Net revenues	$110.1	$111.3	$322.6	$323.5
Other income	$1.1	$0.9	$2.8	$1.9
Other income as a % of net revenue	1.0%	0.8%	0.8%	0.6%
The increases in other income in the three and nine months ended September 30, 2018, as compared to the same periods in 2017, were due primarily to increases in interest income reflecting higher yields earned on our cash and investments.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2018	2017	2018	2017
Income before income taxes	$19.1	$17.0	$50.4	$45.0
Provision for (benefit from) income taxes	$1.5	$0.4	$3.2	$0.5
Effective tax rate	7.6%	2.6%	6.3%	1.2%
In the three and nine months ended September 30, 2018 and 2017, the effective tax rate was lower than the then-statutory federal income-tax rates of 21% and 35%, respectively, due to the geographic distribution of our world-wide earnings in lower tax jurisdictions, the impact of federal research tax credits, as well as the recognition of excess tax benefits related to share-based payments. Additionally, in the three and nine months ended September 30, 2018, the effective tax rate was impacted by the estimated 2018 GILTI tax.

Liquidity and Capital Resources
As of September 30, 2018, we had $248.3 million in cash, cash equivalents and short-term marketable securities, a decrease of approximately $34.6 million from $282.9 million as of December 31, 2017. As of September 30, 2018, we had working capital, defined as current assets less current liabilities, of $298.3 million, a decrease of approximately $15.2 million from $313.5 million as of December 31, 2017.
Operating activities generated cash of $65.6 million in the nine months ended September 30, 2018. Net income for this period was $47.2 million; we also incurred non-cash stock-based compensation expense, depreciation and amortization of $16.1 million, $14.4 million and $4.0 million, respectively. Sources of cash also included a $2.9 million decrease in accounts receivable due to the timing of cash receipts and a $2.6 million increase in accounts payable, excluding payables related to property and equipment, due primarily to the timing of payments. These sources of cash were partially offset by a $17.1 million increase in inventory, partially reflecting lower-than-normal inventory levels at the beginning of the year, but also driven by our decision to build inventory in order to capitalize on extended lead times and limited availability for certain competing products. Also offsetting the sources of cash was a $2.7 million increase in prepaid expenses and other assets, primarily driven by prepaid legal expenses and advances to suppliers.
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

Our investing activities provided $69.3 million of cash in the nine months ended September 30, 2018, consisting of $89.3 million from sales and maturities of marketable securities, net of purchases, partially offset by $19.1 million for purchases of property and equipment, primarily for manufacturing. Our investing activities in the nine months ended September 30, 2017, resulted in a $54.9 million net use of cash, consisting of $25.4 million for purchases of marketable securities, net of maturities, and $29.6 million for purchases of property and equipment, primarily production-related machinery and equipment.
Our financing activities in the nine months ended September 30, 2018, resulted in an $80.0 million net use of cash, consisting of $74.4 million for the repurchase of our common stock and $14.2 million for the payment of dividends to stockholders. The use of cash was offset in part by $8.6 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the nine months ended September 30, 2017, resulted in a $11.1 million net use of cash, which consisted of $12.5 million for the payment of dividends to stockholders and $6.7 million for the repurchase of our common stock, partially offset by proceeds of $8.1 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
On July 27, 2016, we entered into a Credit Agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. The Credit Agreement was amended on April 30, 2018, to extend the termination date from July 26, 2019, to April 30, 2022, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 30, 2022; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of September 30, 2018, we had no amounts outstanding under our agreement.
In January 2017, our board of directors declared four cash dividends in the amount of $0.14 per share to be paid to stockholders of record at the end of each quarter in 2017. We paid a total of $16.6 million in cash dividends in 2017. In January 2018, our board of directors declared four quarterly cash dividends in the amount of $0.16 per share to be paid to stockholders of record at the end of each quarter in 2018. Dividend payouts of approximately $4.8 million, $4.7 million and $4.7 million occurred on March 30, 2018, June 29, 2018, and September 28, 2018, respectively. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
As of December 31, 2017, we had approximately $44.4 million available under our stock-repurchase program. In January 2018, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. In the nine months ended September 30, 2018 we repurchased approximately 1.1 million shares of our common stock for approximately $74.4 million. As of September 30, 2018, we had used up the entire amount authorized for repurchase. In October 2018, our board of directors authorized the use of an additional $80.0 million for the repurchase of our common stock, with repurchases to be executed according to pre-defined price/volume guidelines. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of September 30, 2018, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $18.4 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.
As of September 30, 2018, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Off-Balance-Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At September 30, 2018, and December 31, 2017, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of September 30, 2018, or December 31, 2017, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.

Foreign Currency Exchange Risk. As of September 30, 2018, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of September 30, 2018, and December 31, 2017, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Nevertheless, as a result of these supplier agreements, our gross margin is influenced by fluctuations in the exchange rate between the U.S. dollar and the Japanese yen. All else being equal, a 10% change in the value of the U.S. dollar compared to the Japanese yen would result in a corresponding change in our gross margin of approximately 1.0%; this sensitivity may increase or decrease depending on the percentage of our wafer supply that we purchase from some of our Japanese suppliers and could subject our gross profit and operating results to the potential for material fluctuations.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
In January 2018, our board of directors authorized the use of an additional $30.0 million for the repurchase of our common stock, which was announced on February 1, 2018. In the nine months ended September 30, 2018, we purchased approximately 1.1 million shares for approximately $74.4 million. As of September 30, 2018, we had used up the entire amount authorized for repurchase.
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the third quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
July 1, 2018, to July 31, 2018	55,131	$72.37	55,131	$7.0
August 1, 2018, to August 31, 2018	96,370	$72.61	96,370	—
September 1, 2018, to September 30, 2018	—	—	—	—
Total	151,501		151,501

All of the shares repurchased were pursuant to our publicly announced repurchase program.
In October 2018, our board of directors authorized the use of an additional $80.0 million for the repurchase of our common stock, which was announced on October 25, 2018.

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

POWER INTEGRATIONS, INC.

Dated:	October 25, 2018	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)