Form 10-Q
period 2019-03-31
POWER INTEGRATIONS INC
filed 2019-04-25
CIK 833640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ____________________________________________________________________________
FORM 10-Q
 ____________________________________________________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 18, 2019
Common Stock, $0.001 par value	29,270,669

POWER INTEGRATIONS, INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and in Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, including, but not limited to: our quarterly operating results are volatile and difficult to predict, and if we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly; if demand for our products declines in our major end markets, our net revenues will decrease; our products are sold through distributors, which limits our direct interaction with our end customers, therefore reducing our ability to forecast sales and increasing the complexity of our business; we depend on third-party suppliers to provide us with wafers for our products, and if they fail to provide us sufficient quantities of wafers, our business may suffer; intense competition may lead to a decrease in our average selling price and reduced sales volume of our products; if our products do not penetrate additional markets, our business will not grow as we expect; we do not have long-term contracts with any of our customers and if they fail to place, or if they cancel or reschedule orders for our products, our operating results and our business may suffer; if we are unable to adequately protect or enforce our intellectual property rights, we could lose market share, incur costly litigation expenses, suffer incremental price erosion or lose valuable assets, any of which could harm our operations and negatively impact our profitability. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by laws.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,795	$134,137
Short-term marketable securities	92,901	94,451
Accounts receivable, net of allowances for doubtful accounts of $526 and $706 in 2019 and 2018, respectively	20,545	11,072
Inventories	85,080	80,857
Prepaid expenses and other current assets	16,798	11,915
Total current assets	341,119	332,432
PROPERTY AND EQUIPMENT, net	113,713	114,117
INTANGIBLE ASSETS, net	20,073	21,152
GOODWILL	91,849	91,849
DEFERRED TAX ASSETS	5,733	6,906
OTHER ASSETS	28,018	22,241
Total assets	$600,505	$588,697
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,432	$31,552
Accrued payroll and related expenses	11,512	12,131
Taxes payable	706	933
Other accrued liabilities	5,271	3,750
Total current liabilities	50,921	48,366
LONG-TERM INCOME TAXES PAYABLE	8,789	8,652
DEFERRED TAX LIABILITIES	204	216
OTHER LIABILITIES	9,290	4,391
Total liabilities	69,204	61,625
COMMITMENTS AND CONTINGENCIES (Notes 11, 12, 13 and 14)
STOCKHOLDERS’ EQUITY:
Common stock	28	28
Additional paid-in capital	127,769	126,164
Accumulated other comprehensive loss	(1,361)	(1,689)
Retained earnings	404,865	402,569
Total stockholders’ equity	531,301	527,072
Total liabilities and stockholders’ equity	$600,505	$588,697
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2019	2018
NET REVENUES	$89,188	$103,081
COST OF REVENUES	43,714	49,537
GROSS PROFIT	45,474	53,544

OPERATING EXPENSES:
Research and development	17,946	17,481
Sales and marketing	13,017	13,088
General and administrative	8,390	9,014
Total operating expenses	39,353	39,583
INCOME FROM OPERATIONS	6,121	13,961
OTHER INCOME	1,152	836
INCOME BEFORE INCOME TAXES	7,273	14,797
PROVISION FOR INCOME TAXES	40	597
NET INCOME	$7,233	$14,200

EARNINGS PER SHARE:
Basic	$0.25	$0.48
Diluted	$0.25	$0.46

SHARES USED IN PER SHARE CALCULATION:
Basic	28,951	29,799
Diluted	29,446	30,552
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
NET INCOME	$7,233	$14,200
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in each of the three months ended March 31, 2019 and 2018	(22)	(37)
Unrealized gain (loss) on marketable securities, net of $0 tax in each of the three months ended March 31, 2019 and 2018	334	(238)
Amortization of defined benefit pension items, net of tax of $5 and $9 in the three months ended March 31, 2019 and 2018, respectively	16	32
Total other comprehensive income (loss)	328	(243)
TOTAL COMPREHENSIVE INCOME	$7,561	$13,957
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
(In thousands)	March 31,
	2019	2018
Common stock
Beginning balance	$28	$29
Common stock issued under employee stock plans	—	—
Repurchase of common stock	—	—
Ending balance	28	29

Additional paid-in capital
Beginning balance	126,164	198,384
Common stock issued under employee stock plans	4,500	4,657
Repurchase of common stock	(7,302)	(33,314)
Stock-based compensation expense	4,407	5,625
Ending balance	127,769	175,352

Accumulated other comprehensive income (loss)
Beginning balance	(1,689)	(2,139)
Other comprehensive income (loss)	328	(243)
Ending balance	(1,361)	(2,382)

Retained earnings
Beginning balance	402,569	351,408
Net income	7,233	14,200
Payment of dividends to stockholders	(4,937)	(4,775)
Ending balance	404,865	360,833

Total stockholders’ equity	$531,301	$533,832
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWER INTEGRATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,233	$14,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,610	4,931
Amortization of intangibles	1,255	1,348
Loss on disposal of property and equipment	96	38
Stock-based compensation expense	4,407	5,625
Amortization of premium (accretion of discount) on marketable securities	(110)	262
Deferred income taxes	1,161	(140)
Increase (decrease) in accounts receivable allowances	(180)	5
Change in operating assets and liabilities:
Accounts receivable	(9,293)	(934)
Inventories	(4,223)	(6,121)
Prepaid expenses and other assets	(4,229)	(3,141)
Accounts payable	1,220	233
Taxes payable and accrued liabilities	(871)	(577)
Net cash provided by operating activities	1,076	15,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,459)	(6,491)
Acquisition of technology licenses	(214)	(500)
Purchases of marketable securities	(4,793)	—
Proceeds from sales and maturities of marketable securities	6,787	52,366
Net cash provided by (used in) investing activities	(1,679)	45,375
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock under employee stock plans	4,500	4,657
Repurchase of common stock	(7,302)	(33,314)
Payments of dividends to stockholders	(4,937)	(4,775)
Proceeds from draw on line of credit	—	8,000
Payments on line of credit	—	(8,000)
Net cash used in financing activities	(7,739)	(33,432)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,342)	27,672
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	134,137	93,655
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,795	$121,327
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid property and equipment	$2,533	$1,961
Unpaid technology licenses	$100	$500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$378	$273

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
While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the interim balance sheet in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the Power Integrations, Inc. consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in its Form 10-K filed on February 13, 2019, with the Securities and Exchange Commission.

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:
Significant Accounting Policies and Estimates
Except for the adoption of the new accounting standards for leases mentioned below, no material changes have been made to the Company's significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in its Annual Report on Form 10-K, filed on February 13, 2019, for the year ended December 31, 2018.
Adoption of New Accounting Standards
In February 2016, the FASB amended the existing accounting standards for leases, ASU 2016-02, Leases. The amendments require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. The accounting by lessors will remain largely unchanged from that applied under previous U.S. GAAP. The Company is required to adopt the amendments in the first quarter of fiscal 2019, with early adoption permitted.
The Company adopted the new standards in the first quarter of 2019, effective January 1, 2019, using the optional transition method, under which the new standards were applied prospectively rather than restating the prior periods presented. The Company elected the practical expedients under the transition guidance, which includes the use of hindsight in determining the lease term and the practical expedient package to not reassess whether any expired or existing contracts are or contain leases, to not reassess the classification of any expired or existing leases, and to not reassess initial direct costs for any existing leases. In addition, the Company elected the practical expedient to recognize lease and non-lease components as a single lease component. The Company has elected not to record on the balance sheet leases with an initial term of twelve months or less. Upon adoption, the Company recognized both right-of-use assets and corresponding lease liabilities of approximately$7.3 million and $7.2 million, respectively, on the condensed consolidated balance sheet. The difference between the right-of-use assets and lease liabilities was due to prepaid rent. There was no impact on the condensed consolidated statement of income or the condensed consolidated statement of cash flows.

3. COMPONENTS OF THE COMPANY’S CONDENSED CONSOLIDATED BALANCE SHEETS:
Accounts Receivable

(In thousands)	March 31, 2019	December 31, 2018
Accounts receivable trade	$63,340	$54,055
Allowances for ship and debit	(39,168)	(40,118)
Allowances for stock rotation and rebate	(3,101)	(2,159)
Allowances for doubtful accounts	(526)	(706)
Total	$20,545	$11,072

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

(In thousands)	March 31, 2019	December 31, 2018
Raw materials	$40,969	$41,138
Work-in-process	21,897	15,612
Finished goods	22,214	24,107
Total	$85,080	$80,857
Prepaid Expenses and Other Current Assets

(In thousands)	March 31, 2019	December 31, 2018
Prepaid legal fees	$1,866	$181
Prepaid income tax	4,481	3,081
Prepaid maintenance agreements	2,161	2,047
Interest receivable	457	595
Advance to suppliers	3,590	2,157
Other	4,243	3,854
Total	$16,798	$11,915
Intangible Assets

	March 31, 2019			December 31, 2018
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Domain name	$1,261	$—	$1,261	$1,261	$—	$1,261
In-process research and development	4,690	—	4,690	4,690	—	4,690
Developed technology	33,270	(23,258)	10,012	33,270	(22,464)	10,806
Customer relationships	20,030	(16,947)	3,083	20,030	(16,520)	3,510
Technology licenses	1,176	(149)	1,027	1,000	(115)	885
Total	$60,427	$(40,354)	$20,073	$60,251	$(39,099)	$21,152
The estimated future amortization expense related to finite-lived intangible assets at March 31, 2019, is as follows:

Fiscal Year	Estimated Amortization (In thousands)
2019 (remaining nine months)	$3,644
2020	3,675
2021	2,809
2022	1,731
2023	1,489
Thereafter	774
Total (1)	$14,122
_______________

(1)	The total above excludes $4.7 million of in-process research and development that will be amortized, upon completion of development, over the estimated useful life of the technology.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018, were as follows:

	Unrealized Gains and Losses on Marketable Securities		Defined Benefit Pension Items				Foreign Currency Items		Total
	Three Months Ended		Three Months Ended				Three Months Ended		Three Months Ended
	March 31,		March 31,				March 31,		March 31,
(In thousands)	2019	2018	2019		2018		2019	2018	2019	2018
Beginning balance	$(266)	$(427)	$(712)		$(1,237)		$(711)	$(475)	$(1,689)	$(2,139)
Other comprehensive income (loss) before reclassifications	334	(238)	—		—		(22)	(37)	312	(275)
Amounts reclassified from accumulated other comprehensive loss	—	—	16	(1)	32	(1)	—	—	16	32
Net-current period other comprehensive income (loss)	334	(238)	16		32		(22)	(37)	328	(243)
Ending balance	$68	$(665)	$(696)		$(1,205)		$(733)	$(512)	$(1,361)	$(2,382)
_______________

(1)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost for the three months ended March 31, 2019 and 2018.
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
The fair-value hierarchy of the Company's cash equivalents and marketable securities at March 31, 2019, and December 31, 2018, was as follows:

	Fair Value Measurement at
	March 31, 2019
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$92,901	$—	$92,901
Commercial paper	99,196	—	99,196
Money market funds	189	189	—
Total	$192,286	$189	$192,097

	Fair Value Measurement at
	December 31, 2018
(In thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Corporate securities	$94,451	$—	$94,451
Commercial paper	96,366	—	96,366
Money market funds	304	304	—
Total	$191,121	$304	$190,817
The Company did not transfer any investments between Level 1 and Level 2 of the fair-value hierarchy in the three months ended March 31, 2019, and the twelve months ended December 31, 2018.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. MARKETABLE SECURITIES:
Amortized cost and estimated fair market value of marketable securities classified as available-for-sale (excluding cash equivalents) at March 31, 2019, were as follows:

	Amortized Cost	Gross Unrealized		Estimated Fair Market Value
(In thousands)		Gains	Losses
Investments due in 3 months or less:
Corporate securities	$12,635	$—	$(9)	$12,626
Total	12,635	—	(9)	12,626
Investments due in 4-12 months:
Corporate securities	60,573	53	(60)	60,566
Total	60,573	53	(60)	60,566
Investments due in 12 months or greater:
Corporate securities	19,625	84	—	19,709
Total	19,625	84	—	19,709
Total marketable securities	$92,833	$137	$(69)	$92,901
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
As of March 31, 2019, and December 31, 2018, the Company evaluated the nature of the investments with a loss position, which were primarily high-quality corporate securities, and determined the unrealized losses were not other-than-temporary.

6. STOCK-BASED COMPENSATION:
The following table summarizes the stock-based compensation expense recognized in accordance with ASC 718-10 for the three months ended March 31, 2019, and March 31, 2018:

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Cost of revenues	$271	$249
Research and development	1,632	1,839
Sales and marketing	1,061	1,276
General and administrative	1,443	2,261
Total stock-based compensation expense	$4,407	$5,625
Stock-based compensation expense in the three months ended March 31, 2019, was approximately $4.4 million, comprising approximately $4.6 million related to restricted stock unit (RSU) awards, a reduction to expense of $0.6 million related to performance-based (PSU) awards and long-term performance-based (PRSU) awards and $0.4 million related to the Company’s employee stock purchase plan. Stock-based compensation expense in the three months ended March 31, 2018, was approximately $5.6 million, comprising approximately $4.3 million related to RSUs, $0.9 million related to PSUs and PRSUs and $0.4 million related to the Company’s employee stock purchase plan.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
A summary of stock options outstanding as of March 31, 2019, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	335	$32.41
Granted	—	—
Exercised	(85)	$20.92
Forfeited or expired	—	—
Outstanding at March 31, 2019	250	$36.33	1.73	$8,404
Vested and exercisable at March 31, 2019	250		1.73	$8,404
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
In January 2019, it was determined that approximately 26,000 shares of the PSUs granted in 2018 vested in aggregate; the shares were released to the Company’s employees and executives in the first quarter of 2019.
A summary of PSUs outstanding as of March 31, 2019, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	26	$62.87
Granted	58	$69.46
Vested	(26)	$62.87
Forfeited	—	—
Outstanding at March 31, 2019	58	$69.46	0.75	$4,043
Outstanding and expected to vest at March 31, 2019	38		0.75	$2,648
PRSU Awards
            The Company's PRSU program provides for the issuance of PRSUs which will vest based on the Company's performance measured against the PRSU program's established revenue targets. PRSUs are granted in an amount equal to twice the target number of shares to be issued if the maximum performance metrics are met. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus the Company's performance goals, and may range from zero to 200% of the target number. The performance goals for PRSUs granted in fiscal 2017, 2018 and 2019 were based on the Company’s annual revenue growth over the respective three-year performance period.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2019, it was determined that approximately 70,000 shares of the PRSUs granted in 2016, vested in aggregate; the shares were released to the Company’s executives in the first quarter of 2019.
A summary of PRSUs outstanding as of March 31, 2019, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	213	$55.48
Granted	72	$68.17
Vested	(70)	$43.26
Forfeited	—	—
Outstanding at March 31, 2019	215	$63.70	1.75	$15,023
Outstanding and expected to vest at March 31, 2019	93		2.41	$6,534
RSU Awards
A summary of RSUs outstanding as of March 31, 2019, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted- Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	895	$58.19
Granted	119	$67.51
Vested	(112)	$54.38
Forfeited	(4)	$56.81
Outstanding at March 31, 2019	898	$59.91	2.20	$62,796
Outstanding and expected to vest at March 31, 2019	827		1.71	$57,871

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
Customer Concentration
The Company's top ten customers accounted for approximately 52% of net revenues for the three months ended March 31, 2019, and approximately 58% of net revenues in the corresponding period of the previous year. A significant portion of these revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a broad, diverse range of end users, including OEMs and merchant power supply manufacturers. Sales to distributors were $69.8 million and $79.1 million in the three months ended March 31, 2019 and 2018, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.
In each of the three months ended March 31, 2019 and 2018, one customer, a distributor of the Company's products, accounted for more than 10% of the Company’s net revenues.
The following table discloses this customer’s percentage of revenues for the respective periods:

	Three Months Ended
Customer	March 31, 2019	March 31, 2018
Avnet	13%	16%
No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2019, and December 31, 2018, 68% and 64%, respectively, of accounts receivable were concentrated with the Company’s top ten customers.
The following customers represented 10% or more of accounts receivable:

Customer	March 31, 2019	December 31, 2018
Avnet	18%	17%
Powertech Distribution Ltd.	11%	11%
No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.
Geographic Net Revenues
The Company markets its products globally through its sales personnel and a worldwide network of independent sales representatives and distributors. Geographic net revenues, based on “bill to” customer locations, for the three months ended March 31, 2019, and March 31, 2018, were as follows:

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
United States of America	$2,672	$3,867
Hong Kong/China	47,229	51,357
Taiwan	6,672	11,886
Korea	8,542	9,649
Western Europe (excluding Germany)	10,901	13,592
Japan	3,650	4,551
Germany	4,927	3,304
Other	4,595	4,875
Total net revenues	$89,188	$103,081

8. STOCKHOLDERS’ EQUITY:
Common Stock Shares Outstanding

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Beginning balance	28,889	29,782
Common stock issued under employee stock plans	342	346
Repurchased	(121)	(498)
Ending balance	29,110	29,630
Common Stock Repurchases
As of December 31, 2018, the Company had approximately $51.2 million remaining under its stock-repurchase program. In the three months ended March 31, 2019, the Company repurchased approximately 121,000 shares of its common stock for approximately $7.3 million. As of March 31, 2019, the Company had approximately $43.9 million remaining under its current repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements, business conditions and other factors.
Cash Dividends
In January 2019, the Company’s board of directors declared four quarterly cash dividends in the amount of $0.17 per share to be paid to stockholders of record at the end of each quarter in 2019. For the three months ended March 31, 2019, and March 31, 2018, cash dividends declared and paid were as follows:

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2019	March 31, 2018
Dividends declared and paid	$4,937	$4,775
Dividends declared per common share	$0.17	$0.16

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
A summary of the earnings per share calculation is as follows:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2019	March 31, 2018
Basic earnings per share:
Net income	$7,233	$14,200
Weighted-average common shares	28,951	29,799
Basic earnings per share	$0.25	$0.48
Diluted earnings per share: (1)
Net income	$7,233	$14,200
Weighted-average common shares	28,951	29,799
Effect of dilutive awards:
Employee stock plans	495	753
Diluted weighted-average common shares	29,446	30,552
Diluted earnings per share	$0.25	$0.46
_______________

(1)
The Company includes the shares underlying performance-based awards in the calculation of diluted earnings per share if the performance conditions have been satisfied as of the end of the reporting period and excludes such shares when the necessary conditions have not been met. The Company has excluded the shares underlying the outstanding performance-based awards in the 2019 and 2018 calculations as the shares were not contingently issuable as of the end of the reporting periods.

In each of the three months ended March 31, 2019 and 2018, no outstanding stock awards were determined to be anti-dilutive and therefore excluded from the computation of diluted earnings per share.

10. PROVISION FOR INCOME TAXES:
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.
The Company's effective tax rates for the three months ended March 31, 2019 and 2018, were 0.5% and 4.0%, respectively. In the three months ended March 31, 2019 and 2018, the effective tax rate was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of the Company’s world-wide earnings in lower-tax jurisdictions, federal research tax credits and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income.
As of March 31, 2019, the Company maintained a valuation allowance on its California deferred tax assets, New Jersey deferred tax assets, and capital losses for federal purposes, and a valuation allowance with respect to its deferred tax assets relating to tax credits in Canada.

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

11. LEASES:
The Company’s leases consist of operating leases for administrative office spaces, research-and-development facilities, design centers and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total lease expense was $0.6 million in the three months ended March 31, 2019, while short-term and variable lease expenses were not material.
Balance sheet information related to leases was as follows:

(In thousands)	Balance Sheet Classification	March 31, 2019
Right-of-use assets
Operating lease assets	Other assets	$6,792
Lease liabilities
Current operating lease liabilities	Other accrued liabilities	$1,657
Non-current operating lease liabilities	Other liabilities	4,917
Total		$6,574
Initial lease terms are determined at commencement and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Remaining lease terms range from one to nine years, some of which include options to extend for up to six years, and some of which include options to terminate within one year. Leases with an initial term of twelve months or less are not recorded on the balance sheet. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at commencement date.

Lease term and discount rate	March 31, 2019
Weighted average remaining lease term	5.0 years
Weighted average discount rate	4.0%
Supplemental cash flows information related to leases was as follow:

Three Months Ended
(In thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$723

Right-of-use assets obtained in exchange for new operating lease obligations	$59

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under all non-cancelable lease agreements as of March 31, 2019, are as follows:

(In thousands)	March 31, 2019
2019 (remaining nine months)	$1,346
2020	1,732
2021	1,384
2022	1,011
2023	758
Thereafter	1,009
Total future minimum lease payments	7,240
Less imputed interest	(666)
Total	$6,574

12. COMMITMENTS:
Supplier Agreements
Under the terms of the Company's wafer-supply agreements with Seiko Epson Corporation ("Epson"), and ROHM Lapis Semiconductor Co., Ltd. ("Lapis") the wafers purchased from these suppliers are priced in U.S. dollars, with mutual sharing of the impact of fluctuations in the exchange rate between the Japanese yen and the U.S. dollar on future purchases. Each year, the Company's management and these two suppliers review and negotiate future pricing; the negotiated pricing is denominated in U.S. dollars but is subject to contractual exchange rate provisions. The fluctuation in the exchange rate is shared equally between the Company and each of these suppliers on future purchases.

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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On May 23, 2008, the Company filed a complaint against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild’s wholly owned subsidiary System General Corporation (referred to collectively as “Fairchild”), in the United States District Court for the District of Delaware. In its complaint, the Company alleged that Fairchild has infringed and is infringing three patents pertaining to power supply controller integrated circuit devices. Fairchild answered the Company’s complaint on November 7, 2008, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid and unenforceable. Fairchild’s answer also included counterclaims accusing the Company of infringing three patents pertaining to primary side power conversion integrated circuit devices. Fairchild had earlier brought these same claims in a separate suit against the Company, also in Delaware, which Fairchild dismissed in favor of adding its claims to the Company’s already pending suit against Fairchild. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. Fairchild also filed a motion to stay the case, but the Court denied that motion on December 19, 2008. On March 5, 2009, Fairchild filed a motion for summary judgment to preclude any recovery for post-verdict sales of parts found to infringe in the parties’ other ongoing litigation, described above, and the Company filed its opposition and a cross-motion to preclude Fairchild from re-litigating the issues of infringement and damages for those same products. On June 26, 2009, the Court held a hearing on the parties’ motions, and on July 9, 2009 the Court issued an order denying the parties’ motions but staying proceedings with respect to the products that were found to infringe and which are subject to the injunction in the other Delaware case between the parties pending the entry of final judgment in that case; those products are expected to be addressed in the context of the parties’ remand proceedings following the appeal in their earlier litigation in Delaware, and the remainder of the case is proceeding. On December 18, 2009, the Court issued an order construing certain terms in the asserted claims of the Company’s and Fairchild’s patents in suit. Following the Court’s ruling on claim construction, Fairchild withdrew its claim related to one of its patents and significantly reduced the number of claims asserted for the remaining two patents. The parties thereafter filed and argued a number of motions for summary judgment, and the Court denied the majority of the parties’ motions but granted the Company’s motion to preclude Fairchild from re-arguing validity positions that were rejected in the prior case between the parties. Because the assigned Judge retired at the end of July 2010, the case was re-assigned to a different Judge, and the Court vacated the trial schedule and had the parties provide their input on the appropriate course of action. The Court thereafter set a trial schedule with the jury trial on infringement and validity to begin in July 2011. On April 18, 2011, the Court rescheduled the trial to begin in January 2012, and on June 2, 2011, the Court moved the trial date to April 2012 to permit the parties to address another patent the Company accused Fairchild of infringing. Following a trial in April 2012, the jury returned a verdict finding that Fairchild infringes two of the Company’s patents, that Fairchild has induced others to infringe the Company’s patents, and also upheld the validity of the infringed patents. Of the two remaining counterclaim patents Fairchild asserted in the case, one was found not to be infringed, but the jury found the second patent to be infringed by a limited number of the Company’s products, although the jury further found the Company did not induce infringement by any customers, including customers outside the United States. On March 29, 2013, the District Court denied most of the parties’ post-trial motions on liability but granted the Company’s motion for judgment as a matter of law finding that Fairchild infringed another of the Company’s patents. On April 25, 2013, the Court denied both parties’ motions regarding the unenforceability of each other’s patents. The Company challenged adverse findings on appeal; nevertheless, the Company estimated that even if the verdict on Fairchild’s patent had ultimately been upheld, the sales potentially impacted would have amounted to less than 0.5% of the Company’s revenues. The Company requested an injunction preventing further infringement of its own patents by Fairchild, and Fairchild requested an injunction as well. Following a hearing on the issue in June 2014, the Court denied Fairchild’s request for an injunction against the Company and granted the Company’s request for an injunction against Fairchild. On January 13, 2015, the District Court entered final judgment on the liability and validity issues discussed above, and both parties filed appeals with the Federal Circuit. After briefing was completed, oral argument on the appeal took place in early July 2016, and on December 12, 2016, the Federal Circuit issued its opinion in the appeal, overturning the lone infringement verdict against the Company, finding one of the Company’s patents invalid, and overturning the District Court’s jury instruction on inducement. In view of the Federal Circuit’s rejection of the District Court’s jury instruction on inducement, the Court also vacated the inducement findings and associated injunction against Fairchild and remanded the case for a retrial on inducement, but the underlying validity and infringement findings

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

against Fairchild on those two patents remain intact. At the conclusion of the retrial, the jury returned a verdict in favor of the Company, finding that Fairchild willfully infringed the Company’s patents and induced infringement of the patents, awarding $24.3 million in damages on November 9, 2018. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s condensed consolidated financial statements as a result of the damages verdict. Fairchild challenged the verdict, and the Company is also seeking enhanced damages for Fairchild’s willful infringement, in post-trial proceedings where rulings are expected over the coming months, with appeals to follow.
On June 28, 2004, the Company filed a complaint for patent infringement in the U.S. District Court, Northern District of California, against System General Corporation (SG), a Taiwanese company, and its U.S. subsidiary. The Company’s complaint alleged that certain integrated circuits produced by SG infringed and continue to infringe certain of its patents. On June 10, 2005, in response to the initiation of an International Trade Commission (ITC) investigation on the patents asserted in the District Court lawsuit, the District Court stayed all proceedings. Subsequent to the completion of the ITC proceedings, the District Court temporarily lifted the stay and scheduled a case management conference. On December 6, 2006, SG filed a notice of appeal of the ITC decision. In response, and by agreement of the parties, the District Court vacated the scheduled case management conference and renewed the stay of proceedings pending the outcome of the Federal Circuit appeal of the ITC determination. On November 19, 2007, the Federal Circuit affirmed the ITC’s findings in all respects, and SG did not file a petition for review. The parties subsequently filed a motion to dismiss the District Court case without prejudice. On November 4, 2009, the Company re-filed its complaint for patent infringement against SG and its parent corporations, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation, to address their continued infringement of patents at issue in the original suit that recently emerged from SG requested reexamination proceedings before the U.S. Patent and Trademark Office (USPTO). The Company seeks, among other things, an order enjoining SG and Fairchild from infringing the Company’s patents and an award of damages resulting from the alleged infringement. Fairchild has denied infringement and asked for a declaration from the Court that it does not infringe any Power Integrations patent, that the patents are invalid, and that one of the two of the Company’s patents now at issue in the case is unenforceable. On May 5, 2010, SG and Fairchild filed an amended answer including counterclaims accusing the Company of infringing two patents, and later Fairchild withdrew its claim for infringement of one of the patents it originally asserted against the Company but added another patent to the case over the Company’s objections. Both parties filed summary judgment motions and challenges to each other’s experts’ testimony, and the Court granted the Company’s motion for summary judgment of non-infringement with respect to one of Fairchild’s two patents. Following a trial on the remaining claims in February 2014, the jury returned a verdict in the Company’s favor, affirming the validity of the asserted claims of the Company’s patents-in-suit, finding that SG and Fairchild infringed the Company’s asserted patents and induced infringement by others, and awarding $105.0 million in damages. The Jury also rejected Fairchild’s remaining counterclaims for infringement against the Company. Fairchild challenged these rulings in post-trial motions, but the judge confirmed the jury’s determinations on infringement and damages, although the Court declined to find Fairchild’s infringement willful. Fairchild also pressed its unenforceability claim with respect to one of the two patents it was found to infringe in post-trial briefing, but the Court rejected Fairchild’s unenforceability claim. Fairchild also requested reconsideration of the damages determinations, and the Court granted a new trial with respect to damages but none of the other issues addressed in the previous trial, with the retrial scheduled for December 2015. Thereafter, the parties completed pretrial proceedings challenging each other’s experts, and the Court granted portions of each party’s motions limiting the scope of expert testimony for purposes of the damages retrial, but neither party was successful in their efforts to prevent the other side’s experts from testifying at trial. Following a retrial on the issue of damages in December 2015, the jury returned a verdict in the Company’s favor, finding that the Company’s patented technology created the basis for customer demand for the infringing Fairchild products and awarding $139.8 million in damages. Although the jury awarded damages, at this stage of the proceedings the Company cannot state the amount, if any, it might ultimately recover from Fairchild, and no benefits have been recorded in the Company’s consolidated financial statements as a result of the damages verdict. Fairchild filed post-trial motions challenging the verdict, but the Court rejected Fairchild’s motions challenging the damages verdict in August 2016. The Company also filed motions requesting enhanced damages and attorney fees and reinstatement of the willfulness finding against Fairchild in view of an intervening change of law; on January 13, 2017, the District Court reinstated the finding that Fairchild’s infringement was willful but declined to enhance damages or award fees. In January 2017, Fairchild filed a further challenge to the verdict, but the Court rejected Fairchild’s motion and entered a final judgment of $146.5 million after factoring in pre-judgment interest. Fairchild’s appeal on the merits challenged the infringement findings and damages award. In July 2018, on appeal, the Federal Circuit affirmed the findings that Fairchild infringed both of the Company’s asserted patents but vacated the damages award and remanded the case for further proceedings. The Company filed a petition for review by the Supreme Court seeking to overturn the Federal Circuit’s ruling, but the Supreme Court denied further reviews. On remand, the Company intends to pursue its claim for damages, although the patent claims at issue in litigation currently stand rejected in IPR proceedings, subject to appeal as discussed below.
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

POWER INTEGRATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On October 21, 2015, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California against Fairchild Semiconductor Corporation, Fairchild Semiconductor International, Inc., and wholly-owned subsidiary Fairchild (Taiwan) Corporation (referred to collectively as “Fairchild”) to address Fairchild’s continued infringement of two patents Fairchild was previously found to infringe in the three District Court cases the Company brought against Fairchild discussed above. In each of the three prior cases, Fairchild was found to infringe one of the patents at issue in the latest complaint, and Fairchild’s challenges to the validity of the patents were rejected during the course of the prior lawsuits as well. Fairchild has answered the Company’s complaint, denying infringement and asking for a declaration from the Court that it does not infringe any Power Integrations patent and that the patents are invalid. Fairchild’s answer also included counterclaims accusing the Company of infringing four patents pertaining to power conversion integrated circuit devices, including one patent the Company was found not to infringe in prior litigation. The Company has answered Fairchild’s counterclaims, denying infringement and asking for a declaration from the Court that it does not infringe any Fairchild patent and that the Fairchild patents are invalid. On December 15, 2016, the Court stayed the case pending resolution of the parties’ inter partes review (IPR) and reexamination proceedings regarding the patents-in-suit. Following additional briefing regarding the Company’s proposal to move forward with some of the Company’s claims, the Court lifted the stay as to one of each side’s patents and set a trial for November 2020, with fact and expert discovery taking place in the interim.
On March 10, 2016, Silver Star Capital, LLC filed a petition with the U.S. Patent & Trademark Office (PTO) requesting that the PTO conduct an IPR of the validity of the Company’s U.S. Patent No. 6,212,079 (the ‘079 patent), which the Company has asserted against Fairchild Semiconductor in the California litigation initiated in 2004, as discussed above. The Company’s ‘079 patent is also asserted in the Company’s most recent lawsuits against Fairchild filed in October 2015 and against ON Semiconductor filed in November 2016, also discussed herein. On March 29, 2016, ON Semiconductor Corporation filed another petition requesting an IPR of the Company’s ‘079 patent. Since that time, ON Semiconductor has filed eleven more IPR petitions requesting review of various patents that the Company has previously asserted against Fairchild as described above, and another eleven IPR petitions requesting review of various patents that the Company asserted against ON Semiconductor as described herein. The PTO denied Silver Star Capital’s IPR petition on the ‘079 patent but instituted IPR proceedings with respect to ON Semiconductor’s petition directed to the ‘079 patent. On September 22, 2017, the PTO rejected as obvious the claims of the Company’s ‘079 patent that were asserted in litigation and which formed the basis for the $146.5 million judgment against Fairchild; an appeal has been filed to reverse the PTO’s adverse findings, with further proceedings expected in the coming months. The PTO also instituted IPR proceedings in response to eight of ON Semiconductor’s eleven other petitions challenging patents previously asserted against Fairchild, denying institution in three cases, and the PTO has rejected a number of the Company’s patent claims in the context of these ongoing proceedings. In one case, the PTO rejected as anticipated the claims of the Company’s U.S. Patent No. 6,538,908 that were asserted in litigation against Fairchild; an appeal is under way, with briefing expected in the coming months, and further proceedings and appeals regarding other IPRs are expected in the coming months as well. Although the validity of many of the Company’s challenged patents has previously been confirmed in the Company’s District Court litigation with Fairchild and in many cases in prior PTO reexamination proceedings as well, and though the Company intends to vigorously defend the validity of its patents, the outcome of the IPR proceedings is uncertain.
On April 1, 2016, Opticurrent, LLC filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, Opticurrent alleges that the Company has infringed and is infringing one patent pertaining to transistor switch devices. The Company filed a motion to transfer the case to California, which the Court granted, and the case was assigned to a new judge in San Francisco following the transfer. On December 21, 2018, the Court granted the Company’s challenge to Opticurrent’s damages expert but denied the Company’s motion for summary judgment. Following a trial in February 2019, a jury issued a finding of direct infringement by the Company but found that the Company did not induce infringement, and awarded Opticurrent damages of $6.7 million. The Company is challenging those findings in post-trial proceedings and believes it has strong defenses, and intends to vigorously defend itself against Opticurrent’s claims, with appeals to follow.

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
On December 27, 2016, ON Semiconductor filed a complaint against the Company in the United States District Court for the Eastern District of Texas. In its complaint, ON Semiconductor alleged that the Company has infringed and is infringing six patents and requests injunctive relief. On March 9, 2017, ON Semiconductor dismissed its Texas complaint and re-filed a substantially similar complaint in the District of Delaware. After the Company filed a motion to dismiss, ON Semiconductor filed an amended complaint; the Company has answered ON Semiconductor’s complaint and asserted claims for infringement of several of the Company’s patents. Trial has been scheduled for February 2020, with interim deadlines for discovery and dispositive motions. The Company believes it has valid defenses and intends to vigorously defend itself against ON Semiconductor’s claims.
In November 2017, ON Semiconductor filed suit against the Company in Taiwan charging the Company with infringing three Taiwanese patents and seeking an injunction and damages of approximately $1.0 million. After a number of hearings and briefings on various disputed issues, including issues of jurisdiction, claim construction, validity, and infringement, the Court on April 8, 2019 denied ON’s claims and dismissed the case. The Company intends to vigorously defend itself against ON Semiconductor’s claims in any further proceedings in this matter.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees' development work to the Company. To date, the Company has not had to reimburse any of its distributors or customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2019. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and our results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 13, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and in Part II, Item 1A -“Risk Factors” and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.
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
We also offer high-voltage gate drivers — either standalone ICs or circuit boards containing ICs, electrical isolation components and other circuitry — used to operate high-voltage switches such as insulated-gate bipolar transistors (IGBTs) and silicon-carbide (SiC) MOSFETs. These combinations of switches and drivers are used for power conversion in high-power applications (i.e., power levels ranging from a few kilowatts up to one gigawatt) such as industrial motors, solar- and wind-power systems, electric vehicles and high-voltage DC transmission systems. In 2018, we introduced a new category of power-conversion ICs, a family of motor-driver ICs addressing brushless DC (BLDC) motors used in refrigerators, HVAC systems, ceiling fans and other consumer-appliance and light commercial applications.
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
While the size of our addressable market fluctuates with changes in macroeconomic and industry conditions, the market has generally exhibited a modest growth rate over time as growth in the unit volume of power converters has been offset to a large degree by reductions in the average selling price of components in this market. Therefore, the growth of our business depends largely on increasing our penetration of the markets that we serve and on further expanding our addressable market. Our growth strategy includes the following elements:

•
Increase our penetration of the markets we serve. We currently address AC-DC applications with power outputs up to approximately 500 watts, gate-driver applications of approximately ten kilowatts and higher, and motor-drive applications up to approximately 300 watts. Through our research and development efforts, we seek to introduce more advanced products for these markets offering higher levels of integration and performance compared to earlier products. We also continue to expand our sales and application-engineering staff and our network of distributors, as well as our offerings of technical documentation and design-support tools and services to help customers use our products. These tools and services include our PI Expert™ design software, which we offer free of charge, and our transformer-sample service.

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

•
Increase the size of our addressable market. Prior to 2010 our addressable market consisted of AC-DC applications with up to about 50 watts of output, a served available market (“SAM”) opportunity of approximately $1.5 billion. Since that time we have expanded our SAM to approximately $4 billion through a variety of means. These include the introduction of products that enable us to address higher-power AC-DC applications (such as our Hiper™ product families, which address applications up to about 500 watts) and our entry into the gate-driver market through the acquisition of CT-Concept Technologie AG in 2012. In 2016 we introduced the SCALE-iDriverTM family of gate-driver ICs, broadening the range of gate-driver applications we can address. In 2018 we introduced our BridgeSwitch™ motor-driver ICs, as described above.

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
Recent Results
Our net revenues were $89.2 million and $103.1 million in the three months ended March 31, 2019 and 2018, respectively. Net revenues decreased compared with the same period in the prior year reflecting a broad-based decline in demand across all end markets.
Our top ten customers, including distributors that resell to OEMs and merchant power supply manufacturers, accounted for 52% and 58% of our net revenues in the three months ended March 31, 2019 and 2018, respectively. Our top customer, a distributor of our products, accounted for approximately 13% and 16% of our net revenues in the three months ended March 31, 2019 and 2018, respectively. International sales accounted for 97% and 96% of our net revenues in the three-month periods ended March 31, 2019 and 2018, respectively.
Our gross margin was 51% and 52% in the three months ended March 31, 2019 and 2018, respectively. The decrease in gross margin was due primarily to increased wafer substrate costs.
Total operating expenses were $39.4 million and $39.6 million in the three months ended March 31, 2019 and 2018, respectively. The slight decrease was due primarily to lower stock-based compensation expense related to performance-based awards, partially offset by higher salary and related expenses due to the expansion of our workforce, increased promotional activity associated with new-product launches and increased legal expenses related to our litigation with ON Semiconductor.

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
•income taxes;
•business combinations; and
•goodwill and intangible assets.
Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in each case in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 13, 2019.

Results of Operations
The following table sets forth certain operating data as a percentage of net revenues for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Net revenues	100.0%	100.0%
Cost of revenues	49.0	48.1
Gross profit	51.0	51.9
Operating expenses:
Research and development	20.1	17.0
Sales and marketing	14.6	12.7
General and administrative	9.4	8.7
Total operating expenses	44.1	38.4
Income from operations	6.9	13.5
Other income	1.3	0.8
Income before income taxes	8.2	14.3
Provision for income taxes	—	0.6
Net income	8.2%	13.7%
Comparison of the Three Months Ended March 31, 2019 and 2018
Net revenues. Net revenues consist of revenues from product sales, which are calculated net of returns and allowances. Net revenues for the three months ended March 31, 2019 and 2018 were $89.2 million and $103.1 million, respectively. Net revenues decreased compared with the same period in the prior year reflecting a broad-based decline in demand across all end markets.
Our revenue mix by end market for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
End Market	2019	2018
Communications	18%	19%
Computer	5%	5%
Consumer	39%	40%
Industrial	38%	36%
International sales, consisting of sales outside of the United States of America based on “bill to” customer locations, were $86.5 million and $99.2 million in the three months ended March 31, 2019 and 2018, respectively. Although power converters using our products are distributed to end markets worldwide, most are manufactured in Asia. As a result, sales to this region represented 75% and 76%, of our net revenues in the three months ended March 31, 2019 and 2018, respectively. We expect international sales, and sales to the Asia region in particular, to continue to account for a large portion of our net revenues in the future.
Sales to distributors accounted for 78% and 77% of net revenues in the three months ended March 31, 2019 and 2018, respectively. Direct sales to OEMs and power-supply manufacturers accounted for the remainder.

In each of the three months ended March 31, 2019 and 2018, one customer, a distributor of our products, accounted for more than 10% of our net revenues.
The following table discloses this customer’s percentage of revenues for the respective periods:

	Three Months Ended March 31,
Customer	2019	2018
Avnet	13%	16%
No other customers accounted for 10% or more of our net revenues in these periods.
Gross profit. Gross profit is net revenues less cost of revenues. Our cost of revenues consists primarily of costs associated with the purchase of wafers from our contracted foundries, the assembly, packaging and testing of our products by sub-contractors, product testing performed in our own facilities, amortization of acquired intangible assets, and overhead associated with the management of our supply chain. Gross margin is gross profit divided by net revenues. The table below compares gross profit and gross margin for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Net revenues	$89.2	$103.1
Gross profit	$45.5	$53.5
Gross margin	51.0%	51.9%
The decrease in gross margin for the three months ended March 31, 2019, compared with the same period in the prior year, was due primarily to increased wafer substrate costs.
Research and development expenses. Research and development (“R&D”) expenses consist primarily of employee-related expenses, including stock-based compensation, and expensed material and facility costs associated with the development of new technologies and new products. We also record R&D expenses for prototype wafers related to new products until such products are released to production. The table below compares R&D expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Net revenues	$89.2	$103.1
R&D expenses	$17.9	$17.5
R&D expenses as a % of net revenue	20.1%	17.0%
R&D expenses increased in the three months ended March 31, 2019 as compared to the same period in 2018, due primarily to higher salary and related expenses from the expansion of headcount and higher product-development expenses, partially offset by lower stock-based compensation expense related to performance-based awards.
Sales and marketing expenses. Sales and marketing (“S&M”) expenses consist primarily of employee-related expenses, including stock-based compensation, commissions to sales representatives, amortization of intangible assets and facilities expenses, including expenses associated with our regional sales and support offices. The table below compares S&M expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Net revenues	$89.2	$103.1
S&M expenses	$13.0	$13.1
S&M expenses as a % of net revenue	14.6%	12.7%
S&M expenses were relatively flat in the three months ended March 31, 2019 as compared to the same period in 2018, as lower stock-based compensation expense was mostly offset by increased promotional activity associated with new-product launches.

General and administrative expenses. General and administrative (“G&A”) expenses consist primarily of employee-related expenses, including stock-based compensation expenses, for administration, finance, human resources and general management, as well as consulting, professional services, legal and audit expenses. The table below compares G&A expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Net revenues	$89.2	$103.1
G&A expenses	$8.4	$9.0
G&A expenses as a % of net revenue	9.4%	8.7%
G&A expenses decreased in the three months ended March 31, 2019 as compared to the same period in 2018. The decrease was primarily due to lower stock-based compensation expense related to performance-based awards, partially offset by increased legal expenses related to our litigation with ON Semiconductor.
Other income. Other income consists primarily of interest income earned on cash and cash equivalents, marketable securities and other investments, and the impact of foreign exchange gains or losses. The table below compares other income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Net revenues	$89.2	$103.1
Other income	$1.2	$0.8
Other income as a % of net revenue	1.3%	0.8%
The increase in other income in the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to an increase in interest income reflecting higher yields earned on our cash and investments.
Provision for income taxes. Provision for income taxes represents federal, state and foreign taxes. The table below compares income-tax expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Income before income taxes	$7.3	$14.8
Provision for income taxes	—	$0.6
Effective tax rate	0.5%	4.0%
Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.
Our effective tax rates for the three months ended March 31, 2019 and 2018 were 0.5% and 4.0%, respectively. In the three months ended March 31, 2019 and 2018, the effective tax rate was lower than the statutory federal income-tax rate of 21% due to the geographic distribution of our world-wide earnings in lower-tax jurisdictions, the impact of federal research tax credits and the recognition of excess tax benefits related to share-based payments. These benefits were partially offset by foreign income subject to U.S. tax, known as global intangible low-taxed income.

Liquidity and Capital Resources
As of March 31, 2019, we had $218.7 million in cash, cash equivalents and short-term marketable securities, a decrease of approximately $9.9 million from $228.6 million as of December 31, 2018. As of March 31, 2019, we had working capital, defined as current assets less current liabilities, of $290.2 million, an increase of approximately $6.1 million from $284.1 million as of December 31, 2018.
Operating activities generated cash of $1.1 million in the three months ended March 31, 2019. Net income for this period was $7.2 million; we also incurred non-cash stock-based compensation expense, depreciation, amortization and deferred income taxes of $4.4 million, $4.6 million, $1.3 million and $1.2 million, respectively. Sources of cash also included a $1.2 million increase in accounts payable, excluding payables related to property and equipment, due primarily to the timing of payments. These sources of cash were mostly offset by a $9.3 million increase in accounts receivable due to the timing of customer shipments, a $4.2 million increase in inventory reflecting a combination of the recent market slowdown and anticipation of demand and a $4.2 million increase in prepaid expenses and other assets, primarily driven by advances to suppliers, prepaid legal fees and prepaid taxes.

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
Our investing activities in the three months ended March 31, 2019, resulted in a $1.7 million net use of cash, primarily consisting of $3.5 million for purchases of property and equipment, primarily production-related machinery and equipment, partially offset by $2.0 million from sales and maturities of marketable securities, net of purchases. Our investing activities provided $45.4 million of cash in the three months ended March 31, 2018, consisting of $52.4 million from sales and maturities of marketable securities, partially offset by $6.5 million for purchases of property and equipment, primarily production-related machinery and equipment.
Our financing activities in the three months ended March 31, 2019, resulted in a $7.7 million net use of cash, consisting of $7.3 million for the repurchase of our common stock and $4.9 million for the payment of dividends to stockholders. These uses of cash were offset in part by $4.5 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan. Our financing activities in the three months ended March 31, 2018, resulted in a $33.4 million net use of cash, consisting of $33.3 million for the repurchase of our common stock and $4.8 million for the payment of dividends to stockholders. These uses of cash were offset in part by $4.7 million from the issuance of common stock, including the exercise of employee stock options and the issuance of shares through our employee stock purchase plan.
On July 27, 2016, we entered into a Credit Agreement with a bank (the "Credit Agreement") that provides us with a $75.0 million revolving line of credit to use for general corporate purposes with a $20.0 million sub-limit for the issuance of standby and trade letters of credit. We amended the Credit Agreement on April 30, 2018, to extend the termination date from July 26, 2019, to April 30, 2022, with all other terms remaining the same. Our ability to borrow under the revolving line of credit is conditioned upon our compliance with specified covenants, including reporting and financial covenants, primarily a minimum liquidity measure and a debt to earnings ratio, with which we are currently in compliance. The Credit Agreement terminates on April 30, 2022; all advances under the revolving line of credit will become due on such date, or earlier in the event of a default. As of March 31, 2019, we had no amounts outstanding under our agreement.
In January 2018, our board of directors declared four cash dividends in the amount of $0.16 per share to be paid to stockholders of record at the end of each quarter in 2018. We paid a total of $18.8 million in cash dividends in 2018. In January 2019, our board of directors declared four quarterly cash dividends in the amount of $0.17 per share to be paid to stockholders of record at the end of each quarter in 2019. A dividend payout of $4.9 million occurred on March 29, 2019. The declaration of any future cash dividend is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors, as well as a determination that cash dividends are in the best interests of our stockholders.
As of December 31, 2018, we had approximately $51.2 million remaining under our stock-repurchase program. In the three months ended March 31, 2019 we repurchased approximately 121,000 shares of our common stock for approximately $7.3 million. As of March 31, 2019, we had approximately $43.9 million remaining in our repurchase program, which has no expiration date. Authorization of future repurchase programs is at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, business conditions and other factors.
As of March 31, 2019, we had a contractual obligation related to income tax, which consisted primarily of unrecognized tax benefits of approximately $20.4 million. A portion of the tax obligation is classified as long-term income taxes payable and a portion is recorded in deferred tax assets in our condensed consolidated balance sheet.
As of March 31, 2019, there were no material changes in our contractual commitments from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our cash, cash equivalents and investment balances may change in future periods due to changes in our planned cash outlays, including changes in incremental costs such as direct and integration costs related to future acquisitions. The recent Tax Act signed into law on December 22, 2017, subjects U.S. companies to a one-time transition tax on total post-1986 earnings and profits of their foreign subsidiaries and generally allows companies to repatriate accumulated foreign earnings without incurring additional U.S. federal taxes beginning after December 31, 2017. Accordingly, as of March 31, 2019, our worldwide cash and marketable securities are available to fund capital allocation needs, including capital and internal investments, acquisitions, stock repurchases and/or dividends without incurring additional U.S. federal income taxes.
If our operating results deteriorate during the remainder of 2019 as a result of a decrease in customer demand, pricing pressure, or other factors, our ability to generate positive cash flow from operations may be jeopardized. In that case, we may be forced to use our cash, cash equivalents and short-term investments, use our credit agreement or seek additional financing from third parties to fund our operations. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy our projected working capital and other cash requirements for at least the next 12 months.
Off-Balance-Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been a material change in our exposure to foreign currency exchange and interest rate risks from that described in our Annual Report on Form 10-K for the year ended December 31, 2018.
Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We consider cash invested in highly liquid financial instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Investments in highly liquid financial instruments with maturities greater than three months at the date of purchase are classified as short-term investments. We generally hold securities until maturity; however, they may be sold under certain circumstances, including, but not limited to, when necessary for the funding of acquisitions and other strategic investments, and therefore we classify our investment portfolio as available-for-sale. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we seek to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. Our portfolio includes only marketable securities with active secondary or resale markets to facilitate portfolio liquidity. At March 31, 2019, and December 31, 2018, we held primarily cash equivalents and short-term investments with fixed interest rates.
Our investment securities are subject to market interest rate risk and will vary in value as market interest rates fluctuate. We monitor our investments per our above-mentioned investment policy; therefore, if market interest rates were to increase or decrease by 10% from interest rates as of March 31, 2019, or December 31, 2018, the increase or decrease in the fair market value of our portfolio on these dates would not have been material. We monitor our investments for impairment on a periodic basis. Refer to Note 5, Marketable Securities, in our Notes to Unaudited Condensed Consolidated Financial Statements, for a tabular presentation of our available-for-sale investments and the expected maturity dates.
Foreign Currency Exchange Risk. As of March 31, 2019, our primary transactional currency was U.S. dollars; in addition, we hold cash in Swiss francs and euro. We maintain cash denominated in Swiss francs and euro to fund the operations of our Swiss subsidiary. The foreign exchange rate fluctuation between the U.S. dollar versus the Swiss franc and euro is recorded in other income in our condensed consolidated statements of income.
We have sales offices in various other foreign countries in which our expenses are denominated in the local currency, primary Asia and Western Europe. Cash balances held in foreign countries are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. From time to time we may enter into foreign currency hedging contracts to hedge certain foreign currency transactions. As of March 31, 2019, and December 31, 2018, we did not have an open foreign currency hedge program utilizing foreign currency forward exchange contracts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 13, Legal Proceedings and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
As of the date of this filing, the risk factors have not changed substantively from those disclosed in Part 1 Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, which risk factors are incorporated by reference in this report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In August 2018, our board of directors authorized the use of $80.0 million for the repurchase of our common stock, which was announced on October 25, 2018. As of December 31, 2018, we had approximately $51.2 million available for future repurchases to be executed according to pre-defined price/volume guidelines.
In the three months ended March 31, 2019, we purchased approximately 121,000 shares for approximately $7.3 million. As of March 31, 2019, we had approximately $43.9 million remaining in our repurchase program, which has no expiration date.
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the first quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in millions)
January 1, 2019, to January 31, 2019	121,110	$60.29	121,110	$43.9
February 1, 2019, to February 28, 2019	—	—	—	$43.9
March 1, 2019, to March 31, 2019	—	—	—	$43.9
Total	121,110		121,110
All of the shares repurchased were pursuant to our publicly announced repurchase program.

ITEM 6. EXHIBITS

Incorporation by Reference
EXHIBIT NUMBER	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-K	000-23441	3.1	2/29/2012

3.2	Amended and Restated Bylaws	8-K	000-23441	3.1	4/26/2013

4.1	Reference is made to Exhibits 3.1 to 3.2

10.1	2019 compensation arrangements with named executive officers	10-K	000-23441	Item 9B	2/13/2019

10.2*
Amendment Number Nine to the Amended and Restated Wafer Supply Agreement, between Power Integrations International, Ltd. and Lapis Semiconductor Co., Ltd. (formerly OKI Semiconductor Co., Ltd.), effective as of February 6, 2019
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
_____________

*	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.

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

POWER INTEGRATIONS, INC.

Dated:	April 25, 2019	By:	/s/ SANDEEP NAYYAR
Sandeep Nayyar Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)